Form 10-K
period 1994-12-31
CORTLAND FIRST FINANCIAL CORP
filed 1995-03-28
CIK 796317

SECURITIES AND EXCHANGE COMMISSION
                                      Washington, DC  20549
                                            FORM 10-K

                        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994.  Commission file number 0-15366

                               CORTLAND FIRST FINANCIAL CORPORATION
                      (Exact name of Registrant as specified in its charter)

State of incorporation: New York
I.R.S. Employer Identification No.: 16-1276885
Address of principal executive offices: 65 Main Street, Cortland, NY  13045

Registrant's telephone number including area code: (607) 756-2831

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $5.00 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      x  Yes                                       No

The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 12, 1995 was 35,276,025.

The number of shares outstanding of the Registrant's common stock on December 31, 1994: Common Stock, $5.00 Par Value --- 672,000 shares.

                                 Documents Incorporated by Reference

Portions of the proxy statement for the annual shareholders' meeting to be held March 27, 1994, are incorporated by reference in Part III.


Form 10-K

PART I

Item 1 -- Business

Cortland First Financial Corporation is a Bank Holding Company and commenced business on October 1, 1986. First National Bank of Cortland is a wholly owned subsidiary of Cortland First Financial Corporation and its only operating entity.

Government Regulation and Supervision
As a holding company, Cortland First Financial Corporation is subject to supervision by the Federal Reserve system and is required to file an annual report with the Federal Reserve Board, and is subject to examination by that Board as well. Its subsidiary bank, First National Bank of Cortland, is subject to supervision by the Office of the Comptroller of the Currency as well as the Federal Deposit Insurance Corporation (FDIC). The administrative office of Cortland First Financial Corporation is located at 65 Main Street, Cortland, New York, in Cortland County.

Service Area and Competition
The company conducts its banking operation primarily in Cortland County and the surrounding areas. First National Bank of Cortland currently employs 123 people in its six banking offices located in Cortland, Cortlandville, Marathon, McGraw, Cincinnatus, and Tully. A seventh banking facility was added in early 1994 in Whitney Point, which expanded our service area into neighboring Broome County and added greater convenience to those customers in the southern portion of our current market.

First National Bank of Cortland is an independent commercial bank committed to serving the financial needs of customers in the local communities. The bank is in competition with other financial institutions in the area, many of which are branches of large institutions such as Marine Midland, Fleet, and Key Bank. Other organizations compete for deposits and loans as well, and include insurance companies, money market funds, federal credit unions, and other local independent banking operations.

Services Offered
In addition to providing the traditional loan and deposit service to its customers, the Bank also provides several specialized customer services including 24-hour automated teller machines in four locations: Main Office, 65 Main Street, Cortland; Groton Avenue Office, 1125 Groton Avenue, Cortlandville; Tully Office, Route 80 at I-81, Tully and our Whitney Point office on Route 11 in Whitney Point; as well as a 24-hour cash dispensing machine in our Marathon Office located at 14 East Main Street, Marathon. A full range of trust services including financial planning, estate planning, and custodial services are handled by the Bank. Other banking services include annuities, safe deposit boxes, travelers checks, money orders, wire transfers, collections, and foreign exchange. Traditional deposit products include checking accounts, Negotiable order of withdrawal (NOW) and savings accounts, time deposits, and individual retirement accounts. Lending services include residential, farm, business loans, Small Business Administration loans, installment loans, credit card loans, home equity loans, biweekly mortgages, auto, and student loans.

First National Bank of Cortland has no foreign assets except for a nominal amount of Canadian currency.

Management is not aware of any exposure to potential environmental liability under the Superfund. Management is also not aware of any known trends, events, or uncertainties that will have, or that are reasonably likely to have, a material effect on the liquidity, capital resources, or operations of the Corporation or its subsidiary.

The following pages display the statistical disclosure by bank holding companies required by the Securities Act Industry Guide 3.

MESSAGE TO SHAREHOLDERS

Established in 1986, Cortland First Financial Corporation is a relatively new company. However, its only operating subsidiary, First National Bank of Cortland, has been a community cornerstone since 1869. Celebrating 125 years of stability, integrity, and service in 1994, we took a look back at our history and found that behind every challenge lies the opportunity for continued growth. Rooted in the philosophy that got us here, the challenge today is to look for sustainable growth in a future that is far from predictable.

I am pleased to report that, while in many ways 1994 was a very challenging year, once again your bank has succeeded in achieving solid growth - growth that can be measured financially as well as growth that has been visible in our branch development, computer utilization and customer service initiatives.

First National Bank of Cortland remains an independent community bank. In today's economic climate, growth is hard fought. Market share will be won by prudent yet progressive management and dedicated employees who recognize that service quality is the only real differentiator in the highly competitive world of financial services.

First the numbers: In 1994, we were able to achieve yet another growth year in which total assets reached an all-time high closing at $198,800,000, an increase of more than $10,000,000. This increase represents a 5.3% growth over 1993 assets of $188,700,000. The Board of Directors also approved record cash dividends to shareholders in 1994. Total dividends paid to shareholders in 1994 amounted to $840,000 or $1.25 per share. The combination of gain in the market value of a share of stock purchased January 1, 1994, plus the cash dividends, produced a handsome total return of 47.9% for shareholders in 1994.

Earnings continued to be very strong in 1994. Net income of $2,700,000 produced a return on average assets of 1.37%, significantly above the national average of 1.18% reported by the FDIC, as of the end of the third quarter. On a per-share basis, net income in 1994 was $4.00 versus $4.06 in 1993. Planned expenditures for computer-related equipment and new branch construction held earnings slightly below the previous year's record earnings.

Total shareholder equity increased by 1.8% to $20,400,000, providing a very strong capital-to-assets ratio of 10.89%. Total shareholder equity and book value were impacted by Statement of Financial Accounting Standards Board (FASB) No. 115 which requires recognition of unrealized gains or losses in investment securities. The significant rise in interest rates over the past year produced an unrealized loss in those securities classified as available-for-sale which, after tax considerations, had the effect of reducing equity by $875,320. It is not anticipated that this loss will ever be realized since the bank historically does not sell its investment securities. Banking regulators have chosen not to include the unrealized losses or gains for purposes of calculating regulatory capital. (Please refer to the Management's Discussion and Analysis section for further information.)

Once again, we are proud that the bank rating firms continued to award their highest ratings to our bank in 1994. Bauer Financial Reports, Inc. recognized the bank with its Five-Star rating; Veribanc, Inc. bestowed its Blue Ribbon rating; and, The Sheshunoff Company, Inc. awarded an "A+" rating.

Technologically speaking, 1994 provided an opportunity to consolidate the enhancements and conveniences achieved when we installed our new Unisys computer system in 1993. This system forms the basis which will keep First National in the forefront of technology for years to come.

In April, we opened our seventh banking office, located in the northern Broome County community of Whitney Point. The office, located approximately fourteen miles north of the city of Binghamton, is capably managed by Roberta Bush and her staff, and is off to an excellent beginning.

In November, we commenced a major renovation of the Main Office's adjacent building at 73 Main Street, acquired in 1990, which will house our expanded Trust and Investment Department on the ground floor and the loan department on the second floor, with the third floor available for future expansion. A new credit department supporting the bank's lending activities will occupy space on the second floor of our present building, adjacent to the loan department. The two buildings will be joined at the second floor level and serviced by the existing elevator. The building has been beautifully remodeled inside and out in keeping with the historic nature of the downtown location.

We are excited about the expansion of our Trust and Investment division. We are planning an expansion of our Trust Department in 1995 and expect significant growth in this area. With the Mutual Partners asset allocation program introduced in 1994, we expect that mutual fund investment opportunities for our customers will be an important factor in the long-term prospects for this area. This department offers a full range of personal trust, investment and custodial services as well as employee benefit programs.

In 1994, we welcomed two new members to the Board of Directors, Mary Alice Bellardini, Mayor of the Village of Homer, and John Buck, President of Buck Environmental Laboratories, Inc. Each of these individuals brings a wealth of talent and abilities to our bank.

Finally, a much-deserved salute to all of our dedicated staff, employees and Board of Directors, without whom we would have no reason for celebrating a century and a quarter of service to our community. Indeed it is a proud tradition that brings the bank to where it is today. More than pride in the past, however, we take pride in the talent and attitude of our people today, enabling us to build on the legacy we have inherited.

We encourage our staff's involvement in activities and organizations which help make our communities better places, and many of our staff members are so involved. Last year, we were especially proud of Sharon Yaple, Vice President for Marketing and Retail Customer Services. In addition to her very active involvement in our 125th anniversary celebration and new branch opening, she chaired the 1995 United Way campaign which exceeded its prior year's record fund-raising effort. Also, Bob Derksen, Vice President and CFO, was the recipient of the St. George Medal awarded by the NYS Division of the American Cancer Society. The St. George Award is the most significant division award bestowed at the national level and awarded to division volunteers for outstanding service. Denise Connor, who works in our Finance and Accounting Department, was recognized by the Cortland Rotary Club with its first annual "Pride of Workmanship Award," an award given to employees who demonstrate the ability to "Do it once - Do it well - Build a Better America."

Historically, the local economy lags the national economic cycle by six to twelve months; however, during the current recovery in the national economy, our local economy has been slower to recover, due principally to a net loss of jobs in the manufacturing sector over the past year. With interest rates continuing to rise as the Fed attempts to limit inflationary concerns, we expect 1995 to present its share of unique challenges. With our strong capitalization, well-trained and competent staff and dedicated Board of Directors, I am confident that the Bank will once again rise to meet these new challenges and opportunities.

Sincerely,



David R. Alvord
President and Chief Executive Officer

Item 2 -- Properties

The Registrant operates the following branches:

Name of Office             Location              County      Date Established

Home Office                65 Main Street        Cortland    March 1, 1869
                           Cortland, NY

Cincinnatus                Main Street           Cortland    January 1, 1943
                           Cincinnatus, NY

Groton Avenue              1125 Groton Avenue    Cortland    June 22, 1987
                           Cortland, NY

Marathon                   14 E. Main Street     Cortland    August 15, 1957
                           Marathon, NY

McGraw                     30 Main Street        Cortland     May 1, 1967
                           McGraw, NY

Tully                      Route 80 at I-81      Onondaga    January 26, 1989
                           Tully, NY

Whitney Point              2950 NYS Route 11     Broome       April 7, 1994
                           Whitney Point, NY

The Tully and Whitney Point offices are leased. The other banking premises are owned.

Item 3 -- Legal Proceedings

There are no pending legal proceedings, other than routine litigation incidental to the business of the Bank, to which the Registrant or the Bank is a party or of which any of their property is the subject. In management's opinion, no pending action, if adversely decided, would materially affect the Bank's or the Registrant's financial condition.

Item 4 -- Submission of Matters to a Vote of Security Holders

No matters were submitted for security holder vote during the fourth quarter of 1994.

PART II

Item 5 -- Market for Registrant's Common Stock and Related Shareholders Matters

At the Year End:                        1994                             1993
Total Assets                         $198,759,128                  $188,683,125
Total Loans (net)                     108,682,989                   104,619,149
Total Deposits                        176,967,403                   167,302,184
Shareholders'
Equity                                 20,423,557                    20,062,563
Trust Assets
(book value)                           49,872,335                    50,129,768
Allowance for Possible
Loan Losses                             1,225,737                     1,079,689

For the Year:

Net Interest Inc                     $ 10,098,411                   $ 9,799,967
(fully tax equivalent basis)
Net Income                              2,689,861                     2,729,403

Per Share (adjusted for stock split):
Net Income                           $       4.00                   $      4.06
Book Value                                  30.39                         29.86
Cash Dividends                               1.25                          1.20

Ratios:
Return on Average
Assets                                      1.37%                         1.43%
Return on Average
Capital                                    13.25                          14.70
Tier II Capital-to-Assets                  10.89                          10.88

Regulatory Ratios:
Total Risk-Based Capital     20.32%
Tier I Risk-Based Capital    19.22
Leverage                     10.76

The minimum risk-based capital per regulatory requirements for the "well capitalized" category is 10%.

Common Stock Data:
The common stock of Cortland First Financial Corporation is inactively traded in the over-the-counter market. Market makers for the stock are Ryan, Beck & Company (800-342-2325), Monroe Securities, Inc. (716-546-5560), and First Albany Corporation (800-336-3245). There were 526 shareholders of record as of December 31, 1994. Prices & dividends are adjusted for the stock split declared August 16, 1993. Stock prices below are based on low "offer" prices and high "bid" prices for the quarter.

1994                              High               Low         Dividend Paid
1st Quarter                       $ 50.00            $ 42.25         $ .30
2nd Quarter                         51.50              48.75           .15
3rd Quarter                         54.00              49.75           .15
4th Quarter                         54.25              52.75           .65

1993                              High               Low         Dividend Paid
1st Quarter                       $ 25.25            $ 24.25         $ .25
2nd Quarter                         25.50              24.75           .15
3rd Quarter                         30.00              26.00           .15
4th Quarter                         36.50              34.25           .65


Item 6 -- Selected Financial Data
Five Year Comparative Summary (In thousands of dollars)

Assets and Deposits     1994        1993        1992        1991        1990
<s >
Loans                 $108,683    $104,619     $101,669    $102,902   $103,272
Securities              70,380      67,587       65,523      53,889     46,625
Deposits               176,967     167,302      167,261     156,825    145,738
Total Assets           198,759     188,683      186,090     173,727    161,285
Trust Dept Assets       49,872      50,130       47,128      49,474     46,616
(not included in
Total Assets)
Shareholders' Equity    20,424      20,063       17,526      16,007     14,514
(Capital, Surplus
& Shareholders Equity)

Operating Income & Expenses
Total Interest Income   14,314      14,292       14,706      15,383     14,725
Total Interest Exp       4,725       5,013        6,058       7,822      7,978
Net Interest Income      9,589       9,279        8,648       7,561      6,747
Provision for Possible
Loan Losses                300         300          305         240        240
Net Interest Income
after Provision for
Possible Loan Losses     9,289       8,979        8,343       7,321      6,507
Other Operating Inc      1,370       1,303        1,241       1,205      1,187
Total Operating Inc     10,659      10,282        9,584       8,526      7,694

Salaries & Benefits      3,596       3,343        3,163       3,161      2,896
Occupancy & Equipment
Expense                  1,099       1,005          891         799        765
Other Operating Exp      2,096       2,042        1,884       1,623      1,446
Total Operating Exp      6,791       6,390        5,938       5,583      5,107

Income Before Taxes      3,868       3,892        3,646       2,943      2,587
Provision for Taxes      1,178       1,163        1,118         829        695
Income Before
Acct. Change             2,690       2,729        2,528       2,114      1,892
Cumulative Effect of Adopting
  Accrual Basis
  Accounting for Postretirement
    Benefits              ----        ----          320        ----       ----
Net Income            $  2,690    $  2,729     $  2,208    $  2,114    $ 1,892

Per-Share Statistics
  (adjusted for stock split)
Net Income            $   4.00    $   4.06     $   3.29    $   3.15    $  2.82
Year End Book Value      30.39       29.86        26.08       23.82      21.60
Cash Dividends Paid       1.25        1.20        1.025         .925       .85

Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Cortland First Financial Corporation is a one-bank holding company that was formed in 1986. Its only subsidiary and operating entity is First National Bank of Cortland, chartered in 1869. First National Bank of Cortland is an independent commercial bank delivering financial services from five (5) offices in Cortland County (Cortland, Cortlandville, Marathon, McGraw, and Cincinnatus), one (1) office in southern Onondaga County (Tully), and our newest office in northern Broome County (Whitney Point) which was opened in April of 1994. The primary regulator of Cortland First Financial Corporation is the Federal Reserve Bank of New York in New York City, while its subsidiary, First National Bank of Cortland, is regulated by the Office of the Comptroller of the Currency in Washington, D.C.

CONSOLIDATED BALANCE SHEETS:

Total resources of $198,759,128 on December 31, 1994, compared to $188,683,125 at year-end 1993, an increase of $10,076,003 or 5.3%. Daily average outstandings for 1994 amounted to $195,819,527, compared to $191,445,749 for 1993, an increase of $4,373,778 or 2.3%.

Loans - Total loans at year-end 1994 were $109,908,726, less the Allowance for Loan and Lease Losses (ALLL) of $1,225,737, leaving a net balance of $108,682,989, compared to $104,619,149 in 1993, an increase of $4,063,840 or
3.9%. At year-end 1994, loans secured by real estate amounted to $63,127,003, compared to $62,074,873 on December 31, 1993, which represents 55.7% and 57.2% of total loans, respectively. The majority of these outstandings are in short-term, fixed-rate biweekly mortgages and variable-rate home equity loans. Our commercial and agricultural loans at year-end 1994 amounted to $21,805,908, compared to $21,467,717 last year, a very small increase of $338,191 or 1.6%, indicating a flat commercial loan demand in 1994. We did see an increased demand in our installment loans. Outstandings of $18,556,764 at year-end 1993 rose to $23,305,713 on December 31, 1994, an increase of $4,748,949 or 25.6%.
All loans granted were to entities within Cortland County and those immediately adjoining counties which are in our local service areas.

Our ALLL represents 1.12% of our net loans outstanding as of year-end 1994, compared to 1.02% as of year-end 1993. Our 1994 net charge-offs of $153,952 compared favorably to $245,796 in the previous year, a decrease of $91,846 or 37.4%. The adequacy of our ALLL is evaluated as of the end of each quarter, and is judged to be more than adequate to absorb the inherent loss in the portfolio as of year-end. The overall excellent quality of our loan portfolio is indicated by the amount of non-performing loans as a percentage of gross loans at 0.18% on September 30, 1994, compared to 0.71% reported by our national peer group (all insured commercial banks having assets between $100 million and $300 million, with three or more banking offices, located in a non-metropolitan area), on average.

Securities - Investment securities at year-end 1994 amounted to $70,380,051, compared to $67,587,439 in 1993. As required by FASB No. 115 "Accounting for Certain Investments in Debt and Equity Securities," we classified our investment securities as held-to-maturity or available-for-sale. Held-to-maturity securities are reported at cost, while the available-for-sale securities are reported at fair value. The available-for-sale portfolio at year-end 1994 amounted to $47,082,664 (cost $48,562,493 less net unrealized loss of $1,479,829), compared to $49,991,061 at year-end 1993 (cost $48,959,887 plus net unrealized gain of $1,031,174).

Due to a general rise in market interest rates between 1993 and year-end 1994, the market value of securities available for sale declined by $2,511,003. Keep in mind, however, that the unrealized loss of $1,479,829 at year-end 1994 would only be realized upon sale or liquidation of the available-for-sale portfolio. The Bank does not have a trading portfolio and does not expect to have one in the future.

Deposits - On a daily average basis deposit growth in 1994 was relatively flat with an increase of 1.3%. However, deposits did increase from $167,302,184 at December 31, 1993 to $176,967,403 at December 31, 1994, an increase of $9,665,219 or 5.8%. The lack of growth on a daily average basis is attributed to the very modest level of economic growth occurring within the region.

Shareholders' Equity - Shareholders' equity increased from $20,062,562 at December 31, 1993, to $20,423,557 in 1994, an increase of 1.8% in spite of the accounting treatment required by FASB No. 115 for recognition of market value in the investment securities portfolio. In recent years, shareholders' equity has grown at an average rate of almost 10% per annum and, without the effect of FASB No. 115, would have increased by 9.5% in 1994. In fact, banking regulators do not require market value adjustments when calculating capital. Capital for regulatory purposes at year-end was $21,298,877 in 1994 and $19,449,016 at year-end 1993. The Bank has the ability and intent to hold its securities to maturity, thereby not incurring actual losses in the securities accounts. Book value per share increased to $30.39 in 1994, up from $29.86 in 1993, also an increase of 1.8%. The same principles just described also impact book values. Book value per share based on regulatory capital would have been $31.69 in 1994, up from $28.94 in 1993 and $26.08 in 1992. The degree of regulatory action, the availability of funding through brokered deposits, and the level of FDIC risk-based premiums are all dictated by capital ratios. Cortland First Financial Corporation's risk-based capital ratios far exceed the minimum requirements even for the highest capital level (well capitalized).

Liquidity - Liquidity management involves the ability to meet the cash-flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Securities available-for-sale amounted to $47,082,664 as of December 31, 1994, compared to $49,991,061 at year-end 1993. This, coupled with being a substantial net seller of federal funds in the amount of $8,278,000 on a daily average basis in 1994, compared to $6,485,000 in 1993, indicates a highly liquid position.

Trust Department - At year-end 1994, the book value of the assets held in this department amounted to $49,872,335, compared to $50,129,768 in 1993. Trust Department assets are not part of the consolidated balance sheets.

Interest Rate Risk - IRR exposure arises when a change in interest rates results in a change in the value of a financial instrument. The Asset/Liability Committee of the Bank monitors its interest risk exposure on a regular basis. The interest rate shock report as of December 31, 1994, showed net interest income for the Bank would decrease by $309,600 (after tax) if interest rates increase by 200 basis points in 1995, and it would increase by $355,800 (after tax) if interest rates decline by 200 basis points, suggesting that the Bank has an acceptable rate risk exposure.

CONSOLIDATED STATEMENTS OF INCOME:

Cortland First Financial Corporation reported net income of $2,689,861 for 1994, compared to $2,729,403 in 1993 and $2,208,076 in 1992. Return on average assets (ROA) of 1.37% at year-end compared to 1.43% in 1993 and 1.40% (before FASB No. 106 accounting change) in 1992. Our return on average shareholders' equity (ROE) of 13.25% in 1994 compared to 14.70% in 1993 and 12.99% (after FASB No. 106 accounting change) in 1992. For 1994, we were able to maintain a high net interest margin of 5.51%, compared to 5.50% in 1993 and 5.45% in 1992. Our budgeted net interest margin for 1995 is 5.35%, as we do not expect to maintain our 1994 levels due to increased pressure on the cost of interest-bearing liabilities. We expect that this negative impact on earnings may be offset by higher loan volume and increased deposits in 1995 as funds begin to flow back to CDs from competing investment vehicles. As a well-capitalized and financially sound institution, we continue to pay the lowest possible FDIC premium, which amounted to $384,282 in 1994, compared to $377,957 in 1993 and $356,985 in 1992. All indications are that the FDIC will reduce this premium by the end of 1995, which would give us a reduction in premium for 1995 or 1996. Salaries, wages, and employee benefits amounted to $3,595,566 in 1994, compared to $3,342,654 in 1993 and $3,229,601 in 1992. Occupancy expense of bank premises of $505,396 in 1994 increased $54,280 or 12.0% from $451,116 in 1993, compared to $430,806 in 1992. Most of the $54,280 increase in occupancy expense in 1994 was due to the opening of our Whitney Point branch in April of that year and heavy snow removal expenses for the winter of 1994. Computer and equipment expenses amounted to $593,697 in 1994, compared to $553,747 in 1993 and $460,015 in 1992. The purchase of new hardware and software in April 1993 accounts for an additional increase of three-month depreciation in 1994.

We continue to monitor our expenditures very closely in a commitment to cost control, and we expect, in spite of additional expenses in 1995 due to a major expansion into the Cullen building next door, to continue to have excellent income potential for 1995.

Item 8 -- Financial Statements and Supplementary Data
The consolidated financial statements, footnotes, and suplementary data follow:

CONSOLIDATED BALANCE SHEETS
ASSETS                                     Dec. 31, 1994         Dec. 31, 1993

Cash and due from banks                    $  8,345,594           $  6,286,977
Federal funds sold                            3,900,000              4,500,000
Total cash and cash equivalents              12,245,594             10,786,977

Held to maturity securities                  23,297,387             17,596,378
Available for sale securities                47,082,664             49,991,061
Total securities                             70,380,051             67,587,439
 (fair value - $70,181,689 for 1994 and $68,382,322 for 1993)

Commercial and agricultural loans            21,805,908             21,467,717
Real estate loans                            63,127,003             62,074,873
Installment loans                            23,305,713             18,556,764
Other loans                                   5,014,330              6,389,154
Total loans                                 113,252,954            108,488,508

Less: Unearned income                         3,344,228              2,789,670
Less: Allowance for possible
  loan losses                                 1,225,737              1,079,689
Net Loans                                   108,682,989            104,619,149

Bank premises, furniture
  and equipment                               3,203,018              3,200,594
Accrued interest receivable                   1,711,236              1,473,755
Other assets                                  2,536,240              1,015,211
Total Assets                               $198,759,128           $188,683,125

LIABILITIES AND SHAREHOLDERS' EQUITY

Non-interest bearing deposits              $ 23,851,213           $ 23,853,790
Interest bearing deposits                   153,116,190            143,448,394
Total Deposits                              176,967,403            167,302,184

Securities sold under agreements
  to repurchase                                  ----                  211,743
Accrued interest, taxes and
  other liabilities                             661,870                478,170
Accrued postretirement benefits                 706,298                628,465
Total Liabilities                           178,335,571            168,620,562

Shareholders' equity: Common stock - par value $5.00 a share;
  1,000,000 shares authorized;
  672,000 shares issued and outstanding       3,360,000              3,360,000
Surplus                                       3,360,000              3,360,000
Undivided profits                            14,578,877              12,729,016
Unrealized net gain/(loss) on
  investment securities                        (875,320)              613,547
Total Shareholders' Equity                   20,423,557             20,062,563
Total Liabilities and
  Shareholders' Equity                     $198,759,128           $188,683,125

CONSOLIDATED STATEMENTS OF INCOME:
INTEREST INCOME             Dec. 31, 1994      Dec. 31, 1993      Dec. 31, 1992
Interest and fees on loans $ 9,965,487         $ 9,758,484         $10,132,211
Interest on bank deposits        ----                  288               ----
Interest on investment securities:
  U.S. Treasury              1,873,295           1,905,601           1,718,676
  U.S. Government Agencies   1,194,953           1,543,138           1,749,750
  State and political
    subdivisions               934,710             885,212             837,992
  Other                          9,236               7,923               7,623
Interest on federal
funds sold                     336,684             191,151             259,484
Total Interest Income       14,314,365          14,291,797          14,705,736

INTEREST EXPENSE
Interest on deposits         4,724,891           5,011,735            6,056,570
Interest on short-
term borrowings                    315                 903                1,391
Total Interest Expense       4,725,206           5,012,638            6,057,961
Net Interest Income          9,589,159           9,279,159            8,647,775
Provision for possible
loan losses                    300,000             300,000              305,000
Net Interest Income After
Provision For Loan Losses    9,289,159           8,979,159            8,342,775

OTHER INCOME
Trust department services      326,279             341,064              338,822
Deposit accounts
service charges                586,947             552,502              545,252
Investment securities
gains/(losses)                  -----               25,811                -----
Other operating income         456,045             383,572              356,754
Total Other Income           1,369,271           1,302,949            1,240,828
Total Operating Inc         10,658,430          10,282,108            9,583,603

OTHER EXPENSES
Salaries, wages and
employee benefits            3,595,566           3,342,654            3,229,601
Supplies, advertising and
communications expense         569,601             559,293              562,558
Occupancy exp of premises      505,396             451,116              430,806
Computer & equipment expense   593,697             553,747              460,015
Legal, audit and other
outside services               804,283             795,425              676,902
Other operating expense        722,176             687,670              577,850
Total Other Expenses         6,790,719           6,389,905            5,937,732
Income Before Income Taxes
and Cumulative Effect of
Accounting Change            3,867,711           3,892,203            3,645,871
Provision for income taxes   1,177,850           1,162,800            1,117,918
Income Before
Accounting Change            2,689,861           2,729,403            2,527,953
Cumulative effect of adopting
accrual basis accounting for
postretirement benefits         ----                 ----               319,877
Net Income                 $ 2,689,861         $ 2,729,403          $ 2,208,076


Income per common share before
  accounting change              $4.00               $4.06                $3.76
Net income per common share      $4.00               $4.06                $3.29

CONSOLIDATED STATEMENT OF CASH FLOWS:
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES Year ended Dec. 31, 1994         1993            1992
Net income                     $  2,689,861       $  2,729,403   $  2,208,076
Adjustments to reconcile net
income to net cash provided by
operating activities:
  Provision for loan losses         300,000            300,000        305,000
  Provision for depreciation        423,797            383,241        314,800
  Provision for deferred
    income taxes                   (135,768)            34,509       (255,055)
  Amortization of investment
    security premiums
    (discounts), net                511,526            520,030        363,233
  Realized investment security
    (gains) losses                     ----            (25,810)          ----
  Loss (gain) on disposal of
    bank equipment                     ----             (7,414)          (800)
  Loss on disposition of other
    real estate                        ----               ----          1,640
  (Increase) decrease in
    interest receivable            (237,481)           142,632        (65,798)
  (Increase) decrease in
    other assets                   (365,249)          (158,611)       149,032
Increase (decrease) in
  interest payable                   10,876            (19,360)      (101,634)
Increase (decrease) in other
  liabilities                       252,782           (378,107)       573,738
Net Cash Provided by
  Operating Activities          $ 3,450,344       $  3,520,513   $  3,492,232

INVESTING ACTIVITIES
Proceeds from maturities of
  investment securities        $ 16,868,871       $ 20,576,971   $ 15,736,239
Proceeds from sales of
  investment securities                ----          1,767,655           ----
Purchase of investment
securities                      (22,684,013)       (23,871,915)   (27,734,033)
Net (increase) decrease in credit
  card receivables and other
  short-term loans                   96,822            113,916         88,234
Longer-term loans sold              791,272            686,291        513,070
Net longer-term
loans originated                 (5,251,934)        (8,013,755)      (770,897)
Purchases of premises and
  equipment net                    (426,221)          (249,521)      (721,159)
Proceeds from disposition of
  other real estate                    ----             85,882           ----
Net Cash Used by Investing
  Activities                   $(10,605,203)      $ (8,904,476)  $(12,888,546)

FINANCING ACTIVITIES
Net increase (decrease) in
  demand deposits, NOW accounts
  and savings accounts         $  4,789,101        $  1,917,968  $ 21,386,701
Net increase (decrease) in
  certificates of deposit         4,876,118          (1,876,743)  (10,950,906)
Net increase (decrease) in
  short-term borrowings            (211,743)            (39,282)      (64,173)
Cash dividends                     (840,000)           (806,400)     (688,800)
Net Cash Provided (used)
  by Financing Activities      $  8,613,476        $   (804,457) $  9,682,822
Increase (Decrease) in Cash
  and Cash Equivalents            1,458,617          (6,188,420)      286,508
Cash and cash equivalents at
  beginning of year              10,786,977          16,975,397    16,688,889
Cash and Cash Equivalents
  at End of Year               $ 12,245,594        $ 10,786,977  $ 16,975,397
Supplemental Disclosures of
  Cash Flow Information:
Cash paid during the year for:
  Interest on deposits and
    short-term borrowings      $  4,714,328        $  5,031,998  $  6,159,595
  Income taxes                    1,245,567           1,204,010       981,050
Non-cash investing activity:
  Unrealized gain/(losses) on
  investment securities          (1,479,831)          1,031,173          ----

Included in 1994 proceeds from maturities of investment securities are $5,074,752 and $11,794,119 relating to held-to-maturity securities and available-for-sale securities, respectively. Purchases of investment securities for 1994 include $11,779,528 and $10,904,485 relating to held-to-maturity securities and available-for-sale securities, respectively.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY:
                                                                                          Unrealized
                                                                                          Investment
For the years ended                     Common                          Undivided         Securities
Dec. 31, 1994, 1993, 1992               Stock           Surplus          Profits          Gains/Losses   Total

Balance at January 1, 1992           $1,680,000       $1,680,000           $12,646,737                     $16,006,737
Net income for the year                                                      2,208,076                       2,208,076
Cash dividends, $1.025 per share                                              (688,800)                       (688,800)
Balance at December 31, 1992          1,680,000        1,680,000            14,166,013                      17,526,013

Two-for-one stock split               1,680,000        1,680,000            (3,360,000)
Net income for the year                                                      2,729,403                       2,729,403
Unrealized net gain on
  investment securities                                                                      $  613,547        613,547
Cash dividends, $1.20 per share                                               (806,400)                       (806,400)
Balance at December 31, 1993          3,360,000         3,360,000           12,729,016          613,547     20,062,563

Net income for the year                                                      2,689,861                       2,689,861
Change in unrealized net
  gain/(loss) on investment
  securities                                                                                 (1,488,867)    (1,488,867)
Cash dividends, $1.25 per share                                               (840,000)                       (840,000)
Balance at December 31, 1994        $ 3,360,000        $ 3,360,000         $14,578,877       $ (875,320)   $20,423,557

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended Dec. 31, 1994, 1993, 1992

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying financial statements include the accounts of Cortland First Financial Corporation (the Company) and its wholly owned subsidiary, First National Bank of Cortland (the Bank). Intercompany transactions have been eliminated in consolidation.

Cash Flows: Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Accounting For Postretirement Benefits: The Bank provides postretirement medical and life insurance plans that cover substantially all of its employees. The plans are non-contributory; however, retiree contributions may be required if certain age and length of service criteria are not met.

In December of 1992, the Bank adopted Statement of Financial Accounting Standard No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," which requires accrual basis accounting.

The Bank elected to recognize, as of January 1, 1992, the entire accumulated postretirement benefit obligation of $540,615. The cumulative effect on prior years of $319,877 (after reduction for income tax benefit) of this change in accounting principle is included in net income for 1992. The effect of the change in 1992 was to decrease income before the cumulative effect adjustment by approximately $14,000 or $.02 per share (adjusted for 1993 stock split).

The following sets forth the plan's funded status reconciled with the amounts reported in the company's statement of financial position at December 31, for the combined medical and life insurance plans:

Accumulated postretirement benefit
  obligation (APBO):                               1994                  1993
Retirees                                        $ 343,379             $ 309,501
Fully eligible active plan
participants                                      120,169               106,172
Other active plan participants                    391,885               314,556
Total APBO                                        855,433               730,229
Plan assets at fair value                           ----                  ----
Unrecognized net loss                            (149,135)             (101,764)
Accrued postretirement benefit
  obligation                                    $ 706,298             $ 628,465

Net periodic postretirement
Benefit cost included the
following components:                               1994                  1993              1992
Service cost                                    $  30,568             $  28,981         $  22,970
Interest cost                                      62,234                69,834            43,249
Net periodic postretirement
  benefit cost                                  $  92,802             $  98,815         $  66,219

A 12% annual rate of increase in the per capita costs of covered health care benefits was assumed for 1994, gradually decreasing to 6% by the year 2032. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994, by $90,359 and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1994 by $15,127. A discount rate of 7.5% was used to determine the accumulated postretirement benefit obligation.

Fair Value of Financial Instruments: Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.
Those techniques are significantly affected by the assumption used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

Cash and Cash equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair value.

Investment securities: Fair values for investment securities are based on quoted market prices or dealer quotes.

Loans: Fair values for loans are estimated using discounted cash flow analysis, based on interest rates approximating those currently being offered for loans with similar terms and credit quality. The fair value of accrued interest approximates carrying value.

Deposits: The fair values disclosed for non-interest bearing accounts and accounts with no stated maturity are, by definition, equal to the amount payable on demand at the reporting date. The fair value of time deposits was estimated by discounting expected monthly maturities at interest rates approximating thosecurrently being offered on time deposits of similar terms. The fair value of accrued interest approximates carrying value.

Short-term borrowings: These funds reprice daily and, therefore, current book value was used as an estimate of fair value.

Off-balance sheet instruments: Off-balance sheet financial instruments consist of standby letters of credit, with fair value based on fees currently charged to enter into agreements with similar terms and credit quality.

The net carrying amounts and fair values of financial instruments as of December 31, 1994 are as follows:

                                        Dec. 31, 1994           Dec. 31, 1994        Dec. 31, 1993           Dec. 31, 1993
Financial Assets:                       Carrying Amount         Fair Value           Carrying Amount         Fair Value

Cash and cash equivalent                $ 12,245,594            $ 12,245,594         $ 10,786,977            $ 10,786,977
Investment securities                     70,380,051              70,181,689           67,587,439              68,382,322
Loans                                    109,908,726                   ----           105,698,838                   ----
 Allowances for loan losses               (1,225,737)                  ----           (1,079,689)                   ----
Net Loans                                108,682,989             106,585,989          104,619,149             105,280,000
Total financial assets                  $191,308,634            $189,013,272         $182,993,565            $184,449,299

Financial Liabilities:
Deposits                                $176,967,403            $175,855,715         $167,302,184            $167,464,000
Short-term borrowing                           ----                    ----               211,743                 211,743
Total financial liabilities             $176,967,403            $175,855,715         $167,513,927            $167,675,743

The fair value of off-balance sheet financial instruments, principally standby letters of credit, is not significant.

Trust Assets: Property (other than cash deposits) held by the Bank in fiduciary or agency capacities for its customers is not included in the accompanying balance sheets, since such items are not assets of the Bank.

Investment Securities: Effective December 31, 1993 the Bank has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As required by this pronouncement, the Bank has classified its investments in debt securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those for which the Bank has the positive intent and ability to hold to maturity, and are reported at cost, adjusted for amortization of premiums and accretion of discounts.
Debt securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value, with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of the applicable income tax effect. None of the Bank's investment securities have been classified as trading securities.

Purchases and sales of investment securities are recorded as of settlement date; gains and losses are based on identification of specific securities.

Fees on Loans: Loan origination fees and certain direct loan origination costs are deferred and the net amount is amortized as a yield adjustment. The Bank is generally amortizing these amounts over the contractual life of the related loans. However, for fixed-rate mort-gage loans that are generally made for a 20-year term, the Bank has anticipated prepayments and used an estimated life of 7.5 years.

Allowance for Possible Loan Losses: The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to operating expenses and reduced by net charge-offs. The level of the allowance is based on management's evaluation of potential losses in the loan portfolio, as well as prevailing economic conditions.

Effective January 1, 1995, the Bank is required to adopt Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." This pronouncement requires certain impaired loans to be measured based on discounted cash flows or, if collateral dependent, on the fair value of collateral. Adoption of this pronouncement is not expected to have a significant effect on the Bank's financial statements for 1995.

Bank Premises, Furniture and Equipment: Bank premises, furniture and equipment are stated at cost less accumulated depreciation. Annual provisions for depreciation are computed by the straight-line or declining balance methods over the estimated useful lives of the assets. Repairs and maintenance are charged to expenses as incurred, whereas capital additions and betterments are capitalized.

Other Real Estate: Other real estate is carried at cost or fair value, less estimated disposal costs, whichever is lower.

Income Taxes: Effective January 1, 1993, the Bank adopted FASB Statement
No. 109 "Accounting for Income Taxes" which requires an asset and liability approach to recognizing the tax effects of temporary differences between tax and financial reporting. In prior years, the Bank accounted for the tax effects of timing differences between tax and financial reporting using Accounting Principles Board opinion No. 11. This change had no significant effect on the 1993 financial statements.

Retirement Benefits: The Bank has a defined contribution pension plan, administered by its Trust Department, for all eligible employees.
Contributions to the plan are determined based upon percentages of compensation for eligible employees and are funded as accrued. Pension expense for 1994, 1993, and 1992 was $97,101, $112,906 and $110,576, respectively. The Bank also has a defined contribution 401(k) savings plan, administered by its Trust Department, for all eligible employees. Contributions to the plan are determined by the Board of Directors, at its discretion, and are funded as accrued. Up to certain limitations, employees may also contribute to this plan. Expense under this plan was $81,523 in 1994, $72,155 in 1993, and $76,569 in 1992.

The Bank maintains a supplemental retirement plan for its President and Chief Executive Officer. The Bank has transferred funds to its Trust Department to fund the estimated benefit liability upon retirement. Plan expense of $58,005, $21,443 and $9,844 was recognized for the years ended December 31, 1994, 1993, and 1992, respectively.

Stock Split: During August 1993, the Company effected a two-for-one stock split through the issuance of one additional share of $5 par value common stock for every share then outstanding.

Per-Share Amounts: Earnings per share are computed on the basis of weighted average shares outstanding, retroactively adjusted for the stock split (672,000 for 1994, 1993, and 1992). Cash dividends per share are based on declared rates, retroactively adjusted for the stock split.

INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities at December 31, 1994 and 1993 are as follows:

Held-to-Maturity Portfolio - 1994
                           Amortized  Gross Unreal-  Gross Unreal-   Estimated
                            Cost      ized Gains     ized Losses     Fair Value
U.S. Treasury securities and
obligations of U.S. government
corporation and agencies   $ 4,257,135  $   10,453     $   87,160   $ 4,180,428
Obligations of states and
political subdivisions      16,111,747     104,696        232,914    15,983,529
Other debt securities          433,485       1,681          5,565       429,601
Mortgage-backed securities   2,495,020      20,350          9,903     2,505,467
Totals                     $23,297,387  $  137,180     $  335,542   $23,099,025

Available-for-Sale Portfolio - 1994
U.S. Treasury securities and
obligations of U.S. government
corporation and agencies   $39,037,358  $   45,382     $1,110,512   $37,972,228
Obligations of states and
political subdivisions       6,303,105        ----        339,891     5,963,214
Other debt securities          207,875        ----           ----       207,875
Mortgage-backed securities   3,014,155         455         75,263     2,939,347
Totals                     $48,562,493  $   45,837     $1,525,666   $47,082,664
Grand total                $71,859,880  $  183,017     $1,861,208   $70,181,689

Held-to-Maturity Portfolio - 1993
U.S. Treasury securities and
obligations of U.S. government
corporation and agencies   $ 3,950,090  $  150,915     $      113   $ 4,100,892
Obligations of states and
political subdivisions      10,980,645     502,679         15,428    11,467,896
Other debt securities          646,127      26,931           ----       673,058
Mortgage-backed securities   2,019,516     129,899           ----     2,149,415
Totals                     $17,596,378  $  810,424     $   15,541   $18,391,261

Available-for-Sale Portfolio - 1993
U.S. Treasury securities and
obligations of U.S. government
corporation and agencies   $39,156,158  $  935,777     $   42,376   $40,049,559
Obligations of states and
political subdivisions       6,282,469     145,843         20,807     6,407,505
Other debt securities             ----        ----           ----          ----
Mortgage-backed securities   3,521,260      37,996         25,259     3,533,997
Totals                     $48,959,887  $1,119,616     $   88,442   $49,991,061
Grand total                $66,556,265  $1,930,040     $  103,983   $68,382,322

At December 31, 1994 securities having a book value of $43,756,344 were pledged to collateralize public fund deposits as required by law.

The amortized cost and estimated market value of investment securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                   Held-to-Maturity Portfolio                     Available-for-Sale Portfolio
                                 Amortized Cost      Estimated Fair Value      Amortized Cost    Estimated Fair Value
Due in one year             $ 5,600,591             $ 5,602,690                $10,437,939       $10,421,962
Due after one year
  through five years         10,329,041              10,256,528                 31,286,427        30,094,128
Due after five years
  through ten years           5,974,453               5,867,006                  6,052,405         5,778,707
Due after ten years           1,393,302               1,372,801                    785,722           787,867
Total                       $23,297,387             $23,099,025                $48,562,493       $47,082,664


ALLOWANCE FOR POSSIBLE LOAN LOSSES
Changes in the loan loss allowance during the years ended December 31, 1994, 1993 and 1992 are summarized as follows:

                                    1994              1993             1992
Balance at January 1            $ 1,079,689       $ 1,025,485       $   935,352
Provision for the year              300,000           300,000           305,000
Recoveries on loans                  91,113            60,734            64,179
Subtotal                          1,470,802         1,386,219         1,304,531
Less: Loans charged off             245,065           306,530           279,046
Balance at December 31          $ 1,225,737       $ 1,079,689       $ 1,025,485

Substantially all of the Bank's borrowers are concentrated within Cortland and adjacent counties.

BANK PREMISES, FURNITURE AND EQUIPMENT
Bank premises, furniture and equipment are comprised of the following:

                                 1994             1993            1992
Land                          $   506,975      $   506,975     $   506,975
Bank premises                   2,870,249        2,638,263       2,552,592
Furniture and equipment         2,540,712        2,349,940       2,522,566
Subtotal                        5,917,936        5,495,178       5,582,133
Less: Accumulated depreciation  2,714,918        2,294,584       2,255,232
Total                         $ 3,203,018      $ 3,200,594     $ 3,326,901

COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS
The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and letters of credit which involve, to varying degrees, elements of credit risk in excess of amounts recognized in the consolidated balance sheet. The contract amount of those commitments and letters of credit reflects the extent of involvement the Bank has in those particular classes of financial instruments. The Bank's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of the instruments. The Bank uses the same credit policies in making commitments and letters of credit as it does for on-balance-sheet instruments.



Financial instruments whose contract amounts represent credit risk:

                                                      Contract Amount
                                              1994                   1993
Commitments to extend credit             $13,913,176              $12,101,983
Standby letters of credit                $ 1,513,562              $ 1,777,357

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since the letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.


For both commitments to extend credit and letters of credit, the amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but includes residential and commercial real estate.

The Bank's current risk-based capital ratio, which included the aforementioned commitments, is more than twice the minimum of 8.00% required by the regulators.

Principal operating leases are for bank premises. At December 31, 1994, aggregate future minimum lease payments under non-cancelable operating leases with initial or remaining terms equal to or exceeding one year consist of the following: 1995 - $51,620; 1996 - $51,620; 1997 - $51,620; 1998 - $51,620; and
1999 - $51,620 and $551,480 thereafter. Total rental expense amounted to $53,575 in 1994, $41,799 in 1993, and $56,299 in 1992.

The Bank is subject to legal limitation on the amount of dividends that can be paid to the Company. Dividends are limited to retained net profits, as defined. At December 31, 1994, approximately $5,400,000 was available for the declaration of dividends by the Bank.

INCOME TAXES
The income tax provision for 1994, 1993, and 1992 is summarized as follows:

                        1994                   1993                   1992
Currently payable      $1,313,618             $1,260,627           $1,152,235
Deferred (credit)        (135,768)               (97,827)             (34,317)
Total                  $1,177,850             $1,162,800           $1,117,918

The provision for income taxes includes the following:

                          1994              1993                1992
Federal income tax    $  877,000          $  881,500           $  807,100
New York State
franchise tax            300,850             281,300              310,818
Total                 $1,177,850          $1,162,800           $1,117,918

The components of deferred income taxes at December 31, 1994 and 1993 are as follows:

                                                1994                     1993
Assets:
  Allowance for possible loan losses        $  242,155           $  183,745
  Postretirement benefits                      286,934              256,602
  Deferred compensation                        106,756               48,484
  Other                                         40,189               48,777
  Investment Securities                        601,181                ----
Total Assets                                $1,277,215           $  537,608
Liabilities:
       Investment securities                $    ----            $  421,028
  Accretion                                     17,199               14,541
Total Liabilities                           $   17,199           $  435,569

For 1992, deferred income taxes resulting from timing differences in the recognition of income and expense for tax and financial reporting purposes related principally to provision for loan losses, loan fees and compensation expense.

A reconciliation between the statutory federal income tax rate and the effective income tax rate for 1994, 1993, 1992 is as follows:

                                                     1994      1993     1992
Statutory federal income tax rate                   34.0%    34.0%      34.0%
State franchise tax, net of
  federal tax benefit                                5.1      4.8        5.6
Tax exempt income                                   (9.0)    (9.0)      (9.0)
Other, net                                            .3       .1         .1
Total                                               30.4%    29.9%      30.7%

A deferred tax benefit of $220,738 was recognized in 1992 in connection with the cumulative effect of accounting for postretirement benefits.

RELATED PARTY TRANSACTIONS
Directors and executive officers of the Bank and their affiliated companies were customers of, and had other transactions with, the Bank in the ordinary course of business during 1994. It is the Bank's policy that all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. Loan transactions with related parties are summarized as follows:

Balance at December 31, 1993                              $2,992,026
New loans and advances                                     2,635,674
Loan payments                                              1,227,570
Balance at December 31, 1994                              $4,400,130

LINES OF CREDIT
At December 31, 1994, the Bank had available lines of credit totaling $3,000,000 which were unused.

PARENT COMPANY FINANCIAL INFORMATION
Condensed financial statement information of Cortland First Financial Corporation is as follows:

Balance Sheet
Assets                             Dec. 31, 1994                  Dec. 31, 1993
Investment in subsidiary bank      $20,419,584                    $20,057,782
Cash and other assets                    3,973                          4,781
Total Assets                       $20,423,557                    $20,062,563

Shareholders' Equity
Common Stock                      $  3,360,000                   $ 3,360,000
Surplus                              3,360,000                     3,360,000
Undivided profits                   14,578,877                    12,729,016
Unrealized net gains/(losses)
  on investment securities            (875,320)                      613,547
Total Shareholders' Equity        $ 20,423,557                   $20,062,563

Statement of Income Year ended
                        Dec. 31, 1994      Dec. 31, 1993      Dec. 31, 1992
Dividend income from
subsidiary bank         $  865,000         $  821,400       $  698,800
Operating expenses         (25,808)           (21,811)         (14,204)
                           839,192            799,589          684,596
Equity in undistributed
income of subsidiary     1,850,669          1,929,814        1,523,480
Net Income              $2,689,861         $2,729,403       $2,208,076

Statement of Cash Flows
Year Ended               Dec. 31, 1994      Dec. 31, 1993     Dec. 31, 1992
Operating Activities
Net Income               $2,689,861         $2,729,403       $2,208,076
Adjustments to reconcile net
income to net cash provided by
operating activities:
Equity in undistributed net
income of subsidiary     (1,850,669)        (1,929,814)      (1,523,480)
Provision for
amortization                  ----               ----             ----
Net Cash Provided by
Operating Activities        839,192            799,589          684,596

Financing Activities
Cash dividends paid        (840,000)          (806,400)        (688,800)
Net Cash Used by
Financing Activities       (840,000)          (806,400)        (688,800)
Increase (Decrease) in Cash
and Cash Equivalents           (808)            (6,811)          (4,204)
Cash and Cash Equivalents at
  beginning of year           4,781             11,592           15,796
Cash and Cash Equivalents at
  End of Year            $    3,973         $    4,781        $  11,592


REPORT OF INDEPENDENT AUDITORS
Board of Directors and Shareholders
Cortland First Financial Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Cortland First Financial Corporation and Subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cortland First Financial Corporation and Subsidiary at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As further discussed in the notes to financial statements, the Company adopted SFAS No. 109 (Accounting for Income Taxes) and SFAS No. 115 (Accounting for Investments in Certain Debt and Equity Securities) in 1993 and SFAS No. 106 (Accounting for Postretirement Benefits Other Than Pensions) in 1992.

COOPERS & LYBRAND L.L.P.
Syracuse, New York
January 13, 1995

Distribution of Assets, Liabilities, and Shareholders' Equity:
The following table sets forth the amounts of the Corporation's daily average assets, liabilities, and shareholders' equity for the period indicated, the amounts of the interest earned and interest paid thereon, the average interest rate earned for each type of earning asset, and the average rate paid for each type of interest bearing liability. Interest earned on non-accruing loans is included in the interest earned on loans only when collected. The average balances of non-accruing loans are included in the average balances of loans. Taxable equivalent adjustments have been made based on applicable marginal Federal and State tax rates.

                                             1/94-12/94                      1/93-12/93
                                           (In Thousands)                   In Thousands)
                                     Average Interest  Yield/       Average Interest Yield/
                                     Balance            Rate        Balance           Rate

Interest Earning Assets           $      0    $     0        0    $      8   $     0   3.75%
  Deposits with Banks
  Investment Securities
    Taxable                       $ 50,678    $ 3,152     6.22%    $ 53,275  $ 3,494   6.55%
    Tax Exempt                      17,328      1,270     7.35%      16,475    1,259   7.64%
  Total Investment Securities     $ 68,007    $ 4,422     6.51%    $ 69,750  $ 4,753   6.81%

Federal Funds Sold                $  8,288    $   337     4.06%    $  6,485  $   192   2.95%
Loans
  Real Estate Mortgages           $ 61,513    $ 5,597     9.10%    $ 58,350  $ 5,486   9.40%
  Commercial & Agricultural         23,827      2,218     9.31%      24,190    2,089   8.64%
  Consumer                          18,268      1,947    10.66%      15,983    1,944  12.16%
  Municipal                          3,100        302     9.77%       3,610      353   9.78%
    Total Loans                   $106,708    $10,064     9.43%    $102,133  $ 9,872   9.67%

  Total Interest Earning Assets   $183,003    $14,823     8.10%    $178,376  $14,817   8.31%

Non Interest Earning Assets
  Non Earning Assets              $ 13,954                         $ 14,121
  Allowance for Loan Losses       (  1,137)                          (1,051)
    Total Assets                  $195,820                         $191,446

Interest Bearing Liabilities
  Savings Rate Deposits           $ 54,034    $ 1,599     2.96%    $ 58,196    1,930   3.32%
  Market Rate Deposits              96,574      3,126     3.24%      90,413    3,082   3.41%
    Total Deposits                $150,608    $ 4,725     3.14%    $148,609  $ 5,012   3.37%

  Borrowed Funds                    18,788          0     1.68%         190        1   0.53%
    Total Int Bearing Liab.       $150,626    $ 4,725     3.14%    $148,799  $5,013    3.37%

Non Interest Bearing Liab.        $ 24,896                         $ 24,079
Shareholders' Equity                20,298                           18,568
                                  $ 45,194                         $ 42,647
        Total Liabilities and
        Shareholders' Equity      $195,820                         $191,446
Net Interest Income                           $10,098                       $9,804
Net Yield on Interest Earning Assets                      5.51%                        5.50%

Interest Rates and Interest Differential:

The following table sets forth for the periods indicated a survey of the changes in interest earned and interest paid resulting from changes in volume and changes in rates. Interest earned on non-accruing loans is included in the interest earned on loans only when collected, i.e., on the cash basis, but the average balances of such loans are included in the average balances of loans. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                            1994 Compared to 1993      1993 Compared to 1992
                         Increase (Decrease) Due to  Increase (Decrease) Due to
                             Rate   Volume   Net     Rate   Volume    Net
                         (in thousands of dollars)   (in thousands of dollars)

Interest on Earning Assets:
  Interest bearing deposit
  with banks                 $   0       0       0   $     0        1       1
  Investment Securities:
  Taxable                     (179)   (163)   (342)     (445)     439      (6)
  Tax-exempt                   (74)     85      11       (83)     144      61
  Total Investments           (253)    (78)   (331)     (528)     583      55

  Federal Funds Sold            87      58     145       (37)     (30)    (67)
  Loans:
  Real Estate                 (179)    290     111      (501)     615     114
  Commercial and Agricultural  162     (33)    129       (42)    (105)   (147)
  Consumer                    (257)    260       3       (92)    (255)   (347)
  Municipal                      0     (51)    (51)      (55)      64       9

      Total Loans             (274)    466     192      (690)     319    (371)

      Total Interest Income: $(440)    446       6   $(1,255)     872    (383)

Interest Paid on Liabilities:
  Deposits:
  Savings rate               $(205)   (126)   (331)  $  (482)     434     (48)
  Market rate                 (157)    201      44      (835)    (162)   (997)
    Total Deposits            (362)     75    (287)   (1,317)     272  (1,045)

  Borrowed Funds:                0      (1)     (1)       (1)       1       0

    Total Int Exp:           $(362)     74    (288)  $(1,318)     273  (1,045)

  Net Change in Net
      Interest Income:       $ (78)    372     294   $    63      599     662

INVESTMENT PORTFOLIO - MATURITY SCHEDULE

The following schedule sets forth the maturities of both available-for-sale and held-to-maturity securities at December 31, 1994. Amounts and weighted average yields of such securities are based on amortized cost for all securities.
Yield of tax exempt securities have been computed on a tax equivalent basis using a marginal Federal and State income tax rate. (Excludes Federal Reserve Bank and other stock of $207,000.)

                                                      Remaining Maturities December 31, 1994

                                           Within      After 1 Year   After 5 Years
                                           1 Year      to 5 Years     to 10 Years    After 10 Years     Total
Held to Maturity Portfolio-------------------------------------------------------------------------
                             Amount Yield   Amount Yield   Amount Yield   Amount Yield  Amount Yield

US Treasury Securities      $  250  4.09%  $ 1,702  6.19% $    0  0.00% $     0   0.00% $ 1,951  5.92%

US Government Corporation and
Agency Securities                3  9.70%    2,381  7.29%  1,673  8.28%    743    9.06%  $4,801  7.91%

Obligations of States and
 Political Subdivisions      5,172  6.59%    5,984  9.81%  4,301  6.58%    654    6.78% $16,112  7.79%

Other Securities               176  8.39%      258  6.35%      0  0.00%      4    5.00%    $437  7.16%
                           -------         -------         -----       ------           -------
Total Held-To-Maturity      $5,601  6.54%  $10,325  8.55% $5,974  7.05% $1,401    7.98% $23,301  7.65%


Available for Sale Portfolio

US Treasury Securities      $9,346  6.68%  $20,626  6.04% $    0  0.00% $    0   0.00%  $29,972  6.24%

US Government Corporation and
 Agency Securities           1,092  8.45%    8,046  5.65%  2,364  6.14%    578  5.79%   $12,080  6.00%

Obligations of States and
 Political Subdivisions          0  0.00%    2,614  6.26%  3,689  6.79%      0  0.00%     6,303  6.57%
                           -------          ------       -------       -------          -------
Total Available-for-Sale   $10,438  6.86%  $31,286  5.96% $6,052  6.54%   $578  5.79%   $48,355  6.23%

Grand Total                $16,039  6.75%  $41,611  6.60%$12,027  6.79% $1,979  7.34%   $71,656  6.69%
                           =======         =======       =======        =======        ========
Maturity distribution          22%             58%           17%            3%             100%

At December 31, 1994, 78% of the state and municipal securities portfolio, based upon par value was rated "A" or higher, and 77% "AA" or higher. Obligations of the State of New York and its political subdivisions constituted $17,765,998 par value or 25% of the portfolio at that date, with a market value of $17,800,655.

There were no securities of a single issuer which constituted more than 10% of shareholders equity as of December 31, 1994.


                                                      BALANCE SHEET GAP ANALYSIS
                                                           DECEMBER 31, 1994
                                                            (in thousands)

Assets:                                    3 Months       3-12 Months         1-5 Years        >5 Years       Total

Cash & Due From Banks                     $ 8,342         $      0           $      0         $     0        $  8,342

Total Securities                            3,228           10,397             46,484          10,271          70,380
Short-Term Investments                      3,900                0                  0               0           3,900

Total Loans                                35,322            9,836             37,978          26,773         109,909
Loan Reserve                                    0                0                  0          (1,226)         (1,226)
Net Loans                                  35,322            9,836             37,978          25,547         108,683

Total Fixed & Other Assets                      0                0                  0           7,454           7,454

Total Assets                              $50,792         $ 20,233           $ 84,462         $43,272        $198,759

Liabilities & Capital:
Non-Interest Bearing Deposits             $ 3,804         $ 11,408           $ 10,140         $     0        $ 25,352
NOW & Savings Accounts                     15,691            8,545             51,025             994          76,255
Money Market Deposits                       5,403           16,206             14,406               0          36,015
Total Core Deposits                       $24,898         $ 36,159           $ 75,571         $   994        $137,622

Certificates of Deposit                     8,292           16,720             14,333               0          39,345

Total Deposits                            $33,190         $ 52,879           $ 89,904         $   994        $176,967

Short-Term Borrowings                           0                0                  0               0               0

Other Liabilities                               0                0                  0           1,369           1,369

Total Liabilities                         $33,190         $ 52,879           $ 89,904         $ 2,363        $178,336

Common Stock                                    0                0                  0           6,720           6,720
Retained Earnings                               0                0                  0          13,703          13,703
Total Equity                                    0                0                  0          20,423          20,423

Total Liabilities & Equity                $33,190         $ 52,879           $ 89,904         $22,786        $198,759

GAP                                       $17,602         $(32,646)          $ (5,442)        $20,486        $      0

Cumulative Gap                            $17,602         $(15,044)          $(20,486)        $     0        $      0

Gap analysis indicates the sensitivity to fluctuations in interest rates by providing information regarding maturity repricing and cash flows for both assets and liabilities. Cash and Federal funds sold are assigned to immediate repricing since they represent overnight sales. Investment securities are scheduled according to the final maturity date in the case of fixed rate issues and by next repricing date for variable rate securities. Loans are assigned by final maturity for fixed rate loans with no scheduled amortizing payments, while loans with amortizing payments are scheduled according to amortized paybacksince this would represent a repricing opportunity on funds received as payments. Variable rate loans are assigned to the next repricing date. Demand loans are categorized as immediately repriceable. Non-interest bearing deposits repricing within three months are at least equal to the amount of cash and due from banks. The remaining interest bearing, savings, and money market accounts which represent core deposits are spread across the Gap buckets to yield a 3 1/2 year average maturity. Fixed rate certificates of deposit are assigned by final maturity date, while variable rate are assigned as of the next repricing date. Fixed assets, other assets, other liabilities, and equity are assigned to the over five year category since they represent stable, non-repricing components.

NON-PERFORMING ASSETS

                                                 Year Ended December 31
                                                 1994              1993
                                                     (In Thousands)
Non-accruing loans:
Real estate mortgages                            $ 64            $436
Commercial & Agricultural                          52              22
Consumer                                            4               2
Municipal                                           0               0
Total non-accruing loans                         $120            $460

Loans past due 90 days or more
 and still accruing:
Real estate mortgages                            $124            $  0
Commercial & agricultural                           3               0
Consumer                                           31              24
Municipal                                           0               0
Total past-due loans 90 days or more             $158            $ 24

Restructured loans                               $  0            $  0
Other real estate owned                             0               0
Total restructured and OREO                      $  0            $  0

Total non-performing assets                      $278            $484

Percent of total net loans                        .26%            .46%
Income that would have been accrued at original
Contract rates on non-accruing loans             $  8            $ 44
Amount recognized as income                         4               0
Interest income not accrued                      $  4            $ 44

Non-accruing Loans

The Company does not accrue interest on certain non-performing loans. Non-accrual status is normally reserved for loans 90 days or more past due unless both well secured and in the process of collection.

Potential Problem Loans

At December 31, 1994, the Company had $7,457,000 in commercial and consumer loans for which payments are presently current, but the borrowers are currently experiencing financial difficulties. Those loans are subject to constant management attention and are reviewed weekly. The Registrant had no restructured loans as defined by SFAS 15 in the portfolio. Loans which are current for which collection is doubtful are not normally placed in non-accrual status. Such loans are on a watch list to allow monitoring by management.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that are not included above, do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, nor do they represent material credits about which management is aware of information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Loan Concentration

There are no concentrations of loans which amount to more than 10% of total loans other than those which have been separately disclosed, i.e., rental estate, consumer, commercial, agricultural, and municipal. All loans granted are to entities within Cortland County and those immediately adjoining counties which are in our local service area. We have no outside area loans in our portfolio.

Allocations of the Allowance for Loan Losses
                                           Year Ended December 31,
                                    1994                         1993
                                        % of Loans                   % of Loans
                           Amount       to Total            Amount   to Total
                                           (In thousands of dollars)
Real Estate Mortgage     $   341            58%           $  270      59%

Commercial, Municipal
  & Agricultural             467            24%              292      23%
Consumer                     418            18%              518      18%

   Total Allocation      $ 1,226           100%           $1,080     100%


Allowance for Possible Loan Losses

The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to operating expenses and reduced by net charge-offs. The adequacy of the allowance is based on management evaluation of the last three years historical loss experience, specific allocations for losses detailed in the loan loss review, and an additional allocation based on the total outstandings in the loan portfolio. Additional factors considered in the evaluation include the levels and trends in delinquencies and non-accruals, underwriting guidelines and collection procedures, the experience and ability of the lending staff, and current economic conditions within our lending area. The Company has a diverse customer base with no known significant concentrations of credit that would affect the allowance.

Summary of Loan Loss Experience

The following table summarizes the Company's loan loss experience for the two years ended December 31, 1994.

                                                 Year Ended December 31,
                                              1994                       1993
                                                (In thousands of dollars)
Loans, Net of unearned income
at end of period                            $109,909                   $105,699

Average amount of net loans                 $106,708                   $102,133
Balance of allowance for possible
loan losses at beginning of period          $  1,080                   $  1,025
Additions:
Provisions for losses                            300                        300
Deductions:
Charge offs:
Real estate mortgages                               0                        25
Commercial and agricultural                       126                        75
Consumer loans                                    119                       205
Municipal loans                                     0                         0
Total charge offs                            $    245                  $    305
Recoveries:
Real estate mortgages                               0                         0
Commercial and agricultural                        10                        19
Consumer loans                                     81                        41
Municipal loans                                     0                         0
Total recoveries                             $     91                  $     60

Net charge offs                              $    154                  $    245

Allowance for possible loan losses-
end of period                                $  1,226                  $  1,080

Ratio of net charge offs to
average loans                                     .14%                      .24%

Ratio of reserve for loan losses to
loans outstanding at end of period               1.12%                     1.02%

Ratio of provisions for losses
to net charge offs                             194.80%                   121.95%

Deposits

The exhibit below presents daily average amounts and rates of deposits by type for the years ended December 31, 1994 and December 31, 1993.

                                   1994                             1993
                         Amount            Rate           Amount            Rate
                               (In thousands)                   (In thousands)
Savings Deposits         $ 52,880         2.97%        $ 57,032          3.33%

Money Market Savings       28,257         3.61%          19,028          3.08%

Time Open                   1,153         2.60%           1,164          2.85%

Interest Bearing Checking  32,324         1.87%          35,066          2.74%

Time Deposits              35,994         4.17%          36,319          4.23%

Total Interest Bearing   $150,608         3.14%        $148,609          3.37%

Demand Deposits            23,584                        23,145

Total Deposits           $174,192                      $171,754

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1994, are summarized as follows:

                                                        Amount
                                               (in thousands of dollars)
                  3 months or less                                $2,554
                  Over 3 through 6 months                            918
                  Over 6 through 12 months                         1,648
                  Over 12 months                                     907
                             Total                                $6,027

Non-interest bearing deposits disclosed represent all demand deposits which are non-interest bearing. These deposits are held by individuals, partnerships, corporations, and municipalities. There are no significant deposits from trust activities.

Return on Equity and Assets

The following table shows operating and capital ratios for the last two years.
                                                    Year Ended December 31,
                                                    1994                1993
Return on Assets
Net Income/Average Total Assets                     1.37%               1.43%

Return on Equity
Net Income/Average Shareholder Equity              13.25%              14.70%

Dividend Payout Ratio
Cash Dividends Declared/Net Income                 31.23%              29.55%

Capital Ratio
Average Shareholder Equity/
Average Total Assets                               10.37%               9.70%


Item 9 -- Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.

PART III

Item 10 -- Directors and Executive Officers of the Registrant
Directors are listed in the Annual Proxy Statement, dated February 28, 1995, pages 2 through 4, incorporated herein by reference.

Item 11 -- Executive Compensation
Annual Proxy Statement, dated February 28, 1995, pages 6 through 10, incorporated herein by reference.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management
Annual Proxy Statement, dated February 28, 1995, pages 2 through 4, incorporated herein by reference.

Item 13 -- Certain Relationships and Related Transactions
Annual Proxy Statement, dated February 28, 1995, pages 4 and 10, incorporated herein by reference.

PART IV
Item 14 -- Exhibits, Financial Statement Schedules, and Reports on 8-K

(a)     Documents filed as part of this report:



        (2) Financial statement schedules are omitted from this Form 10-K since the required information is not applicable to the Registrant.
        (3)     Listing of Exhibits:

                 The following documents are attached as Exhibits to this Form 10-K as indicated by the page number or exhibit or are incorporated by reference to the prior filings of the Registrant with the Commission.

Form 10-K
Exhibit Number           Exhibit                                     Page

         3.1     Certificate of Incorporation of
                 Cortland First Financial Corporation                  *

         3.2     Bylaws of the Company                                 *

         4       Specimen Stock Certificates                           *

        22       List of Registrant's Subsidiary                     E-1


* Exhibit is incorporated herein by reference to the identically numbered exhibit to the Form S-4 Registration Statement filed by the Company with the Securities an Exchange Commission on August 18, 1986.

Item 14 (b)
        There were no reports filed on Form 8-K during the fourth quarter of 1994.

Item 14 (c)
        See Item 14 (a) (3) above.

Item 14 (d)
        See Item 14 (a) (2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CORTLAND FIRST FINANCIAL CORPORATION
                                                 (Registrant)
Date  March 27, 1995                By     \s\ David R. Alvord

                                     David R. Alvord, President and
                                          Chief Executive Officer

Date March 27, 1995                 By     \s\ Bob Derksen

                                     Bob Derksen, Vice President and
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.



David R. Alvord, President, CEO and Director       Date  March 27, 1995

Donald S. Ames, Director                           Date  March 27, 1995

Mary Alice Bellardini, Director                    Date  March 27, 1995

John S. Buck, Director                             Date  March 27, 1995

Robert M. Lovell, Director                         Date  March 27, 1995

Harry D. Newcomb, Director                         Date  March 27, 1995

Richard J. Shay, Director                          Date  March 27, 1995

Charles H. Spaulding, Director                     Date  March 27, 1995

David J. Taylor, Director                          Date  March 27, 1995

Esther F. Twentyman, Director                      Date  March 27, 1995

Stuart Young, Director                             Date  March 27, 1995



Exhibit 22 -- Subsidiaries

Subsidiary of the Registrant

First National Bank of Cortland is a wholly owned subsidiary of Cortland First Financial Corporation.