Form 10-K/A
CORTLAND FIRST FINANCIAL CORP
filed 1995-03-30
CIK 796317

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                     FORM 10-K/A   (AMENDMENT #1)

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

                  Yes X                    No

   The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 12, 1995 was $35,276,025.

   The number of shares outstanding of the Registrant's common stock on December 31, 1994: Common Stock, $5.00 Par Value --- 672,000 shares.

   This amendment is being filed solely for the purpose of submitting
   Exhibit 27.

   Part IV
   Item 14 --Exhibits

   (a)  Documents filed as part of this report

        (2) Financial statement schedules are omitted from this Form 10-K/A since the required information is not applicable to the Registrant.

        (3)  Listing of Exhibits:

             The following documents are attached as Exhibits to this Form 10-K/A as indicated by the page number or exhibit or are incorporated by reference to the prior filings of the Registrant with the Commission.

   Form 10-K/A
   Exhibit Number   Exhibit

       27           Financial Data Schedule


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

                                  CORTLAND  FIRST FINANCIAL CORPORATION

                                                (Registrant)


   Date March 30, 1995           By   Bob Derksen

                                     Vice President and
                                    Chief Financial Officer