Form 10-Q
period 1995-03-31
CORTLAND FIRST FINANCIAL CORP
filed 1995-05-09
CIK 796317

SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C. 20549

                                               FORM 10-Q

                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                  THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter ended March 31, 1995.   Commission file number 0-15366

                                 CORTLAND FIRST FINANCIAL CORPORATION
                        (Exact name of Registrant as specified in its charter)

               New York                                            16-1276885
      (State or other jurisdiction of                           (I.R.S. Employer
       incorporation or organization)                      Identification No.)

         65 Main Street, Cortland, New York                         13045
      (Address of principal executive offices)                    (Zip Code)

           Registrant's telephone number including area code:   (607) 756-2831



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X                               No

     The number of shares outstanding of the registrant's common stock on
     March 31, 1995:     Common Stock, $5.00 Par Value ---  672,000 shares






     PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                 CORTLAND FIRST FINANCIAL CORPORATION
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (000'S OMITTED)

                                                March 31, 1995  December 31,1994
                                                   (Unaudited)          (Note)
   ASSETS

   Cash and Due From Banks                          $ 11,123        $  8,817
   Federal Funds Sold                                  3,200           3,900
   Investment Securities - Held to Maturity           26,591          23,297
                           Available for Sale         46,979          47,083
           (Market Value 73,771 & 70,182)
   Loans (Net of Unearned Discount of 3,523 & 3,344) 110,426         109,909
   Reserve for Possible Loan Losses                   (1,274)         (1,226)
   Net Loans                                         109,152         108,683
   Premises and Equipment                              3,288           3,203
   Other Real Estate                                      14               0
   Other Assets                                        4,173           4,248
     TOTAL ASSETS                                   $204,520        $199,231
   LIABILITIES

   Non-Interest Bearing Deposits                    $ 21,228        $ 24,323
   Interest Bearing Deposits                         160,352         153,116
              Total Deposits                         181,580         177,439
   Accrued Int, Taxes, & Other Liabilities               817             662
   Accrued Post-Retirement Benefits                      721             706
       TOTAL LIABILITIES                             183,118         178,807
   SHAREHOLDERS' EQUITY
   Common Stock (Par Value 5.00)                       3,360           3,360
             Outstanding 672,000 shares
   Surplus                                             3,360           3,360
   Undivided Profits                                  15,064          14,579
   Net Unrealized Gains/(Losses) Securities             (382)           (875)
       TOTAL SHAREHOLDERS' EQUITY                     21,402          20,424

       TOTAL LIABILITIES & SHAREHOLDERS EQUITY      $204,520        $199,231

     Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.




    Cortland First Financial Corporation
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    A. The foregoing financial statements are unaudited, however, in the opinion of Management, all adjustments ( consisting of normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's
          Annual Report to Shareholders on Form 10-K, for the year ended December 31, 1994.

    B.    Investment Securities

                                                               March 31, 1995
                                                               (000's omitted)
                                                    Available for Sale   Held to Maturity
       U.S. Treasury securities and obligations
        of US government corporations and agencies     $ 37,712        $  4,980
       Securities issued by State & Political
             subdivisions in the U.S.                     6,140          16,527
       Other securities (includes F.R. stock)               208             432
       Mortgage backed securities                         2,919           4,652
              TOTAL INVESTMENT SECURITIES              $ 46,979        $ 26,591

                                                             December 31, 1994
                                                              (000's omitted)
                                                    Available for Sale   Held to Maturity
       U.S. Treasury securities and obligations
        of US government corporations and agencies     $ 37,972        $  4,257
       Securities issued by State & Political
             subdivisions in the U.S.                     5,963          16,112
       Other securities (includes F.R. stock)               208             433
       Mortgage backed securities                         2,940           2,495
                TOTAL INVESTMENT SECURITIES               $ 47,083     $ 23,297

    C.    Provision for Loan Loss
                                                  March 31, 1995     March 31, 1994

             Balance at January 1                     $    1,226       $  1,079
             Provision for the year                           75             75
             Recoveries on loans                              23             23
                         Total                             1,324          1,187
             Less loans charged off                           50             86
             Balance at March 31,                      $   1,274       $  1,092

    The appropriateness of allowance for possible loan losses is determined by quarterly detailed review of the loan portfolio. Effective January 1, 1995, the Company adopted Financial Accounting Standard #114 "Accounting by Creditors for Impairment of a Loan". The adoption of this pronouncement had no significant effect on the Company's financial statements for the three months ended March 31, 1995. As of March 31, 1995, the Company had one loan with a total recorded investment of $370,000 for which a specific allowance of $138,000 has been provided.





    PART II.    OTHER INFORMATION

    ITEMS 1-6.  Not Applicable
















                                   SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CORTLAND FIRST FINANCIAL
                                                            CORPORATION




         DATE    May 11, 1995                               David R. Alvord
                                                              President



          DATE    May 11, 1995                              Bob Derksen
                                                              Treasurer



       PART I.
       ITEM 2
                                 MANAGEMENT'S DISCUSSION AND ANALYSIS

                                           (000's Omitted)

    Cortland First Financial Corporation is a one-bank holding company formed in 1986. Its only subsidiary and operating entity is First National Bank of Cortland, chartered in 1869. First National Bank of Cortland is an independent bank delivering financial services from its seven offices in Cortland, Cortlandville, Marathon, McGraw, Cincinnatus and Tully, to its customers in Cortland County and the surrounding area and includes our newest branch location in Whitney Point which opened last year expanding our service area into Broome County. The primary regulator of Cortland First Financial Corporation is the Federal Reserve Bank of New York, while its subsidiary, First National Bank of Cortland, is regulated by the Office of the Comptroller of the Currency in Washington, D.C.

    Total assets of $204,520 increased by $5,289 or 2.7% from $199,231 at year-end 1994. Total investment securities of $73,570 increased by $3,190 or 4.5% from 70,380 at year-end 1994. Net loans increased also by $469 from December 31, 1994 to the current $109,152.

    On the liability side, our deposits increased by $4,141 or 2.3% from $177,439 at year-end 1994 to $181,580 on March 31, 1995. Capital of
    $21,402 at March 31, 1995 compared to $20,424 at year-end 1994, an increase of $978 which included $493 in a favorable unrealized loss variance during the first quarter of 1995.

    Cortland First Financial's return on average assets (ROA) of 1.30% compared to 1.33% a year ago, while our return on equity (ROE) of 12.60% this year compared to 12.76% for 1994 to date. Other key ratios, based on averages, were: loans to total deposits 60.92% in 1995 versus 60.90% in 1994; loans to earning assets 57.91% in 1994 and 57.88% in 1994; loss reserve to loans of 1.15% this year compared to 1.03% a year ago; loss provision to net loans of 0.27% in 1995 and 0.28% for 1994; and finally net loan loss chargeoffs to net loans at 0.10 this year compared to 0.24 in 1994.
    Earning assets yield on a fully taxable equivalent basis of 8.25% this year to date compared to 7.93% a year ago, an increase of 32 basis points. Our interest paying liability cost of 3.65% this year to date compared to 3.05% a year ago for the same period, an increase of 60 basis points. Interest margin of 5.26% this year compared to 5.42% a year ago, a decrease of 16 basis points due to the large increase in the interest paying liabilities cost. Net interest income of $2,319 for 1995 to date compared to $2,327 a year ago for the same period, a decrease of $8. This decrease was due to a volume increase of $31 and a decrease of $38 due to rate. Other income of $341 compared to $329 for the same period, an increase of $12 or 3.6%. Total non-interest expenses of $1,669 this year to date compared to $1,659 a year ago, an increase of $10 or 1.6%. Accounting for this are variances in the timing of some payments in 1995 as compared to the same period for 1994. The bulk of the increase is due to an increase in salary and benefits expense. Net income of $653 this year compared to $630 a year ago, an increase of $23 or 3.7%.


   Consolidated Statement of Cash Flows   (Unaudited)

                                                   Three Months Ended March 31,
                                                           1995        1994

OPERATING ACTIVITIES
     Net Income                                               $   653   $   630
     Adjustments to reconcile net income to net
     cash provided by operating activities:

      Provision for loan losses                                    75        75
      Provision for depreciation                                   87       104
      Provision for deferred income taxes                        (109)      110
      Amortization of investment security premiums(discounts),net  98       132
      (Increase) Decrease in interest receivable                   16      (174)
      (Increase) Decrease in other assets                        (178)     (786)
      Increase (Decrease) in interest payable                     (10)       (8)
      Increase (Decrease) in other liabilities                    179       410

               NET CASH PROVIDED BY OPERATING ACTIVITIES       $  811   $   493

   INVESTING ACTIVITIES
   Proceeds from sales/maturities of investment securities    $ 3,830   $ 4,091
   Purchase of investment securities                           (6,279)   (2,124)
   Net (increase) decrease in credit card/short term loans        113      (139)
   Longer-term loans sold                                           0       209
   Net longer term loans originated                              (672)      (17)
   Purchases of premises and equipment, net                      (171)      (76)

               NET CASH USED BY INVESTING ACTIVITIES          $(3,179)  $ 1,944

   FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits, NOW & savings  $   903   $10,384
   Net proceeds from sales of certificates of deposit           3,239       (58)
   Net increase (decrease) in short term borrowings                 0      (212)
   Cash dividends                                                (168)     (201)

               NET CASH PROVIDED BY FINANCING ACTIVITIES      $ 3,974   $ 9,913
               INCREASE (DECREASE)IN CASH
                    AND CASH EQUIVALENTS                      $ 1,606   $12,350

   Cash and cash equivalents at beginning of year             $12,717   $10,787

               CASH AND CASH EQUIVALENTS AT END OF PERIOD     $14,323   $23,137

   Supplemental disclosures of cash flow information:

   Cash paid during the year for :
         Interest on deposits and short term borrowings:      $ 1,426   $ 1,133
         Income taxes:                                            181       101

   Non Cash Investing Activities:                                (839)    1,011






                                   CORTLAND FIRST FINANCIAL CORPORATION

                               Condensed Consolidated Statements of Income
                                                     (000's) omitted
                                                     (Unaudited)

                                                     Three Months Ended
                                                           March 31,
                                                     1995           1994

           Interest Income:
            Interest & fees on loans               $  2,543    $  2,378
            Interest on investment securities         1,071         990
            Interest on Federal Funds sold              121          84

                       TOTAL INTEREST INCOME       $  3,735    $  3,452

           Interest Expense:
            Interest on deposits                      1,416       1,125

                       NET INTEREST INCOME         $  2,319    $  2,327

           Provision for loan losses                     75          75

                       INTEREST INCOME AFTER
                             PROV FOR LOSSES       $  2,244    $  2,252

           Other Income:                                341         329

                       TOTAL OPERATING INCOME      $  2,585     $ 2,581

           Non-interest expenses                      1,669       1,659

                       INCOME BEFORE INC TAXES     $    916     $   922

           Income Taxes:                                263         292


                       NET INCOME                   $   653     $   630


           Net Income per Common Share             $    .97     $   .94
             (672,000 shares outstanding)
