Form 10-Q
period 1995-06-30
CORTLAND FIRST FINANCIAL CORP
filed 1995-08-10
CIK 796317

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarter ended June 30, 1995.   Commission file number 0-15366

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

                        Yes X                         No

 The number of shares outstanding of the registrant's common stock on June 30, 1995:
 Common Stock, $5.00 Par Value ---  672,000 shares


    PART I.  FINANCIAL INFORMATION
    ITEM 1.  FINANCIAL STATEMENTS

                                 CORTLAND FIRST FINANCIAL CORPORATION
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (000'S OMITTED)

                                                  June 30, 1995     December 31,1994
                                                      (Unaudited)       (Note)
   ASSETS

   Cash and Due From Banks                            $  8,134         $  8,817
   Federal Funds Sold                                    7,100            3,900
   Investment Securities - Held to Maturity             26,365           23,297
                           Available for Sale           46,267           47,083
       (Market Value 73,027 & 70,182)
   Loans (Net of Unearned Discount of 3,610 & 3,344)   109,624          109,909
   Reserve for Possible Loan Losses                     (1,123)          (1,226)
   Net Loans                                           108,501          108,683

   Premises and Equipment                                3,452            3,203
   Other Real Estate                                        14                0
   Other Assets                                          3,497            4,248
       TOTAL ASSETS                                   $203,330         $199,231

   LIABILITIES

   Non-Interest Bearing Deposits                      $ 23,454         $ 24,323
   Interest Bearing Deposits                           156,400          153,116
              Total Deposits                           179,854          177,439

   Accrued Int, Taxes, & Other Liabilities                 433              662
   Accrued Post-Retirement Benefits                        736              706

       TOTAL LIABILITIES                               181,023          178,807

   SHAREHOLDERS' EQUITY
   Common Stock (Par Value 5.00)                         3,360            3,360
             Outstanding 672,000 shares
   Surplus                                               3,360            3,360
   Undivided Profits                                    15,571           14,579
   Net Unrealized Gains/(Losses) Securities                 16             (875)

       TOTAL SHAREHOLDERS' EQUITY                       22,307           20,424

       TOTAL LIABILITIES & SHAREHOLDERS EQUITY        $203,330         $199,231

 Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.


                                   CORTLAND FIRST FINANCIAL CORPORATION

                                Condensed Consolidated Statements of Income
                                               (000's) omitted
                                               (Unaudited)

                                    Three Months Ended        Six Months Ended
                                           June 30,              June 30,
                                       1995         1994       1995         1994
  Interest Income:
  Interest & fees on loans          $  2,632    $  2,429      $ 5,175  $ 4,807
  Interest on bank deposits                0           0            0        0
  Interest on investment securities    1,090         985        2,161    1,975
  Interest on Federal Funds sold         106          99          227      183

        TOTAL INTEREST INCOME       $  3,828    $  3,513     $  7,563  $ 6,965
  Interest Expense:
  Interest on deposits                 1,473       1,152        2,889    2,277

        NET INTEREST INCOME         $  2,355    $  2,361     $  4,674  $ 4,688

  Provision for loan losses               75          75          150      150

        INTEREST INCOME AFTER
        PROV FOR LOSSES             $  2,280    $  2,286     $  4,524  $ 4,538

  Other Income:                          312         314          653      643

        TOTAL OPERATING INCOME      $  2,592     $ 2,600    $   5,177  $ 5,181

  Non-interest expenses                1,693       1,713        3,362    3,372

        INCOME BEFORE INC TAXES     $    899     $   887     $  1,815    1,809

  Income Taxes:                          258         265          521      557


        NET INCOME                  $    641     $   622     $  1,294   $1,252


  Net Income per Common Share       $    .95     $   .93     $   1.93   $ 1.86
    (672,000 shares outstanding)


   Consolidated Statement of Cash Flows   (Unaudited)
                                                     Six Months Ended June 30,
                                                         1995             1994
   OPERATING ACTIVITIES
   Net Income                                        $ 1,294            $ 1,252
   Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for loan losses                       150                150
         Provision for depreciation                      177                210
         Provision for deferred income taxes            (109)               110
         Amortization of investment security
              premiums(discounts),net                    206                269
         (Increase) Decrease in interest receivable      149               (87)
   (Increase) Decrease in other assets                    81               (638)
         Increase (Decrease) in interest payable          (5)               (13)
         Increase (Decrease) in other liabilities       (194)               100

     NET CASH PROVIDED BY OPERATING ACTIVITIES       $ 1,749            $ 1,353

   INVESTING ACTIVITIES
         Proceeds from sales/maturities of
             investment securities                   $11,084            $ 9,490
         Purchase of investment securities           (12,034)           (11,605)
         Net (increase) decrease in credit
              card/short term loans                     (147)               133
         Longer-term loans sold                            0                469
         Net longer term loans originated                178                676
         Purchases of premises and equipment, net       (426)             (115)
     NET CASH USED BY INVESTING ACTIVITIES           $(1,345)           $ (952)

   FINANCING ACTIVITIES
         Net increase (decrease) in demand deposits,
              NOW & savings                          $  (953)           $ 5,460
         Net proceeds from sales of
              certificates of deposit                  3,368                996
         Net increase (decrease) in short term
              borrowings                                   0               (212)
         Cash dividends                                 (302)              (302)
     NET CASH PROVIDED BY FINANCING ACTIVITIES       $ 2,113            $ 5,942
          INCREASE (DECREASE)IN CASH
          AND CASH EQUIVALENTS                       $ 2,517            $ 6,343

     Cash and cash equivalents at beginning of year  $12,717            $10,787

     CASH AND CASH EQUIVALENTS AT END OF PERIOD      $15,234            $17,130


   Supplemental disclosures of cash flow information:

   Cash paid during the year for :
   Interest on deposits and short term borrowings:    $ 2,889           $ 2,290
               Income taxes:                              696               641

   Non Cash Investing Activities:                      (1,507)            1,011


    Cortland First Financial Corporation
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    A. The foregoing financial statements are unaudited, however, in the opinion of Management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report to Shareholders on Form 10-K, for the year ended
          December 31, 1994.

    B.    Investment Securities

                                                        June 30, 1995
                                                       (000's omitted)
                                            Available for Sale   Held to Maturity

   U.S. Treasury securities and obligations        $ 37,068          $  5,459
    of US Government corporations and agencies
   Securities issued by State & Political
         subdivisions in the U.S.                     6,243            15,154
   Other securities (includes F.R. stock)               208               432
   Mortgage backed securities                         2,748             5,320

         TOTAL INVESTMENT SECURITIES               $ 46,267          $ 26,365

                                                       December 31, 1994
                                                          (000's omitted)
                                             Available for Sale   Held to Maturity

   U.S. Treasury securities and obligations        $ 37,972          $  4,257
    of US Government corporations and agencies
   Securities issued by State & Political
         subdivisions in the U.S.                     5,963            16,112
   Other securities (includes F.R. stock)               208               433
   Mortgage backed securities                         2,940             2,495

         TOTAL INVESTMENT SECURITIES               $ 47,083          $ 23,297

    C.    Provision for Loan Loss
                                                 June 30, 1995   June 30, 1994

          Balance at January 1                     $   1,226        $  1,079
          Provision for the year                         150             150
          Recoveries on loans                             36              45
                      Total                            1,412           1,275
          Less loans charged off                         290             127
          Balance at June 30,                       $  1,122         $ 1,148

   The appropriateness of allowance for possible loan losses is determined by quarterly detailed review of the loan portfolio. Effective January 1, 1995, the Company adopted Financial Accounting Standard #114 "Accounting by Creditors for Impairment of a Loan". The adoption of this pronouncement had no significant effect on the Company's financial statements for the six months ended June 30, 1995.


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

     Total assets of $203,330 increased by $4,099 or 2.1% from $199,231 at year-end 1994. An increase in investment securities of $2,252 represents a little more than half of the increase in total assets at quarter end. As required by Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities", our portfolio is classified into "Held to maturity" (reported at cost) and "Available for sale" (reported at fair value). Favorable market conditions during 1995 as compared to 1994 have resulted in a change in market value of securities available for sale from a net unrealized loss of $1,480 at year end 1994 to a net unrealized gain of $27 at quarter end representing an increase in market value of $1,507. Investment quality remains high. The Bank does not have a trading portfolio and does not anticipate doing so in the future.

     Loan demand has been relatively flat for 1995. Total loans of $109,624 less allowance for loan losses of $1,123 leaving a net balance of $108,501 represents a decrease of $182 when compared to total loans of $109,909 less allowance for loan losses of $1,226 for a net balance of $108,683 at year end 1994. The local economy has been affected by the bankruptcy of Smith Corona, a national typewriter manufacturer which employed many local people, but it is anticipated that conditions may improve due to the announcement of a major expansion of Buckbee Meers, another large manufacturer in Cortland. Our recent expansion into the Broome County area has also increased our potential for loan growth in the future. Relocation of our loan department into newly renovated and expanded quarters will also enhance our loan services delivery system as well as streamline our operations. While our year to date net chargeoffs were $254 compared to $82 for year to date 1994, this increase was mainly due to one large loan. Our allowance for loan losses which currently stands at 1.02% of total loans is reviewed on a quarterly basis and is judged to be adequate to absorb the inherent loss in the portfolio at quarter end.

     Deposit growth remained relatively flat showing an increase of only 1.4% from $177,439 at year end 1994 to $179,854 at June 30, 1995. This is anticipated to remain fairly stable for the remainder of the year while some growth is projected at our Whitney Point location.

     Shareholder's equity grew from $20,424 at year end 1994 to $22,307 at June
30, 1995, an increase of 9.2% reflecting the change in unrealized gains/losses
on securities after taxes of $891 as required by FAS 115 accounting treatment.
Our risk based capital ratio of over 21% was again more than twice the minimum requirement for the well capitalized level (10%) indicating a strong capital position.  Book value per share increased $2.80 to $33.19 at the end of the quarter.  The Bank's average federal funds sales on a year to date basis of
$7,714 coupled with an available for sale investment portfolio of $46,267 ensures that sufficient liquidity exists to fund the needs of both depositors and borrowers.

     Trust department assets (book value) on June 30, 1995 amounted to $57,543 as compared to year end 1994 book value of $49,872. Trust assets are not part of the consolidated balance sheet. Relocation of our Trust services area to the first floor of the adjacent building has resulted in increased convenience for our customers. The hiring of Christine Blythe as a Trust officer has also expanded our capacity for additional trust services.

     Year to date net income at quarter end of $1,294 increased $42 or 3.4% over the comparable period in 1994, resulting in a return on average assets
(ROA) of 1.28 at the end of the second quarter of 1995. Return on average equity of 12.12% compared to 12.42% for the same period in 1994. Net interest income declined by $14 from $4,688 year to date 1994 to $4,674 at quarter end 1995. Shrinkage in the net interest margin (NIM) from 5.42% in 1994 to the current NIM of 5.26% is due to our cost of funds at 3.70% in 1995 compared to 3.03% in 1994 coupled with a volume increase of 3.4%, while our yield on earning assets of 8.33% has increased from 7.93% in 1994 with a volume increase of 3.5%. Other key ratios, based on averages were loans to total deposits at
60.96 in 1995 versus 60.64 in 1994 and earning assets to total assets at 93.58 in 1995 compared to 93.51 in 1994.

     Non-interest income of $653 increased by $10 on a year to date basis versus $643 in 1994, while non-interest expense of $3,362 decreased by $10 over the same period in 1994 of $3,372. Salary and benefit expense of $1,788 increase by $61 or 3.5% from $1,727 year to date 1994. Occupancy expenses of $275 increased $21 from $254 in 1994 for the same period due to additional depreciation expense related to our renovation of the adjacent building and the opening of our Whitney Point branch, as well as increases in real estate taxes and property insurance expense. A significant decrease in marketing expense of $46 from $125 in 1994 (related to our Whitney Point branch opening in April of that year) to a current $80 year to date 1995. This coupled with a decrease in other operating expense of $26 from $626 in 1994 to $600 in 1995 year to date as well as a $27 decrease in furniture and equipment expense enabled us to achieve net income before tax of $1,815 in 1995 versus $1,809 in 1994. Increases in our tax free income position allowed us to reduce our income tax expense by $36 from $557 in 1994 to $521 in 1995. Net income per common share increased to $1.93 year to date 1995 compared to $1.86 in the same period for 1994. While earnings continue at their budgeted level, forecasted earnings for 1995 will be slightly below that of 1994 due to the increased pressure on the net interest margin.





PART II.  OTHER INFORMATION

ITEMS 1-6.     Not Applicable