Form 10-Q
period 1995-09-30
CORTLAND FIRST FINANCIAL CORP
filed 1995-11-13
CIK 796317

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarter ended September 30, 1995.   Commission file number 0-15366

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

                        Yes X                         No

The number of shares outstanding of the registrant's common stock on Sepstember 30, 1995:
    Common Stock, $5.00 Par Value ---  672,000 shares



    PART I.  FINANCIAL INFORMATION
    ITEM 1.  FINANCIAL STATEMENTS

                                     CORTLAND FIRST FINANCIAL CORPORATION
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (000'S OMITTED)

                                  September 30, 1995       December 31,1994
                                    (Unaudited)               (Note)

ASSETS
Cash and Due From Banks               $  8,596                 $  8,817
Federal Funds Sold                      10,200                    3,900

  Total Cash & Cash Equivalents         18,796                   12,717

Investment Securities-Held to Maturity  27,658                   23,297
                    Available for Sale  44,598                   47,083
   (Market Value 72,640 & 70,182)

  Total Investment Securities           72,256                   70,380
Loans (Net of Unearned  )              110,833                  109,909
       Discount of 3,703 and 3,344)
Reserve for Possible Loan Losses        (1,166)                  (1,226)
Net Loans                              109,667                  108,683
Premises and Equipment                   3,366                    3,203
Other Real Estate                          124                        0
Other Assets                             4,148                    4,248
    TOTAL ASSETS                      $208,357                 $199,231

LIABILITIES

Non-Interest Bearing Deposits         $ 23,061                 $ 24,323
Interest Bearing Deposits              161,054                  153,116
           Total Deposits              184,115                  177,439

Accrued Int, Taxes, & Other Liabilities    654                      662
Accrued Post-Retirement Benefits           752                      706
           TOTAL LIABILITIES           185,521                  178,807

SHAREHOLDERS' EQUITY
Common Stock (Par Value 5.00)            3,360                    3,360
          Outstanding 672,000 shares
Surplus                                  3,360                    3,360
Undivided Profits                       16,133                   14,579
Net Unrealized Gains/(Losses)Securities    (17)                    (875)
           TOTAL SHAREHOLDERS' EQUITY   22,836                   20,424

TOTAL LIABILITIES
& SHAREHOLDERS EQUITY                  $208,357                 $199,231

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.
                                   CORTLAND FIRST FINANCIAL CORPORATION

                                Condensed Consolidated Statements of Income
                                           (000's) omitted
                                            (Unaudited)
                                   Three Months Ended        Nine Months Ended
                                      September 30,           September 30,
                                     1995        1994         1995     1994

Interest Income:
Interest & fees on loans          $  2,645    $  2,570      $ 7,820 $ 7,377
Interest on bank deposits                0           0            0       0
Interest on investment securities    1,092       1,020        3,253   2,993
Interest on Federal Funds sold         111          73          338     256

      TOTAL INTEREST INCOME       $  3,848    $  3,663      $11,411 $10,626
Interest Expense:
Interest on deposits                 1,447       1,159        4,336   3,436

      NET INTEREST INCOME         $  2,401    $  2,504      $ 7,075 $ 7,190

Provision for loan losses               75          75          225     225

      INTEREST INCOME AFTER
            PROV FOR LOSSES       $  2,326    $  2,429      $ 6,850 $ 6,965

Other Income:                          362         357        1,015   1,000
Non-interest expenses                1,703       1,757        5,066   5,129

      INCOME BEFORE INC TAXES     $    985     $ 1,029      $ 2,799  $2,835

Income Taxes:                          288         316          809     872

      NET INCOME                   $   697     $   713      $ 1,990  $1,964

Net Income per Common Share        $  1.04     $  1.06      $  2.96  $ 2.92
(672,000 shares outstanding)

Consolidated Statement of Cash Flows   (Unaudited)

                                          Nine Months Ended September 30,
                                                      1995             1994
OPERATING ACTIVITIES
Net Income                                         $ 1,990            $ 1,964
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for loan losses                           225                225
   Provision for depreciation                          280                321
   Provision for deferred income taxes                (109)               110
   Amortization of investment security
              premiums(discounts),net                  300                392
   (Increase) Decrease in interest receivable           17               (156)
   (Increase) Decrease in other assets                (513)              (668)
   Increase (Decrease) in interest payable               6                (17)
   Increase (Decrease) in other liabilities             32                164

NET CASH PROVIDED BY OPERATING ACTIVITIES          $ 2,228            $ 2,335

INVESTING ACTIVITIES
   Proceeds from sales/maturities
         of investment securities                  $16,234            $12,883
  Purchase of investment securities                (16,972)           (16,650)
  Net (increase)decrease
        in credit card/short term loans                105                145
  Longer-term loans sold                               873                698
  Net longer term loans originated                  (2,185)            (4,101)
  Purchases of premises and equipment, net            (443)              (244)

NET CASH USED BY INVESTING ACTIVITIES              $(2,388)           $(7,269)

FINANCING ACTIVITIES
  Net increase (decrease) in
       demand deposits, NOW & savings              $ 2,630            $ 2,214
  Net proceeds from sales of certif of deposit       4,046              4,062
  Net increase (decrease) in short term borrowings       0               (212)
  Cash dividends                                      (437)              (403)

NET CASH PROVIDED BY FINANCING ACTIVITIES          $ 6,239            $ 5,661
       INCREASE (DECREASE)IN CASH
       AND CASH EQUIVALENTS                        $ 6,079            $   727

Cash and cash equivalents at beginning of year     $12,717            $10,787

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $18,796            $11,514

Supplemental disclosures of cash flow information:
Cash paid during the year for :
  Interest on deposits and short term borrowings:  $ 4,330            $ 3,453
  Income taxes:                                        986                961
Non Cash Investing Activities:
  Unrealized gain/(loss) on                          1,439            (1,921)
    investment securities
    Cortland First Financial Corporation

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

    B.    Investment Securities

                                                           September 30, 1995
                                                            (000's omitted)
                                        Available for Sale   Held to Maturity

U.S. Treasury securities and obligations
[S]                                               [C]               [C]
of US government corporations and agencies      $ 35,123          $  6,344
Securities issued by State & Political
 subdivisions in the U.S.                          5,827            14,788
Other securities (includes F.R. stock)               458             1,102
Mortgage backed securities                         3,190             5,424

      TOTAL INVESTMENT SECURITIES               $ 44,598          $ 27,658

                                                             December 31, 1994
                                                              (000's omitted)
                                       Available for Sale   Held to Maturity
U.S. Treasury securities and obligations
 of US government corporations and agencies     $ 37,972          $  4,257
Securities issued by State & Political
 subdivisions in the U.S.                          5,963            16,112
Other securities (includes F.R. stock)               208               433
Mortgage backed securities                         2,940             2,495

      TOTAL INVESTMENT SECURITIES               $ 47,083          $ 23,297
[/TABLE]

C.    Provision for Loan Loss

                                 September 30, 1995      September 30, 1994

Balance at January 1                     $    1,226            $    1,080
Provision for the year                          225                   225
Recoveries on loans                              45                    60
            Total                             1,495                 1,365
Less loans charged off                          329                   204
Balance at September 30,                  $   1,166            $    1,161

The appropriateness of allowance for possible loan losses is determined by quarterly detailed review of the loan portfolio. Effective January 1, 1995, the Company adopted Financial Accounting Standard #114 "Accounting by Creditors for Impairment of a Loan". The adoption of this pronouncement had no significant effect on the Company's financial statements for the nine months ended September 30, 1995.

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

     Total assets of $208,357 increased by $9,126 or 4.6% from $199,231 at year-end 1994. An increase in investment securities of $1,876 represents an increase of 2.7% at quarter end. As required by Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities", our portfolio is classified into "Held to maturity" (reported at cost) and "Available for sale" (reported at fair value). Favorable market conditions during 1995 as compared to 1994 have resulted in a change in market value of securities available for sale from an unrealized loss of $1,480 at year end 1994 to an unrealized loss of $41 at quarter end representing an increase in market value of $1,439. Investment quality remains high. The Bank does not have a trading portfolio and does not anticipate doing so in the future.

     While loan demand has been relatively flat in 1995, the third quarter has shown some growth. Total loans of $110,833 less allowance for loan losses of $1,166 leaving a net balance of $109,667 represents an increase of $984 when compared to total loans of $109,909 less allowance for loan losses of $1,226 for a net balance of $108,683 at year end 1994. Our recent expansion into the Broome County area has also increased our potential for loan growth in the future. Relocation of our loan department into newly renovated and expanded quarters will also enhance our loan services delivery system as well as streamline our operations. While our year to date net chargeoffs were $284 compared to $144 for year to date 1994, this increase was mainly due to one large loan. Our allowance for loan losses which currently stands at 1.05% of total loans is reviewed on a quarterly basis and is judged to be adequate to absorb the inherent loss in the portfolio at quarter end.

     Deposit growth resulted in an increase of 3.8% from $177,439 at year end 1994 to $184,115 at September 30, 1995. Part of this increase is due to a temporary fluctuation in municipal deposits. Real deposit growth for the year, on an average basis, is projected to be approximately 3.5%.

     Shareholder's equity grew from $20,424 at year end 1994 to $22,836 at September 30, 1995, an increase of 11.8% which includes retained earnings as well as the change in unrealized gains/losses on securities after taxes of $858 as required by Financial Accounting Standard 115 accounting treatment. Our risk based capital ratio of over 21% was again more than twice the minimum requirement for the well capitalized level (10%), as well as a leverage ratio of 11.19% indicate a strong capital position. Book value per share increased $3.59 to $33.98 at the end of the quarter. The Bank's average federal funds sales on a year to date basis of $7,682 coupled with an available for sale investment portfolio of $44,598 ensures that sufficient liquidity exists to fund the needs of both depositors and borrowers.

     Trust department assets (book value) on September 30, 1995 amounted to $55,881 as compared to year end 1994 book value of $49,872. Trust assets are not part of the consolidated balance sheet. Relocation of our Trust services area to the first floor of the adjacent building has resulted in increased convenience for our customers. The hiring of a second Trust officer has expanded our capacity for additional trust services.

     Year to date net income at quarter end of $1,990 increased $26 or 1.3% over the comparable period in 1994, resulting in a return on average assets
(ROA) of 1.31 at the end of the third quarter of 1995. Return on average equity of 12.20% compared to 12.93% for the same period in 1994. Net interest income declined by $115 from $7,190 year to date 1994 to $7,075 at quarter end 1995. Shrinkage in the net interest margin (NIM) from 5.42% in 1994 to the current NIM of 5.27% is due to our cost of funds at 3.69% in 1995 compared to 3.05% in 1994 coupled with a volume increase of 4.4%, while our yield on earning assets of 8.32% has increased from 8.06% in 1994 with a volume increase of 4.3%. Other key ratios, based on averages were loans to total deposits at 60.92 in 1995 versus 60.93 in 1994 and earning assets to total assets at 93.54 in 1995 compared to 93.34 in 1994.

     Non-interest income of $1,015 increased by $15 on a year to date basis, while non-interest expense of $5,066 decreased by $63 over the same period in 1994. Salary and benefit expense of $2,782 increased by $98 or 3.7% from $2,684 year to date 1994. Occupancy expenses of $402 increased $24 from $378 in 1994 for the same period due to additional depreciation expense related to our renovation of the adjacent building and the opening of our Whitney Point branch, as well as increases in real estate taxes and property insurance expense. A significant decrease in marketing expense of $42 from $132 in 1994 (related to our Whitney Point branch opening in April of that year as well as our 125th anniversary celebration) to a current $90 year to date 1995. As a result of the recapitalization of the Bank Insurance Fund (BIF), a significant reduction in FDIC insurance expense was realized in the third quarter with a year to date expense of $222 in 1995 versus $335 in 1994, a reduction of $111 or 33% over the same period. Increases in our tax free income position allowed us to reduce our income tax expense by $64 from $873 in 1994 to $809
in 1995.   As a result, net income for the period was $1,990, an increase of
$26 over $1,964 recorded in the same period in 1994. While earnings continue at their budgeted level, forecasted earnings for 1995 should be approximately the same as 1994 due to the increased pressure on the net interest margin.


PART II.  OTHER INFORMATION

ITEMS 1-6.     Not Applicable
















                                      SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CORTLAND FIRST FINANCIAL
                                             CORPORATION


               DATE    November 3, 1995         /s/ David R Alvord
                                                    David R. Alvord
                                                     President

               DATE    November 3, 1995         /s/ Bob Derksen
                                                    Bob Derksen
                                                     Treasurer