Form 10-K
period 1995-12-31
CORTLAND FIRST FINANCIAL CORP
filed 1996-03-28
CIK 796317

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995
Commission file number 0-15366

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

               Yes X                    No

The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 23, 1996 was $32,430,173.

The number of shares outstanding of the Registrant's common stock on December 31, 1995: Common Stock, $5.00 Par Value --- 672,000 shares.


                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders' meeting to be held March 25, 1996, are incorporated by reference in
Part III.





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

Service Area and Competition
The company conducts its banking operation primarily in Cortland County and the surrounding areas. First National Bank of Cortland currently employs 126 people in its six banking offices located in Cortland, Cortlandville, Marathon, McGraw, Cincinnatus, and Tully. A seventh banking facility was added in early 1994 in Whitney Point, which expanded our service area into neighboring Broome County and added greater convenience to those customers in the southern portion of our current market.

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

Services Offered
In addition to providing the traditional loan and deposit services to its customers, the Bank also provides several specialized customer services including 24-hour automated teller machines in four locations: Main Office, 65 Main Street, Cortland; Groton
Avenue Office, 1125 Groton Avenue, Cortlandville; Tully Office, Route 80 at I-81, Tully; and our Whitney Point Office on Route 11 in Whitney Point; as well as a 24-hour cash dispensing machine in our Marathon Office located at 14 East Main Street, Marathon. A full range of trust services including financial planning, estate planning, and custodial services are handled by the Bank. Other banking services include annuities, safe deposit boxes, travelers checks, money orders, wire transfers, collections, and foreign





exchange. Traditional deposit products include checking accounts, Negotiable order of withdrawal (NOW) and savings accounts, time deposits, and individual retirement accounts. Lending services include residential, farm, business loans, Small Business Administration loans, installment loans, credit card loans, home equity loans, biweekly mortgages, auto, and student loans.

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


The Changing Face of Banking
As people young and old find their lives filled with more and more to do and seemingly less time to do it, convenience is the watchword of the nineties.

The changing world of financial services is really just a reflection of these changes in society. In the age of information, consumers and businesses can't seem to get enough news and information, especially when it improves their quality of life. Through traditional media like newspapers, radio and TV, over the cellular phone air waves, via satellites, computer modems, and the new electronic frontier called cyberspace, people want (and will always find) more ways to get more data, more facts, more figures, more information. And now, more than ever, people need more information on managing their money. They want more access to their money. And they want more control over their finances, be it the family budget or the corporate balance sheet.

Banks can and must be a part of the answer. And the independent, community bank is well positioned to provide solutions with a personal touch. Only the community bank can truly say that the financial decisions affecting its customers are made locally by people who live and work in the community. What's more, community bankers know the customers they serve. They understand the realities of meeting a household budget or making payroll in a small business. There's an empathy, a camaraderie, that leads to friends helping friends, neighbors working side-by-side with neighbors. There's a sense of community.

With this foundation of trust, of banker/customer relationships forged often over the course of many years, the independent, community bank will continue to be a dynamic force in the changing landscape of financial services. You've started to see some changes at First National Bank of Cortland. There's more to come. And the pace quickens.





Coming Attractions at FNBC
First National introduced its Anytime Banker ATM card in 1988.
Today, through our MAC network affiliation, our customers can use
ATM s across town and around the world to make deposits, withdrawals, and inquiries about their accounts, 24 hours a day, 365 days a year.

Soon, those same customers (and new ones to be sure) will be attracted to the convenience of buying groceries, gasoline, and dinner at their favorite restaurant, all with the FNBC debit card. Sometimes called a check card, this card looks just like a credit card but enables customers to pay for products and services by debiting their checking or savings account. It's convenient, time saving, appropriate technology that makes our customers' banking a lot more hassle-free and can help make their lives a little less hectic.

The Next Generation of Convenience
Banking by phone and personal computer (PC), including the ability to pay bills over the phone and computer lines, offers the next generation of convenience for FNBC customers. Electronic banking has been around for several years now, but the surge of popularity of touch tone phones and home PC's make it more attractive to banks and more appealing to their customers. Here's an example.

Let's say it was a Friday evening. After-work errands ate up more time than you had hoped and you never made it to the bank. Not to worry, you can do most of your routine banking and bill paying at home with your FNBC screen phone or your home computer. These on-line services take a little getting used to, but First National personal bankers will be available to help bring you up to speed. (In-branch demonstrations and "help-desk" telephone support will get you started in no time.)

The benefits of E-banking are many. You'll enjoy the convenience of banking at home, whenever you want to, day or night. You have complete access to your banking information. Find out what checks are outstanding, check your balance, pay bills, delay payment on certain checks, transfer money from savings to checking or vice versa. And rest assured that all transactions are confidential and safe, secured by your Personal Identification Number (PIN).

Not Just Banking...Your Financial Services Center
It all points to a future full of opportunities for First National Bank of Cortland. With opportunity of course comes accountability...to our board of directors and shareholders, and a responsibility...to our customers. The bank is responsible for providing its customers with quality service, because in the eyes of the customer that is the only differentiator among financial service providers. While the products and services we all sell are essentially the same, service and convenience will continue to set us apart.





In keeping with the theme, Your Financial Services Center, our newly expanded Trust & Investment Services division helps us deliver the promise of comprehensive, quality financial services. Here, our experienced professionals take the time to listen to our customers, to understand their needs, and to help them identify and meet their financial goals.

Likewise, our Business Banking Center has refocused its efforts to give area businesses the kind of full-service business banking they deserve right here at home. Thanks in large part to the efforts of our top-notch commercial lending team, First National was named one of the most small business friendly institutions in America, as reported in the April 1995 issue of "Entrepreneur" magazine. This distinction means that small business owners in our community can count on First National to work with them when it comes to lending and providing support for continued development and growth.

We are a retail bank and more, serving a whole cross-section of the community...families, businesses, and municipalities. In the final analysis, the bank's success will always come down to service...how well we meet the needs of our customers. Whether it's a friendly teller or well-trained customer service representative, a midnight ATM stop or a 7:00 p.m. screen phone transaction, quality service is still the name of the game. And your bank intends to be a player.

MESSAGE TO SHAREHOLDERS

Against a backdrop of increasing competition and declining interest margins, your company fared very well in 1995. I am pleased to report that, while income growth was modest, yet another record was achieved. Net income of $2,732,868 exceeded our goal for 1995.
The resulting return on average assets of 1.34% is a strong performance indicator when compared to third-quarter annualized return on assets of 1.19% for all FDIC insured commercial banks. Expressed as earnings per share, net income in 1995 was $4.07 compared to $4.00 in 1994.

Total assets increased modestly from $198,759,128 in 1994 to $203,859,547 at the end of 1995, a 2.6% increase, while the capital account increased from $20,423,557 in 1994 to $23,653,651 in 1995.
By all calculations, our capital ratios are more than double the minimum regulatory standards for well-capitalized banks, assuring strength and stability for our shareholders and depositors.

In 1995, the book value of a share of stock increased by 15.8% from $30.39 to $35.20, and total dividends paid to shareholders reached an all-time high of $873,600, representing a 4% increase over the prior year. The market place saw the bid price of a share of stock decline slightly in 1995; however, a review of the most recent five-year period shows a five-year cumulative return of 142% or an average of 28.4% annually for the period 1991 thru 1995, a very favorable return to shareholders.





I am very pleased to announce that the Board of Directors approved a Dividend Reinvestment Plan, which will be available to most shareholders early in 1996. Hopefully, you will have received the prospectus by the time this report arrives. Information and enrollment forms are available from our transfer agent.

We completed the relocation of our Loan Department into the newly renovated Cullen building adjoining the main office in 1995, enhancing the efficiency of our lending function. At the same time, the Trust Department was relocated to the street level floor of the former Cullen building. This provides new prominence for our Trust Department, especially as we expand our financial services and products. We were pleased to welcome Christine Blythe as Vice President and Trust Officer in connection with the departmental expansion. Chris has had many years of Trust and Investment experience with both money center and regional banking organizations. Please take the opportunity to meet with one of our Trust Officers for any of your financial planning needs.

We also welcomed William McLaughlin as Loan Review Officer in 1995. This addition is designed to assure the continuing high quality of our loan portfolio in the future.

We were saddened by the death of long-time Director E.B. "Bud"
Bickford in 1995. Bud's expertise and counsel, especially in farm and rural economics, will be missed.

In December, we honored two long-time employees upon their retirement. Clarence Totman, Vice President and Manager of the Cincinnatus office, retired with forty-five years of service. Joan Root, Assistant Vice President in the Operations area, retired with forty-two years of service. Such loyalty is becoming ever more a rarity. We wish both a long and happy retirement.

The banking industry in the 1990's is in the midst of profound changes as is much of corporate America. Certainly, we are seeing much more attention given to fiscal restraint, greater efficiency, and lower costs. Greater reliance on technology for delivery of services is one result of these demands, and we intend to utilize technology to augment personal service, not as a replacement.

According to a survey we commissioned in 1995, First National Bank of Cortland matches national and regional averages for commercial banks in terms of customer recognition as the primary financial institution. We intend to build on this and other strengths in 1996 and beyond as we focus on the issues necessary to carry us into the new millennium. In the fourth quarter of 1995, the Senior Officers and the Board of Directors commenced an in-depth strategic analysis of our bank. From this will spring the strategic initiative necessary to fulfill our commitment to you, our shareholders, now and in the future. I am proud to say that your bank is uniquely qualified to manage the looming transition thanks to our competent and dedicated employees, officers, and directors.





Sincerely,



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

No matters were submitted for security holder vote during the fourth quarter of 1995.





PART II

Item 5 -- Market for Registrant's Common Stock and Related
Shareholders Matters

Common Stock Data:
The common stock of Cortland First Financial Corporation is inactively traded in the over-the-counter market. Market makers for the stock are Ryan, Beck & Company (800-342-2325), Monroe Securities, Inc. (716-546-5560), and First Albany Corporation (800-336-3245). There were 545 shareholders of record as of December 31, 1995. Stock prices below are based on low "offer" prices and high "bid" prices for the quarter.

1995                  High        Low    Dividend Paid
1st Quarter         $ 54.25     $ 52.75  $ .25
2nd Quarter           53.75       52.25    .20
3rd Quarter           53.25       51.50    .20
4th Quarter           53.00       51.00    .65

1994                  High        Low    Dividend Paid
1st Quarter         $ 50.00     $ 42.25  $ .30
2nd Quarter           51.50       48.75    .15
3rd Quarter           54.00       49.75    .15
4th Quarter           54.25       52.75    .65


Registrar and Transfer Agent
American Stock Transfer & Trust Company
40 Wall Street - 46th Floor
New York, NY  10005

Automatic Dividend Reinvestment Plan
This plan is administered by ASTC, as your agent. It offers a convenient way for shareholders to increase their investment in CFFC. The plan enables certain shareholders to reinvest all or part of their common stock dividends in additional shares of CFFC common stock without paying brokerage commissions or service charges. Shareholders who are interested in this program may receive a Plan Prospectus and enrollment card by writing or calling ASTC Dividend Reinvestment at 1-800-278-4353.





Item 6 -- Selected Financial Data
Five Year Comparative Summary (In thousands of dollars)

Assets and Deposits           1995      1994     1993     1992      1991
Loans                         $111,028  $108,683 $104,619 $101,669  $102,902
Securities                      75,262    70,380   67,587   65,523    53,889
Deposits                       178,446   176,967  167,302  167,261   156,825
Total Assets                   203,860   198,759  188,683  186,090   173,727
Trust Dept Assets               56,359    49,872   50,130   47,128    49,474
(not included in Total Assets)
Shareholders' Equity            23,654    20,424   20,063   17,526    16,007
(Capital, Surplus & Undivided Profits)

Operating Income & Expenses
Total Interest Income           15,224    14,314   14,292   14,706    15,383
Total Interest Exp               5,848     4,725    5,013    6,058     7,822
Net Interest Income              9,376     9,589    9,279    8,648     7,561
Provision for Possible
Loan Losses                        300       300      300      305       240
Net Interest Income
after Provision for
Possible Loan Losses             9,076     9,289    8,979    8,343     7,321
Other Operating Inc              1,446     1,370    1,303    1,241     1,205
Total Operating Inc             10,522    10,659   10,282    9,584     8,526

Salaries & Benefits              3,695     3,596    3,343    3,163     3,161
Occupancy & Equipment
Expense                          1,070     1,099    1,005      891       799
Other Operating Exp              1,935     2,096    2,042    1,884     1,623
Total Operating Exp              6,700     6,791    6,390    5,938     5,583

Income Before Taxes              3,822     3,868    3,892    3,646     2,943
Provision for Taxes              1,089     1,178    1,163    1,118       829
Income Before
Acct. Change                     2,733     2,690    2,729    2,528     2,114
Cumulative Effect of
  Adopting Accrual Basis
  Accounting for Postretirement
    Benefits                     ----      ----     ----       320     ----
Net Income                    $  2,733     2,690 $  2,729 $  2,208  $  2,114

Per-Share Statistics
  (adjusted for stock split)
Net Income                    $   4.07  $   4.00 $   4.06 $   3.29   $  3.15
Year End Book Value              35.20     30.39    29.86    26.08     23.82
Cash Dividends Paid               1.30      1.25     1.20     1.025      .925




Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Cortland First Financial Corporation is a one-bank holding company that was formed in 1986. Its only subsidiary and operating entity is First National Bank of Cortland. Chartered in 1869, First National Bank of Cortland is an independent commercial bank delivering financial services from five offices in Cortland County (Cortland, Cortlandville, Marathon, McGraw, and Cincinnatus), one office in southern Onondaga County (Tully), and our newest office in northern Broome County (Whitney Point), which was opened in April 1994. The primary regulator of Cortland First Financial Corporation is the Federal Reserve Bank of New York in New York City, while its subsidiary, First National Bank of Cortland, is regulated by the Office of the Comptroller of the Currency in Washington, D.C.

                         Consolidated Balance Sheets:

Total resources of $203,859,547 on December 31, 1995 compared to $198,759,128 at year-end 1994, an increase of $5,100,419 or 2.6%. Daily average outstandings for 1995 amounted to $203,701,598 compared to $195,819,527 for 1994, an increase of $7,882,071 or 4.0%.

Loans:
Total net loans at year-end reflected an increase in outstanding balances of $2,345,377 or 2.2%, rising to $111,028,366 from $108,682,989 in 1994.

The principal components of the loan portfolio include loans secured by real estate, commercial and agricultural, and consumer installment loans. At year-end 1995, loans secured by real estate amounted to $63,415,248, compared to $63,127,003 in 1994, representing 56.5% and 57.4% respectively of total loans. The majority of these outstandings are short to medium term, fixed rate, biweekly mortgages and variable rate home equity loans. Consumer installment loans at year-end were $24,645,926 compared to $23,305,713 at year-end 1994. The increase of $1,340,213 or 5.8% was due to the relatively favorable market during the first six to nine months of the year to the bank's marketing efforts. Commercial and agricultural loans increased by 1.1% or $230,377 from $21,805,908 to $22,036,285 in 1995. This modest increase reflects the continuing softness in these markets in and around the greater Cortland community.

The Allowance for Loan and Lease Losses (ALLL) stood at $1,175,959 at year-end, representing 1.06% of net loans outstanding compared to $1,225,737, representing 1.13% at the end of 1994. The principal factor affecting the reserve in 1995 was the write-off of one large commercial credit resulting in an increase of $196,000 in net charge-offs for the year. Provision for loan losses was provided from earnings at the level of $300,000 in both 1995 and 1994.

The adequacy of the ALLL is evaluated quarterly and is judged to be more than adequate to cover any and all potential losses. Past due loans remain low at 1.0% and the level of non-performing loans was $284,000 at the end of





December 1995 compared to $299,000 at year-end 1994.

At the end of the year, non-performing loans as a percent of loans outstanding were .23% as compared to .26% in 1994. The reserve to non-performing loans was 463% in 1995 and 432% in 1994.

Based upon the foregoing and comparison with industry peer group averages, the loan portfolio continues to be of high quality.

Securities:
Investment securities at year-end 1995 amounted to $75,262,216 compared to $70,380,051 in 1994, an increase of $4,882,165 or 6.9%. The increase in the securities portfolio results partially from the current softness in the commercial loan portfolio.

It is management's policy to purchase investment grade securities which have relatively short expected maturities. A very large percentage are direct obligations of the United States government and agencies of the United States government. In the footnote regarding Investment Securities, the maturity schedule is displayed; however, expected maturities may differ from stated maturities because certain securities may have certain call or prepayment options.

At the end of the year after a careful evaluation of the potential impact of interest rate movements 32.6% of the portfolio was reclassified as available for sale, resulting in a total available for sale portfolio of 95.6% in order to provide maximum flexibility to manage interest rate risk and liquidity needs in the future. This reclassification was accomplished as a result of a one-time opportunity by FASB to effect such a change.

Deposits:
On a daily average basis, total deposits during 1995 amounted to $179,981,491 compared to $174,191,872 in 1994, an increase of $5,789,619 or 3.3%. On
December 31, 1995, actual outstandings were $178,445,552 compared to $176,967,403 for the same date last year. An increasingly competitive environment resulted in a shift from the NOW and Savings accounts to Money Market deposits and Certificates of Deposit at an additional cost of $676,000.

Shareholders' Equity:
Shareholders' equity increased from $20,423,557 at December 31, 1994 to $23,653,651 in 1995, an increase of $3,230,094 or 15.8%. The increase resulted from retained earnings and an increase in unrealized gains on investment securities.

The level of FDIC risk-based premiums as well as regulatory involvement and funding availability through brokered deposits are all influenced by the bank's capital ratios. The bank's risk-based capital far exceeds the minimum requirements for the highest capital level for well capitalized banks.

Liquidity:
Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet





their credit needs. Securities available-for-sale amounted to $71,956,527 as of December 31, 1995 compared to $47,082,664 as of December 31, 1994. This, coupled with being a substantial net seller of Federal Funds in the amount of $7,829,589 on a daily average basis in 1995, indicates a very high degree of liquidity. All of the additional liquidity was created by our investment securities reclassification just prior to year-end 1995.

Trust Department:
At year-end 1995, the book value of the assets held in this department amounted to $56,358,748 compared to $49,872,335 in 1994. Trust Department assets are not part of the consolidated balance sheets. Staffed by well-trained, competent people, this department offers the full spectrum of fiduciary services on a highly personalized basis. Every shareholder should give serious consideration to what this department could do for them.

Interest Rate Risk:
The Asset/Liability Committee monitors interest risk exposure on a regular basis based on proposals in FDICIA Section 305. Interest rate risk is the risk that changes in market interest rates will have an adverse effect on the bank's earnings and its underlying economic value. Changes in interest rates affect a bank's earnings by changing its net interest income. The most recent IRR model indicates that net income would increase by $65,000 if interest rates increase by 200 basis points, and decrease by $64,000 if interest rates decrease by 200 basis points (earning power for one year), indicating that the Bank has a very acceptable rate risk exposure. The net economic value showed a decrease of only 10.72% when rates go up 200 basis points, and an increase of 11.84% when rates go down 200 basis points, also acceptable under the bank's policies.

                       Consolidated Statement of Income:

Cortland First Financial Corporation reported an all-time high in net income of $2,732,868 in 1995 compared to $2,689,861 in 1994 and $2,729,403 in 1993.
Return on average assets (ROA) of 1.34% at year-end 1995 compared to 1.37% in 1994 and 1.43% in 1993. Our return on average shareholders' equity (ROE) of 12.38% in 1995 compared to 13.25% in 1994 and 14.70% in 1993.

Total interest income of $15,223,495 in 1995 compared to $14,314,365 in 1994 and $14,291,797 in 1993. 1995/94 variance of $909,130 is due to rate increases of $271,000 or 1.9% and increased volume of $639,000. Total interest expense of $5,847,933 in 1995 compared to $4,725,206 in 1994 and $5,012,638 in 1993. 1995/94 variance of $1,122,727 is due to rate increases of $676,000 or 14.3% and increased volume of $446,000. As you can see, and as we mentioned in 1994, we did experience increased pressure in the cost of interest bearing liabilities which increased 14.3% in 1995 while our yield on earning assets only increased by 1.9%. The result was a decrease in net interest margin in 1995 of 28 basis points from 5.51% in 1994 to 5.23% in 1995.

Total other income (non-interest) of $1,446,110 in 1995 compared to $1,369,271 in 1994 and $1,302,949 in 1993. The largest increase in 1995 of
$42,437 or 13.0% was in Trust Department income, followed by $25,495 or 4.3% in service charges, and $8,901 or 2.0% in other operating income.





Total other expenses (non-interest) of $6,700,204 in 1995 compared to $6,790,719 in 1994 and $6,389,905 in 1993. The major reason our 1995 expenses were less than 1994 is a reduction in FDIC insurance of $181,705 in 1995, and we expect it to further reduce in 1996 by an additional $200,000.

Other increases/decreases in 1995 were: Salaries, wages, and employee benefits increased $99,116 or 2.8%; supplies, advertising, and communications expenses declined $2,582 or 0.5%; and an increase in occupancy expense of bank premises of $17,277 or 3.4% was mainly due to the opening of our Whitney Point branch in April 1994 and renovation of the Cullen Building. Computer and equipment expenses decreased $46,467 or 7.8% due to fully depreciated computer-related equipment. Legal, audit, and outside services increased $62,792 or 7.8% due to an increase in loan collection expenses.

Provision for income taxes of $1,088,600 in 1995 compared to $1,177,850 in 1994 and $1,162,800 in 1993. The reduction in 1995 of $89,250 or 7.6% is primarily due to a rehabilitation tax credit for the Cullen Building and higher levels of tax exempt income.





Item 8 -- Financial Statements and Supplementary Data
The consolidated financial statements, footnotes, and supplementary data follow:

CONSOLIDATED BALANCE SHEETS            Dec. 31, 1995 Dec. 31, 1994
ASSETS
Cash and due from banks                $  7,854,521 $  8,345,594
Federal funds sold                        2,500,000    3,900,000
Total cash and cash equivalents          10,354,521   12,245,594

Held to maturity securities               3,305,689   23,297,387
Available for sale securities            71,956,527   47,082,664
Total securities                         75,262,216   70,380,051
 (fair value - $75,267,155 for 1995 and $70,181,689 for 1994)

Commercial and agricultural loans        22,036,285   21,805,908
Real estate loans                        63,415,248   63,127,003
Installment loans                        24,645,926   23,305,713
Other loans                               5,769,590    5,014,330
Total loans                             115,867,049  113,252,954

Less: Unearned income                     3,662,724    3,344,228
Less: Allowance for possible
  loan losses                             1,175,959    1,225,737
Net Loans                               111,028,366  108,682,989

Bank premises, furniture
  and equipment                           3,303,196    3,203,018
Accrued interest receivable               1,701,108    1,711,236
Other real estate owned                     135,397       ----
Other assets                              2,074,743    2,536,240
Total Assets                           $203,859,547  198,759,128

LIABILITIES AND SHAREHOLDERS' EQUITY

Non-interest bearing deposits          $ 23,018,352   23,851,213
Interest bearing deposits               155,427,200  153,116,190
Total Deposits                          178,445,552  176,967,403

Accrued interest, taxes and
  other liabilities                         993,932      661,870
Accrued postretirement benefits             766,412      706,298
Total Liabilities                       180,205,896  178,335,571
Shareholders' equity: Common stock - par value $5.00 a share;
  3,000,000 shares authorized;
  672,000 shares issued and outstanding   3,360,000    3,360,000
Surplus                                   3,360,000    3,360,000
Undivided profits                        16,438,145   14,578,877
Unrealized net gain/(loss) on
  investment securities                     495,506     (875,320)
Total Shareholders' Equity               23,653,651   20,423,557
Total Liabilities and
  Shareholders' Equity                 $203,859,547 $198,759,128

The accompanying notes are an integral part of the consolidated financial statements.




CONSOLIDATED STATEMENTS OF INCOME:
INTEREST INCOME                    Dec. 31, 1995 Dec. 31, 1994  Dec. 31, 1993
Interest and fees on loans         $10,456,163   $ 9,965,487    $ 9,758,772
Interest on investment securities:
  U.S. Treasury                      1,731,430     1,873,295      1,905,601
  U.S. Government Agencies           1,457,322     1,194,953      1,543,138
  State and political
    subdivisions                     1,108,042       934,710        885,212
  Other                                 14,361         9,236          7,923
Interest on federal
  funds sold                           456,177       336,684        191,151
Total Interest Income               15,223,495    14,314,365     14,291,797

INTEREST EXPENSE
Interest on deposits                 5,847,933     4,724,891      5,011,735
Interest on short-term
  borrowings                            -----            315            903
Total Interest Expense               5,847,933     4,725,206      5,012,638
Net Interest Income                  9,375,562     9,589,159      9,279,159
Provision for possible
  loan losses                          300,000       300,000        300,000
Net Interest Income After
  Provision For Loan Losses          9,075,562     9,289,159      8,979,159

OTHER INCOME
Trust department services              368,716       326,279        341,064
Deposit accounts service
  charges                              612,448       586,947        552,502
Investment securities
  gains/(losses)                        -----         -----          25,811
Other operating income                 464,946       456,045        383,572
Total Other Income                   1,446,110     1,369,271      1,302,949
Total Operating Inc                 10,521,672    10,658,430     10,282,108

OTHER EXPENSES
Salaries, wages and
  employee benefits                  3,694,682     3,595,566      3,342,654
Supplies, advertising and
communications expense                 567,019       569,601        559,293
Occupancy exp of premises              522,673       505,396        451,116
Computer and equipment
  expense                              547,230       593,697        553,747
Legal, audit and other
outside services                       867,075       804,283        795,425
Other operating expense                501,525       722,176        687,670
Total Other Expenses                 6,700,204     6,790,719      6,389,905
Income Before Income Taxes           3,821,468     3,867,711      3,892,203
Provision for income taxes           1,088,600     1,177,850      1,162,800
Net Income                         $ 2,732,868   $ 2,689,861    $ 2,729,403

Net income per common share              $4.07         $4.00          $4.06

The accompanying notes are an integral part of the consolidated financial statements.





CONSOLIDATED STATEMENT OF CASH FLOWS:
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES
   Year ended: Dec. 31,              1995           1994          1993
Net income                           $ 2,732,868    $ 2,689,861   $ 2,729,403
Adjustments to reconcile net
income to net cash provided by
operating activities:
  Provision for loan losses              300,000        300,000       300,000
  Provision for depreciation             383,486        423,797       383,241
  Provision for deferred
    income taxes                          15,198       (135,768)       34,509
  Amortization of investment
    security premiums
    (discounts), net                     391,207        511,526       520,030
  Realized investment security
    (gains) losses                         ----           ----        (25,810)
  Loss (gain) on disposal of
    bank equipment                         ----           ----         (7,414)
  (Increase) decrease in
    interest receivable                   10,128       (237,481)      142,632
  (Increase) decrease in
    other assets                        (293,608)      (365,249)     (158,611)
  Increase (decrease) in
    interest payable                      37,301         10,876       (19,360)
  Increase (decrease) in other
    liabilities                           19,205        252,782      (378,107)
Net Cash Provided by
  Operating Activities               $ 3,595,785    $ 3,450,344   $ 3,520,513


INVESTING ACTIVITIES
Proceeds from maturities of
  investment securities,
  available for sale                 $ 13,159,859   $ 11,794,119  $ 20,576,971
Proceeds from maturities of
  investment securities,
  held to maturity                      7,250,998      5,074,752         ----
Proceeds from sales of
  investment securities                     ----           ----      1,767,655
Purchase of investment securities,
  available for sale                  (20,254,059)   (10,904,485) (23,871,915)
Purchase of investment securities,
  held to maturity                     (3,119,163)   (11,779,528)       ----
Net (increase) decrease in
  credit card receivables and
  other short-term loans                   28,380         96,822       113,916
Longer-term loans sold                    972,410        791,272       686,291
Net longer-term loans                  (3,646,168)    (5,251,934)  (8,013,755)
  originated
Purchases of premises and
  equipment, net                         (483,664)      (426,221)    (249,521)
Proceeds from disposition of
  other real estate                         ----           ----         85,882
Net Cash Used by Investing
  Activities                           (6,091,407)   (10,605,203)  (8,904,476)

The accompanying notes are an integral part of the consolidated financial statements.




FINANCING ACTIVITIES
   Year ended: Dec. 31,              1995           1994          1993
Net increase (decrease) in
  demand deposits, NOW accounts
  and savings accounts                (8,042,267)     4,789,101     1,917,968
Net increase (decrease) in
  certificates of deposit              9,520,416      4,876,118    (1,876,743)
Net increase (decrease) in
  short-term borrowings                   ----         (211,743)      (39,282)
Cash dividends                          (873,600)      (840,000)     (806,400)
Net Cash Provided (Used)
  by Financing Activities                604,549      8,613,476      (804,457)
Increase (Decrease) in Cash
  and Cash Equivalents                (1,891,073)     1,458,617    (6,188,420)
Cash and cash equivalents at
  beginning of year                   12,245,594     10,786,977    16,975,397
Cash and Cash Equivalents
  at End of Year                      10,354,521     12,245,594    10,786,977
Supplemental Disclosures of
  Cash Flow Information:
Cash paid during the year for:
  Interest on deposits and
    short-term borrowings              5,810,632      4,714,328     5,031,998
  Income taxes                         1,260,503      1,245,567     1,204,010
Non-cash investing activity:
  Unrealized gain/(losses) on
  investment securities                2,311,005     (2,511,003)    1,031,173

The accompanying notes are an integral part of the consolidated financial statements.





CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY:


For the years ended         Common                   Undivided    Investment
Dec. 31, 1995, 1994, 1993   Stock        Surplus      Profits     Gains/Losses      Total

Balance at January 1, 1993  $1,680,000   $1,680,000   $14,166,013              $17,526,013
Two-for-one stock split      1,680,000    1,680,000    (3,360,000)
Net income for the year                                 2,729,403                2,729,403
Unrealized net gain on
  investment securities                                           $  613,547       613,547
Cash dividends, $1.20 per share                          (806,400)                (806,400)
Balance at December 31, 1993$3,360,000   $3,360,000   $12,729,016 $  613,547   $20,062,563
Net income for the year                                 2,689,861                2,689,861
Change in unrealized net
  gain/(loss) on investment
  securities                                                      (1,488,867)   (1,488,867)
Cash dividends, $1.25 per share                          (840,000)                (840,000)
Balance at December 31, 1994$3,360,000   $3,360,000   $14,578,877 $ (875,320)  $20,423,557
Net income for the year                                 2,732,868                2,732,868
Change in unrealized net
  gain/(loss) on investment
  securities                                                        1,370,826     1,370,826
Cash dividends, $1.30 per share                          (873,600)                 (873,600)
Balance at December 31, 1995$3,360,000   $3,360,000   $16,438,145  $  495,506   $23,653,651

The accompanying notes are an integral part of the consolidated financial statements.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended Dec. 31, 1995, 1994, 1993

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Cortland First Financial Corporation (the Company) is a one-bank holding company whose only subsidiary and operating entity, First National Bank of Cortland (the Bank), delivers commercial banking services from seven branches in Cortland, Onondaga, and Broome counties.

Basis of Presentation: The accompanying financial statements include the accounts of Cortland First Financial Corporation (the
Company) and its wholly owned subsidiary, First National Bank of Cortland (the Bank). Intercompany transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The following sets forth the plan's funded status reconciled with the amounts reported in the company's statement of financial position at December 31, for the combined medical and life insurance plans:

Accumulated postretirement benefit obligation (APBO):
                                         1995         1994
Retirees                                 $326,446     $343,379
Fully eligible active plan
  participants                             70,879      120,169
Other active plan participants            398,158      391,885
Total APBO                                795,483      855,433
Plan assets at fair value                   ----         ----
Unrecognized net loss                     (29,071)    (149,135)
Accrued postretirement benefit
  obligation                             $766,412     $706,298

Net periodic postretirement benefit cost included the following components:

                                            1995         1994         1993
Service cost                             $ 31,778     $ 30,568    $ 28,981
Interest cost                              53,314       62,234      69,834
Net periodic postretirement
  benefit cost                           $ 85,092       92,802    $ 98,815




An 11% annual rate of increase in the per capita costs of covered health care benefits was assumed for 1995, gradually decreasing to 5.1% by the year 2045. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995, by $131,146 and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1995 by $16,328. A discount rate of 7.25% was used to determine the accumulated postretirement benefit obligation.

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

Deposits: The fair values disclosed for non-interest bearing accounts and accounts with no stated maturity are, by definition, equal to the amount payable on demand at the reporting date. The fair value of time deposits was estimated by discounting expected monthly maturities at interest rates approximating those currently being offered on time deposits of similar terms. The fair value of accrued interest approximates carrying value.

Short-term borrowings: These funds reprice daily and, therefore, current book value was used as an estimate of fair value.





Off-balance sheet instruments: Off-balance sheet financial instruments consist of standby letters of credit, with fair value based on fees currently charged to enter into agreements with similar terms and credit quality.

The net approximate carrying amounts and fair values of financial instruments are as follows:
                                  (In Thousands)
                       Dec. 31, 1995   Dec. 31, 1995  Dec. 31, 1994    Dec. 31, 1994
Financial Assets:      Carrying Amount Fair Value     Carrying Amount  Fair Value
Cash and cash equivalent$10,355        $ 10,355       $ 12,246         $ 12,246
Investment securities    75,262          75,267         70,380           70,182
Loans                   112,204           ----         109,909            ----
Allowances for loan
losses                   (1,176)          ----          (1,226)           ----
Net Loans               111,028         112,302        108,683          106,586
Total financial assets $196,645        $197,924       $191,309         $189,013

Financial Liabilities:
Deposits               $178,446        $178,910       $176,967         $175,856
Total financial
  liabilities          $178,446        $178,910       $176,967         $175,856

The fair value of off-balance sheet financial instruments, principally standby letters of credit, is not significant.

Trust Assets: Property (other than cash deposits) held by the Bank in fiduciary or agency capacities for its customers is not included in the accompanying balance sheets, since such items are not assets of the Bank.

Investment Securities: Effective December 31, 1993 the Bank adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As required by this pronouncement, the Bank classifies its investments in debt securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those for which the Bank has the positive intent and ability to hold to maturity, and are reported at cost, adjusted for amortization of premiums and accretion of discounts.
Debt securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value, with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of the applicable income tax effect. None of the Bank's investment securities are classified as trading securities.

Purchases and sales of investment securities are recorded as of settlement date; gains and losses are based on identification of specific securities.

Fees on Loans: Loan origination fees and certain direct loan origination costs are deferred and the net amount is amortized as a yield adjustment. The Bank is generally amortizing these amounts over the contractual life of the related loans. However, for fixed-rate mortgage loans that are generally made for a 20-year term, the Bank has anticipated prepayments and used an estimated life of 7.5 years.





Allowance for Possible Loan Losses: The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to operating expenses and reduced by net charge-offs. The level of the allowance is based on management's evaluation of potential losses in the loan portfolio, as well as prevailing economic conditions. Substantially all of the Bank's borrowers are concentrated within Cortland and adjacent counties.

Effective January 1, 1995, the Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Under this standard, a loan is considered impaired, based on current information and events, if it is probable that the Bank will not be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of SFAS 114 had no effect on the allowance for possible loan losses, determined at January 1, 1995.

Bank Premises, Furniture and Equipment: Bank premises, furniture and equipment are stated at cost less accumulated depreciation. Annual provisions for depreciation are computed by the straight-line or declining balance methods over the estimated useful lives of the assets. Repairs and maintenance are charged to expenses as incurred, whereas capital additions and betterments are capitalized.

Other Real Estate: Other real estate is carried at the lower of the recorded investment in the loan or fair value less estimated disposal costs.

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

Retirement Benefits: The Bank has a defined contribution pension plan, administered by its Trust Department, for all eligible employees. Contributions to the plan are determined based upon percentages of compensation for eligible employees and are funded as accrued. Pension expense for 1995, 1994, and 1993 was $128,129, $97,101, and $112,906, respectively.

The Bank also has a defined contribution 401(k) savings plan, administered by its Trust Department, for all eligible employees. Contributions to the plan are determined by the Board of Directors, at its discretion, and are funded as accrued. Up to certain limitations, employees may also contribute to this plan. Expense under this plan was $94,752 in 1995, $81,523 in 1994, and $72,155 in 1993.

The Bank maintains a supplemental retirement plan for its President and Chief Executive Officer. The Bank has segregated assets which are managed by its Trust Department to fund the estimated benefit liability upon retirement. Plan expense of $80,213, $58,005, and $21,443 was recognized for the years ended December 31, 1995, 1994, and 1993, respectively.

Stock Split: During August 1993, the Company effected a two-for-one stock split through the issuance of one additional share of $5 par value common stock for every share then outstanding.

Per-Share Amounts: Earnings per share are computed on the basis of weighted average shares outstanding, retroactively adjusted for the stock split (672,000 for 1995, 1994, and 1993). Cash dividends per share are based on declared rates.





INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities at December 31, 1995 and 1994 are as follows:

                                  Amortized    Gross Unreal- Gross Unreal-  Estimated
                                   Cost         ized Gains    ized Losses    Fair Value
Held-to-Maturity Portfolio - 1995
Obligations of states and
  political subdivisions         $ 3,305,689  $    5,752    $      813     $ 3,310,628
Totals                           $ 3,305,689  $    5,752    $      813     $ 3,310,628

Available-for-Sale Portfolio - 1995
U.S. Treasury securities and
  obligations of U.S. government
  corporation and agencies       $40,521,437  $  472,260    $   69,252     $40,924,445
Obligations of states and
  political subdivisions          19,701,984     462,965        56,818      20,108,131
Other debt securities                461,025       1,615         ----          462,640
Mortgage-backed securities        10,440,905     117,793        97,387      10,461,311
Totals                            71,125,351   1,054,633       223,457      71,956,527
Grand total                      $74,431,040  $1,060,385    $  224,270     $75,267,155

Held-to-Maturity Portfolio - 1994
U.S. Treasury securities and
  obligations of U.S. government
  corporation and agencies       $ 4,257,135  $   10,453    $   87,160     $ 4,180,428
Obligations of states and
  political subdivisions          16,111,747     104,696       232,914      15,983,529
Other debt securities                433,485       1,681         5,565         429,601
Mortgage-backed securities         2,495,020      20,350         9,903       2,505,467
Totals                            23,297,387     137,180       335,542      23,099,025

Available-for-Sale Portfolio - 1994
U.S. Treasury securities and
  obligations of U.S. government
  corporation and agencies        39,037,358      45,382     1,110,512      37,972,228
Obligations of states and
  political subdivisions           6,303,105       ----        339,891       5,963,214
Other debt securities                207,875       ----          ----          207,875
Mortgage-backed securities         3,014,155         455        75,263       2,939,347
Totals                            48,562,493      45,837     1,525,666      47,082,664
Grand total                      $71,859,880  $  183,017    $1,861,208     $70,181,689

During 1995, the Bank transferred investment securities with an amortized cost of $24,505,992 an unrealized net gains of $494,820 from held to maturity to available for sale. These transfers were made pursuant to the Financial Accounting Standards Board's "Guide to Implementation of Statement 115," and the Bank's prevailing financial management objectives.

At December 31, 1995, securities having a book value of $44,766,124 were pledged to collateralize public fund deposits as required by law.

The amortized cost and estimated market value of investment securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.




                      Held-to-Maturity Portfolio           Available-for-Sale Portfolio
                        Amort Cost  Est Fair Value        Amort Cost  Est Fair Value

Due in one year      $ 2,936,162     $ 2,936,162          $14,328,536     $14,358,788
Due after one year
  through five years     155,275         156,803           38,733,765      39,326,563
Due after five years
  through ten years      214,252         217,663           13,899,304      14,060,448
Due after ten years       ----            ----              4,163,746       4,210,728
Total                $ 3,305,689     $ 3,310,628          $71,125,351     $71,956,527

ALLOWANCE FOR POSSIBLE LOAN LOSSES
Changes in the loan loss allowance during the years ended December 31, 1995, 1994 and 1993 are summarized as follows:

                                          1995            1994            1993
Balance at January 1                   $1,225,737      $ 1,079,689     $ 1,025,485
Provision for the year                    300,000          300,000         300,000
Recoveries on loans                        63,140           91,113          60,734
Subtotal                                1,588,877        1,470,802       1,386,219
Less: Loans charged off                   412,918          245,065         306,530
Balance at December 31                 $1,175,959      $ 1,225,737     $ 1,079,689

As of December 31, 1995, the Bank had no impaired loans for which specific valuation allowances were recorded.

BANK PREMISES, FURNITURE AND EQUIPMENT
Bank premises, furniture and equipment are comprised of the following:

                                                  1995            1994            1993
Land                                              $   506,975     $   506,975     $   506,975
Bank premises                                       3,118,912       2,870,249       2,638,263
Furniture and equipment                             2,770,685       2,540,712       2,349,940
Subtotal                                            6,396,572       5,917,936       5,495,178
Less: Accumulated depreciation                      3,093,376       2,714,918       2,294,584
Total                                             $ 3,303,196     $ 3,203,018     $ 3,200,594




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

Financial instruments whose contract amounts represent credit risk:
                                                            Contract Amount
                                                  1995            1994
Commitments to extend credit                 $15,444,188      $13,913,176
Standby letters of credit                    $ 1,318,344      $ 1,513,562

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

Principal operating leases are for bank premises. At December 31, 1995, aggregate future minimum lease payments under non-cancelable operating leases with initial or remaining terms equal to or exceeding one year consist of the following: 1996 - $51,620; 1997 - $51,620; 1998 - $51,620; 1999 - $51,620;
and 2000 - $51,620 and $499,860 thereafter. Total rental expense amounted to $51,620 in 1995, $53,575 in 1994, and $41,799 in 1993.

The Bank is subject to legal limitation on the amount of dividends that can be paid to the Company. Dividends are limited to retained net profits, as defined. At December 31, 1995, approximately $5,600,000 was available for the declaration of dividends by the Bank.




INCOME TAXES
The income tax provision for 1995, 1994, and 1993 is summarized as follows:
                             1995            1994           1993
Currently payable            $1,073,402      $1,313,618     $1,260,627
Deferred (credit)                15,198        (135,768)       (97,827)
Total                        $1,088,600      $1,177,850     $1,162,800

The provision for income taxes includes the following:

                             1995            1994           1993
Federal income tax           $  798,900      $  877,000     $  881,500
New York State
franchise tax                   289,700         300,850        281,300
Total                        $1,088,600      $1,177,850     $1,162,800

The components of deferred income taxes at December 31, 1995 and 1994 are as follows:

                                                1995           1994
Assets:
  Allowance for possible loan losses            $  220,567     $  242,155
  Postretirement benefits                          309,439        286,934
  Deferred compensation                            121,391        106,756
  Other                                             30,445         40,189
  Investment Securities                               ----        601,181
Total Assets                                    $  681,842     $1,277,215
Liabilities:
Investment securities                           $  335,670           ----
  Accretion                                         42,258         17,199
Total Liabilities                               $  377,928         17,199

A reconciliation between the statutory federal income tax rate and the effective income tax rate for 1995, 1994, and 1993 is as follows:

                                             1995    1994    1993
Statutory federal income tax rate             34.0%   34.0%   34.0%
State franchise tax, net of
  federal tax benefit                          5.0     5.1     4.8
Tax exempt income                            (10.1)   (9.0)   (9.0)
Other, net                                     (.4)     .3      .1
Total                                         28.5%   30.4%   29.9%




RELATED PARTY TRANSACTIONS
Directors and executive officers of the Bank and their affiliated companies were customers of, and had other transactions with, the Bank in the ordinary course of business during 1995. It is the Bank's policy that all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. Loan transactions with related parties are summarized as follows:

Balance at December 31, 1994                 $4,400,130
New loans and advances                          510,969
Loan payments                                   582,330
Balance at December 31, 1995                 $4,328,769

LINES OF CREDIT
At December 31, 1995, the Bank had available lines of credit totaling $2,000,000 which were unused.

PARENT COMPANY FINANCIAL INFORMATION
Condensed financial statement information of Cortland First Financial Corporation is as follows:

Balance Sheet                                Dec. 31, 1995   Dec. 31, 1994
Assets
Investment in subsidiary bank                $23,652,208     $20,419,584
Cash and other assets                              1,443           3,973
Total Assets                                 $23,653,651     $20,423,557

Shareholders' Equity
Common Stock                                 $  3,360,000    $ 3,360,000
Surplus                                         3,360,000      3,360,000
Undivided profits                              16,438,145     14,578,877
Unrealized net gains/(losses)
  on investment securities                        495,506       (875,320)
Total Shareholders' Equity                   $ 23,653,651    $20,423,557

Statement of Income Year ended

                               Dec. 31, 1995   Dec. 31, 1994  Dec. 31, 1993
Dividend income from
  subsidiary bank              $  903,600      $  865,000     $  821,400
Operating expenses                (32,530)        (25,808)       (21,811)
                                  871,070         839,192        799,589
Equity in undistributed
income of subsidiary            1,861,798       1,850,669      1,929,814
Net Income                     $2,732,868      $2,689,861     $2,729,403




Statement of Cash Flows Year Ended

                               Dec. 31, 1995   Dec. 31, 1994  Dec. 31, 1993
Operating Activities
Net Income                        $2,732,868     $2,689,861      $2,729,403
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
Equity in undistributed
 net income of
 subsidiary                       (1,861,798)    (1,850,669)     (1,929,814)
Net Cash Provided by
Operating Activities                 871,070        839,192         799,589
Financing Activities
Cash dividends paid                 (873,600)      (840,000)       (806,400)
Net Cash Used by
Financing Activities                (873,600)      (840,000)       (806,400)
Increase (Decrease) in
  Cash and Cash
  Equivalents                         (2,530)          (808)         (6,811)
Cash and Cash Equivalents
  at beginning of year                 3,973          4,781          11,592
Cash and Cash Equivalents
  at End of Year                  $    1,443          3,973      $    4,781




REPORT OF INDEPENDENT AUDITORS
Board of Directors and Shareholders
Cortland First Financial Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Cortland First Financial Corporation and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cortland First Financial Corporation and Subsidiary at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As further discussed in the notes to financial statements, the Company adopted SFAS No. 109 (Accounting for Income Taxes) and SFAS No. 115 (Accounting for Investments in Certain Debt and Equity Securities) in 1993.

COOPERS & LYBRAND, LLP
Syracuse, New York
January 12, 1996





DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY:
The following table sets forth the amounts of the Corporation's daily average assets, liabilities, and shareholders' equity for the period indicated, the amounts of the interest earned and interest paid thereon, the average interest rate earned for each type of earning asset, and the average rate paid for each type of interest bearing liability. Interest earned on non-accruing loans is included in the interest earned on loans only when collected. The average balances of non-accruing loans are included in the average balances of loans. Taxable equivalent adjustments have been made based on applicable marginal Federal and State tax rates. Yields on investment securities are based on historical cost.

                                      1/95-12/95               1/94-12/94
                                    (In Thousands)           (In Thousands)
                               Average Interest  Yield/ Average Interest Yield/
                               Balance           Rate   Balance           Rate

Interest Earning Assets        $      0 $     0     0   $      0 $     0     0
  Deposits with Banks
  Investment Securities
    Taxable                    $ 51,740 $ 3,291  6.36%  $ 50,678 $ 3,152  6.22%
    Tax Exempt                   21,042   1,507  7.16%    17,328   1,270  7.35%
      Total Invest Securities  $ 72,782 $ 4,798  6.59%  $ 68,007 $ 4,422  6.51%

Federal Funds Sold             $  7,830 $   456  5.83%  $  8,288 $   337  4.06%
Loans
  Real Estate Mortgages        $ 61,912 $ 5,650  9.13%  $ 61,513 $ 5,597  9.10%
  Commercial & Agricultural      22,962   2,432 10.59%    23,827   2,218  9.31%
  Consumer                       22,021   2,165  9.83%    18,268   1,947 10.66%
  Municipal                       3,140     310  9.87%     3,100     302  9.77%
    Total Loans                $110,035 $10,557  9.59%  $106,708 $10,064  9.43%

    Total Int Earning Assets   $190,647 $15,811  8.29%  $183,003 $14,823  8.10%

Non Interest Earning Assets
  Non Earning Assets           $ 14,266                 $ 13,954
  Allowance for Loan Losses      (1,212)                (  1,137)
    Total Assets               $203,701                 $195,820

Interest Bearing Liabilities
  Savings Rate Deposits        $ 44,789 $ 1,346  3.00%  $ 54,034 $ 1,599  2.96%
  Market Rate Deposits          112,330   4,502  4.01%    96,574   3,126  3.24%
    Total Deposits             $157,119 $ 5,848  3.72%  $150,608 $ 4,725  3.14%

  Borrowed Funds                      0       0     0%        18       0  1.68%
    Total Int Bearing Liab.    $157,119 $ 5,848  3.72%  $150,626 $ 4,725  3.14%

Non Interest Bearing Liab.     $ 24,504                 $ 24,896
Shareholders' Equity             22,078                   20,298
                               $ 46,582                 $ 45,194
     Total Liabilities and
     Shareholders' Equity      $203,701                 $195,820
Net Interest Income                     $ 9,963                  $10,098
Net Yield on Interest
 Earning Assets                                  5.23%                    5.51%




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

                       1995 Compared to 1994      1994 Compared to 1993
                    Increase (Decrease) Due to  Increase (Decrease) Due to
                         Rate   Volume  Net           Rate   Volume  Net
                    (in thousands of dollars)   (in thousands of dollars)

Interest on Earning Assets:
  Investment Securities:
    Taxable              $ (5)  143      138         $(179)  (163)  (342)
    Tax-exempt            (34)   95      161           (74)    85     11
    Total Investments     (39)  338      299          (253)   (78)  (331)

  Federal Funds Sold      139   (20)     119            87     58    145
  Loans:
    Real Estate          (113)   36      (77)         (179)   290    111
    Commercial and Agric  298   (64)     234           162    (33)   129
    Consumer              (16)  361      345          (257)   260      3
    Municipal               1   (12)     (11)            0    (51)   (51)

      Total Loans         170   321      491          (274)   466    192

      Total Int Inc:     $270   639      909         $(439)   445      6

Interest Paid on Liabilities:
  Deposits:
    Savings rate         $(10) (243)    (253)        $(205)  (126)  (331)
    Market rate           686   690     1376          (157)   201     44
    Total Deposits        676   447     1123         $(362)    75   (287)

  Borrowed Funds:           0     0        0             0     (1)    (1)

      Total Int Exp:     $676   447     1123         $(362)    74   (288)

  Net Change in Net
     Interest Income:   $(406)  192     (214)        $ (77)   371    294




INVESTMENT PORTFOLIO - MATURITY SCHEDULE

The following schedule sets forth the maturities of both available-for-sale and held-to-maturity securities at December 31, 1995. Amounts and weighted average yields of such securities are based on amortized cost for all securities. Yield of tax exempt securities have been computed on a tax equivalent basis using a marginal Federal and State income tax rate. (Excludes Federal Reserve Bank and other stock of $207,000.)

                                        Remaining Maturities December 31, 1995
                             Within     After 1 Year  After 5 Years
                             1 Year     to 5 Years    to 10 Years  After 10 Yrs  Total
Held to Maturity Port    Amount  Yield  Amount Yield Amount Yield  Amount Yield  Amount Yield

Obligations of States and$ 2,936 5.87%    155  6.81%   215  6.78%    ---   ---    3,306 5.97%
  Political Subdivisions
Total Held-To-Maturity     2,936 5.87%    155  6.81%   215  6.78%    ---    ---   3,306 5.97%

Available for Sale Portfolio

US Treasury Securities   $ 8,748 6.39% 18,333  6.14%    ---     ---  ---   ---   27,081 6.22%
US Government Corporation and
  Agency Securities        3,601 5.67%  8,319 6.08%     821  7.48%    952  6.97% 13,693 6.11%
Obligations of States and
  Political Subdivisions   1,816 7.51% 10,029 7.24%   7,129  6.93%    728  6.86% 19,702 7.14%
Mortgage Back Securities     163 6.87%  2,049 6.97%   5,949  7.37%  2,280  7.74% 10,441 7.37%
Total Available-for-Sale $14,328 6.36% 38,730 6.46%  13,899  7.15%  3,960  7.39% 70,917 6.63%

  Grand Total            $17,264 6.28% 38,885  6.46% 14,114  7.14%  3,960  7.39% 74,223 6.60%


At December 31, 1995, 85% of the state and municipal securities portfolio, based upon par value was rated "A" or higher, and 64% "AA" or higher. Obligations of the State of New York and its political subdivisions constituted $17,327,689 par value or 23% of the total securities portfolio at that date, with a market value of $17,669,605. There were no securities of a single issuer which constituted more than 10% of shareholders equity as of December 31, 1995.

                        BALANCE SHEET GAP ANALYSIS
                             DECEMBER 31, 1995
                              (in thousands)

Assets:                3 Months 3-12 Months  1-5 Years  >5 Years Total
Cash & Due From Banks  $ 7,855  $      0     $      0   $     0  $  7,855

Total Securities         2,553    12,736       39,484    20,489    75,262
Short-Term Investments   2,500         0            0         0     2,500

Total Loans             25,996    13,982       54,749    17,477   112,204
Loan Reserve                 0         0            0     1,176     1,176
Net Loans               25,996    13,982       54,749    16,301   111,028

Total Fixed & Other
  Assets                     0         0            0     7,214     7,214

  Total Assets         $38,904  $ 26,718     $ 94,233   $44,004  $203,859

Liabilities & Capital:
Non-Interest Bearing
  Deposits             $ 3,535  $      0     $ 16,294   $ 3,189  $ 23,018
NOW & Savings Accounts       0         0       58,307    14,577    72,884
Money Market Deposits        0    16,806       16,806         0    33,612
  Total Core Deposits  $ 3,535  $ 16,806     $ 91,407   $17,766  $129,514
Certificates of
  Deposit               12,540    20,134       16,257         0    48,931
  Total Deposits       $16,075  $ 36,940     $107,664   $17,766  $178,445

Short-Term Borrowings  $     0  $      0     $      0   $     0  $      0

Other Liabilities      $     0  $      0     $      0   $ 1,760  $  1,760

  Total Liabilities    $16,075  $ 36,940     $107,664   $19,526  $180,205

Common Stock           $     0  $      0     $      0   $ 6,720  $  6,720
Retained Earnings            0         0            0    16,934    16,934
  Total Equity         $     0  $      0     $      0   $23,654  $ 23,654

  Total Liabilities &
   Equity              $16,075  $ 36,940     $107,664   $43,180  $203,859

GAP                    $22,829  $(10,222)    $(13,431)  $   824  $      0

Cumulative Gap         $22,829  $ 12,607     $   (824)  $     0  $      0




Gap analysis indicates the sensitivity to fluctuations in interest rates by providing information regarding maturity repricing and cash flows for both assets and liabilities. Cash and Federal funds sold are assigned to immediate repricing since they represent overnight sales. Investment securities are scheduled according to the final maturity date in the case of fixed rate issues and by next repricing date for variable rate securities. Loans are assigned by final maturity for fixed rate loans with no scheduled amortizing payments, while loans with amortizing payments are scheduled according to amortized payback since this would represent a repricing opportunity on funds received as payments. Variable rate loans are assigned to the next repricing date. Demand loans are categorized as immediately repliceable. Non-interest bearing deposits repricing within three months represent approximately 50% of commercial demand balances.
The remaining interest bearing, savings, and money market accounts which represent core deposits are spread across the Gap buckets to yield a 3.5 year average maturity. Fixed rate certificates of deposit are assigned by final maturity date, while variable rates are assigned as of the next repricing date. Fixed assets, other assets, other liabilities, and equity are assigned to the over five year category since they represent stable, non-repricing components. Changes in interest rates affect a bank's earnings by changing its net interest income. The most recent interest rate risk model indicates that the bank's net interest income would increase by $65,000 if interest rates increase by 200 basis points and decrease by $64,000 if interest rates decline by 200 basis points.

NON-PERFORMING ASSETS                     Year Ended December 31
                                             1995        1994
                                              (In Thousands)
Non-accruing loans:
  Real estate mortgages                      $128        $ 64
  Commercial and Agricultural                 106          52
  Consumer                                     29           4
  Municipal                                     0           0
    Total non-accruing loans                 $263        $120
Loans past due 90 days or more
 and still accruing:
  Real estate mortgages                      $  3        $124
  Commercial & agricultural                     0           3
  Consumer                                     17          31
  Municipal                                     0           0
    Total past-due loans 90 days or more     $ 20        $158

Restructured loans                           $  0        $  0
Other real estate owned                       135           0
    Total restructured and OREO              $135        $  0

    Total non-performing assets              $418        $278

Percent of total net loans                    .37%        .26%
Income that would have been accrued at original
Contract rates on non-accruing loans         $ 15        $  8
Amount recognized as income                     6        $  4
Interest income not accrued                  $  9        $  4




Non-accruing Loans

The Company does not accrue interest on certain non-performing loans. Non-accrual status is normally reserved for loans 90 days or more past due unless both well secured and in the process of collection.

Potential Problem Loans

At December 31, 1995, the Company had $3,624,000 in commercial and consumer loans for which payments are presently current, but the borrowers are currently experiencing financial difficulties. Those loans are subject to constant management attention and are reviewed weekly. The Registrant had no restructured loans as defined by FASB 114 in the portfolio. Loans which are current for which collection is doubtful are not normally placed in non-accrual status. Such loans are on a watch list to allow monitoring by management.

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

Loan Concentration

There are no concentrations of loans which amount to more than 10% of total loans other than those which have been separately disclosed, i.e., real estate, consumer, commercial, agricultural, and municipal. All loans granted are to entities within Cortland County and those immediately adjoining counties which are in our local service area. We have no outside area loans in our portfolio.

Allocations of the Allowance for Loan Losses

                                     Year Ended December 31,
                                  1995                1994
                                    % of Loans           % of Loans
                           Amount   to Total    Amount   to Total
                                 (In thousands of dollars)
Real Estate Mortgage       $  240     57%      $  341     58%
Commercial, Municipal
  & Agricultural              498     22%         467     24%
Consumer                      438     21%         418     18%
       Total Allocation    $1,176    100%      $1,226    100%

Allowance for Possible Loan Losses

The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to operating expenses and reduced by net charge-offs.
The adequacy of the allowance is based on management evaluation of the last three years historical loss experience, specific allocations for losses detailed in the loan loss review, and an additional allocation based on the total outstandings in the loan portfolio. Additional factors considered in the evaluation include the levels and trends in delinquencies and non-accruals, underwriting guidelines and collection procedures, the experience and ability of the lending staff, and current economic conditions within our lending area. The Company has a diverse customer base with no known significant concentrations of credit that would affect the allowance. Substantially all of the Bank's borrower's are concentrated within Cortland and adjacent counties. There were no impaired loans for purposes of FASB 114 at the end of 1995.





Loan Portfolio   Composition

The following table presents the composition by types of loans within the Company's loan portfolio for the dates indicated:

Type of Loan                                      December 31
                                               (in thousands)
                                                1995           1994
Real Estate Loans                         $ 63,415,248   $ 63,127,003

Commercial & Agricultural                   22,036,285     21,805,908

Installment                                 24,645,926     23,305,713

Municipal & Other                            5,769,590      5,014,330

  Total                                   $115,867,049   $113,252,954


Maturities and Sensitivities of Loans to Changes in Interest Rates

The loan portfolio maturity schedule shows the amount of loans outstanding as of December 31, 1995 according to the remaining scheduled payment of principal for the periods indicated. The amounts due after one year are classified according to the sensitivity to changes in the interest rates.

                                Remaining Maturity at December 31, 1995

                           Within    After 1 yr.    After
                           1 Year    with 1 Yrs.    5 Years   Total
                                   (in thousands of dollars)

Real estate loans        $ 4,202,253  $13,463,400  $45,749,595  $ 63,415,248
Commercial &              18,972,934    1,935,859    1,127,492    22,036,285
  Agricultural
Installment                1,664,379   22,705,933      275,614    24,645,926
Municipal & Other          1,623,392    2,083,508    2,062,690     5,769,590
  Total                  $26,462,958  $40,188,700  $49,215,391  $115,867,049

Sensitivity of Loans Due
  After One Year to Changes
  in Interest Rates:       Fixed Rate     Variable Rate     Total

  Due after 1 year but
    within 5 years              $35,636,526    $4,552,174        $40,188,700
  Due after 5 years             $48,957,634    $  257,757        $49,215,391




Summary of Loan Loss Experience

The following table summarizes the Company's loan loss experience for the two years ended December 31, 1995.

                                        Year Ended December 31,
                                       1995                1994
                                      (In thousands of dollars)
Loans, Net of unearned income
  at end of period                   $112,204            $109,909

Average amount of net loans          $110,035            $106,708
Balance of allowance for possible
  loan losses at beginning of period $  1,226            $  1,080
Additions:
  Provisions for losses                   300                 300
Deductions:
  Charge offs:
    Real estate mortgages                  10                   0
    Commercial and agricultural           209                 126
    Consumer loans                        194                 119
    Municipal loans                         -                   0
      Total charge offs              $    413            $    245
  Recoveries:
    Real estate mortgages                   0                   0
    Commercial and agricultural            21                  10
    Consumer loans                         42                  81
    Municipal loans                         0                   0
      Total recoveries               $     63            $     91

Net charge offs                      $    350            $    154

Allowance for possible loan losses-
  end of period                      $  1,176            $  1,226

Ratio of net charge offs to
  average loans                          .32%                .14%

Ratio of reserve for loan losses to
  loans outstanding at end of period    1.05%               1.12%

Ratio of provisions for losses
  to net charge offs                   85.71%             194.80%




Deposits

The exhibit below presents daily average amounts and rates of deposits by type for the years ended December 31, 1995 and December 31, 1994.

                                  1995                  1994
                             Amount     Rate       Amount     Rate
                             (In thousands)        (In thousands)
Savings Deposits             $ 43,677   3.00%      $ 52,880   2.97%

Money Market Savings           36,898   4.63         28,257   3.61

Time Open                       1,113   2.99          1,153   2.60

Interest Bearing Checking      31,795   1.75         32,324   1.87

Time Deposits                  43,636   5.13         35,994   4.17

    Total Interest Bearing   $157,119   3.72%      $150,608   3.14%

Demand Deposits                22,862                23,584

    Total Deposits           $179,981              $174,192

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1995, are summarized as follows:
                                                   Amount
                                        (in thousands of dollars)

                       3 months or less            $3,628
                       Over 3 through 6 months      2,866
                       Over 6 through 12 months       677
                       Over 12 months               1,851
                             Total                 $9,022

Non-interest bearing deposits disclosed represent all demand deposits which are non-interest bearing. These deposits are held by individuals, partnerships, corporations, and municipalities. There are no significant deposits from trust activities.

Return on Equity and Assets

The following table shows operating and capital ratios for the last two years.
                                         Year Ended December 31,
                                          1995            1994
Return on Assets
  Net Income/Average Total Assets         1.34%           1.37%

Return on Equity
  Net Income/Average Shareholder Equity  12.38%          13.25%

Dividend Payout Ratio
  Cash Dividends Declared/Net Income     31.97%          31.23%





Capital Ratio
  Average Shareholder Equity/
  Average Total Assets                   10.84%          10.37%





Item 9 -- Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.


PART III

Item 10 -- Directors and Executive Officers of the Registrant
Directors are listed in the Annual Proxy Statement, dated February 28, 1996, pages 2 through 4, incorporated herein by reference.

Item 11 -- Executive Compensation
Annual Proxy Statement, dated February 28, 1996, pages 5 through 9, incorporated herein by reference.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management Annual Proxy Statement, dated February 28, 1996, pages 2 through 4, incorporated herein by reference.

Item 13 -- Certain Relationships and Related Transactions
Annual Proxy Statement, dated February 28, 1996, pages 3 and 9, incorporated herein by reference.

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

 3.1        Certificate of Incorporation of
       Cortland First Financial Corporation          *

 3.2        Bylaws of the Company                    *

 4          Specimen Stock Certificates              *

22          List of Registrant's Subsidiary        E-2

* Exhibit is incorporated herein by reference to the identically numbered exhibit to the Form S-4 Registration Statement filed by the Company with the Securities an Exchange Commission on August 18, 1986.





Item 14 (b)
  There were no reports filed on Form 8-K during the fourth quarter of 1995.

Item 14 (c)
  See Item 14 (a) (3) above.

Item 14 (d)
  See Item 14 (a) (2) above.





SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CORTLAND FIRST FINANCIAL CORPORATION

                                          (Registrant)

Date                       By

                              David R. Alvord, President and
                              Chief Executive Officer
Date                       By

                              Bob Derksen, Vice President and
                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.


David R. Alvord, President, CEO and Director    March 25, 1996

Donald S. Ames, Director     March 25, 1996

Mary Alice Bellardini, Director    March 25, 1996

John H. Buck, Director    March 25, 1996

Robert M. Lovell, Director    March 25, 1996

Harry D. Newcomb, Director    March 25, 1996

Richard J. Shay, Director    March 25, 1996

David J. Taylor, Director    March 25, 1996

Stuart Young, Director    March 25, 1996

Exhibit 22 -- Subsidiaries

Subsidiary of the Registrant

First National Bank of Cortland is a wholly owned subsidiary of Cortland First Financial Corporation.