Form 10-Q
period 1996-03-31
CORTLAND FIRST FINANCIAL CORP
filed 1996-05-14
CIK 796317

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1996.  Commission file number 0-15366

                CORTLAND FIRST FINANCIAL CORPORATION
       (Exact name of Registrant as specified in its charter)

          New York                           16-1276885
(State or other jurisdiction of              (IRS Employer I.D. #)
 incorporation or organization)

65 Main Street, Cortland, New York                 13045
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number including area code: (607) 756-2831


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes X               No

The number of shares outstanding of the registrant's common stock on March 31, 1996: Common Stock, $5.00 Par Value -- 672,000 shares.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                CORTLAND FIRST FINANCIAL CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                        March 31, 1996  December 31, 1995
                                           (Unaudited)          (Note)

ASSETS

   Cash and Due From Banks             $ 11,338,248       $  7,854,521
   Federal Funds Sold                    11,600,000          2,500,000
   Investment Securities -
               Held to Maturity           3,306,652          3,305,689
               Available for Sale        75,151,280         71,956,527
     (Market Value 78,457,933 & 75,267,155)
   Loans (Net of Unearned Discount of
     (3,635,260 & 3,662,724)            111,335,822        112,204,325
   Reserve for Possible Loan Losses      (1,204,788)        (1,175,959)
      Net Loans                         111,131,034        111,028,366

   Premises and Equipment                 3,253,022          3,303,196
   Other Real Estate                        182,299            135,397
   Other Assets                           3,809,210          3,775,851
     TOTAL ASSETS                      $218,771,745       $203,859,547

LIABILITIES

   Non-Interest Bearing Deposits       $ 22,916,578       $ 23,018,352
   Interest Bearing Deposits            170,450,508        155,427,200
         Total Deposits                $193,367,086       $178,445,552

   Accrued Int, Taxes, & Other Liab         883,822            993,932
   Accrued Post-Retirement Benefits         781,412            766,412

     TOTAL LIABILITIES                  195,032,320        180,205,896

SHAREHOLDERS' EQUITY
   Common Stock (par value 5.00)          3,360,000          3,360,000
      Outstanding 672,000 shares
   Surplus                                3,360,000          3,360,000
   Undivided Profits                     16,869,303         16,438,145
   Net Unrealized Gains/(Losses)
      Securities                            150,122            495,506

     TOTAL SHAREHOLDERS' EQUITY          23,739,425         23,653,651

     TOTAL LIABILITIES & SHAREHOLDERS'
                           EQUITY      $218,771,745       $203,859,547

Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                CORTLAND FIRST FINANCIAL CORPORATION

             Condensed Consolidated Statements of Income
                             (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                                 1996        1995
Interest Income:
          Interest & fees on loans            $2,620,149  $2,543,095
          Interest on investment securities    1,084,241   1,071,340
          Interest on Federal Funds sold         137,748     120,891

             TOTAL INTEREST INCOME            $3,842,138  $3,735,326

Interest Expense:
          Interest on deposits                 1,516,227   1,416,295

             NET INTEREST INCOME              $2,325,911  $2,319,031

Provision for loan losses                         75,000      75,000

             INTEREST INCOME AFTER PROV
                FOR LOSSES                    $2,250,911  $2,244,031

Other Income:                                    358,314     340,535

             TOTAL OPERATING INCOME           $2,609,225  $2,584,566

Non-interest expenses                          1,676,361   1,668,364

             INCOME BEFORE INC TAXES          $  932,864  $  916,202

Income Taxes:                                    266,507     262,881

             NET INCOME                       $  666,357  $  653,321

Net Income per Common Share                   $      .99  $      .97
  (672,000 shares outstanding)

Consolidated Statement of Cash Flow (Unaudited)

                                                            (000's OMITTED)
                                                  Three Months Ended March 31,
                                                          1996      1995
OPERATING ACTIVITIES
        Net Income                                      $   666   $   653
Adjustments to reconcile net income to net cash provided
   by operating activities:
        Provision for loan losses                            75        75
        Provision for depreciation                           89        87
        Provision for deferred income taxes                  42      (109)
        Amortization of investment security premiums
          (discounts), net                                   99        98
        (Increase) Decrease in interest receivable         (201)       16
        (Increase) Decrease in other assets                 220      (178)
        Increase (Decrease) in interest payable              18       (10)
        Increase (Decrease) in other liabilities           (113)      179

             NET CASH PROVIDED BY OPERATING ACTIVITIES  $   895   $   811

INVESTING ACTIVITIES
        Proceeds from sales/maturities
                   of investment securities             $ 5,538   $ 3,830
        Purchase of investment securities                (9,422)   (6,279)
        Net (increase) decrease in
                   credit card/short term loans             147       113
        Longer-term loans sold                                0         0
        Net longer term loans originated                    778      (672)
        Purchase of premises and equipment, net             (39)     (171)
             NET CASH USED BY INVESTING ACTIVITIES      $(2,998)  $(3,179)

FINANCING ACTIVITIES
        Net increase (decrease) in demand deposits,
                    NOW & savings                       $10,284   $   903
        Net proceeds from sales of
                    certificates of deposits              4,637     3,239
        Cash dividends                                     (235)     (168)
             NET CASH PROVIDED BY FINANCING ACTIVITIES  $14,686   $ 3,974
             INCREASE (DECREASE) IN CASH AND
                            CASH EQUIVALENTS            $12,583   $ 1,606

        Cash and cash equivalents at beginning of year  $10,355   $12,717

             CASH AND CASH EQUIVALENTS AT END OF PERIOD $22,938   $14,323

Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest on deposits and short term borrowings:      $ 1,498   $ 1,426
   Income taxes:                                             33       181

Non Cash Investing Activities:
   Change in unrealized gain/(loss) on
                          investment securities            (589)      839

Cortland First Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. The foregoing financial statements are unaudited; however, in the opinion of Management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidate
        Financial Statements in the Corporation's Annual Report to Shareholders on Form 10-K, for the year ended December 31, 1995.

B.      Investment Securities

                                                     March 31, 1996

                                              Available for Sale     Held to Maturity
U.S. Treasury securities and obligations
  of U.S. government corporations and agencies    $41,943,853    $         0
Securities issued by State & Political
  subdivisions in the U.S.                         21,925,758      3,306,652
Other securities (includes F.R. stock)                461,078              0
Mortgage back securities                           10,820,591              0

        TOTAL INVESTMENT SECURITIES               $75,151,280    $ 3,306,652

                                                    December 31, 1995

                                              Available for Sale     Held to Maturity
U.S. Treasury securities and obligations
  of U.S. government corporations and agencies     $40,924,445     $        0
Securities issued by State & Political
  subdivisions in the U.S.                          20,108,131      3,310,628
Other securities (includes F.R. stock)                 462,640              0
Mortgage backed securities                          10,461,311              0

        TOTAL INVESTMENT SECURITIES                $71,956,527    $ 3,310,628

C.      Provision for Loan Loss

                                              March 31, 1996    March 31, 1995
             Balance at January 1             $ 1,175,959       $ 1,225,737
             Provision for the year                75,000            75,000
             Recoveries on loans                   11,459            22,688
                 Total                          1,262,418         1,323,425
             Less loans charged off                57,630            49,923
             Balance at March 31,             $ 1,204,788       $ 1,273,503

    The appropriateness of allowance for loan losses is determined by quarterly detailed review of the loan portfolio.

PART 1.
ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (000'S OMITTED)

     Cortland First Financial Corporation is a one-bank holding company formed in 1986. Its only subsidiary and operating entity is First National Bank of Cortland, chartered in 1869. First National Bank of Cortland is an independent bank delivering financial services from its seven offices in Cortland, Cortlandville, Marathon, McGraw, Cincinnatus, and Tully, to its customers in Cortland County and the surrounding area, and includes our newest branch location in Whitney Point which opened in 1994 expanding our service area into Broome County. The primary regulator of Cortland First Financial Corporation is the Federal Reserve Bank of New York, while its subsidiary, First National Bank of Cortland, is regulated by the Office of the Comptroller of the Currency in Washington, DC.

     Total assets of $218,772 increased by $14,912 or 7.3% from $203,860 at year-end 1995. Total investment securities of $78,458 increased by $3,196 or 4.2% from 75,262 at year-end 1995. Net loans decreased by $896 from December 31, 1995, to the current $110,131.

     On the liability side, our deposits increased by $14,922 or 8.4% from $178,446 at year-end 1995 to $193,367 on March 31, 1996. Capital of $23,739 at
March 31, 1996 compared to $23,654 at year-end 1995, an increase of $85 which included $345 in an unfavorable unrealized loss variance during the first quarter of 1996.

     Cortland First Financial's return on average assets (ROA) of 1.27% compared to 1.30% a year ago, while our return on equity (ROE) of 11.25% this year compared to 12.63% for 1995 to date. Other key ratios, based on averages, were: loans to total deposits 60.06% in 1996 versus 60.92% in 1995; loans to earning assets 56.19% in 1996 and 57.91% in 1995; loss reserve to loans of 1.08% this year compared to 1.15% a year ago; loss provision to net loans of 0.27% in 1996 and 0.28% for 1995; and finally, net loan loss chargeoffs to net loans at 0.17 this year compared to 0.10 in 1995. Earning assets yield on a fully taxable equivalent basis of 8.12% this year to date compared to 8.30% a year ago, a decrease of 18 basis points. Our interest paying liability cost of 3.75% this year to date compared to 3.65% a year ago for the same period, an increase of 10 basis points. Interest margin of 5.04% this year compared to 5.26% a year ago, a decrease of 22 basis points due to increase in the interest paying liabilities cost and decrease in earnings asset yield. Net interest income of $2,326 for 1996 to date compared to $2,319 a year ago for the same period, an increase of $7. Other income of $358 compared to $341 for the same period, an increase of $17 or 5%. Total non-interest expenses of $1,676 this year to date compared to $1,669 a year ago, an increase of $7 or .04%. Accounting for this are variances in the timing of some payments in 1996 as compared to the same period for 1995. The bulk is due to an increase in salary and benefits expense/offset by the reduction in FDIC premium ($98). Net income of $666 this year compared to $653 a year ago, an increase of $13 or 2.0%.

PART 2.
ITEM 1.
Legal Proceedings   None


ITEM 4.
Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders was held on Monday, March 25, 1996. One of the purposes of the meeting was to vote on a proposed amendment to the Articles of Incorporation which would reduce the par value of the presently authorized 3,000,000 shares of common stock of Cortland First Financial Corporation, both issued and unissued, from $5.00 per share to $1.6667 per share, and would change each share of common stock presently issued into three shares $1.6667 par value per share, effecting a three for one stock split. The results of the vote were as follows:

          For the amendment:         491,640
          Opposed the amendment:       4,842
          Abstentions:                 9,569
          Total shares outstanding:  672,000

Since those votes in the affirmative were a majority as required, the amendment as proposed was approved and the par value of the common stock was reduced to $1.6667 per share.

At the same annual meeting, a vote on the election of three Class I directors was held. The vote pertaining to the election of the (Class I) directors was as follows:

          David R. Alvord       Donald S. Ames       David J. Taylor

For:           505,296              505,016            501,616
Withheld:          755                1,035              4,435

The following Class II and Class III directors continued to serve as of the date of the shareholders meeting: Mary Alice Bellardini, John H. Buck, Robert M. Lovell, Harry D. Newcomb, Richard J. Shay, Charles H. Spaulding, and Stuart E. Young.


ITEM 6a.
Exhibits

     Exhibit 4.1   Articles of Incorporation as amended through March 25, 1996.


ITEM 6b.
Report on Form 8-K

     There were no reports filed on Form 8-K during the first quarter of 1996.


                                        SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CORTLAND FIRST FINANCIAL CORPORATION


           DATE   May 14, 1996            /s/ David R. Alvord
                                              President


           DATE   May 14, 1996            /s/ Bob Derksen
                                              Treasurer

                                                         Exhibit 4.1

                    CERTIFICATE OF INCORPORATION
                                 OF
                CORTLAND FIRST FINANCIAL CORPORATION
         (Under Section 402 of the Business Corporation Law)


The undersigned incorporator, a natural person over the age of eighteen years, in order to form a Corporation under the Business Corporation Law of the State of New York, certifies as follows:

1. Name. The name of the Corporation is Cortland First Financial Corporation (hereinafter called the "Corporation").

2. Purposes. Subject to any limitation provided in the Business Corporation Law or any other statute of the State of New York, and except as otherwise specifically provided in this Certificate, the purposes for which the Corporation is formed are:

     2.1 To act as a bank holding company, with all of the rights, powers and privileges, and subject to all of the limitations, specified in any applicable state or federal legislation from time to time in effect;

     2.2 To engage in any other lawful act or activity for which Corporations may be organized under the Business Corporation Law of the State of New York, provided that the Corporation shall not engage in any act or activity requiring the consent or approval of any state official, department, board, agency, or other body without such consent or approval first being obtained.

3. Office. The office of the Corporation is to be located in the County of Cortland, State of New York.

4. Number of Shares. The aggregate number of shares the Corporation shall have authority to issue is: Three Million (3,000,000) all of which shall be common shares of the par value of $1.6667 each.

5. Designation of Secretary of State; Mailing Address. The Secretary of State is designated as the agent of the Corporation upon whom process in any action or proceeding against the Corporation may be served, and the address to which the Secretary of State shall mail a copy of process in any action or proceeding against the Corporation which may be served upon him is:

          Cortland First Financial Corporation
          65 Main Street
          Cortland, New York  13045
          Attn: Secretary

6.   Duration.  The duration of the Corporation is to be perpetual.


7. Cumulative Voting Rights. Cumulative voting rights shall not exist with respect to the election of directors.

8.   Opposition of Tender (or other offer)

     A. The Board of Directors may, if it deems it advisable, oppose a tender, or other offer for the Corporation's securities, whether the offer is in cash or in securities of a Corporation or otherwise. When considering whether to oppose an offer, the Board of Directors may, but it is not legally obligated to, consider any pertinent issues; by way of illustration, but not of limitation, the Board of Directors may, but shall not be legally obligated to, consider any and all of the following:

          (1) Whether the offer price is acceptable based on the historical and present operating results or financial condition of the Corporation.

          (2) Whether a more favorable price could be obtained for the Corporation's securities in the future.

          (3) The impact which an acquisition of the Corporation would have on its employees, depositors, and customers of the Corporation and its subsidiaries in the community which they serve.

          (4) The reputation and business practices of the offeror and its management and affiliates as they would affect the employees, depositors, and customers of the Corporation and its subsidiaries and the future value of the Corporation's stock.

          (5) The value of the securities, if any, which the offeror is offering in exchange for the Corporation's securities, based on an analysis of the worth of the Corporation as compared to the Corporation or other entity whose securities are being offered.

          (6) Any antitrust or other legal and regulatory issues that are raised by the offer.

     B. If the Board of Directors determines that an offer should be rejected, it may take any lawful action to accomplish its purpose including, but not limited to, any and all of the following: advising shareholders not to accept the offer; litigation against the offeror; filing complaints with all governmental and regulatory authorities; acquiring the authorized but unissued securities or treasury stock or granting options with respect thereto; acquiring a company to create an antitrust or other regulatory problem for the offeror; and obtaining a more favorable offer from another individual or entity.

9. Classification of Directors. The Board of Directors of the Corporation shall be divided into three classes, the respective terms of office of which shall end in successive years. The number of directors in each class shall be specified in the Bylaws and shall be nearly as equal as possible. Unless they are elected to fill vacancies, the directors in each class shall be elected to hold office until the third successive annual meeting of shareholders after their election and until their successors shall have been elected and qualified. At each annual meeting of shareholders the directors of only one class shall be elected, except directors who may be elected to fill vacancies.

10. Preemptive Rights. No holder of shares of any class or of any series of any class shall have any preemptive rights to subscribe for, purchase or receive any shares of the Corporation, whether now or hereafter authorized, or any obligations or other securities convertible into or carrying options to purchase any such shares of the Corporation, or any options or rights to purchase any such shares or securities, issued or sold by the Corporation for cash or any other form of consideration, and any such shares, securities or rights may be issued or disposed of by the Board of Directors to such persons and on such terms as the Board in its discretion shall deem advisable.

11. Indebtedness. The Corporation shall have authority to borrow money and the Board of Directors, without the approval of the shareholders and acting within their sole discretion, shall have the authority to issue debt instruments of the Corporation upon such terms and conditions and with such limitation as the Board of Directors deems advisable. The authority of the Board of Directors shall include, but not be limited to, the power of issue convertible debentures.

12. Indemnification. Every person who is or was a director, officer, employee, or agent of the Corporation, or of any Corporation which he served as such at the request of the Corporation, shall be indemnified by the Corporation to the fullest extent permitted by law against all expenses and liabilities reasonably incurred by or imposed upon him, in connection with any proceeding to which he may be made, or threatened to be made, a party, or in which he may become involved by reason of his being or having been a director, officer, employee, or agent of the Corporation, or of such other Corporation, whether or not he is a director, officer, employee, or agent of the Corporation or such other Corporation at the time the expenses or liabilities are incurred.

13.  Business Combinations

     A. No merger, consolidation, liquidation, or dissolution of the Corporation, nor any action that would result in the sale or other disposition of all or substantially all of the assets of the Corporation shall be valid unless first approved by the affirmative vote of:

          1. the holders of at least seventy-five percent (75%) of the outstanding shares of Common Stock of the Corporation, provided that such transaction has received the prior approval of sixty-six and two-thirds percent (66 %) of the entire Board of Directors; or

          2.   the holders of at least sixty-six and two-thirds percent
               (66 %) of the outstanding shares of Common Stock of the Corporation, provided that such transaction has received the prior approval of eighty percent (80%) of the entire Board of Directors.



Any Business Combination involving a 5% stockholder (as hereinafter defined) shall require the percentage approval referenced in subparagraphs A.1 and A.2 in addition to any shares beneficially owned by such 5% stockholder (i.e. in computing the aforesaid percentages, the shares owned by the 5% shareholder shall not be considered).

     B.   Notwithstanding the percentage approval referenced in subparagraphs
          A.1 and A.2, no merger, consolidation, liquidation, or dissolution of the Corporation, nor any action that would result in the sale or other disposition of all or substantially all of the assets of the Corporation shall be valid unless the cash or fair market value of the property, securities, or other consideration to be received per share by holders of Common Stock of the Corporation is at least equal to the higher of the following:

          1. the highest per share price (with appropriate adjustments for recapitalization and for stock splits, stock dividends, and like distributions), paid by the 5% stockholder in acquiring any of its holdings of the Corporation's Common Stock; and

          2. the market value per share of common stock on the announcement date with respect to such Business Combination.

     C.   For the purposes of this Article Thirteenth:

          1. A "person" shall mean any individual, firm, Corporation, or other entity.

          2. "5% stockholder" shall mean, in respect of any Business Combination, any person (other than the Corporation or any subsidiary) who or which, as of the record date for the determination of stockholders entitled to notice of and to vote on such Business Combination, or immediately prior to the consummation of any such transaction,

               a. is the beneficial owner, directly or indirectly, of not less than 5% of the voting shares, or

               b. is an Affiliate of the Corporation and at any time within two years prior thereto was the beneficial owner, directly or indirectly, of not less than 5% of the then outstanding voting shares, or

               c. is an assignee of or has otherwise succeeded to any shares of capital stock of the Corporation which were at any time within two years prior thereto beneficially owned by any 5% stockholder, and such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933.

          3.   A person shall be the "beneficial owner" of any voting shares:

               a. which such person or any of its affiliates or associates (as hereinafter defined) beneficially own, directly or indirectly; or

               b. which such person or any of its affiliates or associates has (i) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement, or understanding upon the exercise of conversion rights, exchange rights, warrants, or options, or otherwise, or
                    (ii) the right to vote pursuant to any agreement, arrangement, or understanding; or

               c. which are beneficially owned, directly or indirectly, by any other person with which such first mentioned person or any of its affiliates or associates has any agreement, arrangement, or understanding for the purpose of acquiring, holding, voting, or disposing of any shares of capital stock of the Corporation.

          4. The term "other consideration to be received" shall include, without limitation, Common Stock of the Corporation retained by its existing public stockholders in the event of a Business Combination in which the Corporation is the surviving Corporation.

          5. "Affiliate" and "Associate" shall have the respective meanings given those terms in Rule 12b-2 of the General Rules and Regulations.

          6.   The term "market value" shall mean:

               a. in the case of stock, the highest closing sale price during the thirty-day period immediately preceding the date in question of a share of such stock on the composite tape for New York stock-exchange-listed stocks, or, if such stock is not quoted on such composite tape or if such stock is not listed on such exchange, on the principal United States securities exchange registered under the Exchange Act on which such stock is listed, or if such stock is not listed on any such exchange, the highest closing bid quotation with respect to a share of such stock during the thirty-day period preceding the date in question on the National Association of Securities Dealers, Inc. Automated Quotations System or any system then in use, or if no such quotations are available, the fair market value on the date in question of a share of such stock as determined by the Board of Directors in good faith; and

               b. in the case of property other than cash or stock, the fair market value of such property on the date of question as determined by the Board of Directors in good faith.

          7. Liability of Directors: No director shall be personally liable to the Corporation or its shareholders for damages resulting from the breach of any duty such director owes to the Corporation and/or its shareholders, as a result of his position as such, unless a judgment or other final adjudication adverse to such director establishes that the director's acts or omissions were in bad faith or involved intentional misconduct or a knowing violation of law or that such director personally gained in fact a financial profit to which he was not legally entitled or that the director's acts violated
               Section 719 of the New York Business Corporation Law. The purpose of this provision is to incorporate the provisions of Chapter 367 of the Laws of 1987 to the fullest extent authorized by such Chapter.

IN WITNESS WHEREOF, we have made and subscribed this Certificate this 25th day of March , 1996, and affirm that the statements made herein are true under penalties of perjury.






                                             David R. Alvord





                                             Donald S. Ames, Secretary