Form 10-Q
period 1996-06-30
CORTLAND FIRST FINANCIAL CORP
filed 1996-08-12
CIK 796317

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1996.  Commission file number 0-15366

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes                      No  X

The number of shares outstanding of the registrant's common stock on June 30, 1996:
Common Stock, $1.6667 Par Value --- 2,016,000 shares.

PART 1.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

               CORTLAND FIRST FINANCIAL CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                June 30, 1996   December 31, 1995
                                 (Unaudited)            (Note)
ASSETS
  Cash and Due From Banks       $    9,042,422  $    7,854,521
  Federal Funds Sold                 5,600,000       2,500,000
  Investment Securities -
     Held to Maturity                5,363,485       3,305,689
     Available for Sale             77,952,574      71,956,527
      (Market Value 83,303,555 & 75,267,155)
  Loans (Net of Unearned Discount of
 (3,734,299 & 3,662,724)           113,113,616     112,204,325
  Reserve for Possible Loan Losses  (1,245,500)     (1,175,959)
  Net Loans                        111,868,116     111,028,366

  Premises and Equipment             3,221,858       3,303,196
  Other Real Estate                    102,218         135,397
  Other Assets                       3,927,350       3,775,851
      TOTAL ASSETS                $217,078,023    $203,859,547

LIABILITIES
  Non-Interest Bearing Deposits  $  24,896,159   $  23,018,352
  Interest Bearing Deposits        166,805,613     155,427,200
        Total Deposits            $191,701,772    $178,445,552

  Accrued Int, Taxes, & Other
    Liabilities                        672,963         993,932
  Accrued Post-Retirement Benefits     800,278         766,412

      TOTAL LIABILITIES           $193,175,013    $180,205,896

SHAREHOLDERS' EQUITY
  Common Stock (par value 1.6667)    3,360,067       3,360,000
      Outstanding 2,016,000 shares
  Surplus                            3,360,000       3,360,000
  Undivided Profits                 17,344,824      16,438,145
  Net Unrealized Gains/(Losses)
    Securities                        (161,881)        495,506

    TOTAL SHAREHOLDERS' EQUITY   $  23,903,010   $  23,653,651

    TOTAL LIABILITIES &
    SHAREHOLDERS'EQUITY          $ 217,078,023   $ 203,859,547


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.


             CORTLAND FIRST FINANCIAL CORPORATION

           Condensed Consolidated Statements of Income
                         (000'S Omitted)
                           (Unaudited)

                               Three Months Ended  Six Months Ended
                                     June 30,          June 30,
                                 1996    1995      1996     1995
Interest Income:
  Interest & fees on loans       $2,588  $2,632    $5,208   $5,175
  Interest on investment securities
                                  1,154   1,090     2,239    2,161
  Interest on Federal Funds sold    145     106       283      227
       TOTAL INTEREST INCOME     $3,887  $3,828    $7,730   $7,563

Interest Expense:
  Interest on deposits            1,548   1,473      3,064   2,889

       NET INTEREST INCOME       $2,339  $2,355     $4,666  $4,674

Provision for loan losses            58      75        133     150

       INTEREST INCOME AFTER
              PROV FOR LOSSES    $2,281  $2,280     $4,533  $4,524

Other Income:                       324     312        682     653

       TOTAL OPERATING INCOME    $2,605  $2,592     $5,215  $5,177

Non-interest expenses             1,621   1,693      3,297   3,362

       INCOME BEFORE INC TAXES     $984    $899     $1,918  $1,815

Income Taxes:                       266     258        534     521

       NET INCOME                  $718    $641     $1,384  $1,294

Net Income per Common Share       $ .36   $ .32      $ .69   $ .64
  (2,016,000 shares outstanding)
  (adjusted for stock split)

Consolidated Statement of Cash Flow (Unaudited)  (000's Omitted)
                                          Six Months Ended June 30,
                                                  1996      1995
OPERATING ACTIVITIES
     Net Income                                $  1,384  $  1,294
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Provision for loan losses                      133       150
     Provision for depreciation                     181       177
     Provision for deferred income taxes             44      (109)
     Amortization of investment security
        premiums (discounts), net                   196       206
     (Increase) Decrease in interest receivable     (38)      149
     (Increase) Decrease in other assets            (42)       81
     Increase (Decrease) in interest payable         (8)       (5)
     Increase (Decrease) in other liabilities        57      (194)
     Loss on disposition of investments &
       Other Real Estate Owned                       43         0

     NET CASH PROVIDED BY OPERATING ACTIVITIES
                                               $  1,950  $  1,749

INVESTING ACTIVITIES
     Proceeds from sales/maturities of
      investment securities                    $ 11,858  $ 11,084
     Purchase of investment securities          (21,240)  (12,034)
     Net (increase) decrease in credit card and
        short term loans                            120      (147)
     Longer-term loans sold                           0         0
     Net longer term loans originated            (1,093)      178
     Purchase of premises and equipment, net       (100)     (426)
     Proceeds from disposition of Other
        Real Estate Owned                            14         0

     NET CASH USED BY INVESTING ACTIVITIES      $(10,441) $ (1,345)

FINANCING ACTIVITIES
     Net increase (decrease) in demand
        deposits, NOW & savings                 $ 12,056  $   (953)
     Net proceeds from sales of
        certificates of deposits                   1,200     3,368
     Cash dividends                                 (477)     (302)

     NET CASH PROVIDED BY FINANCING ACTIVITIES  $ 12,779  $  2,113

     INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                      $  4,287  $  2,517

     Cash and cash equivalents at
         beginning of year                      $ 10,355  $ 12,717

     CASH AND CASH EQUIVALENTS AT END OF PERIOD $ 14,642  $ 15,234

Supplemental disclosures of cash flow information:

Cash paid during the year for:
          Interest on deposits and
             short term borrowings:             $  3,072  $  2,889
          Income taxes:                              543       696

Non Cash Investing Activities:                    (1,108)    1,507

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

B.   Investment Securities
                                                  June 30, 1996
                                         Available for Sale  Held to Maturity
U.S. Treasury securities and obligations
    of U.S. government corporations
    and agencies                             $41,925,570       $         0
Securities issued by State & Political
    subdivisions in the U.S                   22,473,409         5,363,485
Other securities (includes F.R. stock)         1,071,193                 0
Mortgage back securities                      12,482,402                 0

  TOTAL INVESTMENT SECURITIES                $77,952,574        $5,363,485


                                                December 31, 1995
                                        Available for Sale   Held to Maturity
U.S. Treasury securities and obligations
    of U.S. government corporations
    and agencies                             $40,924,445       $         0
Securities issued by State & Political
    subdivisions in the U.S.                  20,108,131         3,305,689
Other securities (includes F.R. stock)           462,640                 0
Mortgage backed securities                    10,461,311                 0

  TOTAL INVESTMENT SECURITIES                $71,956,527       $ 3,305,689

C.   Provision for Loan Loss
                                             June 30, 1996   June 30, 1995
       Balance at January 1                  $ 1,175,959       $ 1,225,737
       Provision for the year                    133,000           150,000
       Recoveries on loans                        27,264            36,669
          Total                                1,336,223         1,412,406
       Less loans charged off                     90,723           289,898
       Balance at June 30,                   $ 1,245,500       $ 1,122,508

     The appropriateness of allowance for loan losses is determined by quarterly detailed review of the loan portfolio.

PART 1.
ITEM 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS

Cortland First Financial Corporation is a one-bank holding company formed in 1986. Its only subsidiary and operating entity is First National Bank of Cortland, chartered in 1869. First National Bank of Cortland is an indepen-dent bank delivering financial services from its seven offices in Cortland, Cortlandville, Marathon, McGraw, Cincinnatus, Tully and Whitney Point, to its customers in Cortland, northern Broome, southern Onondaga counties and the surrounding area. The primary regulator of Cortland First Financial Corporation is the Federal Reserve Bank of New York, while its subsidiary, First National Bank of Cortland, is regulated by the Office of the Comptroller of the Currency in Washington, D.C.

Total assets of $217,078,023 have increased $13,218,476, or 6.5% from $203,859,547 on December 31, 1995. As a result of increased funding from deposits and a slow loan demand, management has increased the securities portfolio in held to maturity by $2,057,796 as well as securities available for sale by $5,996,047. The net unrealized losses on securities available for sale was $277,156, or .3% of the total portfolio as of June 30, 1996, which is reflected in the carrying value of those securities. Investment quality remains high. The Bank does not have a trading portfolio and does not anticipate having one in the future.

Net loans outstanding of $111,868,116 changed little during the quarter, up only .8% from year end. There was also no significant change in the various loan categories from December 31, 1995. Loan demand was slow during the first quarter, but has improved slightly during the second quarter. While the local economy is somewhat sluggish, the expansion of Buckbee Mears, a large manufacturer of video apertures, is anticipated to add several hundred jobs. With the relocation of our loan department into newly renovated and expanded quarters, our loan delivery system has been streamlined for more efficient customer service. Year to date net charge-offs of $63,459 represented a marked improvement over the same period last year when charge-offs reached $253,229 which included one large loss of $190,000. Our allowance for loan losses, which currently stands at 1.13% of total net loans, is reviewed on a quarterly basis and is judged to be sufficient to absorb the inherent loss in the portfolio.

Deposits increased $13,256,110, or more than 7% since December 31, 1995. Over 60% of this growth was in the traditional savings and money market accounts, while less than 10% was in the time deposit area, and demand deposit and NOW accounts represented the remaining 27%. This should result in about a 4% growth for the year based on averages.

On March 25, 1996 a three-for-one stock split was declared increasing the shares issued and outstanding from 672,000 to 2,016,000 and a reduction in the par value from $5 per share to $1.6667 per share. Dividends paid year to date amount to $.2367 per share compared to $.15 paid for the same period in 1995, as adjusted for the stock split. Shareholders' equity grew from $23,653,651 at year end to $23,903,010 as of June 30, 1996. Components of shareholders' equity reflect retention of net income of $906,746, as well as the change in net unrealized losses on securities of $657,387 as required by FAS 115 accounting treatment. The regulatory capital leverage ratio was 11.11% at June 30, 1996. Our risk based capital ratio of 21.15% was again more than twice the minimum requirement for the well capitalized level (10%) indicating a strong capital position. Book value per share increased by over 7% to $11.85 per share as of June 30, 1996 when compared to $11.06 per share on June 30, 1995 when adjusted for the stock split.

With a liquidity ratio of 28.18% and a volatile liability dependency ratio of
- -8.65%, sufficient liquidity exists to fund the needs of both depositors and borrowers. The Bank recently became a member of the Federal Home Loan Bank which will serve as an additional source of liquidity.

Trust department assets (book value) on June 30, 1996 amounted to $55,744,264 as compared to $57,542,873 at June 30, 1995. Trust assets are not part of the consolidated balance sheet. Our recently updated Trust services area provides expanded services and more convenience for our customers.

Net income for the second quarter of 1996 was $717,508, an increase of 11.9% from $641,450 from the same period of 1995, while net income year to date 1996 of $1,383,866 shows an increase of 6.9% from $1,294,584 for the first half of 1995 resulting in a return on average assets (ROA) of 1.30 at the end of the second quarter of 1996. Net interest income was $4,665,549, a decrease of .2% from the same period in 1995. Earning assets grew 6.7% from $189,355,005 at June 30, 1995 to $202,029,675, while interest income grew 2.2% due to decreases in the prime rate and lower yields available on investment securities replacing the higher yields on those maturing. These changes in interest income are the result of an increase due to volume of $340,000 offset by a reduction due to rates of $173,000 Interest bearing liabilities grew
6.7% from $156,400,162 as of June 30, 1995 to $166,805,613 at the period end resulting in an increase in interest expense of 6.1% from $2,889,191 to $3,064,211. Of this change in interest expense, $177,000 is due to the increase in volume while a change in rate accounted for a $2,000 decrease. With the cost of funds increasing from 3.70% in 1995 to 3.75% in 1996, and our yield on earning assets declining from 8.33% for the first half of 1995 to 8.09% for the comparable period in 1996, our net interest margin on earning assets continues to show a narrowing from 5.26% in 1995 to the current level of 5.01%. This trend is expected to ease if the economic predictions for modest increases in the prime rate are realized during the next two quarters of 1996. Other key ratios, based on averages, were loans to total deposits at 59.54% for the first six months in 1996 compared to 60.96% for the same period in 1995 and earning assets to total assets at 93.94% year to date 1996 compared to 93.58% for the first half of 1995.

Non-interest income of $682,205 increased by $29,196 on a year to date basis versus $653,009, while non-interest expense of $3,297,372 decreased by $64,498 over the same period in 1995 of $3,361,869. Trust income of $185,890 for 1996 year to date increased $38,347, or 26% over $147,543 for the comparable period in 1996. Service charge income showed a modest increase as well from $297,983 in 1995 to $312,749 in 1996. The single most significant factor in thereduction of non-interest expense is the recovery of the FDIC insurance fund resulting in the lowering of the premium payments from $195,919 year to date 1995 to $1,000 for the comparable period in 1996. This was offset in part by increases of over $57,000 in outside services expense, $18,634 in losses on disposition of other real estate owned, $33,000 in holding company expense and $24,000 in equipment maintenance. While our self-insured medical expense was down by approximately $57,000, the savings were offset by an increase in salary expense of $31,000 and an increase in other benefits expense of $21,000. Increases in our tax free income position allowed us to keep our income tax expense to a relatively modest increase of $12,540 over the comparable period in 1995. Net income per common share increased to $.69 year to date 1996 compared to $.64 in the same period for 1995, when adjusted for the stock split.

In our continuing commitment to expand our financial services and product offerings, Cortland First Financial Corporation anticipates the introduction of a debit card during the second half of 1996. Quality service and convenience for our customers are essential to our continued success which will translate to enhanced shareholder benefit.

PART 2.   OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

In April 1996, the Corporation noted that certain reports required by the Securities and Exchange Act of 1934 had inadvertently not been filed specifically, Forms 3, 4, and 5. Shortly after the discovery, the Corporation notified the Securities and Exchange Commission of these omissions. Since that date, the Corporation and the directors and officers have filed the omitted reports. As of the date hereof, no proceeding has been instituted against the Corporation or any of its officers or directors. Instead, the parties are attempting to resolve the matter administratively. In the event the matter cannot be resolved, a formal proceeding will likely be commenced.


ITEM 2-6. Not Applicable



                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CORTLAND FIRST FINANCIAL CORPORATION



   Date    August 12, 1996          / s /  David R. Alvord
                                             President


   Date    August 12, 1996         / s /  Bob Derksen
                                             Treasurer