Form 10-Q
period 1996-09-30
CORTLAND FIRST FINANCIAL CORP
filed 1996-11-14
CIK 796317

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarterly period ended September 30, 1996.
                                  or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    Yes X               No

Indicate the number of shares outstanding of the registrant's common stock on September 30, 1996: Common Stock, $1.6667 Par Value -- 2,016,000 shares.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                CORTLAND FIRST FINANCIAL CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                         September 30, 1996 December 31, 1995
                                             (Unaudited)          (Note)

ASSETS

          Cash and Due From Banks             $ 10,176,948       $  7,854,521
          Federal Funds Sold                       700,000          2,500,000
          Investment Securities
               Held to Maturity                  2,405,914          3,305,689
               Available for Sale               82,231,705         71,956,527
         (Market Value 84,639,411 & 75,267,155)
          Loans (Net of Unearned Discount of
            (3,874,049 & 3,662,724)            113,527,144        112,204,325
          Reserve for Possible Loan Losses      (1,252,489)        (1,175,959)
          Net Loans                            112,274,655        111,028,366

          Premises and Equipment                 3,204,748          3,303,196
          Other Real Estate                         15,000            135,397
          Other Assets                           3,910,914          3,775,851
            TOTAL ASSETS                      $214,919,884       $203,859,547

LIABILITIES

          Non-Interest Bearing Deposits       $ 23,383,892       $ 23,018,352
          Interest Bearing Deposits            165,170,834        155,427,200
                Total Deposits                 188,554,726        178,445,552

          Accrued Interest, Taxes, &
                Other Liabilities                  875,054            993,932
          Accrued Post-Retirement Benefits         819,144            766,412

            TOTAL LIABILITIES                  190,248,924        180,205,896

SHAREHOLDERS' EQUITY
          Common Stock (par value 5.00)          3,360,067          3,360,000
             Outstanding 2,016,000 shares
          Surplus                                3,360,000          3,360,000
          Undivided Profits                     17,850,736         16,438,145
          Net Unrealized Gains/(Losses)
             on Securities                         100,157            495,506

            TOTAL SHAREHOLDERS' EQUITY          24,670,960         23,653,651

            TOTAL LIABILITIES &
            SHAREHOLDERS' EQUITY              $214,919,884       $203,859,547

Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.


                 CORTLAND FIRST FINANCIAL CORPORATION

             Condensed Consolidated Statements of Income
                           (000's omitted)
                             (Unaudited)

                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                          1996    1995        1996       1995
Interest Income:
   Interest & fees on loans              $2,617  $2,645    $ 7,826     $ 7,820
   Interest on bank deposits                  0       0          0           0
   Interest on investment securities      1,221   1,092      3,460       3,253
   Interest on Federal Funds sold           113     110        395         338

             TOTAL INTEREST INCOME       $3,951  $3,847    $11,681     $11,411

Interest Expense:
   Interest on deposits                   1,557   1,447      4,622       4,336

             NET INTEREST INCOME         $2,394  $2,400    $ 7,059     $ 7,075

Provision for loan losses                    75      75        208         225
             INTEREST INCOME AFTER
                PROVISION FOR LOSSES     $2,319  $2,325    $ 6,851     $ 6,850

Other Income:                               403     362      1,086       1,015
Non-interest expenses                     1,668   1,703      4,966       5,065

             INCOME BEFORE INC TAXES     $1,054  $  984    $ 2,971     $ 2,800

Income Taxes:                               316     288        849         809

             NET INCOME                  $  738  $  696    $ 2,122     $ 1,991

Net Income per Common Share              $  .37  $  .35    $  1.05     $   .99
  (2,016,000 shares outstanding)

Consolidated Statement of Cash Flow (Unaudited)
                                                            (000's OMITTED)
                                                Nine Months Ended September 30,
                                                           1996      1995
OPERATING ACTIVITIES
        Net Income                                      $  2,122  $  1,991
Adjustments to reconcile net income to net cash provided
   by operating activities:
        Provision for loan losses                            208       225
        Provision for depreciation                           271       280
        Provision for deferred income taxes                   44      (109)
        Amortization of investment security premiums
          (discounts), net                                   290       300
        (Increase) Decrease in interest receivable           (28)       17
        (Increase) Decrease in other assets                  (79)     (513)
        Increase (Decrease) in interest payable              (19)        6
        Increase (Decrease) in other liabilities             222        31
        Loss on disposition of investments &
           Other Real Estate Owned                            68         0
             NET CASH PROVIDED BY OPERATING ACTIVITIES  $  3,099  $  2,228

INVESTING ACTIVITIES
        Proceeds from sales/maturities
           of investment securities                     $ 20,575  $ 16,234
        Purchase of investment securities                (30,929)  (16,972)
        Net (increase) decrease in credit card
           and short term loans                              120       105
        Longer-term loans sold                                 0       873
        Net longer term loans originated                  (1,574)   (2,185)
        Purchase of premises and equipment, net             (173)     (443)
        Proceeds from disposition of
           Other Real Estate Owned                            14         0
             NET CASH USED BY INVESTING ACTIVITIES      $(11,967) $ (2,388)

FINANCING ACTIVITIES
        Net increase (decrease) in demand deposits,
           NOW & savings                                $  9,940  $  2,630
        Net proceeds from sales of
           certificates of deposit                           169     4,046
        Cash dividends                                      (719)     (437)
             NET CASH PROVIDED BY FINANCING ACTIVITIES  $  9,390  $  6,239
             INCREASE (DECREASE) IN CASH AND
               CASH EQUIVALENTS                         $    522     6,079

        Cash and cash equivalents at beginning of year  $ 10,355  $ 12,717

             CASH AND CASH EQUIVALENTS AT END OF PERIOD $ 10,877  $ 18,796

Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest on deposits and short term borrowings:      $  4,640  $  4,330
   Income taxes:                                             803       986

Non Cash Investing Activities:
        Change in unrealized gain/(loss)
          on investment securities                          (664)    1,439

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

B.      Investment Securities

                                                        September 30, 1996
                                                         (000's omitted)
                                       Available for Sale     Held to Maturity

U.S. Treasury securities and obligations
     of U.S. government corporations
     and agencies                           $44,103,978       $         0
Securities issued by State & Political
  subdivisions in the U.S.                   24,246,308         2,405,914
Other securities (includes F.R. stock)          819,475                 0
Mortgage back securities                     13,061,944                 0

      TOTAL INVESTMENT SECURITIES           $82,231,705       $ 2,405,914

                                                        December 31, 1995
                                                         (000's omitted)
                                       Available for Sale     Held to Maturity
U.S. Treasury securities and obligations
     of U.S. government corporations
     and agencies                            $40,924,445       $         0
Securities issued by State & Political
  subdivisions in the U.S.                    20,108,131         3,305,689
Other securities (includes F.R. stock)           462,640                 0
Mortgage backed securities                    10,461,311                 0

       TOTAL INVESTMENT SECURITIES           $71,956,527       $ 3,305,689

C.      Provision for Loan Loss

                                       September 30, 1996   September 30, 1995
             Balance at January 1             $ 1,175,959       $ 1,225,737
             Provision for the year               208,000           225,000
             Recoveries on loans                   38,370            44,544
                 Total                          1,422,329         1,495,281
             Less loans charged off               169,840           329,168
             Balance at September 30,         $ 1,252,489       $ 1,166,113

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

   At the end of the third quarter 1996, total assets of $214,919,884 had increased $11,060,337, or 5.4% from $203,859,547 on December 31, 1995.
Increased funding from deposits has allowed management to increase the securities portfolio by $9,375,403 with available for sale securities increasing by $10,275,178 and a decrease in the held to maturity category of $899,775. Net unrealized gains on securities available for sale was $167,177, or .2% of the total portfolio as of September 30, 1996, which is reflected in the carrying value of those securities. Investment quality remains high with over 92% of the portfolio rated AAA or better. Of the remaining 8% of the portfolio, 5% are rated A or higher with the balance consisting of local municipal bonds for which we maintain financial data. There are no derivatives or structured notes in the investment portfolio. The Bank does not have a trading portfolio nor does it anticipate one in the future.

   Net loans outstanding of $112,274,655 increased 1.1% from year-end. No significant changes were seen in the various loan categories from December 31, 1995. Loan demand continued to show some improvement during the third quarter. While the local economy has been somewhat lethargic, the expansion of Buckbee Mears, a large manufacturer of video aperture masks, is anticipated to add 300 to 400 new jobs. With the relocation of our loan department into newly renovated and expanded quarters, our loan delivery system has been streamlined for more efficient customer service. The introduction of our loan-by-phone product during the third quarter has also enhanced the availability of our loan services. Year-to-date net charge-offs of $131,470 represent a marked improvement over the same period last year of $284,624 which included one large loan of $190,000. Our allowance for loan losses, which currently stands at 1.1% of total net loans, is reviewed on a quarterly basis and is judged to be sufficient to absorb any inherent loss in the portfolio.

   Deposits increased $10,109,174, or 5.7% since December 31, 1995. Over 80% of this growth was in the traditional savings and money market accounts, while less than 1% was attributable to time deposits, and the balance of the growth was in the NOW accounts. Forecasts indicate about a 5% growth for the year based on averages.

   On March 25, 1996, a three-for-one stock split was declared increasing the shares issued and outstanding from 672,000 to 2,016,000, and a reduction in the par value from $5 per share to $1.6667 per share was approved. Dividends paid year-to-date amount to $.3567 per share compared to $.2167 paid for the same period in 1995, as adjusted for the stock split. Shareholders' equity grew from $23,653,651 at December 31, 1995 to $24,670,960 as of September 30, 1996.
Components of shareholders' equity reflect retention of net income of $1,412,659 as well as a decrease in net unrealized gains on securities of $395,348 as required by FAS 115 accounting treatment. The regulatory capital leverage ratio was 11.24% at September 30, 1996, which was slightly higher than the September 1995 ratio of 11.19%. The leverage ratio represents the ratio of Tier 1 capital (stock, surplus, and retained earnings) to the average total assets for the quarter. Our Tier 1 risk based capital ratio of 21.49% was again more than twice the minimum requirement for institutions considered to be well capitalized. Book value per share increased by 4.4% to $12.24 per share, when adjusted for the stock split.

   Managing the asset and liability sensitivity position to achieve an acceptable balance of risk versus return is achieved through loans, investments, and retail deposits rather than reliance on swaps, futures, or off-balance sheet derivative products. The Asset and Liability Committee of the Bank is also responsible for assessing interest rate risk. This measurement provides a forward looking assessment regarding the impact interest rate movement may have on net interest income. Analysis indicates that the Bank is well positioned with minimal impact on income when subjected to a 200 basis point (2.00%) shock - the equivalent of an immediate increase or decrease of 2% in all interest rates on both assets and liabilities.

   The Bank manages its liquidity position by maintaining adequate cash levels to service normal customer demands. In addition, the investment portfolio provides funds from maturing instruments on a regular basis. While there are no known demands, commitments, events, or uncertainties which will result in any material increase or decrease of liquidity requirements, the Bank recently became a member of the Federal Home Loan Bank which will act as an additional source of funding. With a stable deposit base, the Bank is not dependent on volatile deposits (certificates of deposit larger than $100,000 - also known as jumbo CD's) which tend to be more market sensitive. Investments maturing within one year exceed the total jumbo CD deposits, thereby providing more than adequate coverage for any reduction in funding from this source. Federal funds sold, which also provide liquidity, averaged $8,525,000 during the third quarter.

   Trust Department assets (book value) on September 30, 1996 amounted to $60,770,774 as compared to $57,880,581 at September 30, 1995. Trust assets are not part of the consolidated balance sheet. Our recently updated Trust services area provides expanded services and more convenience for our customers.

   Net income for the third quarter of 1996 was $737,808, an increase of 6.0% from $695,948 from the same period of 1995, while net income year-to-date
1996 of $2,121,699 shows an increase of 6.6% from $1,990,583 for the comparable period in 1995, resulting in a return on average assets (ROA) of 1.32% for the nine months ended September 30, 1996. Net interest income was $7,059,346 for the nine months ended September 30, 1996, a decrease of $15,397 (.2%) from the same period in 1995. Earning assets grew 2.9% from $193,289,931 at September 30, 1995 to $198,864,763, while interest income grew only 2.7% on a taxable equivalent basis, due to decreases in the prime rate and lower yields available on investment securities replacing the higher yields on those maturing. These changes in interest income are the result of an increase due to volume of $589,000 which was offset by a reduction due to rates of $319,000. Interest bearing liabilities grew 2.6% from $161,054,413 as of September 30, 1995 to $165,170,834 at the period end resulting in an increase in interest expense of 6.6% from $4,336,377 to $4,621,370. Of this change in interest expense, $305,000 is due to the increase in volume while a change in rate accounted for a $20,000 decrease. With the cost of funds increasing from 3.70% in 1995 to 3.72% in 1996, and our yield on earning assets declining from 8.32% for the three quarters of 1995 to 8.05% for the comparable period in 1996, our net interest margin on earning assets continues to show a narrowing from 5.27% in 1995 to the current level of 4.99%. This tightening should slow since rates have remained relatively stable during the past few months. Other key ratios were: average loans to average deposits at 59.30% as of September 30, 1996 compared to 60.92% in 1995 and average earning assets to average total assets at 93.89% as of September 30, 1996 compared to 93.54% as of September 30, 1995.

   Non-interest income of $1,085,446 increased by $70,291 on a year-to-date basis versus $1,015,155, while non-interest expense of $4,965,505 decreased by $99,520 over the same period in 1995 of $5,065,025. Trust income of $288,436 for 1996 year-to-date increased $78,844, or 37.6% over $209,592 for the comparable period in 1996. Service charge income showed a modest increase as well from $456,203 in 1995 to $479,475 in 1996. The single most significant factor in the reduction of non-interest expense is the recapitalization of the Federal Deposit Insurance Corporation (FDIC) insurance fund resulting in the lowering of the premium payments from $185,134 year-to-date 1995 to $1,000 for the comparable period in 1996. Since the Bank meets the requirements for a well capitalized institution, it pays the lowest premium available. The FDIC insurance expense is expected to increase in 1997 by approximately $25,000 since Congress has mandated that the Bank Insurance Fund (BIF) must pay part of the interest on bonds which were issued to fund the deficit of the Savings Association Insurance Fund (SAIF). The current year savings on the FDIC insurance were offset in part by an increase of over $68,000 in outside services expense with $26,000 of that increase being the result of the outsourcing of the internal audit function. Additional increases were noted as follows: $13,000 in marketing and public relations expense, $43,993 in losses on disposition of other real estate owned, $36,000 in holding company expense, and over $46,000 in both equipment maintenance and depreciation expense.
Salary expense was maintained at the same level as the previous year since the above-mentioned audit changes allowed for more efficient allocation of personnel. Benefits expense saw a decrease of over $50,000 due to a reduction of $78,000 in our self-insured medical expense offset by small increases in post-retirement benefits expense as well as workmen's compensation and other deferred benefits. Provision for income taxes increased over $40,000 as compared to the same period for 1995. Net income per common share increased to $1.05 year-to-date 1996 compared to $.99 in the same period for 1995, when adjusted for the stock split.

   In a continuing commitment to provide the technology necessary to compete in the marketplace, the mainframe computer will be upgraded during the fourth quarter of 1996. This will allow for more efficient processing of data and provide the increased capacity to allow for the continued growth of our customer base.

   Our financial services and product offerings will be enhanced with the introduction of First National Bank of Cortland's debit card during October 1996, allowing our customers to access their checking account at all locations that honor the Visa card. Quality service and convenience for our customers are essential to our continued success which will translate to enhanced shareholder benefit.


PART 2.

ITEM 1.

   In April 1996, the Corporation noted that certain reports required by the Securities and Exchange Act of 1934 had inadvertently note been filed - specifically, Forms 3, 4, and 5. Shortly after the discovery, the Corporation notified the Securities and Exchange Commission of these omissions. Since that date, the Corporation and the directors and officers have filed the omitted reports. As of the date hereof, no proceeding has been instituted against the Corporation or any of its officers or directors. Instead, the parties are attempting to resolve the matter administratively. In the event the matter cannot be resolved, a formal proceeding will likely be commenced.


ITEM 2-6.    Not applicable



                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CORTLAND FIRST FINANCIAL CORPORATION




DATE  November 13, 1996
                                          David R. Alvord, President



DATE  November 13, 1996
                                          Bob Derksen, Treasurer