Form 10-K
period 1996-12-31
CORTLAND FIRST FINANCIAL CORP
filed 1997-03-26
CIK 796317

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1996

                                 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
        For the transition period from           to

                   Commission file number 0-15366

                CORTLAND FIRST FINANCIAL CORPORATION
       (Exact name of Registrant as specified in its charter)

State of incorporation: New York
I.R.S. Employer Identification No.: 16-1276885
Address of principal executive offices: 65 Main Street, Cortland,
NY  13045

Registrant's telephone number including area code: (607) 756-2831
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.6667 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes X                    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 25, 1997 was $42,935,895.

The number of shares outstanding of the Registrant's common stock on December 31, 1996: Common Stock, $1.6667 Par Value --- 2,016,000 shares.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders' meeting to be held March 31, 1997, are incorporated by reference in
Part III.

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

During 1997, we anticipate construction of a new facility to enhance the convenience of our Cincinnatus branch by including a drive-up ATM. In addition, First National Bank of Cortland will be opening the area's first in-store, full service bank branch in the Cortlandville Wal-Mart. Along with our network of traditional offices, ATMs, and off-site ATMs, this in-store branch will bring a new level of convenience to current and new First National customers.

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

Services Offered
In addition to providing the traditional loan and deposit services to its customers, the Bank also provides several specialized customer services including 24-hour automated teller machines in five locations: Main Office, 65 Main Street, Cortland; Groton Avenue Office, 1125 Groton Avenue, Cortlandville; Tully Office, Route 80 at I-81, Tully; Whitney Point Office on Route 11 in Whitney Point; and the Express Mart Mobil, Route 281, Homer; as well as 24-hour cash dispensing machines in our Marathon Office located at 14 East Main Street, Marathon, Cortland Memorial Hospital, Homer Avenue, Cortland, and the Pit Stop Travel Center at Exit 10 off of I-81. A full range of trust services including investment management, retirement plans, insurance trusts, financial planning, estate planning, and custodial (agency) accounts are handled by the Bank. Other banking services include annuities, safe deposit boxes, travelers checks, money orders, wire transfers, collections, and foreign exchange. Traditional deposit products include checking accounts, Negotiable order of withdrawal
(NOW) and savings accounts, time deposits, and individual retirement accounts. Lending services include residential, farm, business loans, Small Business Administration loans, installment loans, credit card loans, home equity loans, biweekly mortgages, auto, and student loans. We also initiated a Loan-By-Phone service ("Anytime Loans") enabling customers to file consumer loan
applications from any telephone, anywhere, anytime   24 hours a
day, seven days a week   using a toll-free telephone number.

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

The Changing Face of Banking
As people young and old find their lives filled with more and more to do and seemingly less time to do it, convenience is the watchword of the nineties. The changing world of financial services is really just a reflection of these changes in society. During 1996, First National Bank of Cortland customers enjoyed even greater convenience with the with the introduction of the FNBC debit card. Sometimes called a check card, this card looks just like a credit card but enables customers to pay for products and services by debiting their checking or savings account. It's convenient, time saving, appropriate technology that makes our customers' banking a lot more hassle-free and can help make their lives a little less hectic.

The Next Generation of Convenience
Banking by phone and personal computer (PC), including the ability to pay bills over the phone and computer lines, offers the next generation of convenience for FNBC customers. Electronic banking has been around for several years now, but the surge of popularity of touch tone phones and home PC's make it more attractive to banks and more appealing to their customers. These options are currently in the planning stages for implementation in the near future.


REVIEW OF THE YEAR 1996

    The results of operations for your Company in 1996 were very good.  The Company experienced moderate growth, achieving new records in assets, capitalization, and earnings.  Total assets of the Company grew to $219 million, an increase of $15.2 million, or about 7.5%, and total capital increased by $1.7 million to $25.4 million.  Net income of $2.8 million, or $1.41 per share, was the highest in the history of the Company, and was achieved in spite of declining net interest margins throughout most of the year.
Earnings were sufficient to post a return on average assets of
1.32%.
    In moves aimed at enhancing the value of your shares of common stock, the Board of Directors authorized a dividend reinvestment plan which was implemented in early 1996.  Available to most shareholders, the plan has proven to be popular with a growing number of shareholders interested in the opportunity to acquire additional shares of stock, automatically, with each dividend.
Separately, the shareholders approved a 3-for-1 stock split in
1996.  The split was completed in the second quarter.  Dividends paid to shareholders in 1996 were increased more than 15%,
resulting in the largest dividend payment in the history of the
Company with over $1 million paid to shareholders last year.  These moves underscore our mission of building maximum value for
shareholders while maintaining the highest standards of customer service and convenience.
    As people find their lives filled with more and more to do and seemingly less time to do it, convenience has become the watchword of the 90's.  The changing world of financial services is really just a reflection of these changes in society.
    In the age of information, people and businesses can't seem to get enough news and information.  And now, more than ever, people need more information on managing their money.  They want more access to their money.  And they want more control over their finances, be it the family budget or the corporate balance sheet.
    Banks can and must be a part of the answer, and First National
Bank of Cortland is well positioned to provide solutions with a personal touch.  First National Bank of Cortland will continue to be a dynamic force in the changing landscape of financial services.
    In 1996, we expanded our network of ATMs with three new off-site locations in Homer, New York at the Express-Mart Mobil, in Cortland at Cortland
Memorial Hospital, and at the Interstate 81 Exit 10 Pit Stop Travel Center. This brings our network of ATMs to seven convenient locations in and around Cortland County, more than any other financial
institution in the area.  We also initiated a Loan-By-Phone service
("Anytime Loans") enabling customers to file consumer loan
applications from any telephone, anywhere, anytime   24 hours a
day, seven days a week   using a toll-free telephone number.  And,
in October, we introduced our new Anytime Banker VISA Check Card, a debit card and ATM card, providing account access at ATMs and purchasing power at merchants wherever the VISA, MAC, or CIRRUS logos are displayed. Our customers can now get cash or pay for merchandise from their checking account around the county or around the world without the hassle of writing a check. The response to this card has been very enthusiastic. It's a product designed with today's customer in mind.
    To help prepare for the future, the Board of Directors authorized a significant expenditure to upgrade the Bank's computer system. This was accomplished with our installation of the state-of-the-art
Unisys NX 4601-31N platform in November 1996. This installation is critical to fulfilling many elements of the Bank's strategic plan, including: local and wide area networks, branch automation, personal computer and telephone banking, voice response, and the ability to pay bills over the telephone in 1997-98.
    Our customers will enjoy the convenience of banking at home, whenever they want, day or night. They will have complete access to their banking information with the assurance that all transactions are confidential and safe.
    Customer convenience will be further enhanced in 1997 with the opening of our new Wal-Mart in-store branch targeted for opening in the first quarter of 1997. The branch will be located just inside the front door of the Cortlandville Wal-Mart and will offer full-service banking, expanded hours, and an Anytime Banker ATM. We also plan to relocate the Cincinnatus office to provide added convenience to our customers and staff in the Cincinnatus area.
    Our Trust and Investment Services Department is ready to offer competitive new products and services in 1997, including a new 401-K product being launched in the first quarter. Our highly trained and competent staff are available to provide investment counseling and work with customers to design and plan their financial future.

    There were several promotions in 1996: Suzanne Wasley, formerly Internal Auditor, was named Assistant Vice President and Assistant Operations Officer; Joyce Blakeman was named Assistant Cashier and Manager of the Cincinnatus office; and Chris Hotchkiss, Manager of the Marathon office, was promoted to Assistant Cashier. Mary Coye-Robillard, long-time employee and Manager of the Groton Avenue office, was appointed Assistant Vice President and Manager of Consumer Lending; Jeffrey Armstrong was named Manager of the Groton Avenue office; and William McLaughlin, Loan Review Officer, assumed additional responsibility as supervisor of the Credit/Collateral Department.
    In 1996, we took what, in upstate New York, may be an unusual step by outsourcing our internal audit function. We contracted with the Liverpool CPA firm of Kane, Bowles & Moore, P.C. to perform our ongoing internal audit. This has enabled us to expand our audit coverage with a team of highly qualified certified public accountants in a cost-effective manner. This has proven to be a very positive move.
    For First National Bank of Cortland, the year 1996 was notable on several counts. With excellent financial performance, new product offerings, and a highly competent staff, the Bank is positioned to make significant investments in new technology to prepare not only for 1997-98 but also for banking in the new millennium. The costs are not inconsequential, but, by preparing now, we are building the foundation for the next 125 years.

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

No matters were submitted for security holder vote during the fourth quarter of 1996.

PART II

Item 5 -- Market for Registrant's Common Stock and Related
Shareholders Matters

Common Stock Data:
The common stock of Cortland First Financial Corporation is inactively traded in the over-the-counter market. Market makers for the stock are Ryan, Beck & Company (800-342-2325), Monroe Securities, Inc. (716-546-5560), and First Albany Corporation (800-336-3245). There were 539 shareholders of record as of December 31, 1996. Stock prices below are based on low "offer" prices and high "bid" prices for the quarter.

1996                  High        Low    Dividend Paid
1st Quarter         $ 17.00     $ 16.875 $ .117*
2nd Quarter           19.00       18.00    .12
3rd Quarter           19.00       18.875   .12
4th Quarter           19.75       19.00    .14

1995*                 High        Low    Dividend Paid
1st Quarter         $ 18.08     $ 17.58  $ .083
2nd Quarter           17.92       17.42    .067
3rd Quarter           17.75       17.17    .067
4th Quarter           17.67       17.00    .216

*Restated to reflect 3-for-1 stock split.

The transfer agent for the company stock is American Stock Transfer & Trust Company. They can be contacted at the address below:

Registrar and Transfer Agent
American Stock Transfer & Trust Company
40 Wall Street - 46th Floor
New York, NY  10005

Automatic Dividend Reinvestment Plan
This plan is administered by ASTC, as your agent. It offers a convenient way for shareholders to increase their investment in CFFC. The plan enables certain shareholders to reinvest all or part of their common stock dividends in additional shares of CFFC common stock without paying brokerage commissions or service charges. Shareholders who are interested in this program may receive a Plan Prospectus and enrollment card by writing or calling ASTC Dividend Reinvestment at 1-800-278-4353.

Item 6 -- Selected Financial Data
Five Year Comparative Summary (In thousands of dollars)

Assets and Deposits           1996      1995     1994     1993      1992
Loans                         $112,361  $111,028 $108,683 $104,619  $101,669
Securities                      84,128    75,262   70,380   67,587    65,523
Deposits                       191,838   178,446  176,967  167,302   167,261
Total Assets                   219,072   203,860  198,759  188,683   186,090
Trust Dept Assets               61,924    56,359   49,872   50,130    47,128
(not included in Total Assets)
Shareholders' Equity            25,378    23,654   20,424   20,063    17,526
(Capital, Surplus & Shareholders Equity)

Operating Income & Expenses
Total Interest Income           15,632    15,224   14,314   14,292    14,706
Total Interest Exp               6,220     5,848    4,725    5,013     6,058
Net Interest Income              9,412     9,376    9,589    9,279     8,648
Provision for Possible
Loan Losses                        283       300      300      300       305
Net Interest Income
after Provision for
Possible Loan Losses             9,129     9,076    9,289    8,979     8,343
Other Operating Inc              1,523     1,446    1,370    1,303     1,241
Total Operating Inc             10,652    10,522   10,659   10,282     9,584

Salaries & Benefits              3,625     3,695    3,596    3,343     3,163
Occupancy & Equipment
Expense                          1,100     1,070    1,099    1,005       891
Other Operating Exp              1,953     1,935    2,096    2,042     1,884
Total Operating Exp              6,678     6,700    6,791    6,390     5,938

Income Before Taxes              3,974     3,822    3,868    3,892     3,646
Provision for Taxes              1,128     1,089    1,178    1,163     1,118
Income Before
Acct. Change                     2,846     2,733    2,690    2,729     2,528
Cumulative Effect of
  Adopting Accrual Basis
  Accounting for Postretirement
    Benefits                     ----      ----     ----     ----        320
Net Income                    $  2,846     2,733    2,690 $  2,729  $  2,208

Per-Share Statistics
  (adjusted for stock split)
Net Income                    $   1.41  $   1.36 $   1.33 $   1.35  $  1.10
Book Value at Year End           12.59     11.73    10.13     9.95     8.69
Cash Dividends Paid               .497      .433     .417      .400    .342

Item 7 -- Management's Discussion and Analysis of Financial
Condition and Results of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The purpose of this discussion is to provide the reader with information designed to understand the financial statements included herewith and to provide information as to material events or changes which affected the financial condition or results of operation since December 31, 1995. This discussion will, in general, not repeat numerical information contained in the financial statement, since these changes are readily computable. References below to "Bank" refer to First National Bank of Cortland.

SHAREHOLDERS' EQUITY
At the Annual Meeting of Shareholders held on March 25, 1996, a proprosal to amend the Company's Certificate of Incorporation to reduce the par value of the then authorized 3,000,000 shares of common stock, both issued and unissued, from $5.00 per share to $1.6667 per share, and to change each share of common stock presently issued into three shares of common stock at $1.6667 per share, was approved.

The Company continues to add approximately 65% of its net income to retained earnings with the remainder being paid in the form of dividends to shareholders. Cash dividends paid to shareholders in 1995 and 1996 were $873,600 and $1,001,280, respectively.

Unrealized net gains on investment securities resulting from changes in the investment portfolio and general market conditions was reduced from $495,506 at year-end 1995 to $374,768 at year-end 1996. Changes in the unrealized gains/losses affect the capital ratios even though they are, in fact, not realized.

Changes in the components of the Company's capital resulted in an increase in book value per share from $11.73 at year-end 1995 to $12.59 at year-end 1996. The ratio of capital to risk weighted assets continues to exceed the regulatory requirements for well-capitalized banks as indicated.


LIQUIDITY
Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Bank was a net seller of federal funds in the amount of $9,049,000 on a daily average basis. The investment portfolio provides liquidity from
maturing instruments on a regular basis   97.2% is available for
sale, and 70.6% matures in less than five years. The Bank also enjoys a nearly $22 million credit facility with the Federal Home Loan Bank of New York. With a stable deposit base, the Bank is not dependent on volatile deposits (certificates of deposit greater than $100,000, also known as jumbo CD's) which tend to be more market sensitive. Investments maturing in one year exceed the total jumbo certificates of deposit, thereby providing adequate coverage for any reduction in funding from this source. At year-end, the ratio of net liquid assets to net deposits amounted to 31.10%, further indicating a high level of liquidity.

ASSET-LIABILITY MANAGEMENT
Managing the asset and liability sensitivity position to achieve an acceptable balance of risk versus return is achieved through loans, investments, and retail deposits rather than reliance on swaps, futures, or off-balance-sheet derivative products. The Asset-Liability Committee of the Bank manages the position in addition to its role in assessing interest rate risk. Interest rate risk management provides a forward looking assessment of the impact that movement in rates may have on net interest income. An analysis, performed monthly, indicates that the Bank is positioned so as to minimize the impact on income when rates are subjected to an immediate increase or decrease of 200 basis points in all interest rates on assets and liabilities.

RESULTS OF OPERATIONS
Net income per share increased from $1.36 in 1995 to $1.41 in 1996. Several factors affected this 4.15% increase in net income. Salaries, wages, and employee benefit costs were reduced in 1996 due in large measure to reduced health benefit costs and implementation of the planned outsourcing of internal audit activities. The expense for advertising, communications, and supplies increased due to the production and promotion of new
product offerings   principally the Anytime Banker  Check Card and
the Loan-By-Phone service. A new computer, installed in November 1996, is responsible for increased computer and equipment expense between 1995 and 1996. An increase in audit, legal, and outside services expense was attributed to the employment of consultants to perform internal audit activities and to the cost of expansion of the ATM network. A decrease in FDIC insurance of $201,578 was part of the nation-wide reduction in FDIC insurance costs for well-capitalized banks.

The Bank planned the sale of certain securities in 1996 realizing a loss of $23,907; however, this was offset by increased yields on new investments which will further enhance income in succeeding years.

Net interest margins were impacted unfavorably in 1996 by general movements in the market. During the year the yield on earning assets declined more rapidly than the cost of funds, resulting in an overall reduction in the net interest margin of 25 basis points. The net interest margin for the year was 4.98%. Loan demand in the markets served by the Bank continued to be soft in 1996 due principally to the continuing relatively soft economy of the area.

The loan portfolio continues to be of high quality when compared with industry peer groups. The adequacy of the allowance for loan and lease losses is evaluated quarterly and is judged to be sufficient to absorb any inherent losses in the portfolio.

Trust and Investment services provide substantial income to the Bank and are considered important to further revenue growth.
Staffed by well-trained, highly competent people, this department offers a full spectrum of fiduciary services on a highly personalized basis. Income from that department increased 19.4% in 1996. Trust assets are not part of the consolidated balance sheets.

On a daily average basis, total deposits during 1996 amounted to $189,669,284, compared to $179,981,471 in 1995, an increase of
$9,687,813 or 5.4%. Much of the gain was in higher cost certificates of deposit. Our preliminary budget projection for 1997 anticipates continued growth in deposits in the 4-4.5% range.

Investment quality remains high with 90% of the Bank's securities portfolio rated AAA or better. Of the remaining 10%, 6% are rated A or better with the balance consisting of non-rated, local municipal bonds for which we maintain financial data. There are no derivatives or structured notes in the investment portfolio. The Bank does not have a trading portfolio and does not anticipate having one in the future.

In a continuing commitment to provide the technology necessary to compete in the marketplace, our mainframe computer was upgraded in November 1996, allowing for expanded capacity. Among other benefits, this will allow us to begin the networking process to link our locations which will enhance our customer service capabilities. The new computer will also allow for more efficient processing of data and provide increased capacity for growth.

RISK ASSESSMENT
Risk is the potential that unexpected and unanticipated events may have an adverse impact on the Bank's capital or earnings. The Office of the Comptroller of the Currency has defined several categories of risk for supervisory purposes. Management assesses and evaluates its exposure to these risk categories.

Credit risk: Credit risk arises from an obligor's potential failure to meet the terms of any loan or contract with the Bank or otherwise fail to perform as agreed. The Bank has determined that credit risk is low due to the quality of the loan and investment portfolio.

Interest rate risk: Interest rate risk arises from the movement in market interest rates and the impact that such movement may have on the Bank's capital and earnings. The most recent internal analysis indicates that net income would decrease by $322,000 if interest rates increase by 200 basis points, and increase by $154,000 if interest rates decrease by 200 basis points. The Bank's risk-based capital would continue to be sufficient to be regarded as a well-capitalized bank in the scenario described above; therefore, the Bank deems the risk exposure to be low.

Liquidity risk: Liquidity risk arises from a bank's inability to meet its obligations when they become due, without incurring unacceptable losses. Liquidity risk is considered low.

Transaction risk: Transaction risk arises from problems with service or product delivery. The Bank's systems and procedures are deemed adequate to assess transaction risk as low.

Compliance risk: Compliance risk arises from failure to comply with laws and regulations. Again, system and procedures combined with ongoing internal surveillance are deemed sufficient to assess the risk as low.

Strategic risk: Strategic risk arises from adverse business decisions or improper implementation of those decisions. The Bank's Board of Directors, President, and all Vice Presidents are involved in the strategic planning process. Managerial capacities and capabilities, and Board oversight are deemed adequate to mitigate strategic risk.

Reputation risk: Reputation risk arises from serious negative public opinion. The Bank exercises an abundance of caution and diligence in managing its affairs so as to minimize consequences of reputation risk.

Item 8 -- Financial Statements and Supplementary Data
The consolidated financial statements, footnotes, and supplementary data follow:
CONSOLIDATED BALANCE SHEETS                  Dec. 31, 1996 Dec. 31, 1995
ASSETS
Cash and due from banks                     $ 10,499,851  $  7,854,521
Federal funds sold                             4,900,000     2,500,000
Total Cash and Cash Equivalents               15,399,851    10,354,521

Held to maturity investment securities         2,377,788     3,305,689
Available for sale investment securities      81,750,581    71,956,527
Total Investment Securities                   84,128,369    75,262,216
 (fair value - $84,141,362 for 1996
  and $75,267,155 for 1995)

Commercial and agricultural loans             20,892,312    22,036,285
Real estate loans                             64,738,861    63,415,248
Installment loans                             25,611,633    24,645,926
Other loans                                    6,163,608     5,769,590
Total Loans                                  117,406,414   115,867,049

Less: Unearned income                          3,774,128     3,662,724
Less: Allowance for possible
  loan losses                                  1,270,798     1,175,959
Net Loans                                    112,361,488   111,028,366

Bank premises, furniture
  and equipment                                3,341,627     3,303,196
Accrued interest receivable                    1,588,702     1,701,108
Other real estate owned                             ----       135,397
Other assets                                   2,252,241     2,074,743
Total Assets                                $219,072,278  $203,859,547

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits               $ 22,802,077  $ 23,018,352
Interest bearing deposits                    169,035,872   155,427,200
Total Deposits                               191,837,949   178,445,552

Accrued interest, taxes and
  other liabilities                            1,021,505       993,932
Accrued postretirement benefits                  835,029       766,412
Total Liabilities                            193,694,483   180,205,896

Shareholders' equity: Common stock - par value $1.6667 a share;
  3,000,000 shares authorized;
  2,016,000 shares issued and outstanding
  for 1996 and 1995 respectively               3,360,067     3,360,000
Surplus                                        3,360,000     3,360,000
Undivided profits                             18,282,960    16,438,145
Unrealized net gain/(loss) on
  investment securities                          374,768       495,506
Total Shareholders' Equity                    25,377,795    23,653,651
Total Liabilities and
  Shareholders' Equity                      $219,072,278  $203,859,547

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME:
INTEREST INCOME                    Dec. 31, 1996 Dec. 31, 1995  Dec. 31, 1994
Interest and fees on loans         $10,453,073   $10,456,163    $ 9,965,487
Interest on investment securities:
  U.S. Treasury                      1,728,913     1,731,430      1,873,295
  U.S. Government Agencies           1,679,912     1,457,322      1,194,953
  State and political
    subdivisions                     1,255,577     1,108,042        934,710
  Other                                 35,642        14,361          9,236
Interest on federal
  funds sold                           479,227       456,177        336,684
Total Interest Income               15,632,344    15,223,495     14,314,365

INTEREST EXPENSE
Interest on deposits                 6,220,102     5,847,933      4,724,891
Interest on short-term
  borrowings                            ----          ----              315

Total Interest Expense               6,220,102     5,847,933      4,725,206

Net Interest Income                  9,412,242     9,375,562      9,589,159

Provision for possible
  loan losses                          283,000       300,000        300,000
Net Interest Income After
  Provision For Loan Losses          9,129,242     9,075,562      9,289,159

OTHER INCOME
Trust department services              440,260       368,716        326,279
Deposit accounts service
  charges                              641,484       612,448        586,947
Investment securities
  gains/(losses)                       (23,907)       ----           ----
Other operating income                 465,066       464,946        456,045

Total Other Income                   1,522,903     1,446,110      1,369,271

Total Operating Income              10,652,145    10,521,672     10,658,430

OTHER EXPENSES
Salaries, wages and
  employee benefits                  3,624,569     3,694,682      3,595,566
Supplies, advertising and
communications expense                 600,344       567,019        569,601
Occupancy exp of premises              503,282       522,673        505,396
Computer and equipment
  expense                              597,640       547,230        593,697
Legal, audit and other
  outside services                     967,309       867,075        804,283
Other operating expense                385,039       501,525        722,176

Total Other Expenses                 6,678,183     6,700,204      6,790,719
Income Before Income Taxes           3,973,962     3,821,468      3,867,711
Provision for income taxes           1,127,800     1,088,600      1,177,850

Net Income                         $ 2,846,162   $ 2,732,868    $ 2,689,861

Net income per common share              $1.41         $1.36*         $1.33*

* Adjusted for stock split (3-for-1) 3/96.

The accompanying notes are an integral part of the consolidated financial statements.
CONSOLIDATED STATEMENT OF CASH FLOWS:
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES
   Year ended: Dec. 31,              1996           1995          1994
Net income                           $ 2,846,162    $ 2,732,868   $ 2,689,861
Adjustments to reconcile net
income to net cash provided by
operating activities:
  Provision for loan losses              283,000        300,000       300,000
  Provision for depreciation             379,150        383,486       423,797
  (Benefit) Provision for
    deferred income taxes                (89,805)        15,198      (135,768)
  Amortization of investment
    security premiums
    (discounts), net                     380,592        391,207       511,526
  Realized investment security
    (gains) losses                        23,907          ----          ----
  Loss (gain) on disposal of
    bank equipment                        17,800          ----          ----
  Loss (gain) on disposal of
    other real estate                     57,006          ----          ----
  (Increase) decrease in
    interest receivable                  112,406         10,128      (237,481)
  (Increase) decrease in
    other assets                         (87,694)      (293,608)     (365,249)
  Increase (decrease) in
    interest payable                       7,999         37,301        10,876
  Increase (decrease) in other
    liabilities                          173,088         19,205       252,782
Net Cash Provided by
  Operating Activities               $ 4,103,611    $ 3,595,785   $ 3,450,344


INVESTING ACTIVITIES
Proceeds from maturities of
  investment securities,
  available for sale                $ 17,544,275   $ 13,159,859  $ 11,794,119
Proceeds from maturities of
  investment securities,
  held to maturity                     6,633,032      7,250,998     5,074,752
Proceeds from sales of
  investment securities                  975,390          ----          ----
Purchase of investment securities,
  available for sale                 (29,897,388)   (20,254,059) (10,904,485)
Purchase of investment securities,
  held to maturity                    (4,731,598)    (3,119,163) (11,779,528)
Net (increase) decrease in
  credit card and other
  short-term loans                        67,022         28,380        96,822
Longer-term loans sold                     ----         972,410       791,272
Net longer-term loans                 (1,683,145)    (3,646,168)  (5,251,934)
  originated
Purchases of premises and
  equipment, net                        (435,381)      (483,664)    (426,221)
Proceeds from disposition of
  other real estate                       78,395          ----          ----
Net Cash Used by Investing
  Activities                         (11,449,398)    (6,091,407) (10,605,203)

FINANCING ACTIVITIES
   Year ended: Dec. 31,              1996           1995          1994
Net increase (decrease) in
  demand deposits, NOW accounts
  and savings accounts                 8,142,380     (8,042,267)    4,789,101
Net increase (decrease) in
  certificates of deposit              5,250,017      9,520,416     4,876,118
Net increase (decrease) in
  short-term borrowings                   ----            ----       (211,743)
Cash dividends                        (1,001,280)      (873,600)     (840,000)
Net Cash Provided (Used)
  by Financing Activities             12,391,117        604,549     8,613,476
Increase (Decrease) in Cash
  and Cash Equivalents                 5,045,330     (1,891,073)    1,458,617
Cash and cash equivalents at
  beginning of year                   10,354,521     12,245,594    10,786,977
Cash and Cash Equivalents
  at End of Year                      15,399,851     10,354,521    12,245,594
Supplemental Disclosures of
  Cash Flow Information:
Cash paid during the year for:
  Interest on deposits and
    short-term borrowings              6,212,103      5,810,632     4,714,328
  Income taxes                         1,083,086      1,260,503     1,245,567
Non-cash investing activity:
  Unrealized gain/(losses) on
  investment securities                 (205,635)     2,311,005    (2,511,003)

The accompanying notes are an integral part of the consolidated financial statements.



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY:

                                                        Unrealized
                                                        Investment
For the years ended    Common               Undivided   Securities
Dec. 31, 1996, 1995,   Stock     Surplus    Profits     Gains/Losses   Total
1994
Balance at
January 1, 1994   $3,360,000  $3,360,000  $12,729,016 $  613,547   $20,062,563

Net income for year                         2,689,861                2,689,861
Change in unrealized
  net gain/(loss) on
  investment securities                                (1,488,867)  (1,488,867)
Cash dividends,
$.4166 per share*                            (840,000)                (840,000)
Balance at
December 31, 1994 $3,360,000  $3,360,000  $14,578,877  $ (875,320) $20,423,557

Net income for the year                     2,732,868                2,732,868
Change in unrealized
  net gain/(loss) on
  investment securities                                 1,370,826    1,370,826
  Cash dividends,
$.4333 per share*                            (873,600)                (873,600)
Balance at
December 31, 1995 $3,360,000  $3,360,000  $16,438,145  $  495,506  $23,653,651

Net income for the year                     2,846,162                2,846,162
Change par value
  to $1.6667              67                      (67)
Change in unrealized
  net gain/(loss) on
  investment securities                                  (120,738)    (120,738)
Cash dividends,
$.4966 per share*                          (1,001,280)              (1,001,280)
Balance at
December 31, 1996 $3,360,067  $3,360,000  $18,282,960  $  374,768  $25,377,795

* Restated to reflect 3-for-1 stock split 3/96.

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended Dec. 31, 1996, 1995, 1994

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

The following sets forth the plan's funded status reconciled with the amounts reported in the company's statement of financial position at December 31, for the combined medical and life insurance plans:

Accumulated postretirement benefit obligation (APBO):
                                         1996         1995
Retirees                                 $317,024     $326,446
Fully eligible active plan
  participants                            109,686       70,879
Other active plan participants            416,015      398,158
Total APBO                                842,725      795,483
Plan assets at fair value                   ----         ----
Unrecognized net loss                      (7,696)     (29,071)
Accrued postretirement benefit
  obligation                             $835,029     $766,412

Net periodic postretirement
  benefit cost included the
  following components:                     1996         1995         1994
Service cost                             $ 35,638     $ 31,778    $ 30,568
Interest cost                              56,187       53,314      62,234
Net periodic postretirement
  benefit cost                           $ 91,825     $ 85,092    $ 92,802

An 11% annual rate of increase in the per capita costs of covered health care benefits was assumed for 1996, gradually decreasing to 5.0% by the year 2046. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by $113,995 and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1996 by $16,130. A discount rate of 7.25% was used to determine the accumulated postretirement benefit obligation.

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

Off-balance sheet instruments: Off-balance sheet financial instruments consist of standby letters of credit, with fair value based on fees currently charged to enter into agreements with similar terms and credit quality.
The net approximate carrying
amounts and fair values of financial instruments are as follows:


                                      (In thousands of dollars)
                     Dec. 31, 1996   Dec. 31, 1996  Dec. 31, 1995  Dec. 31, 1995

Financial Assets:        Carrying Amt   Fair Value  Carrying Amt  Fair Value
Cash and cash equivalent    $ 14,955     $ 14,955     $ 10,355    $ 10,355
Investment securities         84,128       84,141       75,262      75,267
Loans                        113,632        ----       112,204       ----
Allowance for loan losses     (1,271)       ----        (1,176)      ----
Net Loans                    112,361      111,070      111,028     112,302
Total financial assets      $211,444     $210,166     $196,645    $197,924

Financial Liabilities:
Deposits                    $191,838     $187,665     $178,446    $178,910
Total financial liabilities $191,838     $187,665     $178,446    $178,910

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

Interest on Loans: Unearned income on certain installment loans is taken into income on the actuarial method. Interest on all other loans is based upon the principal amount outstanding. Interest on loans is accrued except when in management's opinion the collectibility of principal or interest is doubtful, at which time the accrual of interest on the loan is discontinued.

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

Income Taxes: Income tax expense consists of currently payable and deferred income taxes which are based upon temporary differences between financial accounting and tax bases of assets and liabilities as measured by tax rates which are anticipated to be in effect when these differences are reversed. The deferred tax provision is the result of the net change in the deferred tax assets and liabilities.

Retirement Benefits: The Bank has a defined contribution pension plan, administered by its Trust Department, for all eligible employees. Contributions to the plan are determined based upon percentages of compensation for eligible employees and are funded as accrued. Pension expense for 1996, 1995, and 1994 was $109,295, $128,129, and $97,101, respectively.
   The Bank also has a defined contribution 401(k) savings plan, administered by its Trust Department, for all eligible employees. Contributions to the plan are determined by the Board of Directors, at its discretion, and are funded as accrued. Up to certain limitations, employees may also contribute to this plan. Expense under this plan was $98,072 in 1996, $94,752 in 1995, and $81,523 in 1994.
   The Bank maintains a supplemental retirement plan for its President and Chief Executive Officer. The Bank has segregated assets which are managed by its Trust Department to fund the estimated benefit liability upon retirement. Plan expense of $59,547, $80,213, and $58,005 was recognized for the years ended December 31, 1996, 1995, and 1994, respectively.

Stock Split: During March 1996, the Company effected a three-for-one stock split through the issuance of one additional share of $1.6667 par value common stock for every share then outstanding.

Per-Share Amounts: Earnings per share are computed on the basis of weighted average shares outstanding, retroactively adjusted for the stock split (2,016,000 for 1996, 1995, and 1994). Cash dividends per share are based on declared rates.

INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities at December 31, 1996 and 1995 are as follows:
                               Amortized  Gross Unreal- Gross Unreal-Estimated
                                Cost       ized Gains    ized Losses Fair Value
Held-to-Maturity Portfolio - 1996
Obligations of states and
  political subdivisions      $ 2,377,788  $   13,818   $   825    $ 2,390,781
Totals                        $ 2,377,788  $   13,818   $   825    $ 2,390,781

Available-for-Sale Portfolio - 1996
U.S. Treasury securities and
  obligations of U.S. government
  corporation and agencies    $41,851,768  $  311,468   $ 75,560   $42,087,676
Obligations of states and
  political subdivisions       24,566,311     439,691     94,234    24,911,768
Other debt securities             819,475       ----       ----        819,475
Mortgage-backed securities     13,887,486     124,796     80,620    13,931,662
Totals                         81,125,040     875,955    250,414    81,750,581
Grand total                   $83,502,828  $  889,773   $251,239   $84,141,362


Held-to-Maturity Portfolio - 1995
Obligations of states and
  political subdivisions      $ 3,305,689  $    5,752   $    813   $ 3,310,628
Totals                        $ 3,305,689  $    5,752   $    813   $ 3,310,628

Available-for-Sale Portfolio - 1995
U.S. Treasury securities and
  obligations of U.S. government
  corporation and agencies    $40,521,437  $  472,260   $ 69,252   $40,924,445
Obligations of states and
  political subdivisions       19,701,984     462,965     56,818    20,108,131
Other debt securities             461,025       1,615      ----        462,640
Mortgage-backed securities     10,440,905     117,793     97,387    10,461,311
Totals                         71,125,351   1,054,633    223,457    71,956,527
Grand total                   $74,431,040  $1,060,385   $224,270   $75,267,155

During 1995, the Bank transferred investment securities with an amortized cost of $24,505,992 and unrealized net gains of $494,820 from held to maturity to available for sale. These transfers were made pursuant to the Financial Accounting Standards Board's "Guide to Implementation of Statement
115," and the Bank's prevailing financial management objectives.
   At December 31, 1996, securities having a book value of $46,532,680 were pledged to collateralize public fund deposits as required by law.

The amortized cost and estimated market value of investment securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                Held-to-Maturity Portfolio        Available-for-Sale Portfolio
             Amortized Cost  Est. Fair Value   Amortized Cost  Est. Fair Value

Due in one year   $ 1,479,589     $ 1,479,587      $12,509,397     $12,519,352
Due after one year
  through five years  135,799         137,009       45,258,570      45,682,809
Due after five years
  through ten years   762,400         774,185       16,952,946      17,119,922
Due after ten years      ----            ----        6,404,127       6,428,498
Total             $ 2,377,788     $ 2,390,781      $81,125,040     $81,750,581


ALLOWANCE FOR POSSIBLE LOAN LOSSES
Changes in the loan loss allowance during the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

                                    1996            1995            1994
Balance at January 1           $1,175,959      $1,225,737      $ 1,079,689
Provision for the year            283,000         300,000          300,000
Recoveries on loans                73,363          63,140           91,113
Subtotal                        1,532,322       1,588,877        1,470,802
Less: Loans charged off           261,524         412,918          245,065
Balance at December 31         $1,270,798      $1,175,959        1,225,737

As of December 31, 1996 and 1995, the Bank had no impaired loans for which specific valuation allowances were recorded.

BANK PREMISES, FURNITURE AND EQUIPMENT
Bank premises, furniture and equipment are comprised of the following:
                                                1996            1995
Land                                       $   506,975     $   506,975
Bank premises                                3,118,912       3,118,912
Furniture and equipment                      3,121,613       2,770,685
Subtotal                                     6,747,500       6,396,572
Less: Accumulated depreciation               3,405,873       3,093,376
Total                                      $ 3,341,627     $ 3,303,196

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

Financial instruments whose contract amounts represent credit risk:

                                                    Contract Amount
                                              1996            1995
Commitments to extend credit              $17,169,306      $15,444,188
Standby letters of credit                 $ 1,003,814      $ 1,318,344

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
    Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.
    The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since the letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
    For both commitments to extend credit and letters of credit, the amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but includes residential and commercial real estate.
    Principal operating leases are for bank premises. At December 31, 1996, aggregate future minimum lease payments under non-cancelable operating leases with initial or remaining terms equal to or exceeding one year consist of the following: 1997 - $66,620; 1998 - $69,620; 1999
- $69,620; and 2000 - $69,620 and $641,147 thereafter.  Total rental expense amounted to $51,620 in 1996, $51,620 in 1995, and $53,575 in
1994.
    The Bank is subject to legal limitation on the amount of dividends that can be paid to the Company. Dividends are limited to retained net profits, as defined. At December 31, 1996, approximately $5,600,000 was available for the declaration of dividends by the Bank.



INCOME TAXES
The income tax provision for 1996, 1995, and 1994 is summarized as follows:
                             1996            1995           1994
Currently payable            $1,217,605      $1,073,402     $1,313,618
Deferred (credit)               (89,805)         15,198       (135,768)
Total                        $1,127,800      $1,088,600     $1,177,850

The provision for income taxes includes the following:

                             1996            1995           1994
Federal income tax           $  837,100      $  798,900     $  877,000
New York State
franchise tax                   290,700         289,700        300,850
Total                        $1,127,800      $1,088,600     $1,177,850

The components of deferred income taxes at December 31, 1995 and 1994 are as follows:
                                                1996           1995
Assets:
  Allowance for possible loan losses            $  257,024     $  220,567
  Postretirement benefits                          334,751        309,439
  Deferred compensation                            163,566        121,391
  Other                                             29,734         30,445
Total Assets                                    $  785,075     $  681,842

Liabilities:
Investment securities                           $  250,773     $  335,670
  Accretion                                         55,952         42,258
Total Liabilities                               $  306,725     $  377,928

A reconciliation between the statutory federal income tax rate and the effective income tax rate for 1996, 1995, and 1994 is as follows:

                                             1996      1995     1994
Statutory federal income tax rate             34.0%    34.0%    34.0%
State franchise tax, net of
  federal tax benefit                          4.8      5.0      5.1
Tax exempt income                            (11.7)   (10.1)    (9.0)
Other, net                                     1.3      (.4)      .3
Total                                         28.4%    28.5%    30.4%

RELATED PARTY TRANSACTIONS
Directors and executive officers of the Bank and their affiliated companies were customers of, and had other transactions with, the Bank in the ordinary course of business during 1996. It is the Bank's policy that all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. Loan transactions with related parties are summarized as follows:

Balance at December 31, 1995                 $4,328,769
New loans and advances                          449,146
Loan payments                                   595,303
Balance at December 31, 1996                 $4,182,612

LINES OF CREDIT
At December 31, 1996, the Bank had available lines of credit totaling $23,876,700 which were unused.

REGULATORY MATTERS
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.
    As of December 31, 1996, the Bank believes it is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

                                                         Minimum Required
                                      Minimum Required   To Be Well Capitalized
                                      For Capital        Under Prompt Corrective
                           Actual     Adequacy Purposes  Action Provisions
                        Amt       Ratio      Amt      Ratio       Amt     Ratio
As of December 31, 1996
Total Capital (to Risk
  Weighted Assets)    $26,273,825  23.98%  $8,765,774  8.0%  $10,957,217  10.0%
Tier 1 Capital (to Risk
  Weighted Assets)     25,003,027  22.82%   4,382,887  4.00%   6,574,330   6.0%
Tier 1 Capital (to
  Average Assets)      25,003,027  11.46%   8,724,279  4.0%   10,905,250   5.0%
As of December 31, 1995
Total Capital (to Risk
  Weighted Assets)    $24,334,104  22.24%  $8,754,640  8.0%  $10,943,300  10.0%
Tier 1 Capital (to Risk
  Weighted Assets)     23,158,145  21.16%   4,377,320  4.00%   6,565,980   6.0%
Tier 1 Capital (to
  Average Assets)      23,158,145  11.30%   8,197,639  4.0%   10,247,049   5.0%

PARENT COMPANY FINANCIAL INFORMATION

Condensed financial statement information of Cortland First Financial Corporation is as follows:

Balance Sheet                                Dec. 31, 1996   Dec. 31, 1995
Assets
Investment in subsidiary bank                $25,375,097     $23,652,208
Cash and other assets                              2,698           1,443
Total Assets                                 $25,377,795     $23,653,651

Shareholders' Equity
Common Stock                                 $ 3,360,067     $ 3,360,000
Surplus                                        3,360,000       3,360,000
Undivided profits                             18,282,960      16,438,145
Unrealized net gains/(losses)
  on investment securities                       374,768         495,506
Total Shareholders' Equity                   $25,377,795     $23,653,651

Statement of Income Year ended
                               Dec. 31, 1996   Dec. 31, 1995  Dec. 31, 1994
Dividend income from
  subsidiary bank              $1,071,280      $  903,600     $  865,000
Operating expenses                (68,745)        (32,530)       (25,808)
                                1,002,535         871,070        839,192
Equity in undistributed
income of subsidiary            1,843,627       1,861,798      1,850,669
Net Income                     $2,846,162      $2,732,868     $2,689,861

Statement of Cash Flows Year Ended
                               Dec. 31, 1996   Dec. 31, 1995  Dec. 31, 1994
Operating Activities
Net Income                        $2,846,162     $2,732,868      $2,689,861
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
Equity in undistributed
 net income of
 subsidiary                       (1,843,627)    (1,861,798)     (1,850,669)

Net Cash Provided by
Operating Activities               1,002,535        871,070         839,192

Financing Activities
Cash dividends paid               (1,001,280)      (873,600)       (840,000)

Net Cash Used by
Financing Activities              (1,001,280)      (873,600)       (840,000)

Increase (Decrease) in
  Cash and Cash
  Equivalents                          1,255         (2,530)           (808)
Cash and Cash Equivalents
  at beginning of year                 1,443          3,973           4,781
Cash and Cash Equivalents
  at End of Year                  $    2,698          1,443           3,973

REPORT OF INDEPENDENT AUDITORS
Board of Directors and Shareholders
Cortland First Financial Corporation and Subsidiary

   We have audited the accompanying consolidated balance sheets of Cortland First Financial Corporation and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cortland First Financial Corporation and Subsidiary at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


COOPERS & LYBRAND, LLP
Syracuse, New York
January 17, 1997

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

                                      1/96-12/96               1/95-12/95
                                    (In Thousands)           (In Thousands)
                               Average Interest  Yield/ Average Interest Yield/
                               Balance           Rate   Balance           Rate

Interest Earning Assets
  Investment Securities
    Taxable                    $ 56,999 $ 3,576  6.27%  $ 51,918 $ 3,291  6.34%
    Tax Exempt                   23,864   1,671  7.00%    20,864   1,507  7.22%
      Total Invest Securities    80,863   5,247  6.49%    72,782   4,798  6.59%

Federal Funds Sold                9,049     480  5.30%     7,830     456  5.83%
Loans
  Real Estate Mortgages          63,742   5,685  8.92%    61,912   5,650  9.13%
  Commercial & Agricultural      22,891   2,245  9.79%    22,962   2,432 10.59%
  Consumer                       22,637   2,292 10.12%    22,021   2,165  9.83%
  Municipal                       3,383     360 10.64%     3,140     310  9.87%
    Total Loans                 112,653  10,582  9.39%   110,035  10,557  9.59%

    Total Int Earning Assets    202,565  16,309  8.05%   190,647  15,811  8.29%

Non Interest Earning Assets
  Non Earning Assets             14,476                   14,266
  Allowance for Loan Losses      (1,229)                  (1,212)
    Total Assets                215,812                  203,701

Interest Bearing Liabilities
  Savings Rate Deposits          45,858   1,381  3.01%    44,789   1,346  3.00%
  Market Rate Deposits          120,611   4,839  4.01%   112,330   4,502  4.01%
    Total Deposits              166,469   6,220  3.74%   157,119   5,848  3.72%

  Borrowed Funds                      0       0     0%         0       0     0%
    Total Int Bearing Liab.     166,469   6,220  3.74%   157,119   5,848  3.72%

Non Interest Bearing Liab.       25,125                   24,504
Shareholders' Equity             24,218                   22,078
                                 49,343                   46,582
     Total Liabilities and
     Shareholders' Equity      $215,812                 $203,701
Net Interest Income                     $10,089                  $ 9,963
Net Yield on Interest
 Earning Assets                                  4.98%                    5.23%

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

                       1996 Compared to 1995      1995 Compared to 1994
                    Increase (Decrease) Due to  Increase (Decrease) Due to
                         Rate   Volume  Net           Rate   Volume  Net
                    (in thousands of dollars)   (in thousands of dollars)

Interest on Earning Assets:
  Investment Securities:
    Taxable              $(81)  365      284         $ (5)    143    138
    Tax-exempt            (38)  143      105          (34)    195    161
    Total Investments    (119)  508      389          (39)    338    299

  Federal Funds Sold      (46)   69       23          139     (20)   119

  Loans:
    Real Estate          (138)  172       34         (113)     36    (77)
    Commercial and Agric (178)  (11)    (189)         298     (64)   234
    Consumer               67    60      127          (16)    361    345
    Municipal              23     2       25            1     (12)   (11)

      Total Loans        (226)  223       (3)         170     321    491

      Total Int Inc:     (391)  800      409          270     639    909

Interest Paid on Liabilities:
  Deposits:
    Savings rate         $  4    31       35         $(10)   (243)  (253)
    Market rate           (45)  383      338          686     690   1376

    Total Deposits        (41)  414      373          676     447   1123

      Total Int Exp:      (41)  414      373          676     447   1123


  Net Change in Net
     Interest Income:   $(350) $386     $ 36        $(406)    192   (214)

INVESTMENT PORTFOLIO - MATURITY SCHEDULE

The following schedule sets forth the maturities of both available-for-sale and held-to-maturity securities at December 31, 1996. Amounts and weighted average yields of such securities are based on amortized cost for held to maturity and estimated fair value for available for sale securities. Yield of tax exempt securities have been computed on a tax equivalent basis using a marginal Federal and State income tax rate. (Excludes Federal Reserve Bank and other stock of $819,475.)


                                   Remaining Maturities December 31, 1996
                                               (In thousands)
                  Within      After 1 Year   After 5 Years
                  1 Year      to 5 Years     to 10 Years   After 10 Yrs  Total
Held to Maturity Amt   Yld    Amt  Yld      Amt  Yld    Amt  Yld    Amt  Yld
Portfolio
Obligations $ 1,480  5.61%    136  6.77%    762  7.13%   --    -- 2,378 6.17%
of States & Political
Subdivisions
Total Held-To-
Maturity      1,480  5.61%    136  6.77%    762  7.13%   --   --  2,378 6.17%


Available for Sale Portfolio

US Treasury
Securities  $ 8,926  5.56% 20,366  6.51%   ---    ---    --   --    29,292 6.22%

US Government Corp and
Agy Sec       2,091  6.57%  7,059  6.04%  2,741  7.40%   905  6.47% 12,795 6.45%

Obligations of
States and Political
Subdivision     974  6.97% 13,549  7.07%  8,803  6.85%  1,585 6.53% 24,912 6.95%

Mortgage Backed
Securities      528  7.23%  4,709  6.82%  5,576  7.25%  3,119 7.38% 13,932 7.13%

Total Available-
for-Sale    $12,519  5.91% 45,683  6.63% 17,120  7.06%  5,609 7.00% 80,931 6.62%

Grand Total $13,999  5.88% 45,819  6.63% 17,882  7.07%  5,609 7.00% 83,309 6.62%


At December 31, 1996, 94% of the state and municipal securities portfolio, based upon par value was rated "A" or higher, and 74% "AA" or higher. Obligations of the State of New York and its political subdivisions constituted $18,059,590 par value or 22% of the total securities portfolio at that date, with a market value of $18,727,996. There were no securities of a single issuer which constituted more than 10% of shareholders equity as of December 31, 1996.

                          BALANCE SHEET GAP ANALYSIS
                               DECEMBER 31, 1996
                                (in thousands)

Assets:                   3 Months 3-12 Months  1-5 Years  >5 Years Total
Cash & Due From Banks     $10,500  $      0     $      0   $      0 $ 10,500

Total Securities            5,301    11,566       49,322     16,786   84,128
Short-Term Investments      4,900         0            0          0    4,900

Total Loans                25,283    14,482       62,190     11,677  113,632
Loan Reserve                    0         0            0     (1,271)  (1,271)
Net Loans                  25,283    14,482       62,190     10,406  112,361

Total Fixed & Other
  Assets                        0         0            0      7,183    7,183

  Total Assets            $47,137  $ 26,048     $111,512   $ 34,375 $219,072

Liabilities & Capital:
Non-Interest Bearing
  Deposits                $ 1,566  $  5,596     $ 15,640   $      0 $ 22,802
NOW & Savings Accounts      4,847     5,856       33,890     32,145   76,738
Money Market Deposits       7,553     9,425       20,332          0   37,310
  Total Core Deposits     $13,966  $ 20,877     $ 69,862   $ 32,145 $136,850
Certificates of
  Deposit                  14,521    23,508       16,959          0   54,988
  Total Deposits          $28,487  $ 44,385     $ 86,821   $ 32,145 $191,838

Short-Term Borrowings     $     0  $      0     $      0   $      0 $      0

Other Liabilities         $     0  $      0     $      0   $  1,856 $  1,856

  Total Liabilities       $28,487  $ 44,385     $ 86,821   $ 34,001 $193,694

Common Stock              $     0  $      0     $      0   $  6,720 $  6,720
Retained Earnings               0         0            0     18,658   18,658
  Total Equity            $     0  $      0     $      0   $ 25,378 $ 25,378

  Total Liabilities &
   Equity                 $28,487  $ 44,385     $ 86,821   $ 59,379 $219,072

GAP                       $18,650  $(18,337)    $ 24,691   $(25,004)$      0

Cumulative Gap            $18,650  $    313     $ 25,004   $      0 $      0

Gap analysis indicates the sensitivity to fluctuations in interest rates by providing information regarding maturity repricing and cash flows for both assets and liabilities. Cash and Federal funds sold are assigned to immediate repricing since they represent overnight sales. Investment securities are scheduled according to the final maturity date in the case of fixed rate issues and by next repricing date for variable rate securities. Loans are assigned by final maturity for fixed rate loans with no scheduled amortizing payments, while loans with amortizing payments are scheduled according to amortized payback since this would represent a repricing opportunity on funds received as payments. Variable rate loans are assigned to the next repricing date. Demand loans are categorized as immediately repriceable. Non-interest bearing deposits repricing within three months represent approximately 50% of commercial demand balances. The remaining interest bearing, savings, and money market accounts which represent core deposits are spread across the Gap buckets to yield a 3 1/2 year average maturity. Fixed rate certificates of deposit are assigned by final maturity date, while variable rates are assigned as of the next repricing date. Fixed assets, other assets, other liabilities, and equity are assigned to the over five year category since they represent stable, non-repricing components. Changes in interest rates affect a bank's earnings by changing its net interest income. The most recent interest rate risk model indicates that the bank's net interest income would decrease by $322,000 if interest rates increase by 200 basis points and increase by $154,000 if interest rates decline by 200 basis points.

NON-PERFORMING ASSETS                        Year Ended December 31
                                                1996        1995
                                                 (In Thousands)
Non-accruing loans:
  Real estate mortgages                         $393        $128
  Commercial and Agricultural                    121         106
  Consumer                                         0          29
  Municipal                                        0           0
    Total non-accruing loans                    $514        $263
Loans past due 90 days or more
 and still accruing:
  Real estate mortgages                         $  0        $  3
  Commercial & agricultural                        0           0
  Consumer                                        63          17
  Municipal                                        0           0
    Total past-due loans 90 days or more        $ 63        $ 20
Restructured loans                              $  0        $  0
Other real estate owned                            0         135
    Total restructured and OREO                 $  0        $135

    Total non-performing assets                 $577        $418

Percent of total net loans                       .51%        .37%
Income that would have been accrued at original
Contract rates on non-accruing loans            $ 29        $ 15
Amount recognized as income                       10           6
Interest income not accrued                     $ 19        $  9

Non-accruing Loans

The Company does not accrue interest on certain non-performing loans. Non-accrual status is normally reserved for loans 90 days or more past due unless both well secured and in the process of collection.

Potential Problem Loans

At December 31, 1996, the Company had $2,102,000 in commercial and consumer loans for which payments are presently current, but the borrowers are currently experiencing financial difficulties. Those loans are subject to constant management attention and are reviewed weekly. The Registrant had no restructured loans as defined by FASB 114 in the portfolio. Loans which are current for which collection is doubtful are not normally placed in non-accrual status. Such loans are on a watch list to allow monitoring by management.

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

Allocations of the Allowance for Loan Losses

                                        Year Ended December 31,
                                     1996                1995
                                       % of Loans           % of Loans
                              Amount   to Total    Amount   to Total
                                    (In thousands of dollars)
Real Estate Mortgage          $  254     55%      $  240      57%0
Commercial, Municipal
  & Agricultural              $  493     21%      $  498      22%
Consumer                         524     24%         438      21%
          Total Allocation    $1,271    100%      $1,176     100%

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

There were no impaired loans for purposes of FASB 114 at the end of 1996.

Loan Portfolio   Composition

The following table presents the composition by types of loans within the Company's loan portfolio for the dates indicated:

Type of Loan                                    December 31
                                               (in thousands)

                                           1996               1995
Real Estate Loans                     $ 64,738,861  55%   $ 63,415,248  55%

Commercial & Agricultural               20,892,312  18%     22,036,285  19%

Installment                             25,611,633  22%     24,645,926  21%

Municipal & Other                        6,163,608   5%      5,769,590   5%

     Total                            $117,406,414 100%   $115,867,049 100%

Maturities and Sensitivities of Loans to Changes in Interest Rates

The loan portfolio maturity schedule shows the amount of loans outstanding as of December 31, 1996 according to the remaining scheduled payment of principal for the periods indicated. The amounts due after one year are classified according to the sensitivity to changes in the interest rates.

                                   Remaining Maturity at December 31, 1996

                         Within     After 1 yr.     After
                         1 Year     within 5 Yrs.   5 Years      Total
                                   (in thousands of dollars)

Real estate loans      $ 5,249,610  $25,962,102  $33,527,149  $ 64,738,861
Commercial &             5,223,821    8,092,485    7,576,006    20,892,312
  Agricultural
Installment              7,590,049   17,760,500      261,084    25,611,633
Municipal & Other        1,951,047    3,201,290    1,011,271     6,163,608
     Total             $20,014,527  $55,016,377  $42,375,510  $117,406,414


Sensitivity of Loans Due
  After One Year to Changes
  in Interest Rates:          Fixed Rate     Variable Rate     Total

  Due after 1 year but
    within 5 years            $46,439,428    $ 8,576,949       $55,016,377
  Due after 5 years           $29,302,686    $13,072,824       $42,375,510
                              $75,742,114    $21,649,773       $97,391,887

Summary of Loan Loss Experience

The following table summarizes the Company's loan loss experience for the two years ended December 31, 1995 and 1996.


                                           Year Ended December 31,
                                          1996                1995
                                         (In thousands of dollars)
Loans, Net of unearned income
  at end of period                      $113,632            $112,204

Average amount of net loans             $112,652            $110,035
Balance of allowance for possible
  loan losses at beginning of period    $  1,176            $  1,226
Additions:
  Provisions for losses                      283                 300
Deductions:
  Charge offs:
    Real estate mortgages                      0                  10
    Commercial and agricultural               79                 209
    Consumer loans                           183                 194
    Municipal loans                            0                   0
      Total charge offs                 $    262            $    413
  Recoveries:
    Real estate mortgages                      0                   0
    Commercial and agricultural               12                  21
    Consumer loans                            62                  42
    Municipal loans                            0                   0
      Total recoveries                  $     74            $     63

Net charge offs                         $    188            $    350

Allowance for possible loan losses-
  end of period                         $  1,271            $  1,176

Ratio of net charge offs to
  average loans                             .17%                .32%

Ratio of reserve for loan losses to
  loans outstanding at end of period       1.12%               1.05%

Ratio of provisions for losses
  to net charge offs                     150.53%              85.71%

Deposits

The exhibit below presents daily average amounts and rates of deposits by type for the years ended December 31, 1996 and December 31, 1995.

                                     1996                  1995
                                Amount     Rate       Amount     Rate
                                (In thousands)        (In thousands)
Savings Deposits                $ 44,750   3.02%      $ 43,677   3.00%

Money Market Savings              36,302   4.36         36,898   4.63

Time Open                          1,108   2.76          1,113   2.99

Interest Bearing Checking         31,095   1.75         31,795   1.75

Time Deposits                     53,214   5.09         43,636   5.13

    Total Interest Bearing      $166,469   3.74%      $157,119   3.72%

Demand Deposits                   23,200                22,862

    Total Deposits              $189,669              $179,981

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1996, are summarized as follows:
                                                      Amount
                                           (in thousands of dollars)

                          3 months or less            $ 5,653
                          Over 3 through 6 months       5,780
                          Over 6 through 12 months        490
                          Over 12 months                2,354
                                Total                 $14,277

Non-interest bearing deposits disclosed represent all demand deposits which are non-interest bearing. These deposits are held by individuals, partnerships, corporations, and municipalities. There are no significant deposits from trust activities.

Return on Equity and Assets

The following table shows operating and capital ratios for the last two years.
                                            Year Ended December 31,
                                             1996            1995
Return on Assets
  Net Income/Average Total Assets            1.32%           1.34%

Return on Equity
  Net Income/Average Shareholder Equity     11.75%          12.38%

Dividend Payout Ratio
  Cash Dividends Declared/Net Income        35.18%          31.97%

Capital Ratio
  Average Shareholder Equity/
  Average Total Assets                      11.17%          10.84%

Item 9 -- Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure
Not Applicable.


PART III

Item 10 -- Directors and Executive Officers of the Registrant
Directors are listed in the Annual Proxy Statement, dated February
28, 1997, pages 2 through 3, incorporated herein by reference. Information relating to Section 16 compliance is included in the Annual Proxy Statement dated February 28, 1997 on pages 11 and 12 incorporated herein by reference.

Item 11 -- Executive Compensation
Annual Proxy Statement, dated February 28, 1997, pages 7 through
11, incorporated herein by reference.

Item 12 -- Security Ownership of Certain Beneficial Owners and
Management
Annual Proxy Statement, dated February 28, 1997, pages 2 through
4, incorporated herein by reference.

Item 13 -- Certain Relationships and Related Transactions
Annual Proxy Statement, dated February 28, 1997, pages 12 and 13, incorporated herein by reference.

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

FORM 10-K
Exhibit
Number    Exhibit                                     Page

 3.1      Certificate of Incorporation of
          Cortland First Financial Corporation          *

 3.2      Bylaws of the Company                         *

 3.3      Amendment to Certificate of Incorporation of
          Cortland First Financial Corporation incorporated by reference from Form 10Q for the quarter ended March 31, 1996 filed by the Company on May 14, 1996 with the Securities and Exchange Commission.

 4        Specimen Stock Certificates                   *

21        List of Registrant's Subsidiary             E-2

* Exhibit is incorporated herein by reference to the identically numbered exhibit to the Form S-4 Registration Statement filed by the Company with the Securities an Exchange Commission on August 18, 1986.

Item 14 (b)
     There were no reports filed on Form 8-K during the fourth quarter of 1996.

Item 14 (c)
     See Item 14 (a) (3) above.

Item 14 (d)
     See Item 14 (a) (2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CORTLAND FIRST FINANCIAL CORPORATION

                                             (Registrant)

Date March 12, 1997           By  /s/ David R. Alvord
                                 David R. Alvord, President and
                                 Chief Executive Officer

Date March 12, 1997           By  /s/ Bob Derksen
                                Bob Derksen, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

/s/ David R. Alvord                          Date March 12, 1997
David R. Alvord, President, CEO and Director

/s/ Donald S. Ames                           Date March 12, 1997
Donald S. Ames, Director

                                             Date
Mary Alice Bellardini, Director

                                             Date
John S. Buck, Director

                                             Date
Robert M. Lovell, Director

/s/ Harry D. Newcomb                         Date  March 12, 1997
Harry D. Newcomb, Director

/s/ Richard J. Shay                          Date  March 12, 1997
Richard J. Shay, Director

/s/ Charles H. Spaulding                     Date  March 25, 1997
Charles H. Spaulding, Director

                                             Date
David J. Taylor, Director

/s/ Stuart Young                             Date  March 12, 1997
Stuart Young, Director

Exhibit 22 -- Subsidiaries

Subsidiary of the Registrant

First National Bank of Cortland is a wholly owned subsidiary of Cortland First Financial Corporation.