Form 10-Q
period 1997-06-30
CORTLAND FIRST FINANCIAL CORP
filed 1997-08-14
CIK 796317

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                                 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    Yes X               No

The number of shares outstanding of the registrant's common stock on June 30, 1997: Common Stock, $1.6667 Par Value -- 2,016,000 shares.

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS


                CORTLAND FIRST FINANCIAL CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                          June 30, 1997    December 31, 1996
                                            (Unaudited)        (Note)
                                                    000's Omitted
ASSETS

 Cash and Due From Banks                   $  9,811      $ 10,500
 Federal Funds Sold                           2,200         4,900
 Investment Securities -
    Held to Maturity                          2,461         2,378
    Available for Sale                       91,311        81,750
     (Market Value 93,784 & 84,141)
 Loans (Net of Unearned Discount of
     (3,429 & 3,774)                        112,975       113,632
 Reserve for Possible Loan Losses            (1,222)       (1,271)
   Net Loans                                111,753       112,361

 Premises and Equipment                       3,566         3,342
 Other Assets                                 4,171         3,841

   TOTAL ASSETS                            $225,273      $219,072

LIABILITIES

 Non-Interest Bearing Deposits             $ 24,195        22,802
 Interest Bearing Deposits                  173,237       169,036
      Total Deposits                       $197,432      $191,838
 Accrued Int, Taxes, & Other Liabilities      1,060         1,021
 Accrued Post-Retirement Benefits               862           835

   TOTAL LIABILITIES                        199,354       193,694

SHAREHOLDERS' EQUITY
 Common Stock (par value $1.6667)             3,360         3,360
             Outstanding 2,016,000 shares
 Surplus                                      3,360         3,360
 Undivided Profits                           18,995        18,283
 Net Unrealized Gains/(Losses)Securities        204           375

   TOTAL SHAREHOLDERS' EQUITY                25,919        25,378

   TOTAL LIABILITIES & SHAREHOLDERS'

               EQUITY                      $225,273      $219,072


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                CORTLAND FIRST FINANCIAL CORPORATION

             Condensed Consolidated Statements of Income
                           (000's Omitted)
                             (Unaudited)

                                     Three Months Ended   Six Months Ended
                                             June 30,         June 30,
                                         1997       1996      1997     1996
Interest Income:
 Interest & fees on loans               $2,578     $2,588    $5,119   $5,208
 Interest on investment securities       1,413      1,154     2,687    2,239
 Interest on Federal Funds sold             78        145       182      283

   TOTAL INTEREST INCOME                $4,069     $3,887    $7,988   $7,730

Interest Expense:
 Interest on deposits                    1,675      1,548     3,259    3,064

   NET INTEREST INCOME                  $2,394     $2,339    $4,729   $4,666

Provision for loan losses                  105         58       180      133

   INTEREST INCOME AFTER PROVISION
       FOR LOSSES                       $2,289     $2,281    $4,549   $4,533

Other Income:                              368        324       764      682

   TOTAL OPERATING INCOME               $2,657     $2,605    $5,313   $5,215

Non-interest expenses                    1,802      1,621     3,573    3,297

   INCOME BEFORE INCOME TAXES           $  855     $  984    $1,740   $1,918

Income Taxes:                              239        266       464      534

   NET INCOME                           $  616     $  718    $1,276   $1,384

Net Income per Common Share               $.31       $.36      $.63     $.69
  (2,016,000 shares outstanding)

Consolidated Statement of Cash Flow (Unaudited)     (000's OMITTED)
                                                Six Months Ended June 30,
                                                           1997       1996
OPERATING ACTIVITIES
  Net Income                                            $  1,276   $  1,384
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Provision for loan losses                                 180        133
   Provision for depreciation                                222        181
   Provision for deferred income taxes                       (64)        44
   Amortization of investment security premiums
     (discounts), net                                        153        196
   (Increase) Decrease in interest receivable               (107)       (38)
   (Increase) Decrease in other assets                      (159)       (42)
   Increase (Decrease) in interest payable                    (8)        (8)
   Increase (Decrease) in other liabilities                  187         57
   Loss on disposition of investments &
     Other Real Estate Owned                                   0         43
   Loss on disposal of Fixed Assets                            3          0
      NET CASH PROVIDED BY OPERATING ACTIVITIES         $  1,683   $  1,950

INVESTING ACTIVITIES
   Proceeds from sales/maturities of
     investment securities                              $ 10,570   $ 11,858
   Purchase of investment securities                     (20,652)   (21,240)
   Net (increase) decrease in credit card/
     short term loans                                        167        120
   Longer-term loans sold                                    639          0
   Net longer term loans originated                         (377)    (1,093)
   Purchase of premises and equipment, net                  (506)      (100)
   Proceeds from disposition of
     Other Real Estate Owned                                   0         14
   Proceeds from disposal of Fixed Assets                     57          0
      NET CASH USED BY INVESTING ACTIVITIES             $(10,102)  $(10,441)

FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits,
     NOW & savings                                      $  4,143   $ 12,056
   Net proceeds from sales of certificates
     of deposits                                           1,451      1,200
   Cash dividends                                           (564)      (477)
      NET CASH PROVIDED BY FINANCING ACTIVITIES         $  5,030   $ 12,779
      INCREASE (DECREASE) IN CASH AND
            CASH EQUIVALENTS                            $ (3,389)  $  4,287

 Cash and cash equivalents at beginning of year         $ 15,400   $ 10,355
      CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 12,011   $ 14,642

Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest on deposits and short
          term borrowings:                     $  3,267 $  3,072
    Income taxes:                                   514      543
Non Cash Investing Activities:
    Change in unrealized gain/(loss) on
       investment securities                       (285)  (1,108)

Cortland First Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. The foregoing financial statements are unaudited; however, in the opinion of Management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidate Financial Statements in the Corporation's Annual Report to Shareholders on Form 10-K, for the year ended December 31, 1996.

B.   Investment Securities

                                                  June 30, 1997
                                                 (000's Omitted)
                                        Available for Sale   Held to Maturity
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                    $48,780         $   999
Securities issued by State & Political
  subdivisions in the U.S.                      26,502           1,462
Other securities (includes F.R. stock)             865               0
Mortgage back securities                        15,164               0

     TOTAL INVESTMENT SECURITIES               $91,311         $ 2,461


                                                December 31, 1996
                                                 (000's Omitted)
                                       Available for Sale     Held to Maturity

U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies                   $42,088         $     0
Securities issued by State & Political
  subdivisions in the U.S.                      24,912           2,378
Other securities (includes F.R. stock)             819               0
Mortgage backed securities                      13,931               0

     TOTAL INVESTMENT SECURITIES               $81,750         $ 2,378


C.   Provision for Loan Loss
                                          June 30, 1997     June 30, 1996
                                                  (000's Omitted)
          Balance at January 1                $ 1,271        $ 1,176
          Provision for the year                  180            133
          Recoveries on loans                      43             27
              Total                             1,494          1,336
          Less loans charged off                  272             91
          Balance at June 30,                 $ 1,222        $ 1,245

  The appropriateness of allowance for loan losses is determined by quarterly detailed review of the loan portfolio.

PART 1.
Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amount in thousands of dollars unless otherwise indicated)

The purpose of this discussion is to provide the reader with information designed to understand the financial statements of Cortland First Financial Corporation included herewith and to provide information as to material events or changes which affected the financial condition or results of operation since the last reporting period. This discussion will, in general, not repeat numerical data contained in the financial statements nor will it recite the amount of change from period to period since these changes are readily computable from the financial statements. References to "Bank" are to Cortland First Financial Corporation and its wholly owned operating subsidiary First National Bank of Cortland. First National Bank of Cortland is an independent community bank with offices in Cortland, southern Onondaga, and northern Broome counties. In March of 1997, a new in-store facility was opened in the Wal-Mart store located in Cortlandville, New York.

The primary regulator of Cortland First Financial Corporation is the Federal Reserve Bank of New York in New York City, while its subsidiary, First National Bank of Cortland, is regulated by the Office of the Comptroller of the Currency in Washington, DC.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1997 was .31 per share compared to .36 per share for the same period in 1996. Several factors contributed to this change. The increase in non-interest income is due mainly to an increase in customer service fees and credit card fees of $23 and the absence of securities losses during the second quarter of 1997 when compared with the same quarter of 1996 (when $24 in securities losses were taken). This increase was offset, however, by increased non-interest expense of $110 in salaries and benefits for the second quarter of 1997 over the comparable period in 1996 which is attributable to additional staff required for the Wal-Mart location of $26 as well as increases in medical expense of $40 and retirement benefits expense of $31 and normal merit increases for personnel. Equipment depreciation and software amortization expense also increased by $50 due to the installation of a new mainframe computer in late 1996 to enhance our customer service and delivery systems including expanded processing capacity, additional ATM's, and telephone banking, as well as providing for future expansion.

Net income for the six months ended June 30, 1997 was .63 per share compared to
 .69 per share for the comparable period in 1996. An increase in Trust and service charge income of $14, coupled with an increase of $45 in customer service fees and credit card income and an absence of securities losses in 1997 were offset by increased non-interest expenses of $276. An increase in salary expense of $78 (which includes $45 for the additional Wal-Mart staff) and benefits expenses of $97 (including $58 increase in medical expense) were major contributors to this increase. The remainder of the increase for this six month period was primarily attributable to an increase of $84 in equipment expense and software amortization as discussed in the quarter to quarter comparison above. In addition, the provision for loan losses was increased by $47 for the six months ended June 30, 1997 to offset the increase in net charge offs experienced during the current year.

The table below shows net interest revenue, average balances and average rates. The taxable equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.


                                       Quarter Ended         Six Months Ended
                                          June 30,                 June 30,
                                      1997       1996         1997       1996

NET INTEREST REVENUE (in thousands)
Book Basis                         $  2,394  $  2,339     $  4,729   $  4,666
Tax equivalent adjustment               169       170          337        314

Fully taxable basis                $  2,563  $  2,509     $  5,066   $  4,980

AVERAGE BALANCES (in thousands)
Interest-earning assets            $211,975  $201,869     $209,753   $200,050
Interest-bearing liabilities
                                    176,308   166,372      173,986    164,533
Earning assets financed by
  non-interest bearing funds
                                     35,667    35,497       35,767     35,517

AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets
                                      8.02%     8.05%        7.99%      8.07%
Cost of interest-bearing
  liabilities                         3.81      3.74         3.78       3.75

Interest Rate Spread                  4.21      4.31         4.21       4.32
Contribution of non
  interest-bearing funds               .64       .66          .65        .67

Net interest margin                   4.85      4.97         4.86       4.99


As evidenced by the above table, we are continuing to experience a reduction in the net interest margin. Changes in net interest income occur from year to year due to changes in both the levels of earning assets and interest bearing liabilities, as well as the average rates paid on deposits or earned on assets. Changes in the levels of earning assets and interest bearing liabilities are referred to as volume related variances, while changes in average rates received on earning assets and average rates paid on deposits are referred to as rate related variances. Year to date analysis indicates that our earning asset income increase of $259 was due to a volume related increase of $329 and a rate related decrease of $70. The volume related changes in interest earning assets occurred largely in our investment portfolio, while the decline of 8 basis points in weighted average rates was related to a lower rate environment on our loan portfolio. Our interest bearing liabilities expense increase of $195 was due to an increase of $188 involume related changes coupled with an increase of $6 in rate related changes. The weighted average rates paid on interest bearing deposits increased 3 basis points as the mix on those deposits became more concentrated in higher cost time deposits.

Although loan demand has been low, enhanced efforts to attract high quality loans within our commercial loan portfolio, in conjunction with diversification to higher yielding investments, is anticipated to slow this reduction. Given the relatively stable rate environment, our cost of funds should remain near the current level.

PROVISION FOR LOAN LOSSES

The Bank places a strong emphasis on asset quality and performs a thorough analysis of the risks in its loan portfolio and the allowance for loan losses. Review of the loan portfolio and assessment of the adequacy of the allowance for loan losses is a continuing process in light of changing economic conditions and changes in the strength of borrowers. Net charge offs year to date 1997 of $229 compares to $64 one year ago for the same period. This trend may continue throughout the remainder of 1997 reflecting the national trend in consumer delinquencies and charge offs; however, appropriate collection measures and underwriting standards have been implemented to mitigate the negative aspects of the current trend. The allowance for loans losses was 1.08% of loans outstanding as of June 30, 1997 which compares with a 1.10% for the same period in 1996. In management's opinion, the allowance for loan losses is adequate as of June 30, 1997.

CAPITAL ADEQUACY

Capital adequacy continued strong at the end of the second quarter as equity continues to grow. At the end of the quarter, the Company's capital leverage ratio was 11.38% which compares favorably with 11.18% for quarter ended
June 30, 1996. Tier 1 and Total Risk-based capital ratios were 22.47% and 23.54%, respectively, compared to 21.15% and 22.24% at June 30, 1996. Regulatory minimums to qualify as "well capitalized" are 5% for capital leverage, 6% for Tier 1 Risk-based capital, and 10% for Total Risk-based capital. The Company filed a Schedule 13E4 with the Securities and Exchange Commission on May 28, 1997 regarding an Offer to Repurchase up to 150,000 shares of its outstanding common stock. The Offer to Repurchase was conducted through a procedure commonly referred to as a "Dutch Auction". The offer period expired on July 2, 1997. Given the Bank's strong capital position, the Board of Directors of the Company determined that the offer to repurchase directly to stockholders would provide a fair and easy means for stockholders who may have desired to sell some or all of their stock. While not reflected in the second quarter financial results, the Company repurchased approximately 30,538 shares at $22.50 per share in accordance with the Offer to Repurchase, and the Company may continue to repurchase common stock from time to time in open market repurchases or private transactions subject to regulatory and compliance requirements. The repurchase program will not affect our strategic plan to continue to grow First National Bank of Cortland as a strong, independent community bank.

LIQUIDITY AND INTEREST RATE RISK

Liquidity describes the ability of the Bank to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Bank's customers and to fund current and planned expenditures. The Bank derives liquidity from increased customer deposits, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. The Bank also maintains a line of credit with the Federal Home Loan Bank which provides additional liquidity. Additionally, the Bank's securities classified as available-for-sale, which totaled $91,311, were available for the management of liquidity and interest rate risk. At June 30,1997, the ratio of net liquid assets to net deposits amounted to 33.21%, an increase of over 2 percent over the year-end 1996 ratio of 31.1%, further indicating a high level of liquidity. Management is not aware of any trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in liquidity.

Interest rate sensitivity is an important factor in the management of the composition and maturity configurations of earning assets and funding sources. The Asset/Liability committee of the Bank manages the interest rate sensitivity position in order to maintain an appropriate balance between the maturity and repricing characteristics of assets and liabilities that is consistent with liquidity, growth, and capital adequacy goals.

Our new in-store branch at the Wal-Mart store in Cortlandville, which opened in March of this year, provides a full-service facility available to our customers 64 hours a week and includes an ATM for added convenience. During the second quarter of 1997, construction began on a new facility in Cincinnatus which will allow us to relocate our current branch and enhance service to our customers in that area with the inclusion of a drive-up ATM as well. The Bank has added an Assistant Vice President in the lending area who will be based in our Tully office which should enable us to increase our penetration into the Onondaga County market.

PART 2.

ITEM 1. Legal Proceedings.
           None

ITEM 2. Changes in Securities.
           None

ITEM 3. Defaults Upon Senior Securities
           None

ITEM 4. Submission of Matters to a Vote of Security Holders
           None

ITEM 5. Other Information
           None

ITEM 6. Exhibits and Reports on Form 8-K
           a)  Exhibits required by Item 601 of Regulation S-K:

               (11) Statement re Computation of earnings per share

               (21) Subsidiaries of the registrant
                   - First National Bank of Cortland, State of New York

               (27) Financial Data Schedule

           b)  Reports filed on Form 8-K during the second quarter of 1997.

               A Form 8-K report was filed on May 29, 1997 with the Securities and Exchange Commission regarding a tender offer by Cortland First Financial Corporation to purchase up to 150,000 shares of its outstanding common stock from stockholders desiring to sell. The Offer to Repurchase shares was conducted through a process commonly referred to as a "Dutch Auction". Details of the Offer to Repurchase are contained in the Schedule 13E4 filed with the Securities and Exchange Commission on May 28, 1997 and amended on July 11, 1997.

                             EXHIBIT 11


CORTLAND FIRST FINANCIAL CORPORATION
COMPUTATION OF EARNINGS PER COMMON SHARE
(in thousands, except per share amounts)


                                      Six Months Ended
                                          June 30,
                                        1997      1996
Primary earnings
   Net Income                         $1,276     $1,384

Shares
   Weighted average number of          2,016      2,016
   common shares outstanding

Primary earnings per common share     $ 0.63     $ 0.69

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CORTLAND FIRST FINANCIAL CORPORATION




DATE August 13, 1997
                                 David R. Alvord, President & CEO



DATE August 13, 1997
                                 Bob Derksen, Treasurer