Form 10-Q
period 1997-09-30
CORTLAND FIRST FINANCIAL CORP
filed 1997-11-07
CIK 796317

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1997.

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

                    Yes X                No

Indicate the number of shares outstanding of the registrant's common stock on September 30, 1997: Common Stock, $1.6667 Par Value -- 1,967,462 shares.

      PART 1.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

CORTLAND FIRST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                          September 30, 1997 December 31,1996
                                             (Unaudited)             (Note)
                                                     000's Omitted
ASSETS
  Cash and Due From Banks                      $  9,248        $ 10,500
  Federal Funds Sold                                  0           4,900
  Investment Securities - Held to Maturity        2,460           2,378
                          Available for Sale     87,196          81,750
   (Market Value 89,691 & 84,141)
  Loans (Net of Unearned Discount of
   (3,374 & 3,774)                              115,765         113,632
  Reserve for Possible Loan Losses               (1,241)         (1,271)
   Net Loans                                    114,524         112,361

  Premises and Equipment                          3,526           3,342
  Other Assets                                    4,670           3,841

    TOTAL ASSETS                               $221,624        $219,072

LIABILITIES
  Non-Interest Bearing Deposits                $ 21,194        $ 22,802
  Interest Bearing Deposits                     172,729         169,036
    Total Deposits                             $193,923        $191,838

  Accrued Int, Taxes, & Other Liabilities         1,363           1,021
  Accrued Post-Retirement Benefits                  872             835

    TOTAL LIABILITIES                          $196,158        $193,694

SHAREHOLDERS' EQUITY
  Common Stock (par value 1.6667)                 3,360           3,360
    Outstanding 1,967,462 shares
  Surplus                                         3,360           3,360
  Undivided Profits                              19,418          18,283
  Treasury Stock                                 (1,119)              0
  Net Unrealized Gains/(Losses) Securities          447             375

    TOTAL SHAREHOLDERS' EQUITY                   25,466          25,378

    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $221,624        $219,072

Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

      CORTLAND FIRST FINANCIAL CORPORATION

                 Condensed Consolidated Statements of Income
                                      (000's omitted)
                                        (Unaudited)

                                    Three Months Ended     Nine Months Ended
                                        September 30,       September 30,
                                       1997       1996       1997     1996
Interest Income:
 Interest & fees on loans            $2,639     $2,617    $ 7,758  $ 7,826
 Interest on bank deposits                0          0          0        0
 Interest on investment securities    1,353      1,221      4,040    3,460
 Interest on Federal Funds sold          55        113        237      395

    TOTAL INTEREST INCOME            $4,047     $3,951    $12,035  $11,681

Interest Expense:
 Interest on deposits                 1,627      1,557      4,886    4,622

    NET INTEREST INCOME              $2,420     $2,394    $ 7,149  $ 7,059

 Provision for loan losses              105         75        285      208
    INTEREST INCOME AFTER
     PROVISION FOR LOSSES            $2,315     $2,319    $ 6,864  $ 6,851

Other Income:                           540        403      1,304    1,086
Non-interest expenses:                1,904      1,668      5,477    4,966

    INCOME BEFORE INCOME TAXES       $  951     $1,054    $ 2,691  $ 2,971

Income Taxes:                           252        316        717      849

    NET INCOME                       $  699     $  738    $ 1,974  $ 2,122

Net Income per Common Share          $  .35     $  .37    $   .99  $  1.05


Per Share Data:

Per share amounts are based on the weighted average number of shares outstanding during the period. The weighted averages are as follows:

                         Three Months Ended        Nine Months Ended
                             September 30,           September 30,
                      1997            1996         1997            1996
                   $1,977,353      $2,016,000   $2,002,976      $2,016,000

                      Consolidated Statement of Cash Flow
                                 (Unaudited)
                               (000's OMITTED)
                                                          Nine Months Ended
                                                             September 30,
                                                           1997       1996
OPERATING ACTIVITIES
 Net Income                                             $  1,974   $  2,122
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Provision for loan losses                                 285        208
   Provision for depreciation                                338        271
   Provision for deferred income taxes                       (64)        44
   Amortization of investment security premiums
      (discounts), net                                       208        290
  (Increase) Decrease in interest receivable                (132)       (28)
  (Increase) Decrease in other assets                       (632)       (79)
   Increase (Decrease) in interest payable                     2        (19)
   Increase (Decrease) in other liabilities                  328        222
   Loss on disposition of investments &
      Other Real Estate Owned                                ---         68
   Loss on disposal of Fixed Assets                            9          0
      NET CASH PROVIDED BY OPERATING ACTIVITIES         $  2,316   $  3,099

INVESTING ACTIVITIES
   Proceeds from maturities of investment securities    $ 13,930   $ 20,575
   Proceeds from sales of investment securities           13,278          0
   Purchase of investment securities                     (32,824)   (30,929)
   Net (increase) decrease in credit card/
      short term loans                                       133        120
   Longer-term loans sold                                    781        984
   Net longer term loans originated                       (3,361)    (2,558)
   Purchase of premises and equipment, net                  (581)      (173)
   Proceeds from disposition of Other Real Estate Owned        0         14
   Proceeds from disposal of fixed assets                     50          0
      NET CASH USED BY INVESTING ACTIVITIES             $ (8,594)  $(11,967)

FINANCING ACTIVITIES
   Net increase(decrease) in demand deposits,
      NOW & savings                                     $ (3,014)  $  9,940
   Net proceeds from sales of certificates of deposits     5,099        169
   Cash dividends                                           (840)      (719)
   Treasury Stock Purchases                               (1,119)         0
      NET CASH PROVIDED BY FINANCING ACTIVITIES         $    126   $  9,390

      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  $ (6,152)  $    522

   Cash and cash equivalents at beginning of year       $ 15,400   $ 10,355

      CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  9,248   $ 10,877

Supplemental disclosures of cash flow information:

Cash paid during the year for:
    Interest on deposits and short term borrowings:     $  4,883   $  4,640
    Income taxes:                                            724        803

Non Cash Investing Activities:
    Change in unrealized gain/(loss) on
            investment securities                            120       (664)

      Cortland First Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.The foregoing financial statements are unaudited; however, in the opinion of Management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidate Financial Statements in the Corporation's Annual Report to Shareholders on Form 10-K, for the year ended
December 31, 1996.

B.Investment Securities

                                                     September 30, 1997
                                                       (000's omitted)
                                          Available for Sale   Held to Maturity
U.S. Treasury securities and obligations
 of U.S. government corporations and agencies        $36,175          $  999
Securities issued by State & Political
  subdivisions in the U.S.                            27,677           1,461
Other securities (includes F.R. stock)                   863               0
Mortgage back securities                              22,481               0

     TOTAL INVESTMENT SECURITIES                     $87,196          $2,460

                                                     December 31, 1996
                                                        (000's omitted)
                                          Available for Sale   Held to Maturity
U.S. Treasury securities and obligations
  of U.S. government corporations and agencies       $42,088         $     0
Securities issued by State & Political
  subdivisions in the U.S.                            24,912           2,378
Other securities (includes F.R. stock)                   819               0
Mortgage backed securities                            13,931               0

     TOTAL INVESTMENT SECURITIES                     $81,750          $2,378

C.     Provision for Loan Loss
                                        September 30, 1997   September 30,1996
          Balance at January 1                   $1,271             $1,176
          Provision for the year                    285                208
          Recoveries on loans                        50                 38
              Total                               1,606              1,422
          Less loans charged off                    365                170
          Balance at September 30,               $1,241             $1,252

The appropriateness of allowance for loan losses is determined by quarterly detailed review of the loan portfolio.

      PART 1.
ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

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

In March of 1997, a new in-store facility was opened in the Wal-Mart store
located in Cortlandville, New York.   The Wal-Mart branch provides
full-service to our customers 64 hours a week and includes an ATM for added convenience. At the end of the third quarter of 1997, the Bank's Cincinnatus office was relocated in a new facility. This new office will enhance service to our customers in that area and includes a drive-up ATM. The third quarter also saw the introduction of our telephone banking service allowing customers 24 hour access to deposit and loan account information as well as the ability to transfer funds.

The primary regulator of Cortland First Financial Corporation is the Federal Reserve Bank of New York in New York City, while its subsidiary, First National Bank of Cortland, is regulated by the Office of the Comptroller of the Currency in Washington, DC.

INCOME STATEMENT - THIRD QUARTER

Several factors combined to affect the third quarter income for 1997 when compared with the third quarter of 1996. The resulting net income decrease of
 .02 per share was due primarily to increased non-interest expense. An increase of $110 thousand in salary and benefits expense resulted from an unanticipated increase of $55 thousand in costs associated with our self-insured medical benefits over the same period in 1996, increased salary expense for the staffing of a new branch office as well as normal merit increases for our employees. Increases during the third quarter of 1997 versus 1996 in depreciation and maintenance expense of $63 thousand are a result of the 1996 upgrade of our mainframe computer and software. The increased expenses were offset in part by $115 thousand in securities gains as well as an increase in customer service fee income and other non-interest income.

INCOME STATEMENT - YEAR TO DATE

For the first nine months of 1997, interest income after provision for losses was relatively unchanged from the same period in 1996. The net interest margin on a year to date basis was 4.89% which compares to 4.99% for the same period in 1996. The yield on average earning assets decreased from 8.05% for the first nine months of 1996 to 8.01% for the same period in 1997. This is due in large part to a decline of 25 basis points in the average yield on real estate loans from 8.83% for the first nine months of 1996 to 8.58% when compared to the same period in 1997 as a result of refinancings as mortgage rates declined during the past two years. A shift in the deposit mix to higher cost certificates of deposit has increased the cost of funds to 3.76% on a year to date basis in 1997 from 3.72% for the comparable period in 1996.

Non-interest income increased during the first nine months of 1997 as a result of the increases in service charges and fees , customer service and credit card fees, and other miscellaneous income when compared with the same nine month period in 1996. Realized securities gains year to date 1997 of $115 thousand compared to $24 thousand in realized losses on securities for the first nine months of 1996 - an overall increase of $139 thousand.

An increase in salary and benefits expense on a year to date basis of $286 thousand, or 10.5% is due to increased medical insurance expense of $113 thousand, salary expense for the new branch office, and normal merit increases for the staff. Furniture and fixtures expenses increased $146 thousand when compared to the same period in 1996 as a result of the computer upgrade in the last quarter of 1996 as well as normal equipment maintenance and repair expense. Insurance expense increased nearly $20 thousand due primarily to increases in the FDIC insurance as mandated by Congress.

STATEMENT OF CONDITION

The Bank's average total assets for the first three quarters of 1997 amounted to $223.7 million, an increase of $8.9 million, or 4.1% over the same period in 1996. Average interest-earning assets increased $7.7 million, or 3.8%. This increase in interest-earning assets was primarily due to an increase in the investment securities portfolio (up $10.6 million, or 13.3% on an average basis), offset in part by a decrease in federal funds sold (down $5.6 million, or 41.3% on an average basis).

Average total liabilities increased to $198.3 million, or 3.9% during the first three quarters of 1997 when compared with the same period in 1996. Within interest-bearing liabilities, certificates of deposits increased on a year to date average basis by $4.6 million, or 8.5%, while savings and NOW accounts increased by $3.1 million, or 2.7%. Non-interest bearing liabilities, however, showed a decrease, on average, of $.7 million, or 3.1%. Average shareholders' equity increased to $25.4 million, or 6% over the same period

The fair value, amortized cost and gross unrealized holding gains and losses for the Bank's securities available for sale follow (in thousands):

                                 Sept 30,     June 30,     Mar 31,     Dec 31
                                   1997         1997        1997       1996

Fair Value                       $87,196      $91,311      $86,755    $81,750
Amortized cost                    86,449       90,970       87,030     81,125
Excess of fair value over
   amortized cost*                  $747         $341       ($ 275)      $625

* Components
    Unrealized gains                $917         $678         $412       $876
    Unrealized losses                170          337          687        251
                                    $747         $341        ($275)      $625


Enhanced efforts to attract high quality loans within our commercial loan portfolio have resulted in an increase of $2.8 million, or 13.6% since year end 1996. The Bank expects that the addition of a commercial loan officer to generate loans in an expanded area including the Syracuse metropolitan area and Onondaga County will further assist in increasing our commercial loan volume.

PROVISION FOR LOAN LOSSES

The Bank places a strong emphasis on asset quality and performs a thorough analysis of the risks in its loan portfolio and the allowance for loan losses. Review of the loan portfolio and assessment of adequacy of the allowance for loan losses is a continuing process in light of changing economic conditions and changes in the strength of borrowers. Net charge offs year to date 1997 of $315 compares to $132 one year ago for the same period. This trend may continue throughout the remainder of 1997 reflecting the national trend in consumer delinquencies and charge offs; however, appropriate collection measures and underwriting standards are expected to partially mitigate the negative aspects of the current trend. The allowance for loan losses was 1.07% of loans outstanding as of September 30, 1997 which compares to 1.10% for the same period in 1996. In management's opinion, the allowance for loan losses is adequate as of September 30, 1997.

CAPITAL ADEQUACY

Capital adequacy continues strong at the end of the third quarter and equity shows continued growth. As previously discussed, equity grew by 6% even though $1.1 million was utilized to repurchase 48.5 thousand shares of common stock during the third quarter of 1997. At the end of the quarter, the Bank's capital leverage ratio was 11.21% which compares to 11.24% for the quarter ended September 30, 1996. Tier 1 and Total Risk-based capital ratios were 21.74% and 22.82%, respectively, compared to 21.49% and 22.58% at September 30, 1996. Regulatory minimums to qualify as "well capitalized" are 5% for capital leverage, 6% for Tier 1 Risk-based capital, and 10% for Total Risk-based capital. The Bank's strong capital position is available to support future growth.

Cortland First Financial Corporation filed a Schedule 13E4 with the Securities and Exchange Commission on May 28, 1997 regarding an Offer to Repurchase up to 150,000 shares of its outstanding common stock. The Offer to Repurchase was conducted through a procedure commonly referred to as a "Dutch Auction". The offer period expired on July 2, 1997. Given the Bank's strong capital position, the Board of Director's determined that the offer to repurchase directly to stockholders would provide a fair and easy means for stockholders who may have desired to sell some or all of their stock. Cortland First Financial Corporation repurchased 30,538 shares at a price of $22.50 per share in accordance with the Offer to Repurchase and subsequently has purchased an additional 18,000 shares in open market transactions. Cortland First Financial Corporation may continue to repurchase common stock from time to time in open market repurchases or private transactions subject to regulatory and compliance requirements. The repurchase program will not affect our strategic plan to continue to grow the First National Bank of Cortland as a strong, independent community bank.

LIQUIDITY AND INTEREST RATE RISK

Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Bank's customers and to fund current and planned expenditures. The Bank derives liquidity from increased customer deposits, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. The Bank also maintains a line of credit with the Federal Home Loan Bank of New York which provides an additional source of liquidity. Additionally, the Bank's securities classified as available-for-sale, which totaled $87.2 million at September 30, 1997, were available for the management of liquidity and interest rate risk. At September 30, 1997, the ratio of net liquid assets to net deposits amounted to 31.99%, an increase of .89% over the year end 1996 ratio of 31.10%, further indicating a high level of liquidity. Management is not aware of any trend, demands, commitments, or uncertainties that are reasonably likely to result in material changes in liquidity.

The Asset and Liability Committee of the Bank is responsible for assessing interest rate risk. Management of the composition and maturity configurations of earning assets and funding sources contributes to maintaining an appropriate balance between the maturity and repricing characteristics of assets and liabilities that is consistent with liquidity, growth, and capital adequacy goals. A forward looking assessment regarding the impact interest rate movement may have on net interest income is performed on a monthly basis. Based on current analysis, the Bank believes that it is well positioned with minimal impact on income when subjected to a 200 basis point (2.00%) shock - the equivalent of an immediate increase or decrease of 2% in all interest rates on both assets and liabilities. Management believes that the overall rate sensitivity position is appropriate for current rate conditions.


PART 2.

ITEM 1.  Legal Proceedings
          None.

ITEM 2.  Changes in Securities
          None.

ITEM 3.  Defaults Upon Senior Securities
          None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
          None.

ITEM 5.  Other Information
          None

ITEM 6.  Exhibits and Reports on Form 8-K

         a) Exhibits required by Item 601 of Regulation S-K:

             (11) Statement re Computation of earnings per share

             (21) Subsidiaries of the registrant
                 - First National Bank of Cortland, State of New York

             (27) Financial Data Schedule
         b) Reports on Form 8-K

No Form 8-K was filed during the third quarter of 1997.

      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CORTLAND FIRST FINANCIAL CORPORATION




DATE November 6, 1997               /s/ David R. Alvord
                                  David R. Alvord, President & CEO



DATE November 6, 1997              /s/ Bob Derksen
                                  Bob Derksen, Treasurer

      EXHIBIT 11



CORTLAND FIRST FINANCIAL CORPORATION
COMPUTATION OF EARNINGS PER COMMON SHARE
(in thousands, except per share amounts)


                                              Nine Months Ended
                                                September 30,
                                             1997           1996

Primary earnings
   Net Income                              $1,974         $2,122

Shares
   Weighted average number of
   common shares outstanding               $2,003         $2,016

Primary earnings per common share          $ 0.99         $ 1.05