Form 10-K
period 1997-12-31
CORTLAND FIRST FINANCIAL CORP
filed 1998-03-27
CIK 796317

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              FORM 10-K

     [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1997

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

               Yes X                    No

The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 28, 1998 was $54,719,116.

The number of shares outstanding of the Registrant's common stock on December 31, 1997: Common Stock, $1.6667 Par Value --- 1,969,776 shares.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders' meeting to be held April 27, 1998, are incorporated by reference in
Part III.

Refer to Exhibit Index on Page 44.

                          TABLE OF CONTENTS

                       FORM 10-K ANNUAL REPORT
                         FOR THE YEAR ENDED
                          DECEMBER 31, 1997
                CORTLAND FIRST FINANCIAL CORPORATION

                                                                Page
PART I

     Item 1.   Business                                            3
     Item 2.   Properties                                          7
     Item 3.   Legal Proceedings                                   7
     Item 4.   Submission of Matters to a Vote of
                 Security Holders                                  7

PART II

     Item 5.   Market for the Registrants Common Stock and
                 Related Shareholder Matters                       8
     Item 6.   Selected Financial Data                             9
     Item 7.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations    10
     Item 8.   Financial Statements and Supplementary Data        14
     Item 9.   Changes In and Disagreements with Accountants
                 on Accounting and Financial Disclosure           44

PART III

     Item 10.  Directors and Executive Officers of the
                 Registrant                                       44
     Item 11.  Executive Compensation                             44
     Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management                            44
     Item 13.  Certain Relationships and Related Transactions     44

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                              44

PART I

Item 1 -- Business

Cortland First Financial Corporation (the Company) is a Bank Holding Company and commenced business on October 1, 1986. First National Bank of Cortland (the Bank) is a wholly owned subsidiary of Cortland First Financial Corporation and its only operating entity.

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

Service Area and Competition
The company conducts its banking operation primarily in Cortland County and the surrounding areas. First National Bank of Cortland currently employs 124 people in its eight banking offices located in Cortland, Cortlandville[2], Marathon, McGraw, Cincinnatus, Tully, and Whitney Point.

In 1997, we constructed a new facility to enhance the convenience of our Cincinnatus branch by including a drive-up ATM. In addition, First National Bank of Cortland opened the area's first in-store, full service bank branch in the Cortlandville Wal-Mart. Along with our network of traditional offices, ATMs, and off-site ATMs, this in-store branch brings a new level of convenience to current and new First National customers.

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

Services Offered
In addition to providing the traditional loan and deposit services to its customers, the Bank also provides several specialized customer services including 24-hour automated teller machines in six locations: Main Office, 65 Main Street, Cortland; Groton Avenue Office, 1125 Groton Avenue, Cortlandville; Wal-Mart, 872 NYS Route 13, Cortlandville; Cincinnatus Office, 2743 NYS Route 26, Cincinnatus; Tully Office, Route 80 at I-81, Tully; and the Express Mart Mobil, Route 281, Homer; as well as 24-hour cash dispensing machines in our Marathon Office located at 14 East Main Street, Marathon; Cortland Memorial Hospital, 134 Homer Avenue, Cortland; and the Pit Stop Travel Center at Exit 10 off of I-81. A full range of trust services including investment management, retirement plans, insurance trusts, financial planning, estate planning, and custodial (agency) accounts are handled by the Bank. Other banking services include safe deposit boxes, travelers checks, money orders, wire transfers, collections, and foreign exchange. Traditional deposit products include checking accounts, Negotiable order of withdrawal (NOW) savings accounts, time deposits, and individual retirement accounts. Lending services include residential, farm, business loans, Small Business Administration loans, installment loans, home equity loans, biweekly mortgages, auto, and student loans. We also offer a Loan-By-Phone service ("Anytime Loans") enabling customers to file consumer loan
applications from any telephone, anywhere, anytime   24 hours a
day, seven days a week   using a toll-free telephone number.

First National Bank of Cortland has no foreign assets except for a nominal amount of Canadian currency.

Management is not aware of any exposure to potential environmental liability under the Superfund. Management is also not aware of any known trends, events, or uncertainties that will have, or that are reasonably likely to have, a material effect on the liquidity, capital resources, or operations of the Company or its subsidiary.

The Next Generation of Convenience
Banking by phone and personal computer (PC), including the ability to pay bills over the phone and computer lines, offers the next generation of convenience for FNBC customers. Electronic Banking has been around for several years now, but the surge of popularity of touch tone phones and home PC's make it more attractive to banks and more appealing to their customers. Accordingly, in 1997, a new
voice response system   "Anytime Tele-Banker" was installed.  This
allows customers to access their account information 24 hours a day, seven days a week. The Wal-Mart in-store branch was opened in March of 1997. This facility, open seven days a week, offers shoppers personalized banking service for all types of customer transactions, including loan applications, 76 hours per week. For our business customers, corporate cash sweep accounts providing up-to-date cash management tools were introduced. Our on-line business banking product, scheduled to be introduced in early 1998, offers cash management service for business customers from the convenience of their own office via computer.


REVIEW OF 1997

It is a pleasure to report that your Company achieved solid results in 1997. While hampered by a stubbornly stagnant core market economy, total assets at year end stood at $219,368,926, virtually unchanged from the prior year's record high of $219,072,278. Average assets gained just over 3% or about $7 million throughout the year.
     Principally, as a result of a significant decline in loan demand, earnings slipped about 7% in 1997 from the all-time record earnings in 1996. Net income of $2,619,316 or $1.31 per share compared to $2,846,162 or $1.41 per share last year. This represents the first earnings reversal in more than ten years for the Company. Even so, earnings were sufficient to provide a respectable return on average assets of 1.18%.
     Increased competition from various sorts   many new to our
market   banks, credit unions, insurance companies, pension funds
combined with declining interest margins and lack of economic development, served to impede growth in 1997.
     Seasonal loan sales and the Bank's first ever Auto Fair put significant loan business on the books during these limited time periods; however, sustained loan growth remained elusive.
     A geographic expansion of the Bank's traditional marketing area was launched mid-year in keeping with the overall growth plans for the Bank. John Devlin was hired as a new commercial lending officer with specific responsibilities to begin development of new commercial markets in surrounding counties.
     Despite the challenges, most observers agree that the Company continues to be a good investment for the shareholders. The Company remains strongly capitalized with capital ratios more than double the regulatory guidelines for well-capitalized banks, and loan quality remains good. The Veribanc and Bauer financial institution rating firms again accorded the Bank their highest ratings in 1997, powerful testimony to the quality of the management, employees, directors, shareholders, and customers who make the Bank the top notch institution it is.
     As the Bank has grown, shareholders have been rewarded accordingly. Dividends paid to shareholders were at an all-time record high. We paid a total of $2,099,100 or $1.06 per share to shareholders in 1997, producing a dividend yield of 5.4%. Total return to shareholders in 1997 was 37%. Since 1990, the eight-year cumulative total return to shareholders was 205.4% or 25.68% on average.
     In order to provide additional liquidity to shareholders wishing to sell their shares, the Company offered to repurchase shares through a procedure commonly referred to as a "Dutch Auction." The Company acquired 30,538 shares in the transaction and subsequently acquired an additional 18,000 shares in separate transactions, of which 2,314 shares were used to meet the requirements of the dividend reinvestment plan.
     Continuing our plans to enhance customer convenience, we
installed a new voice response system   "Anytime Tele-Banker"   in
1997. It allows customers to access their account information 24 hours a day, seven days a week. This service has been extremely well received and continues to grow. The Wal-Mart in-store branch was opened in March of 1997. This facility, open seven days a week, offers shoppers personalized banking service for all types of customer transactions, including loan applications, 76 hours per week. For our business customers, we introduced corporate cash sweep accounts providing up-to-date cash management tools. Our on-line business banking product, scheduled to be rolled out in the first quarter of 1998, offers cash management service for business customers from the convenience of their own office via computer.
     Quality, convenience, and service continue to differentiate financial service providers. This means people, and I am extremely proud of the staff at First National Bank of Cortland. The interest and skill levels of our people have never been higher.
The caliber of our people is maintained through an extensive commitment to training and education.
     There were several promotions in 1997: Christopher Hotchkiss was promoted to Mortgage Officer; MaryAnn Piedigrossi was named Branch Manager & Assistant Cashier; Judy Schultz, Assistant to the President, was named Assistant Cashier; Dudley Shore, an experienced banker, was hired as Branch Manager of our Marathon Office; and Warren Spaulding became Sales Manager at our Wal-Mart Office.
     The Board of Directors deserves special mention for the key role they have played guiding the Bank through uneasy competitive waters. My confidence in our management team is equally strong. I have no doubt about our strategies. And our mission is as valid as ever. As an independent community bank, we are well positioned to deliver on the promise of quality products, quality people, and superior service.
     Your Bank is listening, both to its customers and its shareholders. The Year 2000 is just around the corner and the Bank is continuously evolving to meet the challenges ahead. By investing in technology to enhance customer convenience and maximize operational efficiency, we've positioned the Bank to compete effectively.
     Innovations such as our Wal-Mart Office, aggressive marketing initiatives such as our Social Security Deposit incentive, product offerings such as the debit card, 24-hour telephone- and PC-
banking, plus personal service   these are the strategies with
which community banks will thrive. As we move forward, it is imperative that we continue to capitalize on those unique strengths
  especially our professional, hometown service   which
differentiate us from other financial service providers. And we must use these strengths to our competitive advantage.
     Yes, our work is cut out for us. But I'm here to assure you that your Bank, Your Financial Services Center, is up to the task.

Information Concerning Executive Officers

                                                          Executive Officer
Name and Age             Position                               Since

David R. Alvord (57)     President, Chief Executive             1979
                         Officer and Director of Company;
                         President, Chief Executive
                         Officer and Director - First
                         National Bank of Cortland

Bob Derksen (64)         Treasurer of Company; Vice             1991
                         President and Chief Financial
                         Officer - First National Bank
                         of Cortland

Item 2 -- Properties

The Registrant operates the following branches:

Name of Office          Location            County     Date Established

Home Office             65 Main Street      Cortland   March 1, 1869
                        Cortland, NY

Cincinnatus             2743 NYS Route 26   Cortland   January 1, 1943
                        Cincinnatus, NY

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

Marathon                14 E. Main Street   Cortland   August 15, 1957
                        Marathon, NY

McGraw                  30 Main Street      Cortland   May 1, 1967
                        McGraw, NY

Tully                   Route 80 at I-81    Onondaga   January 26, 1989
                        Tully, NY

Whitney Point           2950 NYS Route 11   Broome     April 7, 1994
                        Whitney Point, NY

Wal-Mart                872 NYS Route 13    Cortland   March 10, 1997
                        Cortland, NY

The Tully, Whitney Point, and Wal-Mart offices are leased. The other banking premises are owned.


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

No matters were submitted for security holder vote during the fourth quarter of 1997.

PART II

Item 5 -- Market for Registrant's Common Stock and Related
Shareholders Matters

Common Stock Data:
The common stock of Cortland First Financial Corporation is inactively traded in the over-the-counter market. Market makers for the stock are Ryan, Beck & Company (800-342-2325), Monroe Securities, Inc. (716-546-5560), and First Albany Corporation (800-336-3245). There were 538 shareholders of record as of December 31, 1997. Stock prices below are based on low "bid" prices and high "bid" prices for the quarter.

1997                  High        Low    Dividend Paid
1st Quarter         $ 20.50     $ 20.00  $ .14
2nd Quarter           21.50       21.25    .14
3rd Quarter           22.50       22.25    .14
4th Quarter           26.00       22.25    .64

1996                  High        Low    Dividend Paid
1st Quarter         $ 17.00     $ 16.875 $ .117*
2nd Quarter           19.00       18.00    .12
3rd Quarter           19.00       18.875   .12
4th Quarter           19.75       19.00    .14

*Restated to reflect 3-for-1 stock split.

The transfer agent for the stock is American Stock Transfer & Trust Company (ASTC). They can be contacted at the following address:

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

Item 6 -- Selected Financial Data
Five Year Comparative Summary (In thousands of dollars)

Assets and Deposits      1997     1996      1995     1994     1993
Loans                $111,932  $112,361  $111,028 $108,683 $104,619
Securities             88,256    84,128    75,262   70,380   67,587
Deposits              192,210   191,838   178,446  176,967  167,302
Total Assets          219,369   219,072   203,860  198,759  188,683
Trust Dept Assets      64,420    61,924    56,359   49,872   50,130
(not included in Total Assets)
Shareholders' Equity   25,007    25,378    23,654   20,424   20,063
(Capital, Surplus & Undivided Profits)

Operating Income & Expenses
Total Interest Income  15,985    15,632    15,224   14,314   14,292
Total Interest Exp      6,531     6,220     5,848    4,725    5,013
Net Interest Income     9,454     9,412     9,376    9,589    9,279
Provision for Possible
Loan Losses               390       283       300      300      300
Net Interest Income
after Provision for
Possible Loan Losses    9,064     9,129     9,076    9,289    8,979
Other Operating Inc     1,777     1,523     1,446    1,370    1,303
Total Operating Inc    10,841    10,652    10,522   10,659   10,282

Salaries & Benefits     3,909     3,625     3,695    3,596    3,343
Occupancy & Equipment
Expense                 1,299     1,100     1,070    1,099    1,005
Other Operating Exp     2,094     1,953     1,935    2,096    2,042
Total Operating Exp     7,302     6,678     6,700    6,791    6,390

Income Before Taxes     3,539     3,974     3,822    3,868    3,892
Provision for Taxes       920     1,128     1,089    1,178    1,163

Net Income              2,619     2,846     2,733    2,690    2,729

Per-Share Statistics
  (adjusted for stock split)
Net Income           $   1.31  $   1.41  $   1.36 $   1.33 $   1.35
Book Value at Year End  12.70     12.59     11.73    10.13     9.95
Cash Dividends Paid      1.06       .497     .433      .417    .400

Item 7 -- Management's Discussion and Analysis of Financial
Condition and Results of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Cortland First Financial Corporation is a one-bank holding company that was formed in 1986. Its only subsidiary and operating entity is First National Bank of Cortland. Chartered in 1869, First National Bank of Cortland is an independent commercial bank delivering financial services from six offices in Cortland County (Cortland, Cortlandville [2], Marathon, McGraw, and Cincinnatus), one office in southern Onondaga County (Tully), and one office in northern Broome County (Whitney Point). During 1997, we opened a new in-store branch at Wal-Mart in Cortlandville. This full-service branch features extended hours, including evenings, weekends, and holidays. We also relocated our Cincinnatus office. This relocation provides increased customer parking, easy access from Route 26, the introduction of 24-hour banking with a drive-up ATM, and a handicap-accessible customer service/teller station.

The primary regulator of Cortland First Financial Corporation is the Federal Reserve Bank of New York in New York City, while its subsidiary, First National Bank of Cortland, is regulated by the Office of the Comptroller of the Currency in Washington, D.C.

The purpose of this discussion is to provide the reader with information designed to understand the financial statements included herewith and to provide information as to material events or changes which affected the financial condition or results of operation since December 31, 1996. This discussion will, in general, not repeat numerical information contained in the financial statement, since these changes are readily computable. References below to the "Bank" refer to First National Bank of Cortland.

Shareholders' Equity
Unrealized net gain on investment securities resulting from changes in the investment portfolio and general market conditions increased from $374,768 at year-end 1996 to $540,492 at year-end 1997.

Due to the continued success of the Bank, and its solid capital position, on May 28, 1997, the Board of Directors decided to offer an opportunity to all shareholders desiring to sell some or all of their stock in Cortland First Financial Corporation. The result of this stock repurchase was the placement of 30,538 shares in Treasury Stock. Later in the year, the Corporation purchased an additional 18,000 shares and re-issued 2,314 shares to their transfer agent, American Stock Transfer & Trust Company, to satisfy the requirements of the dividend reinvestment plan.

In 1997, we added approximately 20% of our net income to retained earnings, with the remainder being paid in the form of dividends to shareholders. An all-time high of $2,099,100 was paid in cash dividends in 1997 compared to $1,001,280 in 1996. Book value increased from $12.59 to $12.70 per share at year-end 1997. The ratio of capital to risk-weighted assets continues to exceed the regulatory requirements for well-capitalized banks.

Liquidity
Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Bank was a net seller of federal funds in the amount of $4,888,000 on a daily average basis. The investment portfolio provides liquidity from
maturing instruments on a regular basis   97.2% is available for
sale and 75.9% matures in less than five years. The Bank continues to have a credit facility with the Federal Home Loan Bank of New York. With a stable deposit base, the Bank is not dependent on volatile deposits such as jumbo CD's. At year end, the ratio of net liquid assets to net deposits amounted to 32.89%, further indicating a high level of liquidity. The volatile liability ratio was 1.52%, well within policy.

Asset-Liability Management
Managing the asset and liability sensitivity position to achieve an acceptable balance of risk versus return is achieved through loans, investments, and retail deposits rather than reliance on swaps, futures, or off balance sheet derivative products. Based on forecasts of loan demand and funding sources, the Asset-Liability Committee will assess liability and loan pricing strategies, monitor earnings spread, asset/liability distributions, and maturities, in addition to liquidity and capital levels, review budget variances, and develop action plans based on the causes of these variances. Interest rate risk management provides a forward looking assessment of the impact that movement in rates may have on net interest income. When subjected to an immediate change in interest rates of 200 basis points, the impact on the net income of the Bank is far below the targeted range of 10% for one year.

Risk Assessment
Risk is the potential that unexpected and unanticipated events may have an adverse impact on the Bank's capital or earnings. The Office of the Comptroller of the Currency has defined several categories of risk for supervisory purposes. Management assesses and evaluates its exposure to these risk categories on a continuous basis. Management believes its exposure in each of the risk categories is low.

Results of Operations
Net income per share decreased from $1.41 in 1996 to $1.31 in 1997, mainly due to the continuing decrease of net interest margins. Yield on earnings assets declined from 8.04% in 1996 to 8.00% in 1997, while cost of funds increased from 3.74% in 1996 to 3.78% in 1997. The net interest margin for the year 1997 was 4.87%, compared to 4.98% a year ago. Primarily due to the relatively stagnant economy of our trading area, loan demand continued to be soft in 1997.

Salaries, wages, and employee benefit costs increased $284,118 due to our Wal-Mart in-store branch, the hiring of a loan officer to expand our market area, and a large increase in our self-insured medical program in 1997.

The expense for advertising, communications, and supplies increased due to the production and promotion of a new telephone-banking product offering. "Anytime Tele-Banker," a toll-free, automated telephone banking system, provides our customers the convenience of checking their balance, getting rate information, making transfers between accounts, and more.

A new computer, installed in November 1996, has resulted in increased computer and equipment expenses. Increased legal, audit, and outside services expenses were attributed to the employment of consultants and an increase in expenses of $22,024 for debit card processing. An $18,185 increase in education expense is also included, and payroll service fees increased $5,849. Non-interest income of $1,777,223 increased by $254,320, mainly due to investment securities gains of $114,757 in 1997 compared to losses of $23,907 last year, gross debit card income of $39,542, insurance commissions increase of $7,266, and ATM fee income of $12,136.

Our provision for possible loan losses was increased by $107,000 to keep our reserve at an acceptable level, after net charge offs for 1997 increased by $232,449.

The adequacy of the allowance for loan losses is evaluated quarterly and is judged to be sufficient to absorb any inherent losses in the portfolio. The loan portfolio continues to be of high quality when compared with industry peer groups.

On a daily average basis, total deposits during 1997 amounted to $195,341,525 compared to $189,669,284, an increase of $5,672,241 or
3%. $2,520,000 of this increase came from certificates of deposit over $100,000; $1,368,000 from NOW and savings deposits; and the remainder in certificates of deposit less than $100,000.

The Bank's securities portfolio continues to be rated AAA or better with the exception of a very small non-rated portion consisting of local municipal bonds for which we maintain financial data. There are no derivatives or structured notes in the investment portfolio. The Bank does not have a trading portfolio and does not anticipate having one in the future.

At year-end 1997, the book value of the assets held in our Trust Department amounted to $64,420,062 compared to $61,924,177 in 1996. Staffed by well-trained, highly competent people, this department offers a full spectrum of fiduciary services on a highly personalized basis. Trust assets are not part of the consolidated balance sheets. Any shareholder and Bank customer should give serious consideration to what this department can do for them.

Year 2000
The Bank is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to "00." The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Bank has identified the systems which may be affected by the Year 2000 problem and assigned a risk factor to each system. Both internal and external resources are being utilized to correct or replace and test the systems for Year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Bank's primary processing vendors that plans are being developed to address processing of transactions in the Year 2000. Based on the Bank's progress to date, it is not anticipated that Year 2000 compliance expenses will have a material impact on the Bank's earnings or financial position.

New Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This Statement will require the Bank to report comprehensive income. For the Bank, comprehensive income is determined by adding unrealized investment holding gains or losses during the period to net income.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement requires companies to disclose financial and descriptive information about its reportable business segments. Management believes the Bank only operates in one segment, which is the banking segment. Therefore, disclosures required under this pronouncement will not affect the financial statements of the Company.

Item 8 -- Financial Statements and Supplementary Data
The consolidated financial statements, footnotes, and supplementary data follow:
CONSOLIDATED BALANCE SHEETS           Dec. 31, 1997  Dec. 31, 1996
ASSETS
Cash and due from banks               $ 10,139,317   $ 10,499,851
Federal funds sold                       1,100,000      4,900,000
Total Cash and Cash Equivalents         11,239,317     15,399,851

Held to maturity investment
  securities                             2,434,774      2,377,788
Available-for-sale investment
  securities                            85,821,482     81,750,581
Total Investment Securities             88,256,256     84,128,369
 (fair value - $88,300,955 for 1997
  and $84,141,362 for 1996)

Commercial and agricultural loans       22,512,710     20,892,312
Real estate loans                       65,433,326     64,738,861
Installment loans                       22,384,182     25,611,633
Other loans                              5,914,449      6,163,608
Total Loans                            116,244,667    117,406,414

Less: Unearned income                    3,072,275      3,774,128
Less: Allowance for possible
  loan losses                            1,240,188      1,270,798
Net Loans                              111,932,204    112,361,488
Bank premises, furniture
  and equipment                          3,762,590      3,640,316
Accrued interest receivable              1,538,492      1,588,702
Other real estate owned                    275,342           ----
Other assets                             2,364,725      1,953,552
Total Assets                          $219,368,926   $219,072,278

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing deposits         $ 24,508,501   $ 22,802,077
Interest bearing deposits              167,701,131    169,035,872
Total Deposits                         192,209,632    191,837,949

Accrued interest, taxes and
  other liabilities                      1,270,590      1,021,505
Accrued postretirement benefits            881,988        835,029
Total Liabilities                      194,362,210    193,694,483

Shareholders' equity: Common stock - par value $1.6667 a share;
  3,000,000 shares authorized;
  2,016,000 shares issued;
  1,969,776 and 2,016,000 shares
  outstanding for 1997 and 1996,
  respectively                           3,360,067      3,360,067
Surplus                                  3,360,000      3,360,000
Undivided profits                       18,811,853     18,282,960

Unrealized net gain on investment
  securities                               540,492        374,768
Treasury stock, at cost;
  46,224 shares                         (1,065,696)          ----
Total Shareholders' Equity              25,006,716     25,377,795
Total Liabilities and
  Shareholders' Equity                $219,368,926   $219,072,278

The accompanying notes are an integral part of the consolidated financial statements.
CONSOLIDATED STATEMENTS OF INCOME:
INTEREST INCOME         Dec. 31, 1997 Dec. 31, 1996  Dec. 31, 1995
Interest and fees
  on loans              $10,360,436   $10,453,073    $10,456,163
Interest on investment
  securities:
  U.S. Treasury           1,597,296     1,728,913      1,731,430
  U.S. Government
    Agencies              2,329,926     1,679,912      1,457,322
  State and political
    subdivisions          1,371,383     1,255,577      1,108,042
  Other                      56,714        35,642         14,361
Interest on federal
  funds sold                268,903       479,227        456,177
Total Interest Income    15,984,658    15,632,344     15,223,495

INTEREST EXPENSE
Interest on deposits      6,525,980     6,220,102      5,847,933
Interest on short-term
  borrowings                  4,973        ----           ----
Total Interest Expense    6,530,953     6,220,102      5,847,933

Net Interest Income       9,453,705     9,412,242      9,375,562

Provision for possible
  loan losses               390,000       283,000        300,000
Net Interest Income
  After Provision For
  Loan Losses             9,063,705     9,129,242      9,075,562

OTHER INCOME
Trust department
  services                  422,196       440,260        368,716
Service charges on
  deposit accounts          689,334       641,484        612,448
Investment securities
  gains/(losses)            114,757       (23,907)        ----
Other operating income      550,936       465,066        464,946

Total Other Income        1,777,223     1,522,903      1,446,110
Total Operating Income   10,840,928    10,652,145     10,521,672

OTHER EXPENSES
Salaries, wages and
  employee benefits       3,908,687     3,624,569      3,694,682
Supplies, advertising and
communications expense      689,175       600,344        567,019
Occupancy expense of bank
  premises                  512,988       503,282        522,673
Computer and equipment
  expense                   786,414       597,640        547,230
Legal, audit and outside
  services                1,082,788       967,309        867,075
Other operating expense     321,762       385,039        501,525

Total Other Expenses      7,301,814     6,678,183      6,700,204
Income Before Income
  Taxes                   3,539,114     3,973,962      3,821,468
Provision for income
  taxes                     919,798     1,127,800      1,088,600

Net Income              $ 2,619,316   $ 2,846,162    $ 2,732,868
Net Income Per Common
  Share - Basic               $1.31         $1.41          $1.36

The accompanying notes are an integral part of the consolidated financial statements.
CONSOLIDATED STATEMENTS OF CASH FLOWS:
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES
Year ended: Dec. 31,         1997         1996         1995
Net income                   $ 2,619,316  $ 2,846,162  $ 2,732,868
Adjustments to reconcile net
income to net cash provided by
operating activities:
  Provision for loan losses      390,000      283,000      300,000
  Provision for depreciation     591,039      445,511      383,486

  (Benefit) Provision for
    deferred income taxes        (19,492)    (89,805)       15,198
  Amortization of investment
    security premiums
    (discounts), net             283,490      380,592      391,207
  Realized investment security
    (gains) losses              (114,758)      23,907        ----
  Loss (gain) on disposal of
    bank equipment                 9,921       17,800        ----
  Loss (gain) on disposal of
    other real estate              ----        57,006        ----
  (Increase) decrease in
    interest receivable           50,210      112,406       10,128
  (Increase) decrease in
    other assets                (391,681)      50,321     (293,608)
  Increase (decrease) in
    interest payable              (9,642)       7,999       37,301
  Increase (decrease) in other
    liabilities                  194,776      173,088       19,205
Net Cash Provided by
  Operating Activities       $ 3,603,179  $ 4,307,987  $ 3,595,785

INVESTING ACTIVITIES
Proceeds from maturities of
  investment securities,
  available-for-sale         $15,598,817  $17,544,275  $13,159,859
Proceeds from maturities of
  investment securities,
  held-to-maturity             1,587,289    6,633,032    7,250,998
Proceeds from sales of
  investment securities       13,393,289      975,390        ----
Purchase of investment
  securities, available-
  for-sale                   (33,060,342) (29,897,388) (20,254,059)
Purchase of investment securities,
  held-to-maturity            (1,539,037)  (4,731,598)  (3,119,163)
Net increase in loans           (236,059)  (1,616,123)  (2,645,378)
Purchases of premises and
  equipment                     (773,745)    (639,757)    (483,664)
Proceeds from disposition of
  other real estate                ----        78,395        ----
Proceeds from disposition of
  bank equipment                  50,511        ----         ----
Net Cash Used by Investing
  Activities                  (4,979,277) (11,653,774)  (6,091,407)


FINANCING ACTIVITIES
Year ended: Dec. 31,             1997         1996         1995
Net increase (decrease) in
  demand deposits, NOW
  accounts and savings
  accounts                      (741,873)   8,142,380   (8,042,267)
Net increase (decrease) in
  certificates of deposit      1,113,556    5,250,017    9,520,416
Treasury stock purchased      (1,119,057)       ----         ----
Treasury stock sold               62,038        ----         ----
Cash dividends                (2,099,100)  (1,001,280)    (873,600)
Net Cash Provided (Used)
  by Financing Activities     (2,784,436)  12,391,117      604,549
Increase (Decrease) in Cash
  and Cash Equivalents        (4,160,534)   5,045,330   (1,891,073)
Cash and Cash Equivalents at
  Beginning of Year           15,399,851   10,354,521   12,245,594
Cash and Cash Equivalents
  at End of Year              11,239,317   15,399,851   10,354,521
Supplemental Disclosures of
  Cash Flow Information:
Cash paid during the year for:
  Interest on deposits and
    short-term borrowings      6,540,595    6,212,103    5,810,632
  Income taxes                   933,749    1,083,086    1,260,503
Non-cash investing activity:
  Change in unrealized gain/
  (losses) on available-for-sale
  securities                     276,634     (205,635)   2,311,005
  Transfer to other real estate
  owned                          275,342        ----         ----


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY:

For the years ended         Common                Undivided
Dec. 31, 1997, 1996, 1995   Stock      Surplus    Profits

Balance at January 1, 1995  $3,360,000 $3,360,000   $14,578,877
Net income for the year                               2,732,868
Change in unrealized net
 gain/(loss) on investment
 securities
 Cash dividends,                                       (873,600)
 $.4333 per share*
   2,016,000 shares**
Balance at                   3,360,000  3,360,000    16,438,145
 December 31, 1995
Net income for the year                               2,846,162
Change par value to $1.6667         67                      (67)
Change in unrealized net
  gain/(loss) on investment
  securities
  Cash dividends,                                    (1,001,280)
  $.4966 per share*
   2,016,000 shares**
Balance at                   3,360,067  3,360,000    18,282,960
 December 31, 1996
Net income for the year                               2,619,316
Change in unrealized net
 gain/(loss) on investment
 securities
Treasury stock purchased
Treasury stock sold                                       8,667
Cash dividends,                                      (2,099,100)
 $1.06 per share
  1,994,240 shares**
Balance at                  $3,360,067 $3,360,000   $18,811,853
 December 31, 1997
                         Unrealized
                         Investment
                         Securities     Treasury
                         Gains/(Losses) Stock       Total
Balance at January 1,1995    (875,320)              $20,423,557
Net income for the year                               2,732,868
Change in unrealized net
 gain/(loss) on investment
 securities                  1,370,826               1,370,826
 Cash dividends,                                      (873,600)
 $.4333 per share*
  2,016,000 shares**
Balance at                     495,506               23,653,651
 December 31, 1995
Net income for the year                               2,846,162
Change par value to $1.6667
Change in unrealized net
 gain/(loss) on investment
 securities                   (120,738)                (120,738)
 Cash dividends,                                     (1,001,280)
  $.4966 per share*
   2,016,000 shares**
Balance at
 December 31, 1996             374,768               25,377,795
Net income for the year                               2,619,316
Change in unrealized net
 gain/(loss) on investment
 securities                    165,724                  165,724
Treasury stock purchased               $(1,119,057)  (1,119,057)
Treasury stock sold                         53,361       62,038
Cash dividends,                                      (2,099,100)
 $1.06 per share
  1,994,240 shares**
Balance at                  $  540,492 $(1,065,696) $25,006,716
 December 31, 1997

*Restated to reflect 3-for-1 stock split 3/96.
**Weighted number of shares outstanding during the year.

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended Dec. 31, 1997, 1996, 1995

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Cortland First Financial Corporation (the Company) is a one-bank holding company whose only subsidiary and operating entity, First National Bank of Cortland (the Bank), delivers commercial banking services from eight branches in Cortland, Onondaga, and Broome counties.

Principles of Consolidation: The accompanying financial statements include the accounts of Cortland First Financial Corporation (the
Company) and its wholly owned subsidiary, First National Bank of Cortland (the Bank). Intercompany transactions have been eliminated in consolidation.

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

Cash and cash equivalents: Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

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

The following sets forth the plan's funded status reconciled with the amounts reported in the Company's statement of financial position at December 31, for the combined medical and life insurance plans:

Accumulated postretirement benefit obligation (APBO):
                                       1997       1996
Retirees                               $302,683   $317,024
Fully eligible active plan
  participants                          173,755    109,686
Other active plan participants          368,409    416,015
Total APBO                              844,847    842,725
Plan assets at fair value    ----         ----
Unrecognized net loss/gain               37,141     (7,696)
Accrued postretirement benefit
  obligation                           $881,988   $835,029

Net periodic postretirement
  benefit cost included the
  following components:                  1997         1996       1995
Service cost                           $ 31,728   $ 35,638     $ 31,778
Interest cost                            57,273     56,187       53,314
Net periodic postretirement
  benefit cost                         $ 89,001   $ 91,825     $ 85,092

A 9.5% annual rate of increase in the per capita costs of covered health care benefits was assumed for December 31, 1997, gradually decreasing to 5.0% by the year 2022. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997, by $126,811 and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1997 by $15,029. A discount rate of 7.25% was used to determine the accumulated postretirement benefit obligation.

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

The net approximate carrying amounts and fair values of financial instruments are as follows:

                                                        (In Thousands)
                               Dec. 31, 1997   Dec. 31, 1997  Dec. 31, 1996    Dec. 31, 1996
Financial Assets:              Carrying Amount Fair Value     Carrying Amount  Fair Value
Cash and cash equivalents      $ 11,239        $ 11,239       $ 15,400         $ 15,400
Investment securities            88,256          88,301         84,128           84,141
Loans                           113,172           ----         113,632            ----
 Allowances for loan losses      (1,240)          ----          (1,271)           ----
Net Loans                       111,932         112,791        112,361          111,070
Total Financial Assets         $211,427        $212,331       $211,889         $210,611

Financial Liabilities:
Deposits                       $192,210        $181,365       $191,838         $187,665
Total Financial Liabilities    $192,210        $181,365       $191,838         $187,665

The fair value of off-balance sheet financial instruments, principally standby letters of credit, is not significant.

Trust Assets: Property (other than cash deposits) held by the Bank in fiduciary or agency capacities for its customers is not included in the accompanying balance sheets, since such items are not assets of the Bank.

Investment Securities: The Bank classifies its investments in debt securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those for which the Bank has the positive intent and ability to hold to maturity, and are reported at cost, adjusted for amortization of premiums and accretion of discounts. Debt securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value, with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of the applicable income tax effect. None of the Bank's investment securities are classified as trading securities.
   Purchases and sales of investment securities are recorded as of settlement date; gains and losses on the sale of securities are based on identification of specific securities.
Premiums and discounts on securities are amortized and accreted into income using the interest method over the period of maturity.

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

Other Real Estate: Other real estate is comprised of property acquired through foreclosure and is carried at the lower of the recorded investment in the loan or fair value less estimated disposal costs.

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

Reclassification: Certain amounts from 1996 and 1995 have been reclassified to conform to the current year presentation.

Retirement Benefits: The Bank has a defined contribution pension plan, administered by its Trust Department, for all eligible employees. Contributions to the plan are determined based upon percentages of compensation for eligible employees and are funded as accrued. Pension expense for 1997, 1996, and 1995 was $123,273, $109,295, and $128,129, respectively.
   The Bank also has a defined contribution 401(k) savings plan, administered by its Trust Department, for all eligible employees. Contributions to the plan are determined by the Board of Directors, at its discretion, and are funded as accrued. Up to certain limitations, employees may also contribute to this plan. Expense under this plan was $106,309 in 1997, $98,072 in 1996, and $94,752 in 1995.
   The Bank maintains a supplemental retirement plan for its President and Chief Executive Officer. The Bank has segregated assets which are managed by its Trust Department to fund the estimated benefit liability upon retirement. Plan expense of $74,484, $59,547, and $80,213 was recognized for the years ended December 31, 1997, 1996, and 1995, respectively.

Stock Split: During March 1996, the Company effected a three-for-one stock split through the issuance of one additional share of $1.6667 par value common stock for every share then outstanding.

Per-Share Amounts: Earnings per share are computed on the basis of weighted average shares outstanding, retroactively adjusted for the stock split (1,994,240 for 1997, and 2,016,000 for 1996 and 1995).
Cash dividends per share are based on declared rates. The Bank adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," in 1997, which had no effect on quarterly or annual earnings per share as previously reported.

INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities at December 31, 1997 and 1996 are as follows:

                                          Amortized    Gross Unreal- Gross Unreal-  Estimated
                                          Cost         ized Gains    ized Losses    Fair Value
Held-to-Maturity Portfolio - 1997
U.S. Treasury securities and
  obligations of U.S. government
  corporation and agencies                $   999,335  $    5,351    $      ---     $ 1,004,686
Obligations of states and
  political subdivisions                    1,435,439      39,477           129       1,474,787
Totals                                    $ 2,434,774  $   44,828    $      129     $ 2,479,473

Available-for-Sale Portfolio - 1997
U.S. Treasury securities and
  obligations of U.S. government
  corporation and agencies                $35,599,563  $  201,663    $   51,205     $35,750,021
Obligations of states and
  political subdivisions                   27,683,436     613,682        22,602      28,274,516
Other debt securities                         865,175       ----          ----          865,175
Mortgage-backed securities                 20,771,132     194,886        34,248      20,931,770
Totals                                     84,919,306   1,010,231       108,055      85,821,482
Grand total                               $87,354,080  $1,055,059    $  108,184     $88,300,955

Held-to-Maturity Portfolio - 1996
Obligations of states and
  political subdivisions                  $ 2,377,788  $   13,818    $      825     $ 2,390,781
Totals                                    $ 2,377,788  $   13,818    $      825     $ 2,390,781

Available-for-Sale Portfolio - 1996
U.S. Treasury securities and
  obligations of U.S. government
  corporation and agencies                $41,851,768  $  311,468    $   75,560     $42,087,676
Obligations of states and
  political subdivisions                   24,566,311     439,691        94,234      24,911,768
Other debt securities                         819,475       ----          ----          819,475
Mortgage-backed securities                 13,887,486     124,796        80,620      13,931,662
Totals                                     81,125,040     875,955       250,414      81,750,581
Grand total                               $83,502,828  $  889,773    $  251,239     $84,141,362

At December 31, 1997, securities having a book value of $42,797,610 were pledged to collaterize public fund deposits as required by law.

The amortized cost and estimated market value of investment securities at December 31, 1997, by contractual maturity, are shown in the following section. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                            Held-to-Maturity Portfolio        Available-for-Sale Portfolio
                  Amortized Cost  Estimated Fair Value  Amortized Cost  Estimated Fair Value

Due in one year         $    99,813     $    99,880          $ 8,115,141     $ 8,139,812
Due after one year
  through five years      1,405,344       1,414,818           45,116,750      45,600,779
Due after five years
  through ten years         929,617         964,775           22,022,496      22,308,269
Due after ten years           ----            ----             9,664,919       9,772,622
Total                   $ 2,434,774     $ 2,479,473          $84,919,306     $85,821,482

ALLOWANCE FOR POSSIBLE LOAN LOSSES
Changes in the loan loss allowance during the years ended December 31, 1997, 1996 and 1995 are summarized as follows:
                               1997            1996            1995
Balance at January 1         $1,270,798      $1,175,959      $1,225,737
Provision for the year          390,000         283,000         300,000
Recoveries on loans              57,124          73,363          63,140
Subtotal                      1,717,922       1,532,322       1,588,877
Less: Loans charged off         477,734         261,524         412,918
Balance at December 31       $1,240,188      $1,270,798      $1,175,959

As of December 31, 1997 and 1996, the Bank had no impaired loans for which significant specific valuation allowances were recorded.

BANK PREMISES, FURNITURE AND EQUIPMENT
Bank premises, furniture and equipment are comprised of the
following:
                                      1997           1996
Land                                  $  527,409     $  506,975
Bank premises                          3,758,466      3,446,314
Furniture and equipment                3,648,482      3,290,199
Subtotal                               7,934,357      7,243,488
Less: Accumulated depreciation         4,171,767      3,603,172
Total                                 $3,762,590     $3,640,316


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

Financial instruments whose contract amounts represent credit risk:

                                            Contract Amount
                                      1997           1996
Commitments to extend credit          $18,254,740    $17,169,306
Standby letters of credit             $ 1,424,140    $ 1,003,814

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
    Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.
    The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since the letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
    For both commitments to extend credit and letters of credit, the amount of collateral obtained, if deemed necessary by the Bank upon the extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but includes residential and commercial real estate.
    Principal operating leases are for bank premises. At December 31, 1997, aggregate future minimum lease payments under non-cancelable operating leases with initial or remaining terms equal to or exceeding one year consist of the following: 1998 - $69,620; 1999 - $46,000; 2000- $46,000; 2001 - $46,000; 2002 -
$31,000; and $7,000 thereafter. Total rental expense amounted to $68,120 in 1997; $51,620 in 1996, and $51,620 in 1995.
    The Bank is subject to legal limitation on the amount of dividends that can be paid to the Company. Dividends are limited to retained net profits, as defined. At December 31, 1997, approximately $4,200,000 was available for the declaration of dividends by the Bank.


INCOME TAXES
The income tax provision for 1997, 1996, and 1995 is summarized as follows:
                         1997          1996          1995
Currently payable        $  939,290    $1,217,605    $1,073,402
Deferred (credit)           (19,492)      (89,805)       15,198
Total                    $  919,798    $1,127,800    $1,088,600

The provision for income taxes includes the following:

                         1997          1996          1995
Federal income tax       $  671,170    $  837,100    $  798,900
New York State
franchise tax               248,628       290,700       289,700
Total                    $  919,798    $1,127,800    $1,088,600

The components of deferred income taxes at December 31, 1997 and 1996 are as follows:
                                       1997          1996
Assets:
  Allowance for possible loan losses   $  244,760    $  257,024
  Postretirement benefits                 353,590       334,751
  Deferred compensation                   218,722       163,566
  Other                                     8,688        29,734
Total Assets                           $  825,760    $  785,075

Liabilities:
  Investment securities                $  361,682    $  250,773
  Accretion                                67,911        55,952
Total Liabilities                      $  429,593    $  306,725

A reconciliation between the statutory federal income tax rate and the effective income tax rate for 1997, 1996, and 1995 is as follows:

                                        1997    1996    1995
Statutory federal income tax rate        34.0%   34.0%   34.0%
State franchise tax, net of
  federal tax benefit                     4.6     4.8     5.0
Tax exempt income                       (12.7)  (11.7)  (10.1)
Other, net                                 .1     1.3     (.4)
Total                                    26.0%   28.4%   28.5%

RELATED PARTY TRANSACTIONS
Directors and executive officers of the Bank and their affiliated companies were customers of, and had other transactions with, the Bank in the ordinary course of business during 1997. It is the Bank's policy that all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. Loan transactions with related parties are summarized as follows:

Balance at December 31, 1996                    $4,182,612
New loans and advances                             358,455
Loan payments                                   (1,962,231)
Balance at December 31, 1997                    $2,578,836

LINES OF CREDIT
At December 31, 1997, the Bank had available lines of credit totaling $21,906,900 which were unused.

REGULATORY MATTERS
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.
The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) and Tier 1 capital (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.
    As of December 31, 1997, the Bank believes it is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

                                                                    To Be Well Capitalized
                                                     For Capital    Under Prompt Corrective
                                           Actual  Adequacy Purposes    Action Provisions
                             Amount        Ratio   Amount      Ratio     Amount      Ratio
As of December 31, 1997                                       (>or=)                (>or=)
Total Capital (to Risk-
  Weighted Assets)           $25,706,412   21.02%  $9,425,931   8.0%     $11,782,414  10.0%
Tier 1 Capital (to Risk-
  Weighted Assets)            24,466,224   20.77%   4,712,966   4.0%       7,069,448   6.0%
Tier 1 Capital (to
  Average Assets)             24,466,224   11.11%   8,810,187   4.0%      11,012,733   5.0%

As of December 31, 1996
Total Capital (to Risk-
  Weighted Assets)           $26,273,825   23.98%  $8,765,774   8.0%     $10,957,217  10.0%
Tier 1 Capital (to Risk-
  Weighted Assets)            25,003,027   22.82%   4,382,887   4.0%       6,574,330   6.0%
Tier 1 Capital (to
  Average Assets)             25,003,027   11.46%   8,724,279   4.0%      10,905,250   5.0%

PARENT COMPANY FINANCIAL INFORMATION

Condensed financial statement information of Cortland First
Financial Corporation is as follows:

Balance Sheet                                Dec. 31, 1997   Dec. 31, 1996
Assets
Investment in subsidiary bank                $24,939,766     $25,375,097
Cash                                              41,950           2,698
Other assets                                      25,000           ----
Total Assets                                 $25,006,716     $25,377,795

Shareholders' Equity
Common Stock                                 $ 3,360,067     $ 3,360,067
Surplus                                        3,360,000       3,360,000
Undivided profits                             18,811,853      18,282,960
Unrealized net gains on
  investment securities          540,492         374,768
Treasury stock                                (1,065,696)          ----
Total Shareholders' Equity   $25,006,716     $25,377,795

Statement of Income Year ended
                      Dec. 31, 1997  Dec. 31, 1996  Dec. 31, 1995
Dividend income from
  subsidiary bank        $3,276,205     $1,071,280     $  903,600
Operating expenses          (55,834)       (68,745)       (32,530)
                          3,220,371      1,002,535        871,070
Equity in undistributed
income of subsidiary       (601,055)     1,843,627      1,861,798
Net Income               $2,619,316     $2,846,162     $2,732,868

Statement of Cash Flows Year Ended
                      Dec. 31, 1997  Dec. 31, 1996  Dec. 31, 1995
Operating Activities:
Net Income               $2,619,316     $2,846,162     $2,732,868
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
Equity in undistributed
 net income of
 subsidiary                (601,055)    (1,843,627)    (1,861,798)
Increase in other assets    (25,000)         ----           ----
Net Cash Provided by
 Operating Activities     3,195,371      1,002,535        871,070

Financing Activities:
Treasury stock purchased(1,119,057)          ----           ----
Cash dividends paid      (2,099,100)    (1,001,280)      (873,600)
Treasury stock sold          62,038          ----           ----
Net Cash Used by
 Financing Activities    (3,156,119)    (1,001,280)      (873,600)
Increase (Decrease) in
  Cash and Cash
  Equivalents                39,252          1,255         (2,530)
Cash and Cash Equivalents
  at Beginning of year        2,698          1,443          3,973
Cash and Cash Equivalents
  at End of Year         $   41,950     $    2,698          1,443


REPORT OF INDEPENDENT AUDITORS
Board of Directors and Shareholders
Cortland First Financial Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Cortland First Financial Corporation and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cortland First Financial Corporation and Subsidiary at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


COOPERS & LYBRAND, LLP
Syracuse, New York
January 16, 1998

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

                      1/97-12/97                1/96-12/96            1/95-12/95
                    (In Thousands)            (In Thousands)        (In Thousands)
                Average Interest  Yield/   Average Interest Yield/  Average Interest Yield/
                Balance           Rate     Balance          Rate   Balance           Rate

Interest Earning Assets
  Investment Securities
    Taxable    $ 63,748  $ 4,108   6.44%   $ 56,999 $ 3,576  6.27%  $ 51,918  $ 3,291  6.34%
    Tax Exempt   26,110    1,851   7.09%     23,864   1,671  7.00%    20,864    1,507  7.22%
    Total Invest
     Securities  89,858    5,959   6.63%     80,863   5,247  6.49%    72,782    4,798  6.59%

Federal Funds
  Sold            4,980      269   5.40%      9,049     480  5.30%     7,830     456   5.83%
Loans
  Real Estate
   Mortgages     65,041    5,664   8.71%     63,742   5,685  8.92%    61,912   5,650   9.13%
  Commercial &
    Agricultural 23,679    2,355   9.95%     22,891   2,245  9.81%    22,962   2,432  10.59%
  Consumer       21,790    2,133   9.79%     22,637   2,292 10.13%    22,021   2,165   9.83%
  Municipal       3,148      309   9.82%      3,383     360 10.64%     3,140     310   9.87%
    Total Loans 113,658   10,461   9.20%    112,653  10,582  9.39%   110,035  10,557   9.59%

    Total Int Earning
     Assets     208,496   16,689   8.00%    202,565  16,309  8.05%   190,647  15,811   8.29%

Non-Interest Earning Assets
  Non-Earning
   Assets        15,625                      14,476                   14,266
  Allowance for Loan
     Losses      (1,215)                     (1,229)                  (1,212)
   Total Assets 222,906                     215,812                  203,701

Interest Bearing Liabilities
  Savings Rate
   Deposits      46,024    1,369   2.97%     45,858   1,381  3.01%    44,789    1,346   3.00%
  Market Rate
   Deposits     126,766    5,157   4.07%    120,611   4,839  4.01%   112,330    4,502   4.01%
    Total
     Deposits   172,790    6,526   3.78%    166,469    6,220 3.74%   157,119    5,848   3.72%

  Borrowed
   Funds             92        5   5.39%          0        0    0%         0        0      0%
    Total
    Int Bearing
    Liabilities 172,882    6,531   3.78%    166,469    6,220 3.74%   157,119    5,848   3.72%

Non-Interest
  Bearing
  Liabilities    24,789                      25,125                   24,504
Shareholders'    25,235                      24,218                   22,078
Equity           50,024                      49,343                   46,582

  Total Liabilities
  and Shareholders'
    Equity     $222,906                    $215,812                 $203,701
Net Interest Income      $10,158                    $10,089                   $ 9,963
Net Yield on Interest
 Earning Assets                   4.87%                      4.98%                   5.23%

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

                1997 Compared to 1996      1996 Compared to 1995
             Increase (Decrease) Due to  Increase (Decrease) Due to
                      Rate  Volume  Net     Rate   Volume   Net
                   (In Thousands)               (In Thousands)

Interest Earning Assets:
  Investment Securities:
    Taxable            $100   432   532      $ (81)   365     384
    Tax-Exempt           15   108   123        (38)   143     105
    Total Investment
      Securities        115   540   655       (119)   508     389

  Federal Funds Sold      8  (219) (211)       (46)    69      23

  Loans:
    Real Estate
      Mortgages        (132)  114   (18)      (138)   172      34
    Commercial & Agric.  33    78   111       (178)   (11)   (189)
    Consumer            (67)  (84) (151)        67     60     127
    Municipal           (18)  (16)  (34)        23      2      25

      Total Loans      (184)   92   (92)      (226)   223      (3)

      Total Int
        Income          (61)  413   352       (391)   800     409

Interest Bearing Liabilities:
  Deposits:
    Savings Rate       $(17) $  5  $(12)     $   4     31      35
    Market Rate          68   250   318        (45)   383     338

    Total Deposits       51   255   306        (41)   414     373

    Borrowed Funds        2     3     5          0      0       0
      Total Int
        Expense          53   258   311        (41)   414     373


  Net Change in Net
     Interest Income $(114)  $155  $ 41      $(350)  $386    $ 36

INVESTMENT PORTFOLIO

The following table sets forth the amortized cost of investments for the dates indicated:


                                             December 31,
                                            (In Thousands)
                                      1997      1996      1995
Held-to-Maturity Portfolio:
U.S. Treasury Securities and
  Obligations of U.S. Government
  Corporations and Agencies           $   999   $     0   $     0
Obligations of States and
  Political Subdivisions                1,435     2,377     3,306

                                      $ 2,434   $ 2,377   $ 3,306

Available-for-Sale Portfolio:
U.S. Treasury Securities and
  Obligations of U.S. Government
  Corporations and Agencies           $35,600   $41,852   $40,521
Obligations of States and
  Political Subdivisions               27,684    24,567    19,702
Mortgage-backed Securities             20,771    13,888    10,441
Other Debt Securities                     865       819       461

                                      $84,920   $81,126   $71,125

                                      $87,354   $83,503   $74,431

INVESTMENT PORTFOLIO - MATURITY SCHEDULE

The following schedule sets forth the maturities of both available-for-sale and held-to-maturity securities at December 31, 1997. Amounts and weighted average yields of such securities are based on amortized cost for held-to-maturity and estimated fair value for available-for-sale securities. Yield of tax exempt securities have been computed on a tax equivalent basis using a marginal Federal and State income tax rate. (Excludes Federal Reserve Bank and other stock of $865,175.)

                                       Remaining Maturities December 31, 1997
                                                                (In Thousands)
                                Within      After 1 Year   After 5 Years
                                1 Year      to 5 Years     to 10 Years   After 10 Years    Total
Held to Maturity Portfolio     Amount  Yield  Amount  Yield   Amount  Yield  Amount  Yield  Amount  Yield

U.S. Government Agencies       $     0 0.00%     999  6.85%        0  0.00%      0    0.00%    999  6.85%
Obligations of States and
  Political Subdivisions           100 6.08%     406  6.32%      930  7.17%      0    0.00%  1,436  6.85%

Total Held-To-Maturity             100 6.08%   1,405  6.70%      930  7.17%      0    0.00%  2,435  6.85%


Available for Sale Portfolio

US Treasury Securities         $ 1,947 6.24%   16,184 6.28%       0   0.00%      0   0.00%  18,131  6.28%

US Government Corporation and
  Agency Securities              3,394 5.82%   7,582  6.44%    5,043  6.81%  1,599   6.91%  17,618  6.47%

Obligations of States and
  Political Subdivisions         2,339 7.21%  14,315  6.93%    8,901  6.98%  2,720   7.28%  28,275

Mortgage Backed Securities         460 6.14%   7,519  6.84%    8,364  6.91%  4,589   7.02%  20,932  6.89%

Total Available-for-Sale       $ 8,140 6.33%  45,600  6.60%   22,308  6.91%  8,908   7.08%  84,956  6.71%

  GRAND TOTAL                  $ 8,240 6.33%  47,005  6.60%   23,238  6.92%  8,908   7.08%  87,391  6.71%

At December 31, 1997, 99% of the state and municipal securities portfolio, based upon par value was rated "A" or higher, and 81% "AA" or higher. Obligations of the State of New York and its political subdivisions constituted $20,219,917 par value or 23% of the total securities portfolio at that date, with a market value of $21,088,408. With the exception of U.S. government and agencies, there were no securities of a single issuer which constituted more than 10% of shareholders equity as of December 31, 1997.

                                   BALANCE SHEET GAP ANALYSIS
                                       DECEMBER 31, 1997
                                         (In Thousands)

                                                                                      Average
Interest-Sensitive                                                  There-            Interest
  Assets:               1998      1999     2000    2001     2002    after   Total     Rate
Total Securities        $12,998   $16,107  $16,892 $10,501  $6,474  $25,284  $88,256   6.76%
Short-Term Investments    1,100         0        0       0       0        0    1,100   5.68%

Total Loans              41,092    15,833    9,321  26,799   1,846   18,282  113,173   9.07%

  Total Interest-
   Sensitive Assets     $55,190   $31,940  $26,213 $37,300  $8,320  $43,566 $202,529

Interest-Sensitive
  Liabilities:
NOW Savings & Money
  Market Deposits        27,602    23,348   28,409       0       0   32,242  111,601   3.14%
Certificates of Deposit  41,926     8,143       93   5,609       0      330   56,101   5.06%

  Total Interest-
   Sensitive
   Liabilities          $69,528   $31,491  $28,502 $ 5,609  $    0  $32,572 $167,702

Loan Portfolio   Composition

The following table presents the composition by types of loans within the Company's loan portfolio for the dates indicated:

Type of Loan                          December 31
                                     (In Thousands)

                     1997      1996     1995     1994      1993
Real Estate Loan     $ 65,433  $ 64,739 $ 63,415 $ 63,127  $ 62,075

Commercial &
 Agricultural          22,513    20,892   22,036   21,806    21,468

Installment            22,384    25,612   24,646   23,306    18,557

Municipal & Other       5,914     6,163    5,770    5,014     6,389

   Total             $116,244  $117,406 $115,867 $113,253  $108,489


Maturities and Sensitivities of Loans to Changes in Interest Rates

The loan portfolio maturity schedule shows the amount of loans outstanding as of December 31, 1997 according to the remaining scheduled payment of principal for the periods indicated. The amounts due after one year are classified according to the sensitivity to changes in the interest rates.
                      Remaining Maturity at December 31, 1997

                     Within    After 1 yr. but  After
                     1 Year    within 5 Yrs.    5 Years   Total
                                   (In Thousands)

Real Estate Loans    $ 6,539     $17,487        $41,407   $ 65,433
Commercial &          18,556       2,922          1,035     22,513
  Agricultural
Installment            2,484      19,607            293     22,384
Municipal & Other      1,643       2,553          1,718      5,914
    Total            $29,222     $42,569        $44,453   $116,244

Sensitivity of Loans Due
  After One Year to Changes
  in Interest Rates:          Fixed Rate     Variable Rate     Total
                                 (In Thousands)
  Due after 1 year but
    within 5 years            $38,603        $ 3,967           $42,570
  Due after 5 years           $44,424        $    29           $44,453
                              $83,027        $ 3,996           $87,023

Gap analysis indicates the sensitivity to fluctuations in interest rates by providing information regarding maturity repricing and cash flows for both assets and liabilities. Cash and Federal funds sold are assigned to immediate repricing since they represent overnight sales. Investment securities are scheduled according to the final maturity date in the case of fixed rate issues and by next repricing date for variable rate securities. Loans are assigned by final maturity for fixed rate loans with no scheduled amortizing payments, while loans with amortizing payments are scheduled according to amortized payback since this would represent a repricing opportunity on funds received as payments. Variable rate loans are assigned to the next repricing date. Demand loans are categorized as immediately repricable. Non-interest bearing deposits repricing within three months represent approximately 50% of commercial demand balances. The remaining interest bearing, savings, and money market accounts which represent core deposits are spread across the Gap buckets to yield a 3.5 year average maturity. Fixed rate certificates of deposit are assigned by final maturity date, while variable rates are assigned as of the next repricing date. Fixed assets, other assets, other liabilities, and equity are assigned to the over five year category since they represent stable, non-repricing components. Changes in interest rates affect a bank's earnings by changing its net interest income. The most recent interest rate risk model indicates that the bank's net interest income would decrease by $530,000 if interest rates increase by 200 basis points and increase by $381,000 if interest rates decline by 200 basis points.

NON-PERFORMING ASSETS                 Year Ended December 31
                                 1997   1996    1995  1994   1993
                                           (In Thousands)
Non-Accruing Loans:
  Real estate mortgages          $121   $393    $128  $ 64   $436
  Commercial & Agricultural        41    121     106    52     22
  Consumer                         13      0      29     4      2
  Municipal                         0      0       0     0      0
    Total Non-Accruing Loans $175 $514 $263 $120 $460 Loans past due 90 days or more and still accruing:
  Real Estate Mortgages          $ 63   $  0    $  3  $124   $  0
  Commercial & Agricultural        30      0       0     3      0
  Consumer                          7     63      17    31     24
  Municipal                         0      0       0     0      0
    Total past-due loans 90 days
     or more                     $100   $ 63    $ 20  $158   $ 24

Restructured loans                  0      0       0     0      0
Other Real Estate Owned           275      0     135     0      0
    Total Restructured and OREO  $275   $  0    $135  $  0   $  0

    Total Non-Performing Assets  $550   $577    $418  $278   $484

Percent of total net loans       0.49%  0.51%   0.37% 0.26%  0.46%
Income that would have been
  accrued at original
Contract rates on non-accruing
  loans                          $ 23   $ 29    $ 15  $  8   $ 44
Amount recognized as income         6     10       6     4      0
Interest income not accrued      $ 17   $ 19    $  9  $  4   $ 44


Non-accruing Loans

The Company does not accrue interest on certain non-performing loans. Non-accrual status is normally reserved for loans 90 days or more past due unless both well secured and in the process of collection.

Potential Problem Loans

At December 31, 1997, the Company had $1,190,000 in commercial and consumer loans for which payments are presently current, but the borrowers are currently experiencing financial difficulties. Those loans are subject to constant management attention and are reviewed weekly. The Registrant had no restructured loans as defined by FASB 114 in the portfolio. Loans which are current for which collection is doubtful are not normally placed in non-accrual status. Such loans are on a watch list to allow monitoring by management.

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

Allocations of the Allowance for Loan Losses

                                             Year Ended December 31,
                                    1997                 1996                1995
                                      % of Loans            % of Loans         % of Loans
                             Amount   to Total     Amount   to Total   Amount  to Total
                                                      (In Thousands)
Real Estate Mortgage         $  276      57%      $  254        55%    $  240        57%
Commercial, Municipal
  & Agricultural             $  453      24%      $  493        23%       498        22%
Consumer                        511      19%         524        22%       438        21%
          Total Allocation   $1,240     100%      $1,271       100%    $1,176       100%




                                             Year Ended December 31,
                                    1994                 1993
                                      % of Loans            % of Loans
                             Amount   to Total     Amount   to Total
                                                  (In Thousands)
Real Estate Mortgage         $  341      58%      $  270        59%
Commercial, Municipal
  & Agricultural             $  467      24%      $  292        23%
Consumer                        418      18%         518        18%
          Total Allocation   $1,226     100%      $1,080       100%

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

As of December 31, 1997 and 1996, the Bank had no impaired loans for which significant specific valuation allowances were recorded.

Summary of Loan Loss Experience

The following table summarizes the Company's loan loss experience for the five years ended December 31, 1993, 1994, 1995, 1996 and 1997.

                                                     Year Ended December 31,
                                       1997      1996      1995       1994      1993
                                                         (In Thousands)
Loans, Net of unearned income
  at end of period                     $113,172  $113,632  $112,204   $109,909  $105,699
Average amount of net loans            $113,658  $112,652  $110,035   $106,708  $102,133
Balance of allowance for possible
  loan losses at beginning of period   $  1,271  $  1,176  $  1,226   $  1,080  $  1,025
Additions:
  Provisions for losses                     390       283       300        300       300
Deductions:
  Charge offs:
    Real estate mortgages                    57         0        10          0        25
    Commercial and agricultural              76        79       209        126        75
    Consumer loans                          345       183       194        119       205
    Municipal loans                           0         0         0          0         0
      Total charge offs                $    478  $    262  $    413   $    245  $    305
  Recoveries:
    Real estate mortgages                     0         0         0          0         0
    Commercial and agricultural               0        12        21         10        19
    Consumer loans                           57        62        42         81        41
    Municipal loans                           0         0         0          0         0
      Total recoveries                 $     57  $     74  $     63   $     91  $     60
Net charge offs                        $    421  $    188  $    350   $    154  $    245

Allowance for possible loan losses-
  end of period                        $  1,240  $  1,271  $  1,176   $  1,226  $  1,080
Ratio of net charge offs to
  average loans                           0.37%     O.17%     0.32%      0.14%     0.24%
Ratio of reserve for loan losses to
  loans outstanding at end of period      1.10%     1.12%     1.05%      1.12%     1.02%
Ratio of provisions for losses
  to net charge offs                     92.64%   150.53%    85.71%    194.80%   121.95%

Deposits

The exhibit below presents daily average amounts and rates of deposits by type for the years ended December 31, 1997, 1996, and 1995.

                                     1997                  1996                1995
                                Amount     Rate       Amount     Rate      Amount    Rate
                                (In Thousands)        (In Thousands)       (In Thousands)
Savings Deposits                $ 44,977   2.98%      $ 44,750   3.02%     $43,677   3.00%
Money Market Savings              36,445   4.51         36,302   4.36       36,898   4.63
Time Open                          1,048   2.74          1,108   2.76        1,113   2.99
Interest Bearing Checking         32,237   1.75         31,095   1.75       31,795   1.75
Time Deposits                     58,083   5.08         53,214   5.09       43,636   5.13

    Total Interest Bearing      $172,790   3.78%      $166,469   3.74%     $157,119  3.72%

Demand Deposits                   22,551                23,200               22,862

    Total Deposits              $195,341              $189,669             $179,981

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1997, are summarized as follows:

                                                      Amount
                                                      (In Thousands)

                          3 months or less            $ 6,146
                          Over 3 through 6 months       2,662
                          Over 6 through 12 months      1,315
                          Over 12 months                2,129
                                Total                 $12,252

Non-interest bearing deposits disclosed represent all demand deposits which are non-interest bearing. These deposits are held by individuals, partnerships, corporations, and municipalities. There are no significant deposits from Trust activities.

Return on Equity and Assets
The following table shows operating and capital ratios for the last two years.
                                           Year Ended December 31,
                                           1997    1996     1995
Return on Assets
  Net Income/Average Total Assets           1.18%   1.32%    1.34%
Return on Equity
  Net Income/Average Shareholder Equity    10.38%  11.75%   12.38%
Dividend Payout Ratio
  Cash Dividends Declared/Net Income       80.14%  35.18%   31.97%
Capital Ratio
  Average Shareholder Equity/
  Average Total Assets                     11.32%  11.17%   10.84%


Item 9 -- Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure
Not Applicable.


PART III

Item 10 -- Directors and Executive Officers of the Registrant
Directors are listed in the Annual Proxy Statement, dated March 18, 1998, pages 2 through 3, incorporated herein by reference.

Item 11 -- Executive Compensation
Annual Proxy Statement, dated March 18, 1998, pages 7 through 11, incorporated herein by reference.

Item 12 -- Security Ownership of Certain Beneficial Owners and
Management
Annual Proxy Statement, dated March 18, 1998, pages 2 through 4, incorporated herein by reference.

Item 13 -- Certain Relationships and Related Transactions
Annual Proxy Statement, dated March 18, 1998, page 11, incorporated herein by reference.


PART IV

Item 14 -- Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)  Documents filed as part of this report:

     (1) The following financial statements are incorporated by reference from Item 8 hereof:
          Consolidated Statements of Condition at December 31, 1997 and 1996.
          Consolidated Statements of Income For Each of the Three Years in the Period Ended December 31, 1997.
          Consolidated Statements of Shareholders' Equity For Each of the Three Years in the Period Ended December 31, 1997. Consolidated Statements of Cash Flows For Each of the Three Years in the Period Ended December 31, 1997.
          Notes to Consolidated Financial Statements.
          Independent Auditors' Report.

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

FORM 10-K
Exhibit
Number    Exhibit                                     Page

 3.1      Certificate of Incorporation of
          Cortland First Financial Corporation          *

 3.2      Bylaws of the Company                         *

 3.3      Amendment to Certificate of Incorporation of
          Cortland First Financial Corporation
          incorporated by reference from Form 10Q for
          the quarter ended March 31, 1996 filed by the
          Company on May 14, 1996 with the Securities
          and Exchange Commission.                      *

 4        Specimen Stock Certificates                   *

21        List of Registrant's Subsidiary             E-2

* Exhibit is incorporated herein by reference to the identically numbered exhibit to the Form S-4 Registration Statement filed by the Company with the Securities an Exchange Commission on August 18, 1986.

Item 14 (b)
     There were no reports filed on Form 8-K during the fourth quarter of 1997.

Item 14 (c)
     See Item 14 (a) (3) above.



Item 14 (d)
     See Item 14 (a) (2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CORTLAND FIRST FINANCIAL CORPORATION

                                             (Registrant)

Date March 24, 1998           By /s/ David R. Alvord
                                 David R. Alvord, President and
                                 Chief Executive Officer

Date March 24, 1998           By /s/ Bob Derksen
                                 Bob Derksen, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

/s/David R. Alvord                           Date March 24, 1998
David R. Alvord, President, CEO and Director

/s/Donald S. Ames                            Date March 24, 1998
Donald S. Ames, Director

/s/Mary Alice Bellardini                     Date March 24, 1998
Mary Alice Bellardini, Director

/s/John H. Buck                              Date March 24, 1998
John H. Buck, Director

                                             Date
Robert M. Lovell, Director

/s/Harry D. Newcomb                          Date March 24, 1998
Harry D. Newcomb, Director

/s/Richard J. Shay                           Date March 25, 1998
Richard J. Shay, Director

/s/Charles H. Spaulding                      Date March 24, 1998
Charles H. Spaulding, Director

/s/David J. Taylor                           Date March 24, 1998
David J. Taylor, Director

/s/Stuart E. Young                           Date March 25, 1998
Stuart E.Young, Director
Exhibit 21 -- Subsidiaries

Subsidiary of the Registrant

First National Bank of Cortland is a wholly owned subsidiary of Cortland First Financial Corporation.