Form 10-Q
period 1998-03-31
CORTLAND FIRST FINANCIAL CORP
filed 1998-05-14
CIK 796317

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998


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

                    Yes X               No

The number of shares outstanding of the registrant's common stock on March 31, 1998: Common Stock, $1.6667 Par Value -- 1,969,776 shares.

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                CORTLAND FIRST FINANCIAL CORPORATION
                Condensed Consolidated Balance Sheets
                           (000's Omitted)

                                     March 31, 1998  December 31, 1997
                                           (Unaudited)          (Note)
ASSETS
          Cash and Due From Banks             $  9,682      $ 10,139
          Federal Funds Sold                     5,900         1,100
            Total Cash and Cash Equivalents     15,582        11,239
          Investment Securities
            Held to Maturity                     2,435         2,435
            Available for Sale                  86,277        85,821
              Total Investment Securities
            (Fair Value 88,772 & 88,301,
             respectively)                      88,712        88,256
          Loans (Net of Unearned Discount of
            (2,846 & 3,072)                    113,702       113,173
          Allowance for Possible Loan Losses    (1,243)       (1,240)
          Net Loans                            112,459       111,933

          Bank Premises, Furniture, and
           Equipment                             3,461         3,516
          Other Assets                           4,370         4,425
            TOTAL ASSETS                      $224,584      $219,369

LIABILITIES
          Non-Interest Bearing Deposits       $ 24,372        24,509
          Interest Bearing Deposits            172,600       167,701
                Total Deposits                $196,972      $192,210
          Accrued Int, Taxes, &
           Other Liabilities                     1,423         1,271
          Accrued Post-Retirement Benefits         890           882

            TOTAL LIABILITIES                  199,285       194,363

SHAREHOLDERS' EQUITY
          Common Stock (par value $1.6667)
            2,016,000 shares issued;
            1,969,776 shares outstanding         3,360         3,360
          Surplus                                3,360         3,360
          Undivided Profits                     19,104        18,812
          Accumulated other comprehensive
           income                                  541           540
          Treasury Stock, at cost;
           46,224 shares                        (1,066)       (1,066)

            TOTAL SHAREHOLDERS' EQUITY          25,299        25,006

            TOTAL LIABILITIES & SHAREHOLDERS'
                      EQUITY                  $224,584      $219,369

The accompanying notes are an integral part of the financial statements.

                CORTLAND FIRST FINANCIAL CORPORATION

             Condensed Consolidated Statements of Income
                             (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                  1998       1997
Interest Income:
          Interest & fees on loans                $2,517,686 $2,541,116
          Interest on investment securities        1,276,700  1,274,723
          Interest on Federal Funds sold              91,415    103,926

             TOTAL INTEREST INCOME                $3,885,801 $3,919,765

Interest Expense:
          Interest on deposits                     1,613,573  1,583,979

             NET INTEREST INCOME                  $2,272,228 $2,335,786

Provision for loan losses                             75,000     75,000

             NET INTEREST INCOME AFTER PROVISION
                FOR LOSSES                        $2,197,228 $2,260,786

Other Income                                         439,202    395,321

             TOTAL OPERATING INCOME               $2,636,430 $2,656,107

Other Expenses                                     1,882,534  1,770,808

             INCOME BEFORE INCOME TAXES           $  753,896 $  885,299

Provision for Income Taxes                           185,914    225,687

             NET INCOME                           $  567,982 $  659,612

Net Income per Common Share/Basic                 $      .29 $      .33
  (1,969,776 and 2,016,000 weighted average
   shares outstanding, respectively)

The accompanying notes are an integral part of the financial statements.

                CORTLAND FIRST FINANCIAL CORPORATION

           Consolidated Statements of Comprehensive Income
                             (Unaudited)
                           (000's Omitted)


                                              Three Months Ended
                                                   March 31,
                                              1998        1997

Net Income                                  $  568        $  660

Other Comprehensive Income net of taxes:
  Unrealized net gain on securities                1         549

Comprehensive Income                          $  569      $1,209

The accompanying notes are an integral part of the financial statements.

                CORTLAND FIRST FINANCIAL CORPORATION

     Consolidated Statements of Changes in Stockholders' Equity
                           (000's Omitted)

                                                     Accumulated
                                                     Other Comp-
Three Months Ended          Common         Undivided rehensive   Treasury
March 31, 1998 and 1997     Stock   Surplus Profits   Income     Stock   Total

Balance at December
 31,1996                    $3,360  $3,360  $18,283   $  375        -   $25,378

  Net Income                                    660                         660

  Cash Dividend Declared                       (282)                       (282)

  Net Unrealized Gains on
    Securities                                 (549)                       (549)

Balance at March 31, 1997   $3,360  $3,360  $18,661   $ (174)       -   $25,207


Balance at December
 31, 1997                   $3,360  $3,360  $18,812   $  540  $(1,066)  $25,006

  Net Income                                    568                         568

  Cash Dividend Declared                       (276)                       (276)

  Net Unrealized Gains on
    Securities                                             1                  1

Balance at March 31, 1998   $3,360  $3,360  $19,104   $  541  $(1,066)  $25,299

The accompanying notes are an integral part of the financial statements.

                CORTLAND FIRST FINANCIAL CORPORATION
                Consolidated Statements of Cash Flow
                             (Unaudited)
                           (000's OMITTED)            Three Months
                                                      Ended March 31,
                                                    1998     1997
OPERATING ACTIVITIES
     Net Income                                  $   568  $   660
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Provision for loan losses                        75       75
     Provision for depreciation                      109      108
     (Benefit) for deferred income taxes               0      (64)
     Amortization of investment security premiums,
      net                                             52       87
     Increase in interest receivable                (277)    (212)
     Decrease (Increase) in other assets             332     (245)
     Increase (Decrease) in interest payable           5       (6)
     Increase in other liabilities                   155      257

       NET CASH PROVIDED BY OPERATING ACTIVITIES   1,019      660

INVESTING ACTIVITIES
     Proceeds from maturities of investment
      securities                                   6,719    5,502
     Purchase of investment securities            (7,226) (11,478)
     Net (increase) decrease in loans               (601)     432
     Purchase of premises and equipment, net         (54)    (116)
          NET CASH USED BY INVESTING ACTIVITIES   (1,162)  (5,660)

FINANCING ACTIVITIES
     Net increase in demand deposits,
      NOW & savings                                4,311     3,922
     Net proceeds from sales of certificates
      of deposits                                    451     3,140
     Cash dividends                                 (276)     (282)
          NET CASH PROVIDED BY FINANCING
                 ACTIVITIES                        4,486     6,780
          INCREASE IN CASH AND CASH EQUIVALENTS    4,343     1,780

     Cash and cash equivalents at beginning
      of year                                     11,239    15,400

          CASH AND CASH EQUIVALENTS AT
                END OF PERIOD                    $15,582   $17,180

Supplemental disclosures of cash flow information:

Cash paid during the period for:
          Interest on deposits and short term
            borrowings                           $ 1,609  $ 1,590
          Income taxes                                63       74
Non Cash Investing Activities:
     Change in net unrealized gains (losses) on
     investment securities                             1     (549)

The accompanying notes are an integral part of the financial statements.


CORTLAND FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. The foregoing financial statements are unaudited; however, in the opinion of Management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidate Financial Statements in the Corporation's Annual Report to Shareholders on Form 10-K, for the year ended December 31, 1997. The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date.

B. Effective January 1, 1998, the Bank adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement requires the Bank to report the effects of unrealized investment holding gains or losses on comprehensive income.

C.   Investment Securities
                                                   March 31, 1998
                                                  (000's Omitted)
                                 Available for Sale     Held to Maturity
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies              $34,775           $   999
Obligations of State & Political
  subdivisions                            26,499             1,436
Other debt securities                      5,712                 0
Mortgage backed securities                19,291                 0

  TOTAL INVESTMENT SECURITIES            $86,277           $ 2,435

                                                  December 31, 1997
                                                   (000's Omitted)
                                 Available for Sale      Held to Maturity
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies              $35,750           $   999
Obligations of State & Political
  subdivisions                            28,274             1,436
Other debt securities                        865                 0
Mortgage backed securities                20,932                 0

  TOTAL INVESTMENT SECURITIES            $85,821           $ 2,435








D.           Allowance for Possible Loan Loss
                                         March 31, 1998    March 31, 1997
                                                   (000's Omitted)
                  Balance at January 1   $ 1,240           $ 1,217
                  Provision for the period    75                75
                  Recoveries on loans         11                15
                    Sub Total              1,326             1,361
                  Less loans charged off     (83)             (179)
                  Balance at March 31,   $ 1,243           $ 1,182

             The appropriateness of the allowance for loan losses is determined by quarterly detailed review of the loan portfolio.


PART 1.
Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS

The purpose of this discussion is to provide the reader with information designed to understand the financial statements of Cortland First Financial Corporation included herewith and to provide information asto material events or changeswhich affected the financial condition or results of operation since the last reporting period. This discussion will, in general, not repeat numerical data contained in the financial statements nor will it recite the amount of change from period to period since these changes are readily computable from the financial statements. References to "Bank" are to Cortland First Financial Corporation and its wholly owned operating subsidiary First National Bank of Cortland. First National Bank of Cortland is an independent community bank with offices in Cortland, southern Onondaga, and northern Broome counties.

The primary regulator of Cortland First Financial Corporation is the Federal Reserve Bank of New York, while its subsidiary, First National Bank of Cortland, is regulated by the Office of the Comptroller of the Currency.

Effective January 1, 1998, the Bank implemented Statement of Financial Accounting Standard (SFAS) No. 130 Reporting Comprehensive Income. For the Bank, comprehensive income is determined by adding unrealized investment holdings, gains or losses during the period to net income.

INCOME STATEMENT - FIRST QUARTER

Net income for the first quarter of 1998 was $.29 per share compared to $.33 for the same period in 1997. The decrease is due primarily to unfavorable changes in the yields on loans and higher cost of funds on interest bearing deposit accounts compared to the first quarter of 1997. Loan yields for the first quarter of 1998 were 16 basis points lower when compared to 1997 due primarily to a minor drop in market rates. Average loans outstanding for the quarter are unchanged from the same period in 1997. The cost of funds on interest bearing deposits increased by 9 basis points in the first three months of 1998 when compared to the same period in 1997. This is due primarily to shift of the Bank's deposit base to higher cost time deposits.

Non-interest income increased by $44,000 for the first quarter of 1998 compared to 1997. The increase is due primarily to increased service fees collected on transaction accounts as a result of a change in return item processing,increased ATM fees, and fees for a new service "business manager." Other operating expenses for the first three months of 1998 were $112,000 higher compared to the same period in 1997. This is the result of several factors. Salary and employee benefits expense increased by $42,000 due primarily to increased staffing levels and normal merit increases to our employees. Occupancy expense increased by $28,000 due primarily to the addition of our Wal-Mart branch which opened in March of 1997. Also, operating expenses increased due to a $28,000 increase in loan and collection expenses due primarily to the Bank taking a more aggressive approach to collect delinquent loan accounts.

STATEMENT OF CONDITION

The Bank's total assets for the first quarter of 1998 increased $5.2 million or 2.4%, from year end 1997. Average interest bearing assets increased by $2.0 million or 1.0% for the first three months of 1998 compared to the same period in 1997. This increase in interest-earning assets was primarily due to an increase in the investment securities portfolio (up $2.9 million), offset in part by a decrease in federal funds sold (down $1.2 million).

Total liabilities increased to $199.3 million, an increase of $4.9 million or 2.5% since December 31, 1997. The increase is due primarily to an increase in interest bearing deposits. MMDA accounts increased by $6 million, or 19.21% and were partially offset by a decrease in NOW and savings accounts of $1.8 million.Non-interest bearing deposits were unchanged from year end 1997. Shareholders'equity increased to $25.3 million, or 1.17% since December 31, 1997.

PROVISION FOR LOAN LOSSES

The Bank places a strong emphasis on asset quality and performs a thorough analysis of the risks in its loan portfolio and the allowance for loan losses. Review of the loan portfolio and assessment of adequacy of the allowance for loan losses is a continuing process in light of changing economic conditions and changes in the strength of borrowers. Net charge offs for the first quarter of 1998 were $72,000 compared to $164,000 for the same period in 1997. This reflects the Bank's efforts to improve underwriting standards and enhanced collection procedures. The allowance for loan losses was 1.09% of loans outstanding as of March 31, 1998 which is an increase from 1.05% for the same period in 1997. In management's opinion, the allowance for loan losses is adequate to absorb any losses in the portfolio as of March 31, 1998.

CAPITAL ADEQUACY

Capital adequacy continues strong at the end of the first quarter and equity shows continued growth. As previously discussed, equity grew by $293,000 since year end and was $25.3 million at March 31, 1998. At the end of the quarter, the Bank's capital leverage ratio was 11.16% which compares to 11.31% for the quarter ended March 31, 1997. Tier 1 and Total Risk-based capital ratios were 21.34% and 22.42%,respectively,compared to 21.49% and 22.58% at March 31,1997. Regulatory minimums to qualify as"well capitalized"are 5% for capital leverage, 6% for Tier 1 Risk-based capital, and 10% for Total Risk-based capital. The Bank's strong capital position is available to support future growth.

LIQUIDITY

Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Bank's customers and to fund current and planned expenditures. The Bank derives liquidity from increased customer deposits, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. The Bank also maintains a line of credit with the Federal Home Loan Bank of New York which provides an additional source of liquidity. Additionally, the Bank's securities classified as available-for-sale, which totaled $86.3 million at March 31, 1998, were available for the management of liquidity and interest rate risk. At March 31, 1998, the ratio of net liquid assets to net deposits amounted to 32.00%, and compared to the year end 1997 ratio of 32.89%, further indicating a high level of liquidity. Management is not aware of any trend, demands, commitments, or uncertainties that are reasonably likely to result in material changes in liquidity.

RISK ASSESSMENT

Risk is the potential that unexpected and unanticipated events may have an adverse impact on the bank's capital or earnings. The Office of the Comptroller of the Currency has defined several categories of risk for supervisory purposes.

The Asset and Liability Committee of the Bank is responsible for assessing these risks. Management of the composition and maturity configurations of earning assets and funding sources contributes to maintaining an appropriate balance between the maturity and repricing characteristics of assets and liabilities that is consistent with liquidity, growth, and capital adequacy goals. A forward looking assessment regarding the impact interest rate movement may have on net interest income is performed on a monthly basis. Based on current analysis, the Bank believes that it is well positioned with minimal impact on income when subjected to a 200 basis point (2.00%) shock - the equivalent of an immediate increase or decrease of 2%in all interest rates on both assets and liabilities. Management believes its exposure in each of the risk categories is low.

YEAR 2000

The Bank has made continued progress on its Year 2000 compliance program. The costs to implement the program have not been material.

                                    INTEREST MARGIN REPORT
                                       (000's Omitted)

                                                                      INTEREST INCOME
                              1/98 - 3/98          1/97 - 3/97        CHANGE DUE TO:
                                                                      TOTAL          TOTAL
EARNINGS ASSET YIELDS: FTE INC BALANCE YIELD   FTE INC  BALANCE YIELD VOLUME    RATE CHANGE
GOVT & AGY SEC       $  572   $ 36,914  6.24    $  686  $ 43,511  6.13   (116)    2 (114)
TAX EXEMPT SEC          491     27,942  7.03       438    25,100  7.03     30     4   34
MORTG BACKED SEC        323     20,357  6.43       245    13,910  7.07     94   (16)  78
OTHER SECURITIES         63      3,041  8.40        47     2,921  6.99      0    15   15
  TOTAL SECURITIES   $1,449   $ 88,254  6.66    $1,416  $ 85,442  6.55      8     5   13

FED FUNDS SOLD       $   91   $  6,666  5.46    $  104  $  7,893  5.23    (18)    5  (13)

COMMERCIAL LOANS     $  558   $ 23,148  9.77    $  548  $ 21,834 10.00     20   (10)  10
OVERDRAFTS                0        149  0.00         0       150  0.00      0     0    0
CONSTRUCTION LOANS       14        639  9.10         7       278  9.24      8     0   (8)
MORTGAGE LOANS        1,177     55,519  8.60     1,158    54,474  8.66     20    (1)   19
INSTALLMENT LOANS       474     19,896  9.66       538    22,826  9.56    (62)   (4)  (66)
CONSUMER LOANS          224      9,425  9.64       239     9,652 10.13     (4)  (11)  (15)
TAX FREE LOANS           89      4,116  8.69        75     3,230  9.67     22   (12)   10
  TOTAL LOANS        $2,536   $112,892  9.10    $2,565  $112,444  9.26      4   (38)  (34)

TOTAL EARNING ASSETS $4,076   $207,812  7.93    $4,086  $205,779  7.97
TOTAL INTEREST INCOME                                                      (6)  (28)  (34)

                                                                           INTEREST EXPENSE
COST/FUNDS RATES:    EXP      BALANCE  RATE     EXP     BALANCE  RATE       CHANGE DUE TO:
NOW & SAVINGS        $  455   $ 77,062  2.39    $  468  $ 76,562  2.49     (2)  (12)  (14)
MONEY MARKET DEP        426     36,353  4.76       418    36,637  4.35    (22)   30    8

MONEY MARKET CDS         75      6,447  4.73        75     6,512  4.65      0     1    1
CDS OVER $100M          142     12,215  4.71       150    13,752  4.41    (17)   12   (5)
OTHER CDS               510     39,002  5.30       467    35,573  5.28     36     4   40
TIME DEPOSITS             6        845  2.70         6       853  2.80      0     0    0
TOTAL CDS & TIME     $  733   $ 58,509  5.08    $  698  $ 56,690  4.96     19    17   36
S-T BORROWINGS            0          0     0    $    0  $      0  0.00      0     0    0
TOTAL INT BEARING
 LIAB                $1,614   $171,924  3.81    $1,584  $169,889  3.72
TOTAL INTEREST EXPENSE                                                     (5)   35   30
NET INTEREST SPREAD                     4.12                      4.22
NET INTEREST MARGIN  $2,462   $207,812  4.78    $2,502  $207,507  4.87     (1)  (63)  64)

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

ITEM 5.   Other Information
          None

ITEM 6.   Exhibits and Reports on Form 8-K

                  a) Exhibits required by Item 601 of Regulation S-K:

                     (21) Subsidiaries of the registrant
                          - First National Bank of Cortland, State of New York

                     (27) Financial Data Schedule

                  b) Reports on Form 8-K

                     No Form 8-K was filed during the first quarter of 1998.


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CORTLAND FIRST FINANCIAL CORPORATION



DATE May 13, 1998                  /s/ David R. Alvord
                                       David R. Alvord, President & CEO



DATE May 13, 1998                  /s/ Bob Derksen
                                       Bob Derksen, Treasurer