Form 10-Q
period 1998-06-30
CORTLAND FIRST FINANCIAL CORP
filed 1998-08-12
CIK 796317

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998


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

                    Yes X               No

The number of shares outstanding of the registrant's common stock on June 30, 1998: Common Stock, $1.6667 Par Value -- 1,969,776 shares.

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                CORTLAND FIRST FINANCIAL CORPORATION
                Condensed Consolidated Balance Sheets
                           (000's Omitted)

                                          June 30, 1998 December 31, 1997
                                           (Unaudited)       (Note)
ASSETS
          Cash and Due From Banks             $ 12,771      $ 10,139
          Federal Funds Sold                    11,300         1,100
            Total Cash and Cash Equivalents     24,071        11,239
          Investment Securities
            Held to Maturity                     2,408         2,435
            Available for Sale                  85,869        85,821
              Total Investment Securities
            (Fair Value 88,316 & 88,301,        88,277        88,256
             respectively)
          Loans (Net of Unearned Discount of
            (2,663 & 3,072)                    114,995       113,173
          Allowance for Possible Loan Losses    (1,268)       (1,240)
          Net Loans                            113,727       111,933

          Bank Premises,Furniture,and Equip.     3,345         3,516
          Other Real Estate                        275           275
          Other Assets                           3,871         4,150
            TOTAL ASSETS                      $233,566      $219,369

LIABILITIES
          Non-Interest Bearing Deposits       $ 27,639        24,509
          Interest Bearing Deposits            178,317       167,701
                Total Deposits                 205,956       192,210
          Accrued Int,Taxes,& Other Liabilities  1,199         1,271
          Accrued Post-Retirement Benefits         928           882

            TOTAL LIABILITIES                  208,083       194,363

SHAREHOLDERS' EQUITY
          Common Stock (par value $1.6667)
            2,016,000 shares issued;
            1,969,776 shares outstanding         3,360         3,360
          Surplus                                3,360         3,360
          Undivided Profits                     19,383        18,812
          Accumulated other comprehensive income   446           540
          Treasury Stock,at cost;46,224 shares  (1,066)       (1,066)

            TOTAL SHAREHOLDERS' EQUITY          25,483        25,006

            TOTAL LIABILITIES & SHAREHOLDERS' EQUITY
                                              $233,566      $219,369

The accompanying notes are an integral part of the financial statements.















                CORTLAND FIRST FINANCIAL CORPORATION

             Condensed Consolidated Statements of Income
                           (000's Omitted)
                             (Unaudited)

                                        Three Months Ended Six Months Ended
                                             June 30,        June 30,
                                          1998    1997      1998   1997
Interest Income:
   Interest & fees on loans               $2,630  $2,578   $5,148 $5,119
   Interest on investment securities       1,220   1,412    2,497  2,687
   Interest on Federal Funds sold            100      78      191    182

             TOTAL INTEREST INCOME        $3,950  $4,068   $7,836 $7,988

Interest Expense:
   Interest on deposits                    1,621   1,675    3,235  3,259

             NET INTEREST INCOME          $2,329  $2,393   $4,601 $4,729

Provision for loan losses                     50     105      125    180

             INTEREST INCOME AFTER PROV
                FOR LOSSES                $2,279  $2,288   $4,476 $4,549

Other Income                                 431     369      870    764

             TOTAL OPERATING INCOME       $2,710  $2,657   $5,346 $5,313

Non-interest expenses                      1,974   1,802    3,857  3,573

             INCOME BEFORE INC TAXES      $  736  $  855   $1,489 $1,740

Income Taxes                                 180     238      366    464

             NET INCOME                   $  556  $  617   $1,123 $1,276

Net Income per Common Share               $.28    $.31     $.57   $.63

Weighted average shares
  outstanding                         1,969,776 2,016,000 1,969,776 2,016,000

The accompanying notes are an integral part of the financial statements.

                CORTLAND FIRST FINANCIAL CORPORATION


           Consolidated Statements of Comprehensive Income
                           (000's Omitted)
                             (Unaudited)


                                     Three Months Ended  Six Months Ended
                                            June 30,         June 30,
                                        1998     1997     1998   1997

Net Income                           $  556    $  617   $1,123   $1,276

Other Comprehensive Income
  net of taxes:  Unrealized net
  gain (loss) on securities             (95)      378      (94)    (171)

Comprehensive Income                  $  461   $  995   $1,029    $1,105

The accompanying notes are an integral part of the financial statements.

                   CORTLAND FIRST FINANCIAL CORPORATION

        Consolidated Statements of Changes in Stockholders' Equity
                             (000's Omitted)
                               (Unaudited)

                                                  Accumulated
                                                    Other
Six Months Ended            Common       Undivided Comprehensive Treasury
June 30, 1998 and 1997      Stock  Surplus Profits   Income       Stock    Total

Balance at December 31,    $3,360 $3,360 $18,283    $  375         -    $25,378
 1996
  Net Income                               1,276                          1,276

  Cash Dividend Declared                    (564)                          (564)

  Net Unrealized Gains on
    Securities                                        (171)                (171)

Balance at June 30, 1997    $3,360 $3,360 $18,995    $  204       -     $25,919


Balance at December 31,     $3,360 $3,360 $18,812    $  540    $(1,066) $25,006
 1997
  Net Income                                1,123                         1,123

  Cash Dividend Declared                     (552)                         (552)

  Net Unrealized Gains on
    Securities                                          (94)                (94)

Balance at June 30, 1998    $3,360 $3,360 $19,383    $  446     $(1,066) $25,483

The accompanying notes are an integral part of the financial statements.

                CORTLAND FIRST FINANCIAL CORPORATION

                Consolidated Statements of Cash Flow
                           (000's OMITTED)
                             (Unaudited)
                                              Six Months Ended June 30,
                                                  1998         1997
OPERATING ACTIVITIES
     Net Income                                   $ 1,123   $ 1,267
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                        125       180
     Provision for depreciation                       218       222
     Provision (Benefit) for deferred income taxe      64       (64)
     Amortization of investment security premiums net 114       153
     Decrease in interest receivable                  (69)     (107)
     Decrease (Increase) in other assets              347      (159)
     Decrease in interest payable                      (1)       (8)
     (Decrease) Increase in other liabilities         (24)      187
     Loss on disposal of fixed assets                   -         3
          NET CASH PROVIDED BY OPERATING ACTIVITIES 1,897     1,683

INVESTING ACTIVITIES
     Proceeds from maturities of investment        14,813    10,570
      securities
     Purchase of investment securities            (15,106)  (20,652)
     Net (increase) decrease in loans              (1,919)      429
     Purchase of premises and equipment, net          (47)     (449)
          NET CASH USED BY INVESTING ACTIVITIES    (2,259)  (10,102)

FINANCING ACTIVITIES
     Net increase in demand deposits,NOW & savings 14,409     4,143
     Net (decrease) increase of certificates of      (663)    1,451
      deposits
     Cash dividends                                  (552)     (564)
         NET CASH PROVIDED BY FINANCING ACTIVITIES 13,194     5,030
         INCREASE (DECREASE) IN CASH AND CASH      12,832    (3,389)
          EQUIVALENTS

     Cash and cash equivalents at beginning of     11,239    15,400
      year
        CASH AND CASH EQUIVALENTS AT END OF       $24,071   $12,011
         PERIOD

Supplemental disclosures of cash flow information:

Cash paid during the period for:
          Interest on deposits and short term     $ 3,236   $ 3,267
           borrowings
          Income taxes                                325       514

Non Cash Investing Activities:
     Change in net unrealized losses on investment
       securities                                    (158)     (285)

The accompanying notes are an integral part of the financial statements.

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

B. On July 13, 1998 the Company announced that they had agreed to merge with Oneida Valley Bancshares, Inc. to create an independent bank holding company named Alliance Financial Corporation to serve the community banking market of Central New York State. The Bank and Oneida Valley National Bank will also merge, taking the name Alliance Bank, N.A. The merger is expected to close in the fourth quarter of 1998, subject to the approval of the shareholders of both companies, as well as regulatory approvals. The combined market will cover the Central New York region and will allow the new company to offer its customers enhanced products and services through its 16 branches located in Cortland, Broome, Madison, Onondaga, and Oneida Counties.

C. Effective January 1, 1998, the Bank adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement requires the Bank to report the effects of unrealized investment holding gains or losses on comprehensive income.

D. In June of 1998, the Financial Accounting Standards Account Board (FASB) issued FAS No. 133. This statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal year beginning after June 30, 1999. Since the Company does not have any derivative instruments or hedges, management believes there will be no effect on the Company.

E.   Investment Securities
                                                   June 30, 1998
                                                  (000's Omitted)
                                       Available for Sale  Held to Maturity
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                  $32,669         $   999
Obligations of State & Political
  subdivisions     29,810                      1,409
Other debt securities                          3,961               0
Mortgage backed securities                    19,429               0
             TOTAL INVESTMENT SECURITIES     $85,869         $ 2,408












                                                   December 31, 1997
                                                    (000's Omitted)
                                         Available for Sale  Held to Maturity
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                  $35,750         $   999
Obligations of State & Political
  subdivisions                                28,274           1,436
Other debt securities                            865               0
Mortgage backed securities                    20,932               0
             TOTAL INVESTMENT SECURITIES     $85,821         $ 2,435

F.           Allowance for Possible Loan Loss
                                            June 30, 1998 June 30, 1997
                                                      (000's Omitted)
                  Balance at January 1        $ 1,240       $ 1,271
                  Provision for the period        125           180
                  Recoveries on loans              37            43
                    Sub Total                   1,402         1,494
                  Less loans charged off         (134)         (272)
                  Balance at June 30,         $ 1,268       $ 1,222

             The appropriateness of the allowance for loan losses is determined by quarterly detailed review of the loan portfolio.

PART 1.
Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS
     (Amount in thousands of dollars unless otherwise indicated)

The purpose of this discussion is to provide the reader with information designed to understand the financial statements of Cortland First Financial Corporation included herewith and to provide information as to material events or changes which affected the financial condition or results of operation since the last reporting period. Cortland First Financial Corporation (the "Company") is a bank holding company, with First National Bank of Cortland (the "Bank") being its sole subsidiary. The financial condition and operating results of the Company are largely dependent on the Bank,its primary investment. The Bank is an independent community bank with offices in Cortland, southern Onondaga, and northern Broome counties.

The primary regulator of the Company is the Federal Reserve Bank, while its subsidiary, the Bank, is regulated by the Office of the Comptroller of the Currency.

Effective January 1,1998,the Bank implemented Statement of Financial Accounting Standard (SFAS) No. 130 Reporting Comprehensive Income. For the Bank, comprehensive income is determined by adding unrealized investment holdings, gains or losses during the period to net income.

On July 13, 1998 the Company announced that they had agreed to merge with Oneida Valley Bancshares, Inc. to create an independent bank holding company named Alliance Financial Corporation to serve the community banking market of Central New York State. The Bank and Oneida Valley National Bank will also merge,taking the name Alliance Bank, N.A. The merger is expected to close in the fourth quarter of 1998, subject to the approval of the shareholders of both companies, as well as regulatory approvals. The combined market will cover the Central New York region and will allow the new company to offer its customers enhanced products and services through its 16 branches located in Cortland, Broome, Madison, Onondaga, and Oneida Counties.

Comparison of the Results of Operations

Net income was $556,000 or $.28 per share for the second quarter of 1998, compared with $617,000 or $.31 per share for the same period in 1997. Net interest income decreased by $64,000 when compared to the second quarter of 1997,and was partially offset by a decrease in the provision for loan losses of $55,000 when compared to the same quarter a year ago. Other operating income increased by $62,000 but was offset by an increase in other operating expenses of $172,000 compared to the second quarter of 1997.





Net interest income is affected by the difference between the yield earned on interest earning assets and rates paid on interest bearing deposits and borrowings. The relative amounts of interest earning assets, interest bearing deposits, and borrowings also impact net interest income levels.

Net interest income was $2.3 million for the three months ended June 30, 1998 compared with $2.4 million for the same period in 1997. For the first six months of 1997, net interest income was $4.6 million compared to $4.7 million in the first half of 1997. The decrease is due to lower than anticipated yields being earned on commercial loans and investments and decreases in outstanding consumer loans as a result of weak loan demand.

The average costs of interest bearing liabilities for the first six months of 1998 were 3.77% and were comparable to the first half of 1997 of 3.78%.

The net interest margin for the first half of 1998 was 4.78%, down slightly from 4.86% for the same period in 1997.

OTHER OPERATING INCOME and EXPENSES

Total other operating income was $431,000 in the second quarter of 1998, an increase of $62,000 or 16.8% from the second quarter of 1997. Other operating income for the first half of 1998 was $870,000 up $106,000 or 13.9% from the same period in the prior year.The increase is due primarily to increased service fees collected on demand and savings accounts which increased by $107,000 and increased ATM fees of $36,000. This was partially offset by loss of credit card interest income due to the sale of the credit card portfolio. Other operating expenses were $2 million for the three months ended June 30, 1998 compared to $1.8 million for the same period in 1997. This is an increase of $172,000 or 9.5%. For the first half of 1998 other operating expenses were $3.9 million compared to $3.6 million for the same period a year ago. Salary and benefits increased by $185,000 for the first half of 1998 when compared to 1997. This is due primarily to staffing changes and normal merit increases to our employees along with higher than expected insurance claims on the Bank's self insured medical program. Also contributing to the increase are higher than expected expenses for the Bank's post-retirement program which increased by $19,000 compared to the same period a year ago. Loan origination and collection expense increased by $41,000 for the first half of 1998 compared to the same period in 1997. The increase is due primarily to increased mortgage originations and higher than expected collection costs on delinquent loans. Expenses related to the holding company increased by $26,000 for the first half of 1998 compared to 1997 due primarily to merger consulting costs.

Changes in Financial Condition from December 31, 1997 to June 30, 1998

Consolidated assets of the Company were $233.6 million at June 30, 1998, a $14.2 million or 6.5% increase from December 31, 1997.



Net loans receivable were $113.7 million at June 30, 1998, an increase of $1.8 million from December 31, 1997. Loan demand remains weak due primarily to economic conditions within the Bank's geographic area. Mortgage loan and commercial loans outstanding increased by $2.7 million and $2.6 million, respectively since December 31,1997. This was partially offset by a decrease in consumer loans of $2.6 million. The Bank will be implementing a new indirect lending program sometime late in the third quarter of 1998 through which it will receive consumer loan applications from Bank-approved automobile dealers on behalf of their customers to finance their purchases. The loans will be subject to the Bank's normal consumer loan underwriting standards.

The reserve for loan losses was $1,268,000 at June 30, 1998. Loan loss provisions of $125,000 in the first half of 1998 were offset by net charge-offs totaling $97,000.This compares to loan loss provisions of $180,000 for the same period of 1997 being offset by net charge-offs of $229,000 for the first half of 1997. The lower provision in 1998 is a result of the Bank's improved underwriting standards resulting in a lower loss experience factor. In management's opinion, the allowance for loan losses is adequate as of June 30, 1998. Nonperforming assets (nonaccrual loans and real estate owned) totaled $523,000 or .20% of total gross loans at June 30, 1998. This is down from $581,000 or .24% of total gross loans as of year end 1997.

Total deposit liabilities were $206 million at June 30, 1998, an increase of $13.8 million or $7.18% from December 31, 1997 which totaled $192.2 million. The increase is due primarily to a $10.2 million increase in NOW accounts as a result of increased deposits by municipalities and Noninterest bearing demand deposits have grown by $3.3 million in the first half of 1998.

Capital adequacy remained strong at the end of the second quarter. Stockholder's equity at June 30, 1998 was $25.5 million, or $12.94 per share, compared to $25 million, or $12.40 per share at December 31, 1997. The Company's capital leverage ratio was 11.20% which compares favorably with 11.38% for the year ended December 31, 1997. Tier 1 and Total Risk-based capital ratios were 21.63% and 22.72%, respectively. All of the Bank's capital ratios are well above regulatory minimums to qualify as "well capitalized".

LIQUIDITY

Liquidity describes the ability of the Bank to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Bank's customers and to fund current and planned expenditures. The Bank derives liquidity from increased customer deposits, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. The Bank also maintains a line of credit with the Federal Home Loan Bank which provides additional liquidity. Additionally, the Bank's securities classified as available-for-sale, which totaled $85.9 million, were available for the management of liquidity and interest rate risk. At June 30, 1998, the ratio of net liquid assets to net deposits amounted to 30.47% indicating a high level of liquidity. Management is not aware of any trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in liquidity.

RISK ASSESSMENT

Risk is the potential that unexpected and unanticipated events may have an adverse impact on the Bank's capital or earnings. The Office of the Comptroller of the Currency has defined several categories of risk for supervisory purposes.

The Asset and Liability Committee of the Bank is responsible for assessing these risks. Management of the composition and maturity configurations of the earning assets and funding sources contributes to maintaining an appropriate balance between the maturity and repricing characteristics of assets and liabilities that is consistent with liquidity, growth, and capital adequacy goals. A forward looking assessment regarding the impact of interest rate movement may have on net interest income is performed on a monthly basis. Based on current analysis, the Bank believes that it is well positioned with minimal impact on income when subjected to a 200 basis point (2.00%) shock, the equivalent of an immediate increase or decrease of 2% in all interest rates on both assets and liabilities. Management believes its exposure in each of the risk categories is low.

YEAR 2000

The Bank has continued to make progress on its Year 2000 compliance program. The costs to implement the program have not been material to date.

                                  INTEREST MARGIN REPORT
                                        (000's Omitted)
                                   1/98 - 6/98               1/97 - 6/97
EARNINGS ASSET YIELDS:        FTE INC BALANCE  YIELD    FTE INC BALANCE YIELD
GOVT & AGY SEC                $1,124  $36,042   6.26    $1,483  $47,189  6.31
TAX EXEMPT SEC                   991   28,324   7.00       896   25,301  7.08
MORTG BACKED SEC                 602   19,768   6.14       509   14,931  6.88
OTHER SECURITIES                 160    4,713   6.79        90    2,988  6.06
  TOTAL SECURITIES            $2,877  $88,847   6.50    $2,978  $90,409  6.62

FED FUNDS SOLD                $  191  $ 6,915   5.46    $  183  $ 6,836  5.29

COMMERCIAL LOANS              $1,143  $23,824   9.67    $1,151  $23,276  9.97
OVERDRAFTS                         0      103   0.00         0       92  0.00
CONSTRUCTION LOANS                39      874   9.19         9      220  8.52
MORTGAGE LOANS                 2,391   56,119   8.59     2,323   54,634  8.57
INSTALLMENT LOANS                930   19,378   9.67     1,064   22,237  9.65
CONSUMER LOANS                   459    9,009  10.27       477    9,412 10.23
TAX FREE LOANS                   190    4,259   8.91       141    2,638 10.67
  TOTAL LOANS                 $5,152 $113,566   9.15    $5,165 $112,509  9.26

TOTAL EARNING ASSETS          $8,220 $209,328   7.90    $8,326 $209,754  7.99
TOTAL INTEREST INCOME

COST/FUNDS RATES:             EXP     BALANCE   RATE    EXP     BALANCE  RATE
NOW & SAVINGS                 $  896  $77,417   2.34    $  946  $76,662  2.49
MONEY MARKET DEP                 889   37,809   4.74       844   38,339  4.44

MONEY MARKET CDS                 148    6,359   4.68       152    6,585  4.65
CDS OVER $100M                   261   11,120   4.73       341   14,487  4.75
OTHER CDS                      1,028   39,333   5.27       961   36,840  5.26
TIME DEPOSITS                     13    1,015   2.64        14    1,048  2.74
TOTAL CDS & TIME              $1,450  $57,827   5.06    $1,468  $58,960  5.02
S-T BORROWINGS                     0        0   0.00    $    1  $    25  5.72
TOTAL INT BEARING LIAB        $3,235 $173,053   3.77    $3,259 $173,986  3.78
TOTAL INTEREST EXPENSE
NET INTEREST SPREAD                             4.13                     4.21
NET INTEREST MARGIN           $4,985 $209,328   4.78    $5,067 $209,754  4.86




                         INTEREST MARGIN REPORT(CONT)
                              (000's Omitted)

                                   INTEREST INCOME
                                   CHANGE DUE TO:
                                 TOTAL             TOTAL
EARNINGS ASSET YIELDS:           VOLUME    RATE    CHANGE
GOVT & AGY SEC                    (376)     (22)    (398)
TAX EXEMPT SEC                      64       (2)      62
MORTG BACKED SEC                   146      (15)     131
OTHER SECURITIES                    55       15       70
  TOTAL SECURITIES                (111)     (24)    (135)

FED FUNDS SOLD                       2        6        8

COMMERCIAL LOANS                    27      (35)      (8)
OVERDRAFTS                           0        0        0
CONSTRUCTION LOANS                  30        1       31
MORTGAGE LOANS                      63        6       69
INSTALLMENT LOANS                 (137)       2     (135)
CONSUMER LOANS                     (21)       2      (19)
TAX FREE LOANS                      51      (15)      36
  TOTAL LOANS                       13      (39)     (26)

TOTAL EARNING ASSETS
TOTAL INTEREST INCOME              (96)     (57)    (153)
                                     INTEREST EXPENSE
COST/FUNDS RATES:                     CHANGE DUE TO:
NOW & SAVINGS                       16      (49)     (33)
MONEY MARKET DEP                   (12)      38       26

MONEY MARKET CDS                    (5)       1       (4)
CDS OVER $100M                     (79)      (1)     (80)
OTHER CDS                           36        4       40
TIME DEPOSITS                        0        0        0
TOTAL CDS & TIME                    19       17       36
S-T BORROWINGS                       0        0        0
TOTAL INT BEARING LIAB
TOTAL INTEREST EXPENSE             (25)       0      (25)
NET INTEREST SPREAD
NET INTEREST MARGIN                (71)     (57)     (128)

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

ITEM 5.    Other Information
                None

ITEM 6.    Exhibits and Reports on Form 8-K

                  a) Exhibits required by Item 601 of Regulation S-K:

                     (21) Subsidiaries of the registrant
                          - First National Bank of Cortland, State of New York

                     (27) Financial Data Schedule

                  b) Reports on Form 8-K

                     No Form 8-K was filed during the second quarter of 1998.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CORTLAND FIRST FINANCIAL CORPORATION


DATE  August 13, 1998                 /s/ David R. Alvord
                                          David R. Alvord, President & CEO


DATE  August 13, 1998                /s/  Bob Derksen
                                          Bob Derksen, Treasurer