Form 10-Q
period 1998-09-30
CORTLAND FIRST FINANCIAL CORP
filed 1998-11-16
CIK 796317

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998


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

                    Yes X               No

The number of shares outstanding of the registrant's common stock on September 30, 1998: Common Stock, $1.6667 Par Value -- 1,969,776 shares.

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                CORTLAND FIRST FINANCIAL CORPORATION
                Condensed Consolidated Balance Sheets

                           (000's Omitted)
                                     September 30, 1998  December 31, 1997
                                         (Unaudited)         (Note A)
ASSETS
   Cash and Due From Banks                 $  9,322          $ 10,139
   Federal Funds Sold                         3,700             1,100
     Total Cash and Cash Equivalents         13,022            11,239
   Investment Securities
     Held to Maturity                         3,154             2,435
     Available for Sale                      86,697            85,821
       Total Investment Securities
     (Fair Value 89,909 & 88,301,            89,851            88,256
       respectively)
   Loans (Net of Unearned Discount of
     (2,441 & 3,072)                        119,104           113,173
   Allowance for Possible Loan Losses        (1,286)           (1,240)
   Net Loans                                117,818           111,933

   Bank Premises, Furniture, and Equipment    3,268             3,516
   Other Real Estate                            315               275
   Other Assets                               4,151             4,150
     TOTAL ASSETS                          $228,425          $219,369

LIABILITIES
   Non-Interest Bearing Deposits           $ 26,385            24,509
   Interest Bearing Deposits                173,331           167,701
         Total Deposits                     199,716           192,210
   Accrued Int, Taxes, & Other Liabilities    1,638             1,271
   Accrued Post-Retirement Benefits             947               882

     TOTAL LIABILITIES                      202,301           194,363

SHAREHOLDERS' EQUITY
   Common Stock (par value $1.6667)
     2,016,000 shares issued;
     1,969,776 shares outstanding             3,360             3,360
   Surplus                                    3,360             3,360
   Undivided Profits                         19,647            18,812
   Accumulated other comprehensive income       823               540
   Treasury Stock, at cost; 46,224 shares    (1,066)           (1,066)

     TOTAL SHAREHOLDERS' EQUITY              26,124            25,006

     TOTAL LIABILITIES & SHAREHOLDERS'     $228,425          $219,369
       EQUITY

The accompanying notes are an integral part of the financial statements.

                CORTLAND FIRST FINANCIAL CORPORATION

             Condensed Consolidated Statements of Income
                           (000's Omitted)
                             (Unaudited)

                                        Three Months Ended Nine Months Ended
                                          September 30,     September 30,
                                          1998    1997      1998     1997
Interest Income:
   Interest & fees on loans               $2,624  $2,639   $ 7,772    $ 7,758
   Interest on investment securities       1,222   1,353     3,719      4,040
   Interest on Federal Funds sold            123      55       314        237

             TOTAL INTEREST INCOME        $3,969  $4,047   $11,805    $12,035

Interest Expense:
   Interest on deposits                    1,606   1,627     4,841      4,886

             NET INTEREST INCOME          $2,363  $2,420   $ 6,964    $ 7,149

Provision for loan losses                     35     105       160        285

             INTEREST INCOME AFTER PROV
                FOR LOSSES                $2,328  $2,315   $ 6,804    $ 6,864

Gain on Sale of Securities                    35     115        35        115
Other Income                                 491     425     1,361      1,189

             TOTAL OPERATING INCOME       $2,854  $2,855   $ 8,200    $ 8,168

Non-interest expenses                      2,118   1,904     5,975      5,477

             INCOME BEFORE INC TAXES      $  736  $  951   $ 2,225    $ 2,691

Income Taxes                                 197     252       563        717

             NET INCOME                   $  539  $  699   $ 1,662    $ 1,974

Net Income per Common Share - Basic       $.27    $.35     $.84       $.99

Weighted average shares
  outstanding                         1,969,776 1,977,353 1,969,776 2,002,976

The accompanying notes are an integral part of the financial statements.


               CORTLAND FIRST FINANCIAL CORPORATION

           Consolidated Statements of Comprehensive Income
                           (000's Omitted)
                             (Unaudited)


                                     Three Months Ended   Nine Months Ended
                                          September 30,     September 30,
                                          1998       1997     1998     1997

Net Income                              $  539     $  699   $1,662   $1,974

Other Comprehensive Income
  net of taxes:  Unrealized net
  gain (loss) on securities                377        243      283       72

Comprehensive Income                    $  916     $  942   $1,945   $2,046

The accompanying notes are an integral part of the financial statements.



               CORTLAND FIRST FINANCIAL CORPORATION

     Consolidated Statements of Changes in Stockholders' Equity
                           (000's Omitted)
                             (Unaudited)

                                                 Accumulated
                                                 Other Comp-
Nine Months Ended       Common         Undivided rehensive   Treasury
Sept. 30, 1998 and 1997 Stock  Surplus Profits   Income      Stock    Total

Balance at Dec.31,1996  $3,360 $3,360  $18,283   $  375        -     $25,378

 Net Income                              1,974                         1,974

 Cash Dividend Declared                   (839)                         (839)

 Stock Repurchase                                           $(1,119)  (1,119)

 Net Unrealized Gains on
    Securities                                       72                   72

Balance at Sept.30,1997 $3,360 $3,360  $19,418   $  447     $(1,119) $25,466


Balance at Dec.31,1997  $3,360 $3,360  $18,812   $  540     $(1,066) $25,006

 Net Income                              1,662                         1,662

 Cash Dividend Declared                  (827)                          (827)

 Net Unrealized Gains on
   Securities                                       283                  283

Balance at Sept.30,1998 $3,360 $3,360  $19,647   $  823     $(1,066) $26,124

The accompanying notes are an integral part of the financial statements.

                CORTLAND FIRST FINANCIAL CORPORATION

                Consolidated Statements of Cash Flow
                           (000's OMITTED)
                             (Unaudited)
                                      Nine Months Ended September 30,
OPERATING ACTIVITIES                                1998     1997
     Net Income                                   $ 1,662  $ 1,974
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Provision for loan losses                        160      285
     Provision for depreciation                       323      338
     Provision (Benefit) for deferred income taxes   (189)     (64)
     Amortization of investment security premiums,    212      208
      net
     Decrease in interest receivable                 (213)    (132)
     Decrease (Increase) in other assets              172     (632)
     (Decrease) Increase in interest payable           (7)       2
     Increase in other liabilities                    439      328
     Loss on disposal of fixed assets                            9
         NET CASH PROVIDED BY OPERATING ACTIVITIES  2,559    2,316

INVESTING ACTIVITIES
     Proceeds from maturities of investment        21,090   13,930
       securities
     Proceeds from the sales of investments         1,977   13,278
       secuities
     Purchase of investment securities            (24,402) (32,824)
     Net increase in loans                         (6,045)  (2,447)
     Purchase of premises and equipment, net          (75)    (531)
          NET CASH USED BY INVESTING ACTIVITIES    (7,455)  (8,594)

FINANCING ACTIVITIES
     Net increase (decrease) in demand deposits,
       NOW & savings                                7,827   (3,014)
     Net (decrease) increase of certificates of      (321)   5,098
       deposits
     Cash dividends                                  (827)    (839)
     Treasury Stock Purchases                          -    (1,119)
         NET CASH PROVIDED BY FINANCING ACTIVITIES  6,679      126
          INCREASE (DECREASE) IN CASH AND CASH      1,783   (6,152)
            EQUIVALENTS
     Cash and cash equivalents at beginning of     11,239   15,400
       year
          CASH AND CASH EQUIVALENTS AT END OF     $13,022  $ 9,248
            PERIOD

Supplemental disclosures of cash flow information:

Cash paid during the period for:
          Interest on deposits and short term    $ 4,848  $ 4,883
            borrowings
          Income taxes                               495      724

Non Cash Investing Activities:
     Change in net unrealized gain (losses)
       on investment securities                      472    (120)
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

D.   Investment Securities
                                                September 30, 1998
                                                  (000's Omitted)
                                       Available for Sale  Held to Maturity
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                  $32,033         $ 1,000
Obligations of State & Political
  subdivisions                                29,877           2,154
Other debt securities                          4,024               0
Mortgage backed securities                    20,763               0
             TOTAL INVESTMENT SECURITIES     $86,697         $ 3,154

                                                 December 31, 1997
                                                   (000's Omitted)
                                     Available for Sale  Held to Maturity
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                  $35,750         $   999
Obligations of State & Political
  subdivisions                                28,274           1,436
Other debt securities                            865               0
Mortgage backed securities                    20,932               0
             TOTAL INVESTMENT SECURITIES     $85,821         $ 2,435

E.           Allowance for Possible Loan Loss
                                     September 30, 1998  September 30, 1997
                                                 (000's Omitted)
                  Balance at January 1        $ 1,240       $ 1,271
                  Provision for the period        160           285
                  Recoveries on loans              50            50
                    Sub Total                   1,450         1,606
                  Less loans charged off         (164)         (365)
                  Balance at June 30,         $ 1,286       $ 1,241

           The appropriateness of the allowance for loan losses is determined by quarterly detailed review of the loan portfolio.

PART 1.
Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS
     (Amount in thousands of dollars unless otherwise indicated)

MANAGEMENT'S DISCUSSION AND ANALYSIS
(Amount in thousands of dollars unless otherwise indicated)

The purpose of this discussion is to provide the reader with information designed to understand the financial statements of Cortland First Financial Corporation included herewith and to provide information as to material events or changes which affected the financial condition or results of operations since the last reporting period. Cortland First Financial Corporation (the "Company") is a bankholding company, with First National Bank of Cortland (the "Bank") being its sole subsidiary.
The financial condition and operating results of the Company are largely dependent on the Bank, its primary investment. First National Bank of Cortland is an independent community bank with offices in Cortland, southern Onondaga, and northern Broome counties.

The primary regulator of Cortland First Financial Corporation is the Federal Reserve Bank of New York in New York City, while its subsidiary, First National Bank of Cortland, is regulated by the Office of the Comptroller of the Currency in Washington, DC.

In June of 1998, the Financial Accounting Standards Account Board (FASB) issued FAS No. 133. This statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 30, 1999. Since the Company does not have any derivative instruments or hedges, management believes there will be no effect on the Company.

On July 13, 1998 Cortland First Financial Corporation announced that they had agreed to merge with Oneida Valley Bancshares, Inc. to create an independent bank holding company named Alliance Financial Corporation to serve the community banking market of Central New York State. First National Bank of Cortland and Oneida Valley National Bank will also merge,taking the name Alliance Bank, N.A. The merger is expected to close in the fourth quarter of 1998, subject to the approval of the shareholders of both companies. The Companies have received approval of the Holding Company merger from the Federal Reserve Bank and The Office of the Comptroller of the Currency has approved the merger of the two Banks. The combined market will cover the Central New York region and will allow the new company to offer its customers enhanced products and services through 16 branches located in Cortland,Broome,Madison,Onondaga and Oneida
Counties.

Recent Developments

In late October and early November 1998, CNY Financial Corporation, the holding company for Cortland Savings Bank,approached Cortland First Financial Corporation and Oneida Valley Bancshares, Inc., expressing a contingent interest in aquiring one or both institutions. CNY Financial Corporation's expressions of interest were contingent upon, among other things,the parties' willingness to abandon the pending merger described above. After careful review, with the assistance of their respective financial and legal advisors, Cortland First Financial Corporation and Oneida Valley Bancshares, Inc. Boards of Directors each separately determined that the pending merger is in the best long term interests of their respective shareholders, and decided to continue with the merger process and to reject CNY Financial Corporation's expressions of interest.

Comparison of the Results of Operations

Net income was $539,000 or $.27 per share for the third quarter of 1998,compared with $699,000 or $.35 per share for the same period in 1997. The decrease in net income is due primarily to costs directly related to the merger, which to date total $200,000. Net interest income decreased by $57,000 when compared to the third quarter of 1997, but was offset by a decrease in the provision for loan losses of $70,000 when compared to the same quarter a year ago. Other operating income increased by $66,000 but was offset by an increase in other operating expenses of $214,000 compared to the third quarter of 1997. The increase is due primarily to the costs associated with the merger.

Net interest income is affected by the difference between the yield earned on interest earning assets and rates paid on interest bearing deposits and borrowings. The relative amounts of earning assets, interest bearing deposits and borrowings also impact net interest income levels.

Net interest income decreased by $57,000 for the three months ended Sept. 30, 1998 compared with the same period in 1997. For the first nine months of 1998, net interest income was $7.0 million compared to $7.1 million for the first nine months of 1997. The decrease is due primarily to lower yields being earned on all loan products and investments in 1998 compared to 1997 and decreases in outstanding consumer loans as a result of weak loan demand. The yield on earning assets was 7.83% for the first nine months of 1998 compared to 8.01% for the same period in 1997.

The average costs of interest bearing liabilities for the first nine months of 1998 were 3.72% and were comparable to the first nine months of 1997 of 3.76%.

The net interest margin for the first nine months of 1998 was 4.77%, down slightly from 4.89% for the same period in 1997. During the third quarter of 1998, the net interest margin averaged 4.77% for the three months.

OTHER OPERATING INCOME and EXPENSES

Total other operating income was $526,000 in the third quarter of 1998, a slight decrease of $14,000 or 2.6% from the third quarter of 1997. Gains on the sales of securities were $35,000 for the third quarter of 1998 compared to $115,000 for the same time in 1997. Without gains on the sale of securities, core other income increased by $66,000 or 15.5% for the third quarter of 1998 compared to the same period in 1997. Other operating income for the first nine months of 1998 was $1.4 million up $92,000 or 7.1% from the year ago period. The increase is due primarily to increased service fees collected on demand and savings accounts which increased by $131,000 and increased ATM fees of $57,000. This was partially offset by loss of credit card interest income due to the sale of the credit card portfolio in the first quarter of 1998. Other operating expenses were $2.1 million for the three months ended September 30, 1998 compared to $1.9 million for the same period in 1997. This is an increase of $214,000 or 11.2%. For the first nine months of 1998 other operating expenses were $6 million compared to $5.5 million for the same period a year ago. Expenses relating to the merger have amounted to approximately $250,000 so far in 1998. These expenses were primarily for consulting and legal expenses for the merger. Total expenses for the merger are expected to be $750,000 by the time the merger is completed. Salary and benefits increased by $261,000 for the first nine months of 1998 when compared to 1997. This is due primarily to staffing changes and normal merit increases to our employees along with higher than expected insurance claims on the Bank's self insured medical program. Also contributing to the increase are higher than expected expenses for the Bank's post-retirement program which increased by $28,000 compared to the same period a year ago. Loan origination and collection expense increased by $45,000 for the first nine months of 1998 compared to the same period in 1997. The increase is due primarily to increased mortgage originations and collection costs.

Changes in Financial Condition from December 31, 1997 to September 30, 1998

Consolidated assets of the Company were $228.4 million at September 30, 1998, a $9 million or 4.1% increase from December 31, 1997.

Net loans receivable were $117.8 million at September 30, 1998, an increase of $5.9 million or 5.3% from December 31, 1997. Mortgage loans and commercial loans outstanding increased by $6.9 million and $3.2 million, respectively since December 31, 1997. This was partially offset by a decrease in consumer loans of $3.9 million. The Bank is experiencing an increase in mortgage volume due primarily to low market rates available to homeowners. Consumer loan originations remain low due primarily to weak market demand and a delay in the implementation of an indirect auto loan program that the Bank was expecting to start in the third quarter of 1998. The rollout of the program will be delayed until after the merger.

The reserve for loan losses was $1,286,000 at September 30, 1998. Loan loss provisions of $160,000 in the first nine months of 1998 were offset by net charge-offs totaling $114,000. This compares to loan loss provisions of $285,000 for the same period of 1997 being offset by net charge-offs of $315,000 for the first nine months of 1997. The lower provision in 1998 is a result of the Bank's improved underwriting standards resulting in a lower loss experience factor. In management's opinion, the allowance for loan losses is adequate as of September 30, 1998. Nonperforming assets (nonaccrual loans and real estate owned) totaled $427,000 or .35% of total gross loans at September 30, 1998.
This is down from $581,000 or .50% of total gross loans as of year-end 1997.

Total deposit liabilities were $199.7 million at September 30, 1998, an increase of $7.5 million or $3.9% from December 31, 1997 which totaled $192.2 million. Demand deposits increased by $2.1 million and MMDA accounts increased by $9.6 million since December 31, 1997. Offsetting these increases were a $1.7 million decrease in Savings accounts and a $2.9 million decrease in NOW accounts. Time accounts remain virtually unchanged from year-end 1997.

Capital adequacy remained strong at the end of the third quarter. Stockholder's equity at September 30, 1998 was $26.1 million, or $13.26 per share, compared to $25 million, or $12.69 per share at December 31, 1997. The Company's capital leverage ratio was 11.08% which compared to 11.21% for the year ended December 31, 1997. Tier 1 and Total Risk-based capital ratios were 22.15% and 23.60%, respectively. All of the Bank's capital ratios are well above regulatory minimums to qualify as "well capitalized".



LIQUIDITY

Liquidity describes the ability of the Bank to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Bank's customers and to fund current and planned expenditures. The Bank derives liquidity from increased customer deposits, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. The Bank also maintains a line of credit with the Federal Home Loan Bank which provides additional liquidity. Additionally, the Bank's securities classified as available-for-sale, which totaled $86.7 million, were available for the management of liquidity and interest rate risk. At September 30, 1998, the ratio of net liquid assets to net deposits amounted to 32.69% indicating a high level of liquidity. Management is not aware of any trends, demands, commitments, or uncertainties that are reasonably likely to result in material changes in liquidity.

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

YEAR 2000

The State of Readiness. First National Bank of Cortland has been evaluating its Year 2000 readiness since August 1997. The process is overseen by a management committee chaired by the bank's Vice President of Operations, which reports monthly progress to the Board of Directors.

The Bank has identified 188 systems that may have a potential Year 2000 impact. A risk assessment has been assigned to each system denoting a high, moderate or low risk. Seven systems have been identified as critical to the operation of the
Bank: Premier II, a data processing software system from Information Technology, Inc.; Unisys Computer Systems hardware for the Bank's mainframe computer system and item processing system; TNET, a trust networking system; a switching system for the Bank's Money Access Services, Inc. ("MAC") automated teller machines; hardware for the Bank's automated teller machines from Diebold, Inc.; the Bank's CFI Laser-Pro Loan Software; and Fedline software used by the Bank for inter-bank transactions.

The Bank's Year 2000 plan is a five-step approach. In the Awareness phase, the Bank educated itself regarding the nature and magnitude of the Year 2000 problem. In the Assessment phase, the Bank identified all equipment, software, and related vendors that could have a potential adverse effect on the Bank's service or operations, risks were measured as described above, and an action plan was formalized. In the Renovation phase, changes to affected systems were made and vendors were managed according to the action plan. In the Validation phase,testing of affected systems is being completed and the results analyzed. Finally,in the Implementation phase, compliant systems are being put into active use. The Bank is currently in the Validation and Implementation phases. Full implementation is expected to be complete by December 31, 1998.

In addition to the Bank's assessment of its own Year 2000 state of readiness,the Bank also reviewed each of its commercial loan customers with $500,000 or more in outstanding credit to determine the Year 2000 risk associated with each customer. Based upon this review, the Bank believes its risk associated with these customers' Year 2000 issues to be low.

Year 2000 Costs. The Bank has budgeted $86,000 for renovation of its existing systems to achieve Year 2000 compliance. In the event that specific systems cannot be renovated, replacement may be required; as of September 30, 1998, actual dollar expenditures in connection with replacement of such systems were $5,825.87. The Bank expects the total costs of completing its Year 2000 plan to have no material effect on its financial condition and results of operations, although actual results may differ pending completion of the Validation and Implementation phases.

Risk Assessment and Contingency Plans. As of November 10, 1998, the Bank believes that the progress that it has made to date, along with the expected completion of its Year 2000 action plan by year end, will result in the Bank being well prepared to meet the Year 2000 challenge. The reliance on third-party information, however, which may be inaccurate and unverifiable, will require contingency planning. The Bank has established contingency plans for its seven mission critical systems, and will evaluate the need for implementation of such plans as the need arises.

                       INTEREST MARGIN REPORT
                           (000's Omitted)

                                1/98 - 9/98                     1/97 - 9/97
                                 AVERAGE                            AVERAGE
EARNINGS ASSET YIELDS: FTE INC   BALANCE  YIELD   FTE INC       BALANCE    YIELD
GOVT & AGY SEC       $ 1,640    $ 35,349   6.20   $ 2,138      $ 44,831     6.37
TAX EXEMPT SEC         1,503      28,648   6.99     1,370        25,775     7.09
MORTG BACKED SEC         908      19,819   6.12       840        16,554     6.78
OTHER SECURITIES         260       5,256   6.59       138         2,987     6.17
  TOTAL SECURITIES   $ 4,311    $ 89,072   6.46   $ 4,486      $ 90,147     6.64

FED FUNDS SOLD       $  314     $  7,578   5.43   $   237      $  5,875     5.30

COMMERCIAL LOANS     $ 1,720    $ 24,027   9.57   $ 1,762      $ 23,709     9.94
OVERDRAFTS                 0          96   0.00         0           115     0.00
OTHER LOANS               57         976   7.80        12           194     8.46
MORTGAGE LOANS         3,666      57,577   8.51     3,539        55,156     8.58
INSTALLMENT LOANS      1,352      18,815   9.61     1,576        21,963     9.59
CONSUMER LOANS           663       8,705  10.18       716         9,277    10.31
TAX FREE LOANS           304       4,399   9.22       227         2,982    10.14
  TOTAL LOANS        $ 7,762    $114,595   9.06   $ 7,832      $113,396     9.23

OTAL EARNING ASSETS  $12,387    $211,245   7.83   $12,555      $209,418     8.01
TOTAL INTEREST INCOME

COST/FUNDS RATES:    EXP         BALANCE   RATE  EXP           BALANCE      RATE
NOW & SAVINGS        $ 1,345    $ 78,052   2.31   $ 1,437      $ 77,369     2.49
MONEY MARKET DEP       1,326      37,945   4.67     1,236        37,240     4.44

MONEY MARKET CDS         217       6,272    4.62      226         6,514     4.64
CDS OVER $100M           376      11,118    4.52      485        13,831     4.69
OTHER CDS              1,553      39,552    5.26    1,476        37,454     5.27
TIME DEPOSITS             23       1,160    2.61       24         1,180     2.71
TOTAL CDS & TIME     $ 2,169    $ 58,102    4.99  $ 2,211      $ 58,979     5.01
S-T BORROWINGS             0           0    0.00  $     3      $     71     4.75
TOTAL INT BEARING    $ 4,840    $174,099    3.72  $ 4,887      $173,659     3.76
  LIABILITIES
TOTAL INTEREST EXPENSE
NET INTEREST SPREAD                         4.11                            4.25
NET INTEREST MARGIN  $ 7,547    $211,245    4.77  $ 7,668      $209,418     4.89

                                INTEREST INCOME
                                 CHANGE DUE TO:
                            TOTAL          TOTAL
EARNINGS ASSET YIELDS:              VOLUME RATE   CHANGE
GOVT & AGY SEC              (439)    (58)  (497)
TAX EXEMPT SEC               90       (5)    85
MORTG BACKED SEC             104     (37)    67
OTHER SECURITIES             111      14    125
  TOTAL SECURITIES          (134)    (86)  (220)

FED FUNDS SOLD                70       6     76

COMMERCIAL LOANS              23     (66)   (43)
OVERDRAFTS                     0       0      0
OTHER LOANS                   46      (1)    45
MORTGAGE LOANS               154     (27)   127
INSTALLMENT LOANS           (194)    (29)  (223)
CONSUMER LOANS               (44)     (9)   (53)
TAX FREE LOANS                82     (22)    60
  TOTAL LOANS                 67    (154)   (87)

TOTAL EARNING ASSETS
TOTAL INTEREST INCOME          4    (234)  (230)

                               INTEREST EXPENSE
COST/FUNDS RATES:               CHANGE DUE TO:
NOW & SAVINGS                  8    (100)   (92)
MONEY MARKET DEP              24      67     91

MONEY MARKET CDS              (8)     (1)    (9)
CDS OVER $100M               (93)    (17)  (110)
OTHER CDS                     82      (4)    78
TIME DEPOSITS                  0      (1)    (1)
TOTAL CDS & TIME             (19)    (23)   (42)
S-T BORROWINGS                (1)     (1)    (2)
TOTAL INT BEARING LIAB
TOTAL INTEREST EXPENSE        12     (57)   (45)
NET INTEREST SPREAD
NET INTEREST MARGIN           (8)   (177)  (185)
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

ITEM 5.   Other Information
          None

ITEM 6.   Exhibits and Reports on Form 8-K

             a) Exhibits required by Item 601 of Regulation S-K:

                (21) Subsidiaries of the registrant
                     - First National Bank of Cortland, State of New York

                (27) Financial Data Schedule

             b) Reports on Form 8-K

                A Form 8-K was filed on July 22, 1998 with the Securities and Exchange Commission to announce that, on July 10, 1998, Cortland First Financial Corporation had entered into an Agreement and Plan of Reorganization (collectively, the "Merger Agreement") with Oneida Valley Bancshares, Inc. The Merger Agreement provides that Cortland First Financial Corporation and Oneida Valley Bancshares, Inc. will merge to create an independent bank holding company named Alliance Financial Corporation to serve the community banking market of Central New York State. First National Bank of Cortland and Oneida Valley National Bank will also merge, taking the name of Alliance Bank, N.A. The merger is expected to close in the fourth quarter of 1998, subject to the approval of the shareholders of both companies. Details of the merger are outlined in the Registration Statement on Form S-4 (No. 333-62623) that was filed with the Securities and Exchange Commission on August 31, 1998.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  CORTLAND FIRST FINANCIAL CORPORATION




DATE  November 16, 1998               /s/ David R. Alvord
                                          David R. Alvord, President & CEO



DATE  November 16, 1998               /s/ Bob Derksen
                                          Bob Derksen, Treasurer