Form 10-K
period 1998-12-31
ALLIANCE FINANCIAL CORP /NY/
filed 1999-03-26
CIK 796317

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                                FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1998

                                   OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _____ to ______

                      Commission file number 0-15366

                     ALLIANCE FINANCIAL CORPORATION
         (Exact name of Registrant as specified in its charter)

State of incorporation: New York
I.R.S. Employer Identification No.: 16-1276885
Address of principal executive offices: 65 Main Street, Cortland, NY  13045

Registrant's telephone number including area code: (607) 756-2831
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00 par value.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes X                       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 12, 1999 was $64,851,608.

The number of shares outstanding of the Registrant's common stock on March 12, 1999: Common Stock, $1.00 Par Value --- 3,594,811 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders' meeting to be held April 28, 1999 (the Proxy Statement), are incorporated by reference in Part III.

Page 1 of 71. Exhibit Index is located on Page 68.

                             TABLE OF CONTENTS

                          FORM 10-K ANNUAL REPORT
                             FOR THE YEAR ENDED
                             DECEMBER 31, 1998
                      ALLIANCE FINANCIAL CORPORATION

                                                                        Page
PART I

  Item 1.  Business                                                        3
  Item 2.  Properties                                                      5
  Item 3.  Legal Proceedings                                               6
  Item 4.  Submission of Matters to a Vote of Security Holders             7

PART II

  Item 5.  Market for the Registrants Common Stock and
           Related Shareholder Matters                                     7
  Item 6.  Selected Financial Data                                         9
  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            10
  Item 8.  Financial Statements and Supplementary Data                    37
  Item 9.  Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                            67

PART III

  Item 10. Directors and Executive Officers of the Registrant             67
  Item 11. Executive Compensation                                         67
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management                                                     67
  Item 13. Certain Relationships and Related Transactions                 67

PART IV

  Item 14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                    67

PART I

This Annual Report on Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations and business of Alliance Financial Corporation and its subsidiaries. These forward- looking statements  involve  certain  risks and  uncertainties.  Factors  that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:
(1) expected cost savings from the merger described herein cannot be fully realized or cannot be realized as quickly as anticipated; (2) the planned expansion into the Syracuse market is not completed on schedule or on budget or the new branches do not attract the expected loan and deposit customers; (3) competitive pressure in the banking industry increases significantly; (4) costs or difficulties related to the integration of the businesses of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc. are greater than expected; (5) changes in the interest rate environment reduce margins; (6) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (7) changes occur in the regulatory environment; (8) changes occur in business conditions and inflation; and (9) changes occur in the securities markets.

Item 1 -- Description of the Business

General
Alliance Financial Corporation ("Company") is a New York registered bank holding company formed November 25, 1998 as a result of the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc. which were incorporated in May 30, 1986 and October 31, 1984, respectively. The Company is the parent holding company of First National Bank of Cortland and Oneida Valley National Bank which have received approval from the Office of the Comptroller of the Currency to merge under the name Alliance Bank, N.A. The merger of the banks is expected to take place in April 1999. Unless the context otherwise provides, references herein to the "Company" mean Alliance Financial Corporation and the Banks.
         The Company provides banking services through dual headquarter offices located at 65 Main Street, Cortland, NY and 160 Main Street, Oneida, NY, as well as through 15 customer service facilities located in Cortland, Madison, southern and eastern Onondaga, northern Broome, and western Oneida counties.
         At December 31, 1998, the Company had 228 full-time employees and 35 part-time employees.
         The Banks are members of the Federal Reserve System and the Federal Home Loan Bank System, and their deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits.

Services
The Company offers full service banking with a broad range of financial products to meet the needs of its commercial, retail, government, and trust customers. Depository account services include interest and non-interest bearing checking accounts, money market accounts, savings accounts, time deposit accounts, and individual retirement accounts. The Company's lending activities include the making of residential and commercial mortgage loans, business lines of credit and business term loans, working capital facilities and accounts receivable financing programs, as well as installment loans, student loans, and personal lines of credit to individuals. Trust department services include personal trust, employee benefit trust, investment management, financial planning and custodial services. The Company also offers safe deposit boxes, travelers checks, money orders, wire transfers, collection services, drive-in facilities, automatic teller machines, 24-hour telephone banking, and 24-hour night depositories.

Competition
The Company's business is extremely competitive. The Company competes not only with other commercial banks but also with other financial institutions such as thrifts, credit unions, money market and mutual funds, insurance companies, brokerage firms, and a variety of other companies offering financial services.

Supervision and Regulation
The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Act") and as such is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a bank holding company, the Company's activities and those of its subsidiaries are limited to the business of banking and activities closely related or incidental to banking. The Act requires the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to acquire direct or indirect ownership or control of more than 5% of any class of the voting shares of, or substantially all of the assets of, any bank (unless it owns a majority of such bank's voting shares) or otherwise to control a bank or to merge or consolidate with any other bank holding company. The Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank.
         The Company is a legal entity separate and distinct from its bank subsidiaries. The principal source of the Company's income is earnings from the Company's subsidiaries, and the principal source of its cash flow is dividends from the subsidiary banks. Federal laws impose limitations on the ability of the subsidiary banks to pay dividends as discussed in the Notes to Consolidated Financial Statements. Federal Reserve Board policy requires bank holding companies to serve as a source of financial strength to their subsidiary banks by standing ready to use available resources to provide adequate capital funds to their subsidiary banks during periods of financial stress or adversity.
         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. Among other things, federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA identifies the following capital categories for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Rules adopted by the federal banking agencies under FDICIA provide that an institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. FDICIA imposes progressively more restrictive constraints on operation, management, and capital distributions, depending on the capital category in which an institution is classified. At December 31, 1998, the Company and its subsidiary banks fell into the well capitalized category based on the ratios and guidelines noted above.
         The Company's subsidiary banks are supervised and regularly examined by the Office of the Comptroller of the Currency (OCC). The various laws and regulations administered by the OCC affect corporate practices such as payment of dividends, incurring debt, and acquisition of financial institutions and other companies, and affect business practices, such as payment of interest on deposits, the charging of interest on loans, the types of business conducted, and location of offices. The Company's regulators have broad authority to initiate proceedings designed to prohibit its subsidiary banks from engaging in unsafe and unsound banking practices. There are no regulatory orders or outstanding issues resulting from regulatory examinations of the Company's subsidiary banks.


Item 2 -- Properties

The Registrant operates the following branches:

Name of Office     Location                     County      Date Established

Home Office        65 Main Street               Cortland    March 1, 1869
                   Cortland, NY

Canastota          Stroud Street & Route 5      Madison     December 7, 1974
                   Canastota, NY

Cincinnatus        2743 NYS Route 26            Cortland    January 1, 1943
                   Cincinnatus, NY

Groton Avenue      1125 Groton Avenue           Cortland    June 22, 1987
                   Cortland, NY

Hamilton           1 Madison Street             Madison     December 7, 1949
                   Hamilton, NY

Hamilton           38-40 Utica Street           Madison     January 26, 1976
Drive-Up           Hamilton, NY

Manlius            201 Fayette Street           Onondaga    October 19, 1994
                   Manlius, NY

Marathon           14 E. Main Street            Cortland    August 15, 1957
                   Marathon, NY

McGraw             30 Main Street               Cortland    May 1, 1967
                   McGraw, NY

North Main         North Main Street            Madison     September 9, 1966
                   Oneida, NY

Oneida             160 Main Street              Madison     December 12, 1851
                   Oneida, NY

Sherrill           628 Sherrill Road            Oneida      April 2, 1954
                   Sherrill, NY

TOPS Plaza         Route 5 and Route 46         Madison     January 7, 1988
                   Oneida, NY

Tully              Route 80 at I-81             Onondaga    January 26, 1989
                   Tully, NY

Whitney Point      2950 NYS Route 11            Broome      April 7, 1994
                   Whitney Point, NY

Wal-Mart           872 NYS Route 13             Cortland    March 10, 1997
(Cortland)         Cortland, NY

Wal-Mart           1294 Lenox Avenue            Madison     July 17, 1996
(Oneida)           Oneida, NY

The TOPS Plaza, Tully, Whitney Point, and both Wal-Mart offices are leased. The other banking premises are owned.


Item 3 -- Legal Proceedings

In December 1998, the Oneida Indian Nation ("The Nation") and the U.S. Justice Department filed motions to amend a long outstanding claim against the State of New York to include a class of 20,000 unnamed defendants who own real property in Madison and Oneida Counties. If the motion is granted to amend the claim, litigation could involve assets of the Company. The United States District Court is scheduled to hear arguments on the matter on March 26, 1999. "The Nation" has represented that the legal action currently being undertaken is to force the State of New York to negotiate an equitable settlement of their original claim which was ruled on by the United States Supreme Court in favor of "The Nation" over 13 years ago. Management believes that ultimately the State of New York will be held responsible for these claims, and this matter will be settled without adversely impacting the Company.
         There are no other pending legal proceedings, other than routine litigation incidental to the business of the subsidiary banks, to which the Company or its subsidiary banks are a party or to which their property is the subject. In management's opinion, no pending action, if adversely decided, would materially affect the banks or the Company's financial condition.

Item 4 -- Submission of Matters to a Vote of Security Holders

A Special Meeting of the Shareholders of Cortland First Financial Corporation was held on November 16, 1998 for the purpose of considering and voting on the following two proposals:

  Proposal 1:  Approval and Adoption of an Agreement and Plan of
               Reorganization and the related Plan of Merger among Cortland First Financial Corporation (Cortland), First National Bank of Cortland, Oneida Valley Bancshares, Inc. (Oneida), and Oneida Valley National Bank pursuant to which, among other things, Cortland and Oneida will merge under the name "Alliance Financial Corporation."

  Proposal 2:  Approval of the Alliance Financial Corporation 1998 Long
               Term Incentive Compensation Plan.

The voting results are as follows:

  Proposal 1:  Votes For                           1,757,929
               Votes Against or Withheld              46,430
               Absentees and Broker Non-Votes        165,417

  Proposal 2:  Votes For                           1,616,866
               Votes Against or Withheld             187,490
               Absentees and Broker Non-Votes        165,420

Pursuant to the Plan of Merger approved in Item 1, all members of the Boards of Directors of Cortland and Oneida continued as members of the Board of Directors of Alliance Financial Corporation.


PART II

Item 5 -- Market for Registrant's Common Stock and Related Shareholders
Matters

Common Stock Data:
The common stock of the Company is listed for quotation on the Nasdaq National Market System under the symbol ALNC. Prior to January 1999, the common stock of the Company was listed for quotation on the OTC Bulletin Board of The Nasdaq Stock Market (the "Bulletin Board"). Market makers for the stock are Ryan, Beck & Company (800-342-2325), Tucker Anthony (800-343- 3036), and First Albany Corporation (800-336-3245). There were 978 shareholders of record as of December 31, 1998. The following table presents stock prices for Alliance Financial Corporation for the fourth quarter of 1998 (on and after November 25, 1998), and for Cortland First Financial Corporation for the four quarters of 1997 and the first three quarters of 1998. Dividends paid have been restated to reflect the combined dividends of Cortland First Financial Corporation and Oneida Valley National Bancshares, Inc. Stock prices below are based on high bid and low bid prices for the quarter.

1998                High        Low        Dividend Paid
----              -------     -------      -------------
1st Quarter       $ 29.25     $ 27.00      $ .14
2nd Quarter         29.25       29.25        .14
3rd Quarter         30.50       25.00        .14
4th Quarter         31.25       25.00        .25

1997                High        Low        Dividend Paid
----              -------     -------      -------------
1st Quarter       $ 20.50     $ 20.00      $ .14
2nd Quarter         21.50       21.25        .14
3rd Quarter         22.50       22.25        .14
4th Quarter         26.00       22.25        .46


The  transfer  agent for the stock is American  Stock  Transfer & Trust  Company
(ASTC). They can be contacted at the following address:

Registrar and Transfer Agent
American Stock Transfer & Trust Company
40 Wall Street - 46th Floor
New York, NY  10005

Automatic Dividend Reinvestment Plan
This plan is administered by ASTC, as your agent. It offers a convenient way for shareholders to increase their investment in the Company. The plan enables certain shareholders to reinvest cash dividends on all or part of their common stock in additional shares of the Company's common stock without paying brokerage commissions or service charges. Shareholders who are interested in this program may receive a Plan Prospectus and enrollment card by writing or calling ASTC Dividend Reinvestment at 1-800-278-4353.

Item 6 -- Selected Financial Data (Dollars in thousands except per-share data) Five Year Comparative Summary


Assets and Deposits                    1998              1997            1996             1995             1994
                                       ----              ----            ----             ----             ----
Loans                                  $261,101          $247,821        $240,603         $231,114         $224,813
Investment Securities                   161,431           152,001         145,255          142,159          136,495
Deposits                                413,594           377,927         372,588          360,376          353,155
Total Assets                            471,705           436,430         428,310          412,808          399,663
Trust Dept Assets                       147,244           145,487         125,833          103,448           85,427
(not included in Total Assets)
Shareholders' Equity                     51,168            49,750          50,177           47,542           41,465
(Capital, Surplus & Undivided Profits)

Operating Income & Expenses
Total Interest Income                    32,213            31,791          31,016           30,449           28,139
Total Interest Expense                   13,398            12,984          12,194           12,013            9,503
Net Interest Income                      18,815            18,807          18,822           18,436           18,636
Provision for Possible
 Loan Losses                                770               625             633              475              340
Net Interest Income
 after Provision for
 Possible Loan Losses                    18,045            18,182          18,189           17,961           18,296
Other Operating Income                    3,989             3,866           3,387            3,168            2,915
Total Operating Income                   22,034            22,048          21,576           21,129           21,211

Salaries & Related
 Expense                                  8,712             8,206           7,695            7,543            7,071
Occupancy & Equipment
 Expense                                  2,607             2,412           2,265            2,188            2,060
Other Operating
 Expense                                  6,178             4,077           3,828            3,850            4,175
Total Operating
 Expense                                 17,497            14,695          13,788           13,581           13,306

Income Before Taxes                       4,537             7,353           7,788            7,548            7,905
Provision for Income
 Taxes                                    1,104             2,220           2,434            2,410            2,604
                                          -----             -----           -----            -----            -----

Net Income                                3,433             5,133           5,354            5,138            5,301

Per-Share Statistics
Net Income                               $ 0.95            $ 1.40          $ 1.43           $ 1.37           $ 1.41
Book Value at Year End                    14.23             13.82           13.47            12.67            11.05
Cash Dividends
 Declared                                  0.67              0.88            0.56             0.51             0.50

Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT'S DISCUSSION & ANALYSIS OF
THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION
         Alliance Financial Corporation (the Company) is a New York Corporation, which was formed in November 1998 as a result of the merger of Cortland First Financial Corporation (Cortland) and Oneida Valley Bancshares, Inc.(Oneida). The Company is a bank holding company, which owns and operates two financial institutions, First National Bank of Cortland and Oneida Valley National Bank. Pursuant to the terms of the merger, each share of Cortland stock was exchanged for one share of the Company's stock and each share of Oneida stock was exchanged for 1.8 shares of the Company's stock. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principals Board Opinion No. 16.
         The following discussion and analysis reviews the Company's business and provides information that has been restated to include the combined results of operations and financial condition of Cortland and Oneida for all periods presented. Certain reclassifications were made to Cortland and Oneida's prior years financial statements to conform to the Company's presentation. The Office of the Comptroller of the Currency has approved an application to merge the First National Bank of Cortland and the Oneida Valley National Bank under the name Alliance Bank, N.A. The banks expect to complete the merger on or about April 15, 1999. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes, and other statistical information included elsewhere in this 1998 Annual Report.

RESULTS OF OPERATIONS Net income for 1998 was $3.433 million, or $0.95 per share, compared to $5.133 million, or $1.40 per share, in 1997. The 1998 net income reflects the consolidated earnings of the Company's two wholly owned subsidiaries, the First National Bank of Cortland and the Oneida Valley National Bank, both of which operated independently throughout 1998. The Company incurred the operating expenses of both subsidiaries along with associated costs of the merger in 1998, with the benefits resulting from the business combination expected in 1999. In connection with the merger, the Company recorded a non-recurring charge in 1998 to operating expenses of $1.701 million which had the effect of reducing net income after tax by $1.022 million and earnings per share by $0.28. The Company also recorded other nonrecurring charges to operating expense of approximately $250 thousand in connection with fees associated with defending a hostile takeover attempt and the formation of a Real Estate Investment Trust. Although the Company increased average earning assets by $17.095 million, or 4.2% compared to the prior year, net interest income increased less than 1% as declining market interest rates and a flat U.S. Treasury yield curve in 1998 put pressures on the Company's asset yields. Non-interest income in 1998 was up 3.2% compared to the previous year while non-interest expense excluding nonrecurring charges was up 5.7%. Net income in 1997 declined $221 thousand, $0.03 per share, compared to net income of $5.354 million in 1996.

                          Selected Performance Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

                                       1998     1997     1996
                                       ----     ----     ----
Percentage of net income to
  Average total assets                 0.74%    1.17%    1.26%

Percentage of net income to
  Average shareholders' equity         6.91%   10.25%   11.04%

Percentage of dividends declared
  to net income                       70.20%   62.32%   38.94%

Percentage of average
  shareholders' equity to
  average total assets                10.95%   11.50%   11.43%


NET INTEREST INCOME
         Net interest income is the Company's principal source of operating income for payment of overhead and providing for possible loan losses. It is the amount that interest and fees on loans, investments, and other earning assets exceeds the cost of deposits and other interest-bearing liabilities.
         Net interest income on a tax equivalent basis increased $168 thousand, to $19.983 million in 1998. The growth in net interest income resulted from increases in 1998's average earning assets offsetting a net interest margin that continued to decline. Declining market interest rates, including the prime rate, reduced yields in the Company's investment and loan portfolios. In 1997 net interest income increased only $10 thousand as the margin decline offset nearly all benefits of growth in earning assets during the year.
         Loans represented the majority of the Company's interest earning assets and have remained stable at 60.4% of earning assets over the past two years. Although average loans increased $10.433 million in 1998, yields declined 22 basis points to 8.89%, with declines in commercial and residential mortgage loan yields most significant. Interest income on loans in 1998 was up $397 thousand compared to 1997. Average loans in 1997 increased $7.003 million compared to 1996 while average loan yields declined 10 basis points primarily due to the decline in the real estate mortgage loan portfolio yields. Interest income on loans was also up $397 thousand in 1997 compared to 1996.
         Average investments in 1998 increased by $1.804 million, however, tax equivalent interest income from investments was $75 thousand less than 1997. In comparison, average investment securities increased $5.544 million in 1997 compared to 1996 with tax equivalent interest income up $591 thousand. Interest income in 1998 from the sale of federal funds in the amount of $754 thousand, was $260 thousand greater than the amount earned in 1997. Tax equivalent interest income for 1998 at $33.381 million, was

$582 thousand more than 1997, although the 1998 tax equivalent yield on average earning assets was 7.86%, 19 basis points less than 1997. Average earning assets for 1998 were $424.426 million, up $17.095 million compared to 1997, and represented 93.5% of total average assets in 1998. Average earning assets in 1997 were 93.6% of total average assets.
         During 1998, average interest-bearing liabilities increased by $14.190 million to $344.900 million. The cost of interest-bearing liabilities declined 5 basis points from 3.93% in 1997, to 3.88% in 1998. The Company's interest expense, which is a function of the volume of, and rates paid for interest bearing liabilities, increased $414 thousand, or 3.19% in 1998. The increase was primarily a result of volume increases in interest-bearing demand deposits and time deposits, which were partially offset by lower rates paid on both time and savings deposit accounts. By comparison, interest expense increased $791 thousand, or 6.49% in 1997 as a result of increased time deposit balances and higher rates paid on both time and money market savings deposits. Average interest-bearing liabilities increased $9.644 million, or 3.0%, in 1997 compared to 1996.
         The Company's net interest margin (federal tax equivalent net interest income divided by average earning assets) declined 15 basis points, from 4.86% in 1997, to 4.71% in 1998.

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Interest income and yield information is adjusted for items exempt from federal income taxes and assumes a 34% tax rate. Non-accrual loans have been included in the average balances. Securities are shown at average amortized cost.

Average Balances And Net Interest Income


                                                           Years Ended December 31,
                                        1998                           1997                         1996
                                        ----                           ----                         ----
(000's omitted except yields and rates)

                            Avg.       Amt. Of     Avg.       Avg.    Amt. of   Avg.      Avg.      Amt. Of   Avg.
                            alance     Interest    Yield/    Balance  Interest  Yield/   Balance    Interest  Yield/
                                                   Rate                         Rate                          Rate
                                                   Paid                         Paid                          Paid
Assets:
Interest-earning assets:

  Federal Funds Sold        $ 14,005  $    754     5.38%    $  9,147   $  494   5.40%    $12,924   $    681   5.27%
  Taxable investment
    securities               114,545     7,075     6.18%     117,433    7,440   6.34%    113,736      6,997   6.15%
  Nontaxable investment
    securities                39,426     2,752     6.98%      34,734    2,462   7.09%     32,887      2,314   7.04%
  Loans (net of unearned
    discount)               256,450     22,800     8.89%     246,017   22,403   9.11%    239,014     22,006   9.21%
                            --------    ------     -----    --------   ------   -----    --------    ------   -----
Total interest-earning
  assets                    424,426     33,381     7.86%     407,331   32,799   8.05%    398,561     31,998   8.03%

Noninterest earning
  assets:
  Other Assets               31,078                           30,714                      28,721
    Less:  Allowance for
     loan losses             (2,933)                          (2,980)                     (2,963)
Net unrealized gains on
  available for-sale
  portfolio                   1,229                              225                          23
                              -----                              ---                          --
Total                      $453,800                         $435,290                    $424,342
                           ========                         ========                    ========





Liabilities and
 Shareholder Equity:

Interest Bearing
  Liabilities
  Demand deposits          $ 61,228   $  1,191     1.95%    $ 54,493    $1,017  1.87%    $ 52,506     945     1.80%
  Savings deposits          141,285      4,763     3.37%     140,041     4,821  3.44%     142,204   4,680     3.29%
  Time deposits             140,639      7,346     5.22%     134,710     7,066  5.25%     125,407   6,526     5.20%
  Short-term borrowings      1,748          98     5.60%       1,466        80  5.46%        949       42     4.43%
                           --------    -------     -----     -------    ------  -----    --------  ------     -----
Total interest-bearing
  liabilities               344,900     13,398     3.88%     330,710    12,984  3.93%     321,066  12,193     3.80%
Noninterest bearing
  liabilities:
  Demand deposits            53,675                           49,634                       50,279
  Other liabilities           5,553                            4,887                        4,495
  Shareholder's equity       49,672                           50,059                       48,502
                             ------                           ------                       ------
Total                      $453,800                         $435,290                     $424,342
                           ========                         ========                     ========

Net interest earnings                 $ 19,983                          $19,815                    $19,805
                                       =======                          =======                    =======
Net yield on interest-
  earning assets                                   4.71%                        4.86%                         4.97%


         The following table sets forth the dollar volume of increase (decrease) in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities, and from changes in rates. Volume changes are computed by multiplying the volume difference by the prior year's rate. Rate changes are computed by multiplying the rate difference by the prior year's balance. The change in interest due to both rate and volume has been allocated equally between the volume and rate variances.

Volume And Rate Variances


                                       1998 Compared to 1997                1997 Compared to 1996
                                       ---------------------                ---------------------
                                     Increase (Decrease) Due To           Increase (Decrease) Due To
  (000,s omitted)                   Volume    Rate     Net Change        Volume    Rate     Net Change
Interest earned on:
Federal funds sold and time
  deposits in other banks           $  264    $  (4)   $ 260             $(204)    $  17    $(187)
Taxable investment securities         (230)    (135)    (365)              245       198      443
Nontaxable investment
  securities                           316     (26)      290               108        40      148
Loans (net of unearned
  discount)                            952     (555)     397               634      (237)     397

Total interest earning assets       $1,302    $(720)   $ 582             $ 783     $  18    $ 801

Interest paid on:
Interest bearing demand
  deposits                          $  159    $  15      174             $  53     $  19    $  72
Savings deposits                       (12)     (46)     (58)                4       137      141
Time deposits                          355      (75)     280               478        62      540
Short-term borrowings                   19       (1)      18                25        13       38

Total interest-bearing
  liabilities                       $  521    $(107)   $ 414             $ 560     $ 231    $ 791

Net interest earnings (FTE)         $  781    $(613)   $ 168             $ 223     $(213)   $  10


NON-INTEREST INCOME
         Non-interest income for 1998 was $3.989 million, which was up 3.2%, or $123 thousand, compared to 1997. Non-interest income increased 14.1%, or $479 thousand in 1997. The Company's non-interest income is composed of recurring fees from normal banking operations, trust and data processing department fees, and net gains/losses from sales of investment securities. Income from service charges on deposits at $1.706 million, up 10.1% from the prior year following an 8.1% increase in 1997, was the principal source of the bank's non-interest income. Trust department income increased only 1.8% in 1998 compared to an increase of 4.7% in 1997, as a result of minimal income from estate administration fees in 1998. Service fee income from data processing service contracts continued to contribute significantly to other income. The Company took minimal gains from the sale of investment securities in 1998. Gains on sales of securities in 1998 of $26 thousand compared to $115 thousand in 1997. Significant contributions to the Company's non-interest income were derived from electronic banking service fees, the sale of mortgages and associated servicing fees, and dividends received from the credit insurance programs offered through the Company's subsidiary banks.

The following table sets forth certain information on non-interest income for the years indicated.

                               Non-Interest Income

                                              Years ended December 31,
(000's omitted)                             1998        1997        1996
                                            ----        ----        ----

Trust department services                   $  789      $  775      $  740
Service charges on deposit accounts          1,706       1,550       1,434
Data processing services                       257         244         239
Investment securities gains/(losses)            26         115         (27)
Other operating income                       1,211       1,182       1,001
                                             -----       -----       -----
  Total non-interest  income                $3,989      $3,866      $3,387


NON-INTEREST EXPENSE
         Operating expense in 1998, excluding nonrecurring merger-related and other charges, increased $839 thousand, or 5.7%, in 1998 compared to an increase of $907 thousand or 6.6% in 1997. Salaries and associated benefit expenses were up $506 thousand, or 6.2%, compared to a 6.6% increase in 1997, and represented the majority of the increase. Increases in salary and benefits were in part attributed to the employment of an additional commercial loan officer, who contributed substantially to the growth in the loan portfolio. Above average increases in the Company's employee insurance programs also contributed to the increase in salaries and benefits. The Company's occupancy and equipment expense increased $195 thousand or 8.1% in 1998 as increases in the Company's service contracts on data processing equipment increased. The consolidation of the Company's data processing departments is expected to reduce equipment expense in 1999. Other operating expenses including legal, audit, and outside services increased $343 thousand or 12.7% in 1998. Significant increases resulted from outsourcing the trust department accounting system, which will provide enhanced customer information as well as allow for future trust department growth. Audit costs increased as a result of the Company outsourcing the majority of its audit function in 1998.
         Total operating expense in 1998 included nonrecurring merger-related expenses of $1.701 million, which consisted of $951 thousand in fees paid to attorneys, accountants, and financial consultants as well as $750 thousand in restructuring costs. Restructuring costs included the write-down of computer equipment that will no longer be used, in the amount of $279 thousand, and employee severance costs of $471 thousand. The severance costs resulted from an early retirement program offered to employees, which will result in annual salary and benefit savings of approximately $525 thousand. The Company expects to begin to realize the savings from the early retirement program in the second quarter of 1999.

                               Non-Interest Expense

                                             Years ended December 31,
(000's omitted)                            1998        1997        1996
                                           ----        ----        ----

Salaries, wages, and
  employee benefits                        $ 8,712     $ 8,206     $ 7,695

Building, occupancy and equipment            2,607       2,412       2,265

Supplies, advertising and
  communication expense                      1,424       1,367       1,262

Legal, audit and outside services            2,139       1,857       1,634

Merger related expenses                      1,701         --          --

Other operating expense                        914         853         932
                                            ------      ------      ------
  Total non-interest expense               $17,497     $14,695     $13,788



ANALYSIS OF FINANCIAL CONDITION

INVESTMENT SECURITIES
         The investment portfolio is designed to meet the Company's liquidity needs when loans expand or deposits contract while, at the same time, generating a favorable return on low-risk, high quality investments. In connection with its merger, the Company elected in 1998 to reclassify the majority of its held-to-maturity investment securities to available-for- sale, to support and maintain the Company's interest risk objectives. The Company classified 98% of its investment portfolio as available-for-sale at year-end 1998. Unrealized gains in the Company's available-for-sale portfolio were $1.815 million at December 31,1998 compared to $1.002 million at December 31, 1997. The Company does not engage in securities trading or derivatives activities in carrying out its investment strategies.

         The Company's book value of investment securities increased $8.617 million in the 12 months ending December 31, 1998 to a total of $159.616 million compared to an increase of $6.237 million in 1997. The average tax equivalent yield of the portfolio declined 13 basis points, from 6.51% in 1997 to 6.38% in 1998. The portfolio yield had increased 16 basis points in 1997 compared to 1996.
         The composition of the portfolio as of December 31, 1998 consisted of U.S. Treasury and Agency Securities representing 31% of the total, mortgage-backed securities at 35%, tax-exempt investments at 26%, and other securities representing 8% of the total. Investment purchases in 1998 were diversified, with the Company increasing its portfolio holdings of 3 - 5 year average life mortgage-backed securities and high grade corporate securities with similar maturities. Gains on sales of investment securities in 1998 were $26 thousand compared to $115 thousand in 1997.

The following table sets forth the amortized cost and market value for the Company's held to maturity investment securities portfolio:

                                                  Years ended December 31,
                                              1998                  1997                  1996
                                              ----                  ----                  ----
(000's omitted)                      Amortized   Market    Amortized   Market    Amortized   Market
                                     Cost        Value     Cost        Value     Cost        Value
U.S. Treasury and other
  U.S. Government agencies           $ 500       $  501    $10,028     $10,076   $10,074     $10,068

Mortgage-backed securities              --          --       6,070       6,104     6,296       6,279

Obligations of states and
  political subdivisions              2,130       2,180      9,822      10,051    11,361      11,483

Other securities                        --          --       2,516       2,538     1,947       1,935
                                      -----       -----     ------      ------    ------      ------

TOTAL                                $2,630      $2,681    $28,436     $28,769   $29,678     $29,765
                                     ======      ======    =======     =======   =======     =======


The following table sets forth the amortized cost and market value for the Company's available-for- sale investment portfolio:

                                                  Years ended December 31,
                                              1998                  1997                  1996
                                              ----                  ----                  ----
(000's omitted)                      Amortized   Market    Amortized   Market    Amortized   Market
                                     Cost        Value     Cost        Value     Cost        Value
U.S. Treasury and other
  U.S. Government agencies           $ 49,461    $ 49,870   $ 46,534   $ 46,694  $ 51,512    $ 51,736

Mortgage-backed securities             56,169      56,402     45,464     45,707    36,624      36,544

Obligations of states and
  political subdivisions               39,168      40,315     28,129     28,720    24,566      24,912

Other securities                       12,188      12,214      2,436      2,444     2,382       2,386
                                      -------     -------    -------    -------   -------     -------
TOTAL                                $156,986    $158,801   $122,563   $123,565  $115,084    $115,578
                                     ========    ========   ========   ========  ========    ========
Net unrealized gains on
  available-for-sale
  portfolio                          $  1,815               $  1,002             $    493
                                     --------               --------             --------
Total Carrying Value                 $158,801               $123,565             $115,577
                                     ========               ========             ========

         The following table sets forth as of December 31, 1998, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the basis of the cost, weighted for scheduled maturity of each security, and adjusted to a fully tax- equivalent basis:

                                                                At December 31, 1998
                                           Amount        Amount       Amount       Amount       Total
                                         Maturing      Maturing     Maturing     Maturing        Cost
                                           Within     After One   After Five    After Ten
                                         One Year      Year but    Years but        Years
                                          or Less   Within Five   Within Ten
(000's omitted)                                           Years        Years
Held-To-Maturity Portfolio
U.S. Treasury and other
  U.S. Government agencies                $     0        $  500       $    0       $    0    $    500
States and political subdivisions           1,025           370          735            0       2,130
                                           ------         -----        -----        -----     -------
Total held-to-maturity
  portfolio value                         $ 1,025        $  870       $  735       $    0    $  2,630
                                          -------        ------       ------       ------    --------

Weighted average yield at
  year end (1)                              5.78%         6.80%        7.28%        0.00%       6.54%

Available-for-Sale Portfolio:

U.S. Treasury and other
  U.S. Government agencies                $12,536       $21,833      $10,697       $4,395    $ 49,461
Mortgage-backed securities                  6,770        41,020        8,379            0      56,169
States and political subdivisions           4,399        17,875       11,088        5,806      39,168
Other                                       1,923         8,509          851          905      12,188
                                           ------        ------       ------        -----     -------
Total available-for-sale
  portfolio value                         $25,628       $89,237      $31,015      $11,106    $156,986
                                          =======       =======      =======      =======    ========
Weighted average yield at
  year end (1)                              6.12%         6.40%        6.51%        6.40%       6.39%


(1) Weighted average yields on the tax-exempt obligations have been computed on a fully tax equivalent basis assuming a marginal federal tax rate of 34%. These yields are an arithmetic computation of interest income divided by average balance and may differ from the yield to maturity which considers the time value of money.

LOANS
         The loan portfolio is the largest component of the Company's earning assets and accounts for the greatest portion of total interest income. The Company provides a full range of loan products delivered through its branch network. Consistent with the focus on providing community banking services, the Company generally does not attempt to diversify geographically by making a significant amount of loans to borrowers outside of the primary service area. Loans are internally generated and lending activity is primarily confined to Cortland, Madison, southern and eastern Onondaga, northern Broome, and western Oneida counties. The Company does not engage in highly leveraged transactions or foreign lending activities.

         The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                              Composition of the  Loan Portfolio

                                                       Years ended December 31,
                                1998                  1997                 1996                   1995                 1994
                                ----                  ----                 ----                   ----                 ----
(Dollars in Thousands)
                         Amount     Percent    Amount      Percent   Amount     Percent    Amount     Percent    Amount     Percent
Commercial,
  Financial, and
  Agricultural           $ 75,845    29.0%     $ 62,802     25.3%    $ 55,979    23.3%     $ 52,842    22.9%     $ 51,218    22.8%
Real Estate
  Mortgage                128,652    49.3%      120,894     48.8%     120,863    50.2%      117,799    51.0%      118,218    52.6%
Consumer                   61,817    23.7%       70,169     28.3%      70,595    29.3%       67,072    29.0%       61,710    27.4%

Gross Loans               266,314   102.0%      253,865    102.4%     247,437   102.8%      237,713   102.9%      231,146   102.8%
Less:
  Unearned
   Discount                (2,212)   (0.8%)      (3,087)    (1.2%)     (3,809)   (1.5%)      (3,732)   (1.7%)      (3,497)   (1.5%)
  Allowance for
   Loan Losses             (3,001)   (1.2%)      (2,957)    (1.2%)     (3,025)   (1.3%)      (2,867)   (1.2%)      (2,836)   (1.3%)

Net Loans                $261,101   100.0%     $247,821    100.0%    $240,603   100.0%     $231,114   100.0%     $224,813   100.0%


On December 31, 1998 loans (net of unearned discount) were $264.102 million, increasing $13.324 million, or 5.3%, during the year. Loans increased $7.150 million, or 2.9% in 1997. Although the majority of the Company's loans continue to be residential mortgage loans on our customers' primary residences, increasing emphasis has been placed on growing the commercial loan portfolio. Residential mortgage loans, which represent 49.3% of gross loans, increased $7.758 million, or 6.4% during 1998. The mortgage portfolio consists of 85% fixed-rate loans, and 15% with rates that adjust on an annual basis. The Company originated $46.398 million in mortgage loans during 1998, selling $8.653 million in the secondary market. As of December 31, 1998, the Company was servicing mortgage loans sold in the secondary market with balances of $15.133 million.
         Consumer loans, net of unearned discount, which include home equity and revolving credit loans, declined 11.1%, or $7.477 million, to $59.605 million as of December 31, 1998. The decline in consumer loans occurred as home equity borrowers consolidated balances with primary mortgage loans and refinanced on lower fixed rate terms. Consumer loans also declined as the Company tightened underwriting standards to reduce the increasing trend of charge-offs on consumer loans.
         Loans in the commercial category consist primarily of short-term and/or floating rate loans made to small and medium-sized companies. Commercial loans in 1998 increased $13.043 million, or 20.8% to $75.845 million. A large percentage of the growth in the commercial loan portfolio resulted from new business relationships developed in the southern and eastern Onondaga county markets. Commercial loans also include short-term loans to local municipalities which as of December 31, 1998 were $9.410 million, representing 12.4% of commercial loans.

The following table shows the amount of loans outstanding as of December 31, 1998, which, based on remaining scheduled payments of principal, are due in the periods indicated.

                                           At December 31, 1998
(000's omitted)          Maturing    Maturing    Maturing  Maturing
                           in One   After One  After Five     After
                          Year or  but Within  but Within       Ten
                             Less  Five Years   Ten Years     Years      Total

Commercial, financial
  and agricultural        $32,343     $22,176      $9,449   $11,877    $75,845
Real estate mortgage       16,939      50,827      35,205    25,681    128,652
Consumer, net of
  unearned discount        14,848      36,565       7,147     1,045     59,605
                           ------      ------       -----     -----     ------
  Total loans net of
   unearned discount      $64,130    $109,568     $51,801   $38,603   $264,102
                          =======    ========     =======   =======   ========

The following table sets forth the sensitivity of the loan amounts due after one year to changes in interest rates:

                                       At December 31, 1998
(000's omitted)                    Fixed Rate       Variable Rate

Due after one year, but
  within five years                $82,388          $27,180
Due after five years               $66,759          $23,645


LOAN QUALITY AND THE ALLOWANCE FOR LOAN LOSSES

The following table represents information concerning the aggregate amount of nonperforming assets:

                                                             Years ended December 31,
                                             1998         1997          1996         1995          1994
                                             ----         ----          ----         ----          ----
                                                             (Dollars in thousands)
Loans accounted for on a
  nonaccrual basis                         $  552       $  525        $  819       $  582          $544
Accruing loans which are
  contractually past due 90 days or
  more as to principal or interest
  payments                                    298        1,204           597          389           232
Other Real Estate Owned                       257          363             0          135             0
                                            -----        -----         -----       ------           ---
  Total nonperforming loans and assets     $1,107       $2,092        $1,416       $1,106          $776
                                           ======       ======        ======       ======          ====
Ratio of allowance for loan losses
  to period-end nonperforming loans        353.06%      171.02%       213.63%      295.28%         365.48%
Ratio of nonperforming assets to
  period-end total loans and other
  real estate owned                          0.42%        0.84%         0.59%        0.48%           0.35%


         Nonperforming assets, defined as nonaccruing loans plus loans 90 days or more past due along with other real estate owned, as of December 31,1998 were $1.107 million, declining $985 thousand, or 47.1%, compared to year-end 1997. The ratio of nonperforming assets to year-end loans and other real estate owned declined from 0.84% at December 31, 1997 to 0.42% at December 31, 1998. Excluding other real estate owned, the ratio of nonperforming loans to total loans declined from 0.69% at December 31, 1997 to 0.32% at December 31, 1998. The Company's past due loans in excess of 90 days past due declined dramatically in 1998 as a result of increased collection activity.
         The Company's policy is to place a loan on nonaccrual status and recognize income on a cash basis when it is more than ninety days past due, unless in the opinion of management, the loan is well secured and in the process of collection. The impact of interest not recognized on nonaccrual loans was immaterial in 1998. The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on fair value of the collateral. As of December 31, 1998, the total of impaired loans for which specific valuation allowances has been recorded is insignificant.
         The Company has a loan review program which it believes takes a conservative approach to evaluating nonperforming loans and the loan portfolio in general. The loan review program continually audits the loan portfolio to confirm management's loan risk rating system and track problem loans, to insure compliance with loan policy underwriting guidelines, and to evaluate the adequacy of the allowance for loan losses.
         Management determines the allowance for loan losses based on a number of factors including reviewing and evaluating the bank's loan portfolio in order to identify potential problem loans, concentrations of credit, and risk factors connected to the portfolio, as well as current local and national economic conditions. The allowance for loan losses represents management's estimate of an amount that is adequate to provide for potential losses inherent in the loan portfolio. Loans are charged against the allowance for loan losses, in accordance with the Company's loan policy, when they are determined by management to be uncollectible. Recoveries on loans previously charged-off are credited to the allowance for loan losses when they are received. When management determines that the allowance for loan losses is less than adequate to provide for potential losses, a direct charge is made to operating income.
         The Allowance for Loan Losses account at December 31, 1998 was $3.001 million, or 1.14% of loans outstanding compared to $2.957 million, or 1.18% of loans outstanding at December 31, 1997. The adequacy of the allowance to provide coverage for nonperforming loans improved to 353% at year-end 1998 compared to 171% at year-end 1997. The provision expense in 1998 of $770 thousand provided coverage in excess of the $726 thousand in net loans charged off. The ratio of net charge-offs to average loans outstanding for the years 1998 and 1997 has been stable at 0.28%. Loan losses in the Company's residential mortgage loan portfolio continue to be negligible, with commercial loan portfolio net loan losses in 1998 of $107 thousand, representing 0.16% of average commercial loans outstanding in 1998. Over the past two years 74% of total loans charged-off have been consumer loans, with the majority being installment loans. Net consumer loan losses in 1998 in the amount of $590 thousand were 0.93% of average consumer loans outstanding for 1998. Throughout 1998, consumer loans were reviewed and approved with tighter underwriting guidelines. As a result of the tighter loan underwriting standards and increased loan reviews, management anticipates improvement in the consumer loan charge-off trend of the past two years.
          A relatively low level of nonperforming loans combined with a stable and low level of net charge-offs, continues to allow the Company to carry a reserve for loan losses below peers.

         The following table summarizes loan balances at the end of each period indicated and the daily average amount of loans. Also summarized are changes in the allowance for possible losses arising from loans charged-off and recoveries on loans previously charged-off and additions to the allowance, which have been charged to expenses.

                               Summary Of Loan Loss Allowance

                                                 Years ended December 31,
                                 1998        1997         1996        1995        1994
                                 ----        ----         ----        ----        ----
                                              (Dollars in thousands)
Amount of loans outstanding
  at end of period (Gross        $264,102    $250,778     $243,628    $233,981    $227,649
  loans less unearned
  discount)

Daily average amount of           256,450     246,017      239,014     230,050     216,386
  loans (net of unearned
  discounts)

Balance of allowance for            2,957       3,025        2,867       2,836       2,658
  possible loan losses at
  beginning of period

Loans charged off:
  Commercial, financial,              218         148          218         213         130
  and agricultural
  Real estate mortgage                 29          57            0          10           0
  Consumer                            693         602          385         340         204

    Total loans charged off      $    940    $    807     $    603    $    563    $    334
Recoveries of loans previously charged off:
    Commercial, financial,            111          17           36          46          39
     and agricultural
    Real estate mortgage                0           0            0           0           0
    Consumer                          103          97           92          73         133

        Total recoveries         $    214    $    114     $    128    $    119    $    172

Net loans charged off            $    726    $    693     $    475    $    444    $    162

Additions to allowance                770         625          633         475         340
  charged to expense

Balance at end of period            3,001       2,957        3,025       2,867       2,836

Ratio of allowance for              1.14%       1.18%        1.24%       1.23%       1.25%
  loan losses to period
  end loans

Ratio of net chargeoffs to          0.28%       0.28%        0.20%       0.19%       0.07%
average loans outstanding


The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated.

                                                        Allocation Of The Allowance For Loan Losses

                                                                  Years ended December 31,
                          1998                   1997                   1996                   1995                   1994

                  Amt. Of                Amt. of                Amt. of                Amt. of                Amt. of
(000's omitted)   Allowance  Percent     Allowance  Percent     Allowance  Percent     Allowance  Percent     Allowance  Percent
Commercial,
 financial, &
 agricultural     $1,024      34.12%     $  865      29.25%     $  796      26.31%     $  790      27.55%     $  669      23.59%

Real estate          617      20.56%        624      21.10%        609      20.13%        603      21.04%        639      22.53%
 mortgage

Consumer             698      23.26%        906      30.64%        849      28.07%        724      25.25%        610      21.51%

Unallocated          662      22.06%        562      19.01%        771      25.49%        750      26.16%        918      32.37%

Total             $3,001     100.00%     $2,957     100.00%     $3,025     100.00%     $2,867     100.00%     $2,836     100.00%


DEPOSITS

         The Company's deposit accounts represent its primary source of funds. The deposit base is comprised of demand deposit, savings and money market accounts, and other time deposits which are provided by individuals, businesses, and local governments within the communities served. The Company continuously monitors market pricing, competitors' rates, and internal interest rate spreads to maintain and promote growth and profitability.
         Average deposits for 1998 increased $17.949 million, or 4.7%, to $396.827 million, compared to an $8.482 million, or 2.3%, increase in 1997. Compared to December 31, 1997, deposits as of December 31, 1998 of $413.594 million were up $35.667 million. The Company's deposit mix has been relatively stable over three years, with changes in 1998 reflecting a slight shift from regular savings to money market savings accounts, on which the Company paid
higher  interest  rates.   The  Company's   demand   deposits,   including  both
interest-bearing and non interest-bearing accounts, reflected an increase in average outstanding balances of $10.776 million, or 10.3%, during 1998. These core transactional accounts continue to provide the Company with an important low cost source of funds. Time deposits in excess of $100 thousand, which are more volatile and sensitive to interest rates, totaled $57.922 million at year-end, 38.7% of time deposits and 14% of total deposits, compared to 29.5% and 10.5% respectively at year-end 1997. The Company became more aggressive in acquiring large balance time deposits during 1998, matching the liabilities with assets that have similar interest rate risk characteristics. The Company's total municipal deposits of $82.086 million on December 31, 1998 represented 19.8% of total deposits compared to $63.856 million or 16.9% on December 31, 1997.

The average daily amount of deposits, the average rate paid, and the percentage of deposits on each of the following deposit categories is summarized below for the years indicated.

                                             1998                              1997                              1996
                                             ----                              ----                              ----
                                  Avg.      Avg.    Percent         Avg.      Avg.    Percent         Avg.      Avg.    Percent
                                 Balance    Rate      of           Balance    Rate      of           Balance    Rate      of
                                            Paid    Deposits                  Paid    Deposits                  Paid    Deposits
(000,s omitted)
Noninterest-bearing demand
  deposits                       $ 53,675   0.00%    13.53%        $ 49,634   0.00%    13.10%        $ 50,279   0.00%    13.57%
Interest-bearing demand
  deposits                         61,228   1.95%    15.43%          54,493   1.87%    14.39%          52,506   1.80%    14.18%
Regular savings accounts           79,817   2.68%    20.11%          83,778   2.86%    22.11%          84,900   2.92%    22.92%
Money market savings               61,468   4.26%    15.49%          56,263   4.27%    14.65%          57,304   3.85%    15.47%
Time deposits                     140,639   5.22%    35.44%         134,710   5.25%    35.55%         125,407   5.20%    33.86%
Total average daily amount
of domestic deposits             $396,827   3.35%   100.00%        $378,878   3.41%   100.00%        $370,396   3.29%   100.00%


The following table indicates the amount of the Company's time deposits of $100,000 or more by time remaining until maturity as of December 31, 1998.


     (000's omitted)
     Less than three months               $41,748
     Three months to six months             7,356
     Six months to one year                 2,832
     Over one year                          5,986
                                           ------
       Total                              $57,922


CAPITAL

         Total shareholder's equity increased 2.9% from $49.750 million as of December 31, 1997 to $51.168 million as of December 31, 1998. In 1998, the Company added $3.433 million into equity through net income and returned $2.410 million to its shareholders in the form of dividends. The lower growth rate in shareholders equity, as well as the above average dividend pay-out rate of 70% in 1998 were both affected by the nonrecurring merger- related expenses incurred during the year. The Company's ratio of shareholders equity to assets of 10.85% at December 31, 1998 compares to 11.40% at December 31, 1997.
         The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks, that supports growth and expansion activities while at the same time exceeding regulatory standards. Capital adequacy in the banking industry is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. At December 31, 1998, the Company exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well capitalized institution". A more comprehensive analysis of regulatory capital requirements, including ratios for the Company and its subsidiary banks, is included in Note 16 in the Consolidated Financial Statements section of the Annual Report.
         The Company paid cash dividends equal to $0.67 per share in 1998. In December 1998, the Company's Board of Directors established a regular quarterly dividend of $0.175 per share which the Company expects will reflect a dividend pay-out ratio in the 40% range and which is consistent with its average pay-out ratio over the past five years.

     LIQUIDITY Liquidity is the ability of the Company to generate and maintain sufficient cash flows to fund its operations and to meet customer's loan demands or deposit withdrawals. Maintaining a stable core deposit base is one of the fundamentals in the Company's liquidity management policy. It is the Company's goal to raise cash when needed, at the most reasonable cost, with a minimum of loss. Management carefully monitors its liquidity position and seeks to maintain adequate liquidity to meet its needs. The Company meets its liquidity needs by balancing levels of cash flow from the sale or maturity of available-for-sale investment securities and loan amortizing payments and maturities, as well as with the availability of dependable borrowing sources which can be accessed when needed. Lines of credit with the bank's primary correspondent and the Federal Home Loan Bank as of year-end were $46.3 million. There were no balances outstanding against such lines at year-end 1998.

MARKET RISK
         Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Other types of market risks do not arise in the normal course of the Company's business activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations. The Company's profitability is affected by fluctuations in interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial change in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using a computer simulation model
         The model measures the change in net interest income which results when market interest rates change. As of December 31, 1998, an instantaneous 200 basis point increase in market interest rates was estimated to have a negative impact of 4.46% on net interest income over the next twelve-month period, while a 200 basis point decrease in market interest rates was estimated to have a positive impact of 2.55% on the Company's net interest income. The potential change in net interest income resulting from this analysis falls within the Company's interest rate risk policy guidelines.
         Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit rate changes, and should not be relied upon as indicative of actual results.

         The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 1998.

                                        Expected Maturity/Principal Repayments at December 31, 1998
                                                                                                         Average
                                                                                   There-               Interest       Fair
                            1999       2000       2001       2002       2003       after       Total       Rate       Value
                            ----       ----       ----       ----       ----       -----       -----       ----       -----
                                                                 (In thousands)
Rate Sensitive
  Assets
Loans                    $89,751    $41,139    $17,526    $41,391    $ 9,467    $ 64,828    $264,102      8.62%    $267,994
Investments               31,083     23,270     18,608     16,899     12,140      57,616     159,616      6.05%     161,482
Federal Funds             10,700          0          0          0          0           0      10,700      5.28%      10,700
                          ------     ------     ------     ------     ------     -------     -------      -----     -------
Total Rate
  Sensitive Assets      $131,534    $64,409    $36,134    $58,290    $21,607    $122,444    $434,418               $440,176
                        ========    =======    =======    =======    =======    ========    ========               ========

Rate Sensitive
  Liabilities
Savings, Money
  Market, and NOW
  Accounts               $48,467    $     0    $     0    $     0    $     0    $155,035    $203,502      2.81%    $203,502
Time Deposits            115,232     20,271      6,074      7,378         88         515     149,558      5.18%     150,356
Short Term
  Borrowings                 752          0          0          0          0           0         752      5.06%         752
                         -------     ------     ------     ------     ------     -------     -------      -----     -------
Total Rate
  Sensitive
  Liabilities           $164,451    $20,271    $ 6,074    $ 7,378    $    88    $155,550    $353,812               $354,610
                        ========    =======    =======    =======    =======    ========    ========               ========

Expected maturities are contractual maturities adjusted for prepayments of principal. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayment of principal. The prepayment experience reflected herein is based on the Company's historical experience. The actual maturities and run-off of loans could vary substantially if future prepayments differ from the Company's historical experience. For liabilities, Savings, Money Market, and Now Accounts of individuals, partnerships and corporations, are considered to be 90% core (maturing in over five years), with 10% assumed to mature in one year. Savings, Money Market, and Now Accounts of municipalities are considered 50% core (maturing in over five years), with 50% assumed to mature in one year.

IMPACT OF THE YEAR 2000

         The State of Readiness. The Company has been evaluating its Year 2000 readiness through utilization of a five phase approach since early 1997. The process is overseen by a management committee chaired by the Company's Senior Vice President who reports monthly progress to the Board of Directors.
         The Awareness phase, which included creating a Year 2000 committee and explaining the problem to the Board of Directors and Senior Management, was completed on December 31, 1997. The Assessment phase, identified all equipment, software, and related vendors that could have a potential adverse effect on the Company's service or operations. In this phase, the Company completed an analysis of all data obtained, and created a prioritized list of systems requiring modification and validation. The prioritization resulted in thirteen systems that the Company considered critical to its continued operations. The two most critical systems relate to the operation of the Company's data processing facilities that utilize Unisys Computer Systems and Information Technology, Inc. application software. In the Renovation phase, the Company completed modifications to its affected systems, communicated with all vendors who provide systems that may cause the Company Year 2000 problems, and established a tracking system to monitor vendor responses indicating the state of their systems' or equipments' Year 2000 compliance. The Renovation phase was completed on September 30, 1998. The Validation and Testing phase is considered 80% complete as of December 31, 1998. The Company has been able to test both its information technology systems and non-information technology systems without significant added cost. As a result of the November 1998 merger, the Company decided to upgrade and expand the capacity of its Unisys Computer System, purchasing a new processing system that will be installed on or before March 31, 1999. The Company expects to complete testing of the new system within 30 days following installation. Testing of all mission critical systems is expected to be complete by April 30, 1999. The Implementation phase, which places into service all of the systems and equipment necessary to reduce the Year 2000 risk to a minimum, is considered 80% complete as of December 31, 1998. The Implementation phase is expected to be complete by June 30, 1999.
         In addition to the Company's assessment of its own state of readiness, the Company has completed an assessment of the risk in connection with credit extensions to its larger commercial customers, to determine if the loan portfolio quality will be adversely affected. The Company assigned risk assessments of low, medium, or high following an analysis of the customers' exposure to Year 2000 risk. The Company has concluded that the loan portfolio will not be adversely affected by the risks that commercial customers face in connection with their Year 2000 risks. The Company has also surveyed its largest depositors and believes that Year 2000 risks do not present any significant liquidity concerns. The Company, however, has plans to increase its liquidity as the Year 2000 approaches to provide for uncertainties that may arise. The Company has in place, and will continue throughout 1999, a customer awareness program to inform its customers of its state of readiness.
         Year 2000 Costs. As of December 31, 1998 the Company estimates that it has expensed $60,000 in connection with testing and software purchases. Based on management's' best estimates, additional costs for remediation that are expected to be expensed in 1999 are $30,000. In addition to these costs, the bank will be capitalizing $40,000 over the next three years in connection with the purchase of software that had not previously been budgeted. The Company also accelerated the purchase of six replacement ATM machines that had previously been scheduled for purchase in 1999 and 2000. The equipment will be capitalized over five years. The Company expects that the total costs of completing the project will have no material affect on the results of operations and financial condition, although actual results may differ pending the completion of the Validation and Implementation phases.
         Risk Assessment and Contingency Plans. As of December 31, 1998 the Company believes that the progress that it has made to date, along with the expected completion of mission critical testing in 1999, will result in the Company being well prepared to meet the Year 2000. The reliance on third party information, however, which may be inaccurate and unverifiable, such as the continuation of a reliable power source, has required contingency planning. The Company has established contingency plans for all of its mission critical systems as of year-end 1998, and will evaluate the implementation of such plans during 1999.

OTHER INFORMATION

         In December 1998, the Oneida Indian Nation("The Nation") and the U.S. Justice Department filed motions to amend a long outstanding claim against the State of New York to include a class of 20,000 unnamed defendants who own real property in Madison and Oneida Counties. If the motion is granted to amend the claim, litigation could involve assets of the Company. The United States District Court is scheduled to hear arguments on the matter on March 26, 1999. "The Nation" has represented that the legal action currently being undertaken is to force the State of New York to negotiate an equitable settlement of their original claim which was ruled on by the United States Supreme Court in favor of "The Nation" over 13 years ago. Management believes that ultimately the State of New York will be held responsible for these claims, and this matter will be settled without adversely impacting the Company.

NEW ACCOUNTING PRONOUNCEMENTS

         In June of 1998,  the  Financial  Accounting  Standards  Account  Board
(FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity". This statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 30, 1999. Since the Company does not presently utilize any derivative instruments or hedges, management believes there will be no effect on the Company.

Item 8 -- Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION (In thousands)

ASSETS                                         Dec. 31, 1998    Dec. 31, 1997
------                                         -------------    -------------
Cash and due from banks                        $ 23,431         $ 19,889
Federal funds sold                               10,700            1,100
Total Cash and Cash Equivalents                  34,131           20,989

Held to maturity investment securities            2,630           28,436
Available-for-sale investment securities        158,801          123,565
Total Investment Securities                     161,431          152,001
 (fair value - $161,482 for 1998
  and $152,334 for 1997)

Total Loans                                     266,314          253,865

Less: Unearned income                             2,212            3,087
Less: Allowance for possible
  loan losses                                     3,001            2,957
Net Loans                                       261,101          247,821
Bank premises, furniture
  and equipment                                   8,289            8,955
Accrued interest receivable                       2,884            2,899
Other assets                                      3,869            3,765
Total Assets                                   $471,705         $436,430

LIABILITIES AND SHAREHOLDERS' EQUITY (In thousands)
Noninterest-bearing deposits                   $ 60,534         $ 53,158
Interest-bearing deposits                       353,060          324,769
Total Deposits                                  413,594          377,927

Short-term borrowings                               752            4,008
Other liabilities                                 6,191            4,745
Total Liabilities                               420,537          386,680

Shareholders' equity:
Preferred stock - Par value $25.00 a share;
  1,000,000 shares authorized, none issued
Common stock - Par value $1.00 a share;
  10,000,000 shares authorized, 3,641,178
  and 3,645,502 shares issued, and 3,594,954
  and 3,599,278  shares  outstanding for
  1998 and 1997, respectively                      3,641           3,646
Surplus                                            3,641           3,646
Undivided profits                                 43,864          42,917
Accumulated comprehensive income                   1,088             607
Treasury stock, at cost; 46,224 shares            (1,066)         (1,066)
Total Shareholders' Equity                        51,168          49,750

Total Liabilities and
  Shareholders' Equity                          $471,705         $436,430

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (In thousands)


INTEREST INCOME                  Years ended      Dec. 31, 1998    Dec. 31, 1997     Dec. 31, 1996
                                 -----------      -------------    -------------     -------------
Interest and fees on loans                        $22,542          $22,205           $21,791
Interest on investment securities:
  U.S. Government and
    Agency Obligations                              6,370            6,888             6,468
  Obligations of State
    and political subdivisions                      1,972            1,774             1,679
  Other                                               577              430               398
Interest on federal funds sold                        752              494               680
Total Interest Income                              32,213           31,791            31,016

INTEREST EXPENSE
Interest on deposits                               13,300           12,904            12,152
Interest on short-term
  borrowings                                           98               80                42
Total Interest Expense                             13,398           12,984            12,194

Net Interest Income                                18,815           18,807            18,822
Provision for possible
  loan losses                                         770              625               633
Net Interest Income After
  Provision For Loan Losses                        18,045           18,182            18,189

OTHER INCOME
Trust department services                             789              775               740
Service charges on deposit
  accounts                                          1,706            1,550             1,434
Data processing services                              257              244               239
Investment securities
  gains/(losses)                                       26              115               (27)
Other operating income                              1,211            1,182             1,001
Total Other Income                                  3,989            3,866             3,387
Total Operating Income                             22,034           22,048            21,576

OTHER EXPENSES
Salaries, wages and
  employee benefits                                 8,712            8,206             7,695
Building occupancy and
  equipment                                         2,607            2,412             2,265
Supplies, advertising and
  communication expense                             1,424            1,367             1,262
Legal, audit and outside
  services                                          2,139            1,857             1,634
Merger related expense                              1,701              ---               ---
Other operating expense                               914              853               932
Total Other Expenses                               17,497           14,695            13,788

Income Before Income Taxes                          4,537            7,353             7,788
Provision for income taxes                          1,104            2,220             2,434
Net Income                                        $ 3,433          $ 5,133           $ 5,354
Net Income Per Common
  Share - Basic and Diluted                       $ 0.95           $ 1.40            $ 1.43


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME: (In thousands)

                    Years ended     Dec. 31, 1998  Dec. 31, 1997  Dec. 31, 1996
                                    -------------  -------------  -------------
Net Income                          $ 3,433        $ 5,133        $ 5,354
Other comprehensive income
  net of taxes:
    Unrealized gains on
    securities:
      Unrealized holding gains
       (losses) arising during
       period                           839            625           (215)
      Less: Reclassification
       adjustment for (gains)
       losses included in net
       income                           (26)          (115)            27
                                        813            510           (188)
Income tax (provision) benefit         (332)          (190)            80
  Other comprehensive income
  (loss), net of tax                    481            320           (108)
Comprehensive Income                $ 3,914        $ 5,453        $ 5,246


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY:
(Dollars in thousands)

                                                                                     Accumulated
                                       Issued                                        Other
For the years ended                    Common       Common               Undivided   Comprehensive  Treasury
Dec. 31, 1998, 1997, 1996              Shares       Stock     Surplus    Profits     Income         Stock      Total
-------------------------              ------       -----     -------    -------     ------         -----      -----
Balance at January 1, 1996
  as previously reported               2,016,000    $3,360    $3,360     $16,438     $  496         $ ---      $23,654
Adjustments for pooling
  of interests                         1,736,532       393       393      23,203       (101)          ---       23,888
Balance at January 1, 1996
  as restated                          3,752,532     3,753     3,753      39,641        395           ---       47,542
Net income for the year                                                    5,354                                 5,354
Change in unrealized net
  (loss) on investment
  securities                                                                           (108)                      (108)
Cash dividends, $.56 per share                                            (2,085)                               (2,085)
Purchase and retirement
  of common shares                       (27,000)      (27)      (27)       (472)                                 (526)
Balance at December 31,1996            3,725,532     3,726     3,726      42,438        287           ---       50,177
Net income for the year                                                    5,133                                 5,133
Change in unrealized net
  gain on investment
  securities                                                                            320                        320
Treasury stock purchased                                                                             (1,119)    (1,119)
Treasury stock sold                                                            9                         53         62
Cash dividends, $.88 per share                                            (3,199)                               (3,199)
Purchase and retirement
  of common shares                       (80,030)      (80)      (80)     (1,464)                               (1,624)
Balance at December 31,1997            3,645,502     3,646     3,646      42,917        607          (1,066)    49,750
Net income for the year                                                    3,433                                 3,433
Change in unrealized net
  gain on investment
  securities                                                                            481                        481
Cash dividends, $.67 per share                                            (2,410)                               (2,410)
Purchase and retirement
  of common shares                        (4,324)       (5)       (5)        (76)                                  (86)
Balance at December 31,1998            3,641,178    $3,641    $3,641     $43,864     $1,088         $(1,066)   $51,168


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS:
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (In thousands)

OPERATING ACTIVITIES
            Years ended: Dec. 31,       1998          1997          1996
                                        ----          ----          ----
Net income                              $  3,433      $  5,133      $  5,354
Adjustments to reconcile net
income to net cash provided by
operating activities:
  Provision for loan losses                  770           625           633
  Provision for depreciation               1,376         1,059           906
  Benefit for deferred
    income taxes                            (628)           (8)          (81)
  Amortization of investment
    security premiums, net                   520           316           378
  Realized investment security
    (gains) losses                           (26)         (115)           27
  Loss on disposal of
    bank equipment                           ---            10            18
  Change in other assets
    and liabilities                        1,501          (463)          931
Net Cash Provided by
  Operating Activities                     6,946         6,557         8,166

INVESTING ACTIVITIES
Proceeds from maturities of
  investment securities,
  available-for-sale                      48,943        21,797        20,311
Proceeds from maturities of
  investment securities,
  held-to-maturity                         6,674        11,693        16,564
Proceeds from sales of
  investment securities                    5,374        15,794         1,970
Purchase of investment securities,
  available-for-sale                     (68,055)      (50,701)      (34,579)
Purchase of investment securities,
  held-to-maturity                        (2,047)       (5,020)       (7,955)
Net increase in loans                    (14,120)       (8,118)      (10,122)
Purchases of premises and
  equipment                                 (710)       (1,827)       (1,376)
Proceeds from disposition of
  bank equipment                             ---            51           ---
Net Cash Used by Investing
  Activities                             (23,941)      (16,331)      (15,187)

FINANCING ACTIVITIES
            Years ended: Dec. 31,       1998          1997          1996
                                        ----          ----          ----
Net increase in demand
  deposits, NOW accounts
  and savings accounts                  20,169            472        3,953
Net increase in
  time deposits                         15,498          4,866        8,259
Net (decrease) increase in
  short-term borrowings                 (3,256)         3,169          314
Treasury stock purchased                   ---         (1,119)         ---
Treasury stock sold                        ---             62          ---
Retirement of common shares                (86)        (1,624)        (526)
Cash dividends                          (2,188)        (3,219)      (2,063)
Net Cash Provided by
  Financing Activities                  30,137          2,607        9,937
Increase (Decrease) in Cash
  and Cash Equivalents                  13,142         (7,167)       2,916
Cash and Cash Equivalents at
  Beginning of Year                     20,989         28,156       25,240
Cash and Cash Equivalents
  at End of Year                        34,131         20,989       28,156

Supplemental Disclosures of
  Cash Flow Information:
Cash paid during the year for:
  Interest on deposits and
    short-term borrowings               13,435         12,874       12,518
  Income taxes                           1,663          2,264        2,312
Non-cash investing activity:
  Change in unrealized gain/
  (losses) on available-for-sale
  securities                              (813)          (510)         188
  Transfer to other real estate
  owned                                     70            275          ---
Non-cash financing activity:
  Dividend declared and unpaid             629            407          427


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business Combination: In November 1998, Cortland First Financial Corporation (Cortland) completed a merger with Oneida Valley Bancshares, Inc. (Oneida) and commenced operations under the name Alliance Financial Corporation (the Company). Pursuant to the terms of the merger, each share of Cortland stock was exchanged for one share of the Company's stock and each share of Oneida stock was exchanged for 1.8 shares of the Company's stock. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, the consolidated financial statements for the periods presented have been restated to include the combined results of operations, financial position and cash flows of Cortland and Oneida. There were no transactions between Cortland and Oneida prior to the merger. Certain reclassifications were made to Cortland's and Oneida's prior year financial statements to conform to the Company's presentation.
         The result of operations for the separate companies and the combined amounts presented in the consolidated financial statements below.

                          11 Mo. Ended      Year Ended        Year Ended
(In thousands)            Nov. 30, 1998     Dec. 31, 1997     Dec. 31, 1996
Net Interest Income
Cortland                  $ 8,574           $ 9,454           $ 9,412
Oneida                    $ 8,607           $ 9,353           $ 9,410
Combined                  $17,181           $18,807           $18,822

Net Income
Cortland                  $ 1,998           $ 2,619           $ 2,846
Oneida                    $ 1,871           $ 2,514           $ 2,508
Combined                  $ 3,869           $ 5,133           $ 5,354

         In conjunction with the merger, the Company recorded a 1998 charge to operating expenses of $1,701 ($1,022 after taxes, or $0.28 per common share) for direct merger and restructuring costs relating to the merger.
         Merger transaction costs consisted primarily of fees for investment bankers, attorneys, accountants, financial printing, and other related charges. Restructuring costs included severance of employees electing early retirement options and exit costs.
         Details of the merger related costs follow:

         (In thousands)
         Merger transaction costs       $  951
         Restructuring costs:
           Employee Severance           $  471
           Exit Costs                   $  279
         Total                          $1,701

         Restructuring costs primarily relate to the consolidation of administration and operational functions. These actions will result in the early retirement of 11 employees on or before March 31, 1999. Exit costs include the writedown of computer equipment that will no longer be utilized.

     Nature of Operations: The Company is a bank holding company which owns and operates two financial institutions: First National Bank of Cortland and Oneida Valley National Bank. The two banks have received approval from the Office of the Comptroller of the Currency to merge under the name Alliance Bank, N.A. and expect to complete the merger on or about April 15, 1999.

         The  two  subsidiaries   provide   financial   services   primarily  to
individuals, small to medium sized businesses, and government customers from seventeen branches in Broome, Cortland, Madison, Oneida, and Onondaga counties.

         Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries after elimination of inter-company accounts and transactions.

         Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

         Investment Securities: The Company classifies investment securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity, and are reported at cost, adjusted for amortization of premiums and accretion of discounts. Investment securities not classified as held- to-maturity are classified as available-for-sale and are reported at fair value, with net unrealized holding gains and losses reflected as a separate component of stockholders' equity, net of the applicable income tax effect. None of the Company's investment securities have been classified as trading securities. Gains and losses on the sale of investment securities are based on the specific identification method. Premiums and discounts on securities are amortized and accreted into income using the interest method over the life of the security.

         Loans: Loans are stated at unpaid principal balances less the allowance for loan losses, unearned interest income and net deferred loan origination fees and costs.
         Unearned income on certain installment loans is taken into income on the actuarial method. Interest on all other loans is based upon the principal amount outstanding. Interest on loans is accrued except when in management's opinion the collectibility of principal or interest is doubtful, at which time the accrual of interest on the loan is discontinued.
         Loan origination fees and certain direct loan origination costs are deferred and the net amount is amortized as a yield adjustment. The Company is generally amortizing these amounts over the contractual life of the related loans. However, for certain fixed-rate mortgage loans that are generally made for a 20-year term, the Company has anticipated prepayments and used an estimated life of 7.5 years.

         Allowance for Credit Losses: The adequacy for the allowance for possible loan losses is periodically evaluated by the Company in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance is based on a review of the Company's historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered.

         A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral- dependent loans are measured for impairment based on fair value of the collateral.

         Income Recognition on Impaired and Nonaccrual Loans: Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity of payment of principal or interest for a period of more than 90 days unless they are well secured and are in the process of collection. While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding.

         Bank Premises, Furniture and Equipment: Bank premises, furniture and equipment are stated at cost less accumulated depreciation computed principally using the accelerated depreciation method over the estimated useful lives of the assets. Maintenance and repairs are charged to operating expenses as incurred. The asset cost and accumulated depreciation are removed from the accounts for assets sold or retired and any resulting gain or loss is included in the determination of the income.

         Income Taxes: Provision for income taxes is based on taxes currently payable or refundable and deferred income taxes on temporary differences between the tax basis of assets and liabilities and their reported amount in the financial statements. Deferred tax assets and liabilities are reported in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

         Trust Department Assets: Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of condition, since such items are not assets of the Company. Fees associated with providing trust management services are recorded on a cash basis of income recognition and are included in Other Income.

         Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding throughout each year 3,596,548, 3,660,914 and 3,731,254 for 1998, 1997, and 1996
respectively. Diluted earnings per share gives effect to weight average shares which would be outstanding assuming the exercise of options using the treasury stock method. For 1998, the exercise of options would be antidilutive.

         New Accounting Pronouncements: Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement required the Company to report the effects of unrealized investment holding gains or losses during the year as comprehensive income.
         During 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes the disclosure requirements for pension and other postretirement benefits, requires additional information on changes in benefit obligations and fair value of plan assets that will facilitate additional analysis, and eliminates certain disclosures previously required.
         In June of 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." This statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 30, 1999. Since the Company does not have any derivative instruments or hedges, management believes there will be no effect on the Company.

INVESTMENT SECURITIES (In thousands)
The amortized cost and approximate fair value of investment securities at December 31 are as follows:

                                     Amortized     Gross Unreal-    Gross Unreal-    Estimated
                                     Cost          ized Gains       ized Losses      Fair Value
Held-to-Maturity -- 1998
U.S. Treasury and other U.S.
  government agencies                $    500      $    1           $---             $    501
Obligations of states and
  political subdivisions                2,130          50            ---                2,180
    Total                            $  2,630      $   51           $---             $  2,681

Available-for-Sale -- 1998
U.S. Treasury and other U.S.
  government agencies                $ 49,461      $  471           $ 62             $ 49,870
Obligations of states and
  political subdivisions               39,168       1,157             10               40,315
Mortgage-backed securities             56,169         364            131               56,402
Other securities                       10,199          79             53               10,225
    Total                            $154,997      $2,071           $256             $156,812

Stock Investments
  Federal Home Loan Bank                1,600        ---             ---                1,600
  Federal Reserve Bank and others         389        ---             ---                  389
Total stock investment                  1,989        ---             ---                1,989
    Total available-for-sale         $156,986      $2,071           $256             $158,801
Net unrealized gain on
  available-for-sale                    1,815
Grand total carrying value           $161,431





                                     Amortized     Gross Unreal-    Gross Unreal-    Estimated
                                     Cost          ized Gains       ized Losses      Fair Value
Held-to-Maturity -- 1997
U.S. Treasury and other U.S.
  government agencies                $ 10,028      $   58           $ 10             $ 10,076
Obligations of states and
  political subdivisions                9,822         229            ---               10,051
Mortgage-backed securities              6,070          53             19                6,104
Other securities                        2,516          25              3                2,538
    Total                            $ 28,436      $  365           $ 32             $ 28,769

Available-for-Sale -- 1997
U.S. Treasury and other U.S.
  government agencies                $ 46,534      $  227           $ 67             $ 46,694
Obligations of states and
  political subdivisions               28,129         614             23               28,720
Mortgage-backed securities             45,464         388            145               45,707
Other debt securities                     528           8            ---                  536
    Total                            $120,655      $1,237           $235             $121,657

Stock Investments
  Federal Home Loan Bank                1,519        ---             ---                1,519
  Federal Reserve Bank and others         389        ---             ---                  389
Total stock investments              $  1,908        ---             ---             $  1,908
    Total available-for-sale         $122,563      $1,237           $235             $123,565
Net unrealized gain on
  available-for-sale                 $  1,002
Grand total carrying value           $152,001


As a result of the merger which occurred in 1998 the Oneida Valley National Bank subsidiary elected to transfer all of its Held-to-Maturity securities to Available-for-Sale consistent with the practices of First National Bank of Cortland to support and maintain the Company's interest rate risk position. The Company transferred securities with amortized cost of $20,692 and related gains and losses of $466 and $3 respectively. None of these securities were sold during 1998.

The carrying value and estimated market value of debt securities at December 31, 1998, by contractual maturity, are shown below. The maturities of mortgage-backed securities are based on the average life of the security. All other expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                      Held-to-Maturity                           Available-for-Sale
                            Amortized Cost   Estimated Fair Value       Amortized Cost   Estimated Fair Value
Due in one year
  or less                     $1,025           $1,025                     $ 25,628          $ 25,748
Due after one year
  through five years             870              881                       89,237            90,276
Due after five years
  through ten years              735              775                       31,015            31,548
Due after ten years              ---              ---                        9,117             9,240
Total Investment
  Securities                  $2,630           $2,681                     $154,997          $156,812


At December 31, 1998, and 1997, investment securities with a carrying value of $100,398 and $90,342, respectively, were pledged as collateral for certain deposits and other purposes as required or permitted by law.


LOANS (In thousands)
Major classifications of loans at December 31, are as follows:

                                                   1998          1997
                                                   ----          ----
Commercial, financial and agricultural             $ 75,845      $ 62,802
Real estate loans                                   128,652       120,894
Consumer loans                                       61,817        70,169
Total                                               266,314       253,865
                                                    -------       -------
Less: Unearned income                                 2,212         3,087
Less: Allowance for possible loan losses              3,001         2,957
                                                    -------       -------
Net loans                                          $261,101      $247,821

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid balances of mortgage loans serviced for others was $15,133, $7,637 and $4,700 at December 31, 1998, 1997, and 1996, respectively.

ALLOWANCE FOR POSSIBLE LOAN LOSSES (In thousands) Changes in the allowance for possible loan losses for the years ended December 31, are summarized as follows:

                                      1998        1997        1996
                                      ----        ----        ----
Balance at January 1                  $2,957      $3,025      $2,867
Provision for possible
  loan losses                            770         625         633
Recoveries credited                      214         114         128
Subtotal                               3,941       3,764       3,628
Less: Loans charged off                  940         807         603
Balance at December 31                $3,001      $2,957      $3,025

For the years ended December 31, 1998 and 1997, respectively, the average recorded investment in impaired loans did not exceed $200 and $500, respectively. None of these loans had a specific valuation allowance recorded. The Company recognized no interest income on impaired loans during 1998 and 1997.


RELATED PARTY TRANSACTIONS (In thousands)
Directors and executive officers of the Company and their affiliated companies were customers of, and had other transactions with, the Company in the ordinary course of business during 1998. It is the Company's policy that all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. Loan transactions with related parties are summarized as follows:

                                               1998         1997
                                               ----         ----
Balance at beginning of year                   $ 3,403      $ 5,012
New loans and advances                           4,152          617
Loan payments                                   (1,852)      (2,226)
Balance at end of year                         $ 5,703      $ 3,403


BANK PREMISES, FURNITURE AND EQUIPMENT (In thousands) Bank premises and equipment at December 31, consist of the following:

                                               1998         1997
                                               ----         ----
Land                                           $   913      $   913
Bank premises                                    8,470        8,560
Furniture and equipment                          9,033        8,251
Subtotal                                        18,416       17,724
Less: Accumulated depreciation                  10,127        8,769
Balance at end of year                         $ 8,289      $ 8,955

DEPOSITS (In thousands)

The carrying amounts of deposits consisted of the following at December 31:

                                       1998         1997
                                       ----         ----

Non-interest bearing checking          $ 60,534     $ 53,158
Interest bearing checking                68,081       59,228
Savings accounts                         78,692       79,332
Money market accounts                    56,624       52,044
Time deposits                           149,663      134,165
                                       --------     --------
Total deposits                         $413,594     $377,927


The following table indicates the maturities of the Company's time deposits at December 31:

                                       1998          1997
                                       ----          ----
Due in one year                        $115,337      $103,076
Due in two years                         20,271        17,203
Due in three years                        6,074         6,652
Due in four years                         7,378         6,434
Due in five years or more                   603           800
Total deposits                         $149,663      $134,165


Total time deposits in excess of $100 as of December 31, 1998 and 1997 were $57,922 and $39,511, respectively.


BORROWINGS (In thousands)
The following is a summary of borrowings at December 31:

                                               1998                                        1997
                                               ----                                        ----
                                                         Original                                   Original
                                Amount       Rate        Term              Amount        Rate       Term
Short-term borrowings:
Treasury Tax and Loan           $752         4.40%       Demand            $1,108        5.20%      Demand
Securities sold under
  repurchase agreements          ---         0.00%                          1,000        5.88%      One Year
Federal Home Loan
  Bank term advances             ---         0.00%                          1,000        5.87%      Six Months
Federal Home Loan
  Bank overnight advances        ---         0.00%                            900        6.63%      Overnight
Balance at end of year          $752                                       $4,008


Information related to short-term borrowings at December 31 is as follows:

                                                        1998         1997
                                                        ----         ----
Maximum outstanding at any month end                    $1,712       $4,008
Average amount outstanding during the year              $1,743       $1,377
Average interest rate during the year                    5.60%        5.47%

Average amounts outstanding and average interest rates are computed using monthly averages.

At December 31, 1998 and 1997, the Company had available a line of credit with the Federal Home Loan Bank of New York of $43,800 and $43,100, respectively, of which $0 and $1,900 was outstanding as of December 31, 1998 and 1997, respectively. The line of credit is secured by mortgage loans contained within the Company's loan portfolio.

At December 31, 1998 and 1997, the Company also had available a $2,500 line of credit with another financial institution which was unused.


INCOME TAXES (In thousands)
The provision for income taxes for the years ended December 31, is summarized as follows:

                                                             1998         1997         1996
                                                             ----         ----         ----
Current tax expense                                          $1,732       $2,228       $2,515
Deferred tax benefit                                           (628)          (8)         (81)
Total provision for income taxes                             $1,104       $2,220       $2,434

The provision for income taxes includes the following:
                                                             1998         1997         1996
                                                             ----         ----         ----
Federal income tax                                           $  780       $1,693       $1,865
New York State franchise tax                                    324          527          569
Total                                                        $1,104       $2,220       $2,434


The components of deferred income taxes, included in other assets, at December 31, are as follows:
                                           1998          1997
                                           ------        ------
Assets:
  Allowance for possible loan losses       $  755        $  736
  Postretirement benefits                     822           693
  Deferred compensation                       583           428
  Merger                                      261          --
  Other                                         8            23
Total Assets                               $2,429        $1,880

Liabilities:
Investment securities                      $  727        $  396
Accretion                                      40            98
Prepaid pension                               197           188
Depreciation                                  113           162
Other                                          19          --
Total Liabilities                          $1,096        $  844
Net deferred tax asset                     $1,333        $1,036

A reconciliation between the statutory federal income tax rate and the effective income tax rate for 1998, 1997, and 1996 is as follows:

                                              1998         1997         1996
                                              ----         ----         ----
Statutory federal income tax rate              34.0%        34.0%        34.0%
State franchise tax, net of
  federal tax benefit                           4.7%         4.8%         4.9%
Tax exempt income                             (16.4%)       (8.7%)       (7.9%)
Other, net                                      2.0%         0.%1         0.3%
Total                                          24.3%        30.2%        31.3%

RETIREMENT PLANS AND POSTRETIREMENT BENEFITS (In thousands) As of December 31, 1998, the Company's subsidiaries offered various retirement and employee benefit plans. The Oneida Valley National Bank subsidiary has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and a percentage of the employee's average compensation for the five highest consecutive years in the last ten years of employment. Each of the Company's subsidiaries currently provides postretirement medical and life insurance benefit plans covering substantially all of their respective employees.

The following tables set forth the changes in the plan's benefit obligations, fair value of plan assets, and prepaid (accrued) benefit cost as of December 31, 1998 and 1997:

                                            Pension            Postretirement
                                            Benefits              Benefits
                                         1998       1997       1998       1997
                                      -------    -------    -------    -------
Change in benefit obligation:
Benefit obligation at
 beginning of year                    $ 4,090    $ 4,169    $ 1,768    $ 1,737
Service cost                              228        288         70         55
Interest cost                             319        325        122        119
Amendments, curtailments,
 special termination                     --         --          274       --
Actuarial (gain)/loss                     865       (444)       867        (72)
Benefits paid                            (250)      (248)       (52)       (71)
Benefit obligation at end of year     $ 5,252    $ 4,090    $ 3,049    $ 1,768


                                            Pension            Postretirement
                                            Benefits              Benefits
                                         1998       1997       1998       1997
                                      -------    -------    -------    -------
Change in plan assets:
Fair value of plan assets at
 beginning of year                    $ 6,167    $ 5,127    $     0    $     0
Actual return on plan assets              273      1,152       --         --
Company contribution                     --          136       --         --
Benefits paid                            (250)      (248)      --         --
Fair value of plan assets at
 end of year                          $ 6,190    $ 6,167    $     0    $     0


                                            Pension            Postretirement
                                            Benefits              Benefits
                                          1998       1997       1998       1997
                                       -------    -------    -------    -------
Components of prepaid/
  accrued benefit cost:
Funded status                          $   938    $ 2,077    $(3,049)  $(1,768)
Unrecognized transition obligation        (260)      (304)     --         --
Unrecognized prior service cost            (62)       (70)       (68)     (121)
Unrecognized actuarial net
 (gain)/loss                                (7)    (1,140)       903        31
Prepaid/(accrued) benefit cost         $   609    $   563    $(2,214)  $(1,858)

Plan assets consists primarily of various debt and equity securities.

Significant assumptions used in determining the benefit obligation as of December 31, 1998 and 1997 are as follows:

                                           Pension             Postretirement
                                           Benefits              Benefits
                                       1998       1997       1998      1997
                                       ----       ----       ----      ----
Weighted average discount rate         6.75%      8.00%      6.50%     7.00%
Expected long-term rate of
 return on plan assets                 8.50%      8.50%       ---       ---
Rate of increase in future
 compensation levels                   4.00%      4.00%      5.00%     5.00%

For measurement purposes, with respect to the postretirement benefit plans, a 9 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 5.5 percent by the year 2005 and remain at that level thereafter.

The composition of the net periodic pension cost for the years ended December 31, is as follows:

                                              Pension                     Postretirement
                                              Benefits                      Benefits
                                1998       1997       1996          1998       1997       1996
                                ----       ----       ----          ----       ----       ----
Service cost                    $ 228      $ 288      $ 228         $  70      $  55      $  60
Interest cost                     319        325        308           122        119        114
Amortization of
  transition obligation           (74)       (74)       (53)          ---        ---        ---
Amortization of
  unrecognized prior
  service cost                     (8)        (8)       ---           (10)       (14)       (14)
Expected return on
  plan assets                    (511)      (478)      (393)          ---        ---        ---
Special termination
  benefits                        ---        ---        ---           274        ---        ---
Net periodic benefit
   cost                         $ (46)     $  53      $  90         $ 456      $ 160      $ 160


Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                    One percentage     One percentage
                                    point increase     point decrease
Effect on total service and
  interest cost components               103                (69)
Effect on postretirement
  plan obligations                       817               (600)

The Company also offers various defined contribution plans. First National Bank of Cortland has a defined contribution plan covering substantially all of its employees. Contributions to the plan are determined based on percentages of compensation for eligible employees and are funded as accrued. Each of the Company's subsidiaries also has a defined contribution 401(k) plan, with contributions to the plans determined by the Board of Directors. Company contributions to these plans were $425, $440, and $452 in 1998, 1997, and 1996, respectively.


DEFERRED COMPENSATION AND SUPPLEMENTAL RETIREMENT PLANS (In thousands) The Company maintains optional deferred compensation plans for its directors, whereby fees normally received are deferred and paid by the Company upon the retirement of the director. At December 31, 1998 and

1997, other liabilities includes approximately $789 and $631, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 1998, 1997, and 1996 approximated $157, $139, and $119, respectively.

The Company has supplemental executive retirement plans for certain employees. The Company has segregated assets of $826 and $760 at December 31, 1998 and 1997, respectively, to fund the estimated benefit obligation. These assets are included in other assets. At December 31, 1998 and 1997, other liabilities include approximately $682 and $574, accrued under these plans. Compensation expense includes approximately $87, $99, and $80 relating to these plans at December 31, 1998, 1997, and 1996, respectively.


STOCK OPTION PLAN (Options are stated in whole numbers) During 1998, shareholders approved the 1998 long-term incentive compensation plan. Under this plan, up to 400,000 options have been authorized for grant of incentive stock options, non-qualified stock options and restricted stock awards. All options have a 10-year term and vest and become exercisable ratably over a 3-year period. Activity in the plan for 1998 is as follows:

                                 Options         Option Price     Shares
                                 Outstanding     Per Share        Exercisable
Outstanding at beginning
 of year
Granted                          100,000         $29.125           ---
Exercised                          ---              ---            ---
Forfeited                          ---              ---            ---
Outstanding at end
 of year                         100,000         $29.125           ---


The Company has elected to account for its stock-based compensation plan in accordance with Accounting Principles Board Opinion No. 25. Pro forma amounts of net income and earnings per share under Statement of Financial Accounting Standards No. 123 are as follows:

                                                 1998
Net Income:
 As reported                                     $3,433
 Pro forma                                       $3,415
Earnings per share (basic and diluted):
 As reported                                     $.95
 Pro forma                                       $.95

The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following assumptions: risk- free interest rate - 4.63%; dividend yield - 2.0%; market price volatility - 22.50%; weighted average option life - 5 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Therefore, the foregoing pro forma results are not likely to be representative of the effects of reported net income of future periods due to additional years of vesting. The discounted weighted-average fair value per share of options granted during 1998 is $6.66.

COMMITMENTS AND CONTINGENT LIABILITIES (In thousands)
    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and letters of credit which involve, to varying degrees, elements of credit risk in excess of amounts recognized in the consolidated statements of condition. The contract amount of those commitments and letters of credit reflects the extent of involvement the Company has in those particular classes of financial instruments. The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of the instruments. The Company uses the same credit policies in making commitments and letters of credit as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent credit risk:

                                        Contract Amount
                                     1998            1997
Commitments to extend credit         $38,201         $37,852
Standby letters of credit            $ 1,505         $ 1,424

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
    Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.
    The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since the letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
    For both commitments to extend credit and letters of credit, the amount of collateral obtained, if deemed necessary by the Company upon the extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but includes residential and commercial real estate.
    Principal operating leases are for bank premises. At December 31, 1998, aggregate future minimum lease payments under non-cancelable operating leases with initial or remaining terms equal to or exceeding one year consist of the following: 1999 - $146; 2000 - $146; 2001 - $152; 2002 - $137; 2003 - $106; and
$82 thereafter. Total rental expense amounted to $146 in 1998; $146 in 1997; and $89 in 1996.
    The Company is required to maintain a reserve balance as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ended December 31, 1998 was $900.

DIVIDENDS
    The primary source of cash to pay dividends to the Company's shareholders is through dividends from its banking subsidiaries. Banking regulations limit the amount of dividends that a Bank may pay to its parent company. At December 31, 1998, no additional dividends could have been paid without prior regulatory approval. There were no loans or advances from the subsidiary Banks to the Company at December 31, 1998.


FAIR VALUE OF FINANCIAL INSTRUMENTS
    Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The carrying amounts and estimated fair values of financial instruments are as follows:

(In Thousands)
                                 Dec. 31, 1998      Dec. 31, 1998     Dec. 31, 1997      Dec. 31, 1997
                                 Carrying Amount    Fair Value        Carrying Amount    Fair Value
Financial Assets:
Cash and cash equivalents          $ 34,131           $ 34,131          $ 20,989           $ 20,989
Investment securities               161,431            161,482           152,001            152,335
Net Loans                           261,101            267,994           247,821            251,975
Total Financial Assets             $456,663           $463,607          $420,811           $425,299

Financial Liabilities:
Deposits                           $413,594           $414,392          $377,927           $367,185
Short-term borrowing                    752                752             4,008              4,008
Total Financial Liabilities        $414,346           $415,144          $381,935           $371,193


The fair value of commitments to extend credit and standby letters of credit is not significant.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the consolidated statement of condition for cash and short-term instruments approximate those assets' fair value.

Investment securities: Fair values for investment securities are based on quoted market prices or dealer quotes.

Loans: Fair values for loans are estimated using discounted cash flow analysis, based on interest rates approximating those currently being offered for loans with similar terms and credit quality. The fair value of accrued interest approximates carrying value.

Deposits: The fair values disclosed for noninterest-bearing accounts and accounts with no stated maturity are, by definition, equal to the amount payable on demand at the reporting date. The fair value of time deposits was estimated by discounting expected monthly maturities at interest rates approximating those currently being offered on time deposits of similar terms. The fair value of accrued interest approximates carrying value.

Short-term borrowings: The carrying amounts of short-term borrowings approximate their fair value.

Off-balance-sheet instruments: Off-balance-sheet financial instruments consist of commitments to extend credit and standby letters of credit, with fair value based on fees currently charged to enter into agreements with similar terms and credit quality.


REGULATORY MATTERS (In thousands)
The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
    Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject.
    As of December 2, 1996 and November 17, 1997, the most recent notification from the Office of the Comptroller of the Currency for First

National Bank of Cortland and Oneida Valley National Bank, respectively, categorized the Banks as "well-capitalized," under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized," the Banks must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the institutions' category.

First National Bank of Cortland's actual capital amounts and ratios are presented in the following table:

                                                                                To Be Well Capitalized
                                                        For Capital             Under Prompt Corrective
                                                        Adequacy Purposes       Action Provisions
                                Amount      Ratio       Amount      Ratio       Amount      Ratio
                                                                    (>or=)                  (>or=)
As of December 31, 1998
Total Capital (to Risk-
  Weighted Assets)              $23,962     18.76%      $10,218     8.00%       $12,772     10.00%
Tier 1 Capital (to Risk-
  Weighted Assets)               22,627     17.72%        5,109     4.00%         7,663      6.00%
Tier 1 Capital (to
  Average Assets)                22,627      9.76%        9,270     4.00%        11,587      5.00%

As of December 31, 1997
Total Capital (to Risk-
  Weighted Assets)              $25,706     21.02%      $ 9,426     8.00%       $11,782     10.00%
Tier 1 Capital (to Risk-
  Weighted Assets)               24,466     20.77%        4,713     4.00%         7,069      6.00%
Tier 1 Capital (to
  Average Assets)                24,466     11.11%        8,810     4.00%        11,013      5.00%


Oneida Valley National Bank's actual capital amounts and ratios are presented in the following table:

                                                                                To Be Well Capitalized
                                                        For Capital             Under Prompt Corrective
                                                        Adequacy Purposes       Action Provisions
                                Amount      Ratio       Amount      Ratio       Amount      Ratio
                                                                    (>or=)                  (>or=)
As of December 31, 1998
Total Capital (to Risk-
  Weighted Assets)              $25,333     18.65%      $10,867     8.00%       $13,583     10.00%
Tier 1 Capital (to Risk-
  Weighted Assets)               23,667     17.42%        5,433     4.00%         8,150      6.00%
Tier 1 Capital (to
  Average Assets)                23,667     10.23%        9,258     4.00%        11,573      5.00%

As of December 31, 1997
Total Capital (to Risk-
  Weighted Assets)              $26,245     20.90%      $10,037     8.00%       $12,546     10.00%
Tier 1 Capital (to Risk-
  Weighted Assets)               24,677     19.70%        5,018     4.00%         7,527      6.00%
Tier 1 Capital (to
  Average Assets)                24,677     11.30%        8,721     4.00%        10,901      5.00%


The Company's actual capital amounts and ratios are presented in the following table:

                                                                                To Be Well Capitalized
                                                        For Capital             Under Prompt Corrective
                                                        Adequacy Purposes       Action Provisions
                                Amount      Ratio       Amount      Ratio       Amount      Ratio
                                                                    (>or=)                  (>or=)
As of December 31, 1998
Total Capital (to Risk-
  Weighted Assets)              $53,081     20.14%      $21,083     8.00%       $26,354     10.00%
Tier 1 Capital (to Risk-
  Weighted Assets)               50,080     19.00%       10,542     4.00%        15,813      6.00%
Tier 1 Capital (to
  Average Assets)                50,080     10.81%       18,528     4.00%        23,160      5.00%

As of December 31, 1997
Total Capital (to Risk-
  Weighted Assets)              $52,100     21.39%      $19,483     8.00%       $24,354     10.00%
Tier 1 Capital (to Risk-
  Weighted Assets)               49,143     20.18%        9,742     4.00%        14,613      6.00%
Tier 1 Capital (to
  Average Assets)                49,143     11.21%       17,530     4.00%        21,912      5.00%


PARENT COMPANY FINANCIAL INFORMATION (In thousands)
Condensed financial statement information of Alliance Financial Corporation is as follows:

BALANCE SHEETS                            Dec. 31, 1998    Dec. 31, 1997
                                          -------------    -------------
Assets:
Investment in subsidiary banks            $ 47,382         $ 49,650
Cash                                         4,633               48
Investment Securities                           28               28
Other assets                                  --                431
Total Assets                              $ 52,043         $ 50,157

Liabilities:
Accounts Payable                               246             --
Dividends Payable                              629              407
Total Liabilities                              875              407
Shareholders' Equity:
Common Stock                                 3,641            3,646
Surplus                                      3,641            3,646
Undivided profits                           43,864           42,917
Accumulated comprehensive income             1,088              607
Treasury stock                              (1,066)          (1,066)
Total Shareholders' Equity                $ 51,168         $ 49,750
Total Liabilities and
 Shareholders' Equity                     $ 52,043         $ 50,157

Statement of Income
                   Years Ended    Dec. 31, 1998  Dec. 31, 1997  Dec. 31, 1996
                   ----------------------------------------------------------
Dividend income from
  subsidiary bank                       $ 3,781        $ 6,000        $ 2,683
Investment income                             2              2              2
Operating expenses                       (1,036)           (58)           (71)
                                          2,747          5,944          2,614
Equity (deficit) in
 undistributed income
 of subsidiaries                            686           (811)         2,740
Net Income                              $ 3,433        $ 5,133        $ 5,354

Statements of Cash Flows
                   Years Ended    Dec. 31, 1998  Dec. 31, 1997  Dec. 31, 1996
                   ----------------------------------------------------------
Operating Activities
Net Income                              $ 3,433        $ 5,133        $ 5,354
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Equity (deficit) in
    undistributed net income
    of subsidiaries                        (686)           811         (2,740)
   Decrease (increase) in
    other assets                            431            (25)          --
   Increase (decrease) in
     other liabilities                      246             20            (22)
Net Cash Provided by
  Operating Activities                    3,424          5,939          2,592

Investing Activities
Dividends received                        3,435           --             --
Net Cash Provided by
  Investing Activities                    3,435           --             --

Financing Activities
Purchase and retirement of
  common shares                             (86)        (1,624)          (526)
Treasury stock purchased                   --           (1,119)          --
Cash dividends paid                      (2,188)        (3,219)        (2,063)
Treasury stock sold                        --               62           --
Net Cash used by
  Financing Activities                   (2,274)        (5,900)        (2,589)
Increase in Cash and
  Cash Equivalents                        4,585             39              3
Cash and Cash Equivalents
  at Beginning of Year                       48              9              6
Cash and Cash Equivalents
  at End of Year                        $ 4,633        $    48        $     9

Supplemental Disclosures of
  Cash Flow Information:
Non-cash investing activities:
  Change in unrealized gain                (813)          (510)           188
Non-cash financing activities:
  Dividend declared and unpaid          $   629        $   407        $   427

REPORT OF INDEPENDENT ACCOUNTANTS
To the Board of Directors and
Shareholders of Alliance Financial Corporation

In our opinion, the accompanying consolidated statements of condition and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Alliance Financial Corporation at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Syracuse, New York
January 15, 1999

Item 9 -- Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.


PART III

Item 10 -- Directors and Executive Officers of the Registrant The information required by this Item 10 is incorporated herein by reference to the section entitled "Information Concerning Nominees for Directors and Other Directors" in the Company's Proxy Statement.

Item 11 -- Executive Compensation
The information required by this Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management The information required by this Item 12 is incorporated herein by reference to the sections entitled "Voting Securities and Principal Holders Thereof" and "Information Concerning Nominees for Directors and Other
Directors" in the Company's Proxy Statement.

Item 13 -- Certain Relationships and Related Transactions The information required by this Item 13 is incorporated herein by reference to the section entitled "Transactions with Management" in the Company's Proxy Statement.


PART IV

Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   Documents filed as part of this report:

      (1)      The following financial statements are included in Item 8:
               Consolidated Statements of Condition at December 31, 1998 and
               1997.
               Consolidated Statements of Income For Each of the Three Years in the Period Ended December 31, 1998.
               Consolidated Statements of Shareholders' Equity For Each of the Three Years in the Period Ended December 31, 1998. Consolidated Statements of Cash Flows For Each of the Three Years in the Period Ended December 31, 1998.
               Notes to Consolidated Financial Statements.
               Independent Accountants' Report.

      (2) Financial statement schedules are omitted from this Form 10-K since the required information is not applicable to the Registrant.

      (3)      Listing of Exhibits:

               The following documents are attached as Exhibits to this Form 10-K or are incorporated by reference to the prior filings of the Registrant with the Commission.

FORM 10-K
Exhibit
Number   Exhibit

 3.1     Amended and Restated Certificate of Incorporation of the
         Company(1)

 3.2     Amended and Restated Bylaws of the Company(1)

10.1 Stock Option Agreement, dated as of July 10, 1998, between Cortland First (as the issuer) and Oneida Valley (as the grantee)(2)

10.2 Stock Option Agreement, dated as of July 10, 1998, between Oneida Valley (as the issuer) and Cortland First (as the grantee)(2)

10.3 Form of Voting Agreement, dated as of July 10, 1998, between Cortland First Directors and Oneida Valley(2)

10.4 Form of Voting Agreement, dated as of July 10, 1998, between Oneida Valley Directors and Cortland First(2)

10.5 Employment Agreement, dated as of November 25, 1998, between the Company and David R. Alvord(1)

10.6 Employment Agreement, dated as of November 25, 1998, between the Company and John C. Mott(1)

10.7     Alliance Financial Corporation 1998 Long Term Incentive
         Compensation Plan(1)

21       List of the Company's Subsidiaries(3)

23       Consent of PricewaterhouseCoopers LLP(3)

27       Financial Data Schedule(3)


(1) Incorporated herein by reference to the exhibit with the same number to the Registration Statement on Form S-4 (Registration No. 333-62623) of the Company previously filed with the Securities and Exchange Commission (the "Commission") on August 31, 1998, as amended.

(2) Incorporated herein by reference to the exhibit with the same number to the Current Report on Form 8-K of Cortland First (File No. 0-15366) filed with the Commission on July 22, 1998.

(3)      Filed herewith.

Item 14 (b) -- Reports on Form 8-K

         The Company filed with the Commission on December 1, 1998 a Current Report on Form 8-K to report the consummation of the merger between Cortland First Financial Corporation and Oneida Valley Bancshares, Inc. An amendment to such Current Report was filed with the Commission on February 8, 1999 to include the required financial statements of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc.

Item 14 (c)
         See Item 14 (a) (3) above.

Item 14 (d)
         See Item 14 (a) (2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ALLIANCE FINANCIAL CORPORATION
                                                 (Registrant)

      March 24, 1999                    By /s/ David R. Alvord
------------------------------------       -----------------------------------
Date                                       David R. Alvord, President & Co-CEO

      March 24, 1999                    By /s/ David P. Kershaw
------------------------------------       -----------------------------------
Date                                       David P. Kershaw, Treasurer & CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

/s/ David R. Alvord                   Date        March 24, 1999
------------------------------------      -----------------------------------
David R. Alvord, President, Co-CEO, and Director

/s/ Donald S. Ames                    Date        March 24, 1999
------------------------------------      -----------------------------------
Donald S. Ames, Director

                                      Date
------------------------------------      -----------------------------------
John W. Bailey, Director

/s/ Mary Alice Bellardini             Date        March 25, 1999
------------------------------------      -----------------------------------
Mary Alice Bellardini, Director

/s/ John H. Buck                      Date        March 24, 1999
------------------------------------      -----------------------------------
John H. Buck, Director

/s/ Donald H. Dew                     Date        March 24, 1999
------------------------------------      -----------------------------------
Donald H. Dew, Director

/s/ Peter M. Dunn                     Date        March 24, 1999
------------------------------------      -----------------------------------
Peter M. Dunn, Director

                                      Date
------------------------------------      -----------------------------------
Robert H. Fearon, Jr., Director

/s/ David P. Kershaw                  Date        March 24, 1999
------------------------------------      -----------------------------------
David P. Kershaw, Treasurer, CFO, and Director

                                      Date
------------------------------------      -----------------------------------
Robert H. Kuiper, Director

                                      Date
------------------------------------      -----------------------------------
Samuel J. Lanzafame, Director

/s/ Robert M. Lovell                  Date        March 26, 1999
------------------------------------      -----------------------------------
Robert M. Lovell, Director

/s/ Harry D. Newcomb                  Date        March 24, 1999
------------------------------------      -----------------------------------
Harry D. Newcomb, Director

/s/ Garrison A. Marsted               Date        March 25, 1999
------------------------------------      -----------------------------------
Garrison A. Marsted, Director

                                      Date
------------------------------------      -----------------------------------
John C. Mott, Co-CEO and Director

                                      Date
------------------------------------      -----------------------------------
Charles E. Shafer, Director

/s/ Richard J. Shay                   Date        March 26, 1999
------------------------------------      -----------------------------------
Richard J. Shay, Director

/s/ Charles H. Spaulding              Date        March 24, 1999
------------------------------------      -----------------------------------
Charles H. Spaulding, Director

/s/ Richard G. Smith                  Date        March 24, 1999
------------------------------------      -----------------------------------
Richard G. Smith, Director

                                      Date
------------------------------------      -----------------------------------
David J. Taylor, Director

/s/ Edward W. Thoma                   Date        March 24, 1999
------------------------------------      -----------------------------------
Edward W. Thoma, Director

/s/ Stuart E. Young                   Date        March 24, 1999
------------------------------------      -----------------------------------
Stuart E. Young, Director



Exhibit 21 -- Subsidiaries

Subsidiaries of the Registrant

First National Bank of Cortland and Oneida Valley National Bank are wholly owned subsidiaries of Alliance Financial Corporation and each is a national banking association organized under the laws of the United States.

Exhibit 23 -- Consent of Independent Accountants

We consent to the incorporation by reference in the registration statement of Alliance Financial Corporation on Form S-3 (File No. 33-65417) of our report dated January 15, 1999, on our audits of the consolidated financial statements of Alliance Financial Corporation as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996, which report is included in this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP
Syracuse, New York
March 24, 1999