Form 10-Q
period 1999-03-31
ALLIANCE FINANCIAL CORP /NY/
filed 1999-05-17
CIK 796317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999


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

                        Yes X                     No

The number of shares outstanding of the registrant's common stock on May 10, 1999: Common Stock, $1.00 Par Value -- 3,594,811 shares.

                                      CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Statements of Condition as of March 31, 1999 and December 31, 1998 (unaudited)

          Consolidated Statements of Income for the Three Months Ended March 31, 1999 and 1998 (unaudited)

          Consolidated Statements of Comprehensive Income for the Months Ended March 31, 1999 and 1998 (unaudited)

          Consolidated Statements of Changes in Shareholders' Equity for March 31, 1999

          Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998 (unaudited)

          Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of the Results of Operations and Financial Conditions

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holder

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          ALLIANCE FINANCIAL CORPORATION
                       Consolidated Statements of Condition
                              (Dollars in Thousands)

                                               March 31, 1999  December 31, 1998
                                                  (Unaudited)             (Note)
ASSETS
   Cash and due from banks                        $ 21,281            $ 23,431
   Federal funds sold                                --                 10,700
                                                    ------              ------
      Total cash and cash equivalents               21,281              34,131
      Held-to-maturity investment securities         2,130               2,630
      Available-for-sale investment securities     190,861             158,801
                                                   -------             -------
Total investment securities (fair value
   $193,036 & $161,482, respectively)              192,991             161,431
   Total loans                                     265,415             266,314
   Unearned income                                  (2,040)             (2,212)
   Allowance for possible loan losses               (3,106)             (3,001)
                                                    -------            -------
   Net loans                                       260,269             261,101

   Bank premises, furniture, and equipment           8,889               8,289
   Other assets                                      8,038               6,753
                                                     -----               -----
       Total Assets                                491,468             471,705
                                                   =======             =======

LIABILITIES
   Non-interest bearing deposits                    56,938              60,534
   Interest bearing deposits                       373,594             353,060
                                                   -------             -------
      Total deposits                               430,532             413,594
   Borrowings                                        2,399                 752
   Other liabilities                                 7,167               6,191
                                                     -----               -----

      Total Liabilities                            440,098             420,537

SHAREHOLDERS' EQUITY
   Preferred stock (par value $25.00)
     1,000,000 shares authorized, none issued
       Common stock (par value $1.00)
     10,000,000 shares authorized
     3,641,035 and 3,641,178 shares issued;
     3,594,811 and 3,594,954 shares outstanding,
       respectively                                  3,641               3,641
   Surplus                                           3,641               3,641
   Undivided profits                                44,484              43,864
   Accumulated comprehensive income                    670               1,088
   Treasury stock, at cost; 46,224 shares           (1,066)             (1,066)
                                                   -------             -------

      Total Shareholders' Equity                    51,370              51,168

      Total Liabilities & Shareholders' Equity    $491,468            $471,705
                                                   =======             =======

The accompanying notes are an integral part of the consolidated financial statements.

                            ALLIANCE FINANCIAL CORPORATION
                      Condensed Consolidated Statements of Income
                                     (Unaudited)
                               (Dollars in Thousands)

                                                         Three Months Ended
                                                              March 31,
                                                        1999            1998
Interest Income:

   Interest & fees on loans                           $5,390          $5,511
   Interest on investment securities                   2,621           2,209
   Interest on federal funds sold                        150             138
                                                       -----           -----

      Total Interest Income                            8,161           7,858

Interest Expense:
   Interest on deposits                                3,318           3,283
   Interest on borrowings                                 12              36
                                                       -----           -----

      Total Interest Expense                           3,330           3,319

      Net Interest Income                              4,831           4,539

Provision for loan losses                                225             174
                                                       -----           -----

      Net Interest Income After Provision for Losses   4,606           4,365

Other Income                                           1,111             993
                                                       -----           -----

      Total Operating Income                           5,717           5,358

Other Expenses                                         3,947           3,837
                                                       -----           -----

      Income Before Income Taxes                       1,770           1,521

Provision for income taxes                               521             435
                                                       -----           -----

      Net Income                                      $1,249          $1,086
                                                      ======          ======

Net Income per Common Share/Basic and Diluted
   (3,594,811 and 3,599,278 weighted average shares
   outstanding, respectively)                          $ .35           $ .30
                                                       =====           =====

The accompanying notes are an integral part of the consolidated financial statements.

                         ALLIANCE FINANCIAL CORPORATION
                 Consolidated Statements of Comprehensive Income
                                  (Unaudited)
                             (Dollars in Thousands)

                                                          Three Months Ended
                                                               March 31,
                                                        1999             1998
Net Income                                            $1,249           $1,086

Other Comprehensive Income net of taxes:
   Unrealized net gain on securities:

   Unrealized holding gains (losses) arising
     during the period                                  (603)              37

   Less: Reclassification adjustment for
     (gains) losses included in net income               (93)               5
                                                       -----            -----
                                                        (696)              42

Income tax benefit (provision)                           278              (15)
                                                       -----            -----

Other Comprehensive (losses) gains, net of tax          (418)              27
                                                       -----            -----

Comprehensive Income                                    $831           $1,113


The accompanying notes are an integral part of the consolidated financial statements.

                          ALLIANCE FINANCIAL CORPORATION
             Consolidated Statements of Changes in Shareholders' Equity
                             (Dollars in Thousands)

                                                                         Additional            Accumulated Other
                                           Issued Common                    Paid In  Retained    Comprehensive   Treasury
                                                  Shares   Common Stock     Capital  Earnings           Income      Stock    Total
                                                  ------   ------------     -------  --------           ------      -----    -----
Balance at December 31, 1998                   3,641,178         $3,641      $3,641   $43,864           $1,088    $(1,066)  $51,168

   Net Income                                                                           1,249                                 1,249

   Cash Dividend, $.175 per share                                                        (629)                                 (629)

   Change in net unrealized net
     (loss) on investment securities                                                                      (418)                (418)

   Shares retired in lieu of fractional shares      (143)

Balance at March 31, 1999                      3,641,035         $3,641      $3,641   $44,484            $ 670    $(1,066)  $51,370
                                               =========         ======      ======   =======           ======    =======   =======

The accompanying notes are an integral part of the financial statements.

                           ALLIANCE FINANCIAL CORPORATION
                        Consolidated Statements of Cash Flows
                                    (Unaudited)
                              (Dollars in Thousands)

                                                           Three Months Ended
                                                                March 31,
                                                            1999        1998
OPERATING ACTIVITIES
      Net Income                                            $ 1,249     $ 1,086
Adjustments to reconcile net income to net
  cash provided by operating activities:
      Provision for loan losses                                 225         174
      Provision for depreciation                                263         225
      Provision (Benefit) for deferred income taxes             279         (17)
      Amortization of investment security premiums, net         156          74
      Realized investment security (gains) losses               (93)          5
      Change in other assets and liabilities                   (309)        564
                                                             ------      ------
Net Cash Provided by Operating Activities                     1,770       2,111

INVESTMENT ACTIVITIES
      Proceeds from maturities of investment securities,
          available-for-sale                                 19,871      14,297
      Proceeds from maturities of investment securities,
          held-to-maturity                                      500       1,105
      Purchase of investment securities, available-for-sale (54,672)    (14,045)
      Purchase of investment securities, held-to-maturity      --          (108)
      Proceeds from the sale of investment securities         1,981       1,450
      Net decrease (increase) in loans                          607      (2,360)
      Purchase of premises and equipment, net                  (863)       (105)
                                                             ------      ------
Net Cash (Used) Provided by Investing Activities            (32,576)        234

FINANCING ACTIVITIES
      Net increase in demand deposits, NOW &
          savings accounts                                   11,629      12,935
      Net increase in time deposits                           5,309       3,650
      Net increase (decrease) in borrowings                   1,647      (1,981)
      Cash dividends                                           (629)       (683)
                                                             ------      ------
Net Cash Provided by Financing Activities                    17,956      13,921
(Decrease) Increase in Cash and Cash Equivalents            (12,850)     16,266
      Cash and cash equivalents at beginning of year         34,131      20,989
                                                             ------      ------
Cash and Cash Equivalents at End of Period                  $21,281     $37,255
                                                             ======      ======

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
      Interest on deposits and short-term borrowings         $3,301      $3,251
      Income taxes                                              101         153

Non Cash Investing Activities:
      Change in net unrealized gains (losses) on
          available-for-sale securities                         696         (42)

      Transfer to other real estate owned                         5         --

Non Cash Financing Activities:
      Dividend declared and unpaid                              629         226

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   Basis of Presentation

     The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of the Results of Operations and Financial Condition as of December 31, 1998 and for the three-year period then ended. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part I.

     All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months ended March 31, 1999 and 1998.

B.   Earnings Per Share

     Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the quarters ended March 31, 1999 and 1998, using 3,594,811 and 3,599,278 weighted average common shares outstanding, respectively. Diluted earnings per share gives effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. For the quarter ended March 31, 1999, the exercise of options would be antidilutive.


PART 1.
ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Conditions

General

Throughout  this  analysis,  the term "the Company"  refers to the  consolidated entity of Alliance Financial Corporation and its wholly-owned banking subsidiaries, First National Bank of Cortland and Oneida Valley National Bank. As of March 31, 1999, Alliance Financial Corporation's business was conducted through the two banking subsidiaries. Effective at the close of business April 16, 1999, and with the approval of the Office of the Comptroller of the Currency, the two banking subsidiaries merged under the name "Alliance Bank, N.A."

The following discussion presents material changes in the Company's results of operations and financial condition during the three months ended March 31, 1999, which are not otherwise apparent from the consolidated financial statements included in these reports.

This discussion and analysis contains certain forward-looking statements with respect to the financial condition, results of operations and business of Alliance Financial Corporation and its subsidiaries. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:
(1) expected cost savings from the merger described herein cannot be fully realized or cannot be realized as quickly as anticipated; (2) the planned expansion into the Syracuse market is not completed on schedule or on budget or the new branches do not attract the expected loan and deposit customers; (3) competitive pressure in the banking industry increases significantly; (4) costs or difficulties related to the integration of the businesses of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc. are greater than expected; (5) changes in the interest rate environment reduce margins; (6) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (7) changes occur in the regulatory environment; (8) changes occur in business conditions and inflation; and (9) changes occur in the securities markets.

Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Results of Operations

Net income was $1,249,000, or $.35 per share for the first quarter of 1999 compared to $1,086,000, or $.30 per share for the same period in 1998. The $163,000 increase in net income represents a 15% increase over the previous year while the earnings per share increase of $.05 represents a 16.7% increase. The return on average assets and return on average shareholders equity was 1.03% and 9.62%, respectively, for the three months ended March 31, 1999, compared to 0.99% and 8.59% for the first quarter of 1998.

The primary reason for the improved earnings was the growth in average earning assets which increased net interest income. Net interest income of $4,831,000 for the quarter ended March 31, 1999 was up $292,000, or 6.4%, compared to the comparable period in 1998. The growth in average earning assets increased interest income $303,000 over the prior year first quarter with income from investment securities increasing $412,000, which more than offset a $121,000 decline in loan income. The increase in investment income was due to a $31,371,000 increase in average investment securities when comparing first quarter 1999 to the comparable period in 1998. Although average total loans for the first quarter of 1999 were $10,541,000 greater than the first quarter of 1998, lower yields on mortgage and commercial loans offset nearly all of the positive effect on the portfolio's growth. Yields on average earning assets declined from 7.99% in the 1998 first quarter to 7.50% in the 1999 first quarter.

Interest expense of $3,330,000 for the period ended March 31, 1999 compared to $3,319,000 for the prior year period and was essentially unchanged. The average cost of interest bearing liabilities for the first quarter of 1999 at 3.62% was down 39 basis points compared to a 4.01% cost in 1998, while at the same time the average interest bearing liabilities over the comparable period increased by $39,294,000. Growth in non-interest bearing liabilities favorably impacted the Company's overall cost of funds.

The provision for loan loss expense for the first quarter of 1999 was $225,000, an increase of $51,000 compared to the first quarter of 1998. When compared to the fourth quarter of 1998, the most current quarter's provision expense was $89,000 less, the result of an improvement in asset quality and a substantial decline in net charge-offs. Net charge-offs of $120,000 for the period ended March 31, 1999 compared to $302,000 in the fourth quarter of 1998, and $238,000 for the period ended March 31, 1998. Nonperforming loans at 0.43% of total loans at March 31, 1999 compared to 0.68% a year earlier. The allowance for possible loan losses balance as of March 31, 1999 in the amount of $3,106,000 represents 1.17% of total loans compared to 1.13% a year earlier and 1.14% at December 31, 1998.

Non-interest income of $1,111,000 for the first quarter in 1999 was up $118,000, or 11.9% compared to the comparable quarter of 1998, and up $102,000, or 10.1% compared to the fourth quarter of 1998. Continued growth in trust department income and service charges on deposit accounts offset a decline in income from the Company's sale of its credit card and merchant processing businesses. The businesses had unacceptable profit margins, and the elimination of costs associated with the programs reduced operating expenses. During the first quarter of 1999, the Company took gains on the sale of securities in the amount of $93,000.

Non-interest expense increased $110,000, or 2.9%, for the three months ended March 31, 1999 compared to the same period in 1998. This increase was primarily due to an increase in salary and benefits expense which was up $66,000, or 3.1%. As of March 31, 1999, employees electing early retirement in connection with the merger completed their service with the Company. As a result, in future periods the reduction in staff levels is expected to have a positive effect on both salary and benefits expense.

Just prior to the end of the first quarter, the Company's subsidiary banks established Alliance Preferred Funding Corp., a real estate investment trust
(REIT). The REIT was formed to provide an additional means of future access to capital markets and improves liquidity for the Company. Approximately $75,000,000 in mortgage loans owned by the banks was transferred to the REIT in March. Oneida Valley National Bank also acquired shares of 10% Noncumulative Series A Preferred Stock ("Preferred Stock") for $57,500 in cash. The subsidiary banks will act as custodians and managers and will continue to service the mortgage loans under the terms of certain custodial, servicing, and management agreements, and will be compensated by the REIT for such services. In March, Oneida Valley National Bank sold an aggregate of 100 shares of 10% Noncumulative Series A Preferred Stock ("Preferred Stock") to officers and directors of the Company's subsidiary banks for $500 per share, which is the stated value of each share of Preferred Stock. Each share of the Preferred Stock entitles the holder to a non-cumulative dividend of 10% per annum of the $500 stated value, or $50 per year, when, if and as declared by the Board of Directors of the REIT. The dividend on the Preferred Stock must be paid before the subsidiary banks, as holders of the REIT's common stock, receive any dividend from the REIT. Upon liquidation or dissolution of the REIT, holders of Preferred Stock will be entitled to receive from assets available therefor a preferential distribution of $500 per share plus any accrued but unpaid dividend. The Preferred Stock is not convertible into the REIT's common stock.

Financial Condition

Total assets increased  $19,763,000,  or 4.2%, to $491,468,000 at March 31, 1999
from $471,705,000 at December 31, 1998. For the three months ended March 31, 1999, total loans net of unearned discount declined $727,000, or 0.3%, to
$263,375,000. In addition to the weak loan demand the Company typically experiences in the first quarter of each year, the 1999 first quarter saw further contraction in installment loan generation, reflecting a continuation of the tightening of consumer loan underwriting standards. With the completion of the merger and merger-related activities, which required a significant commitment of management time and energy in the first quarter, the Company's management will increase its focus on new business development and loan growth. Investment securities, including the sale of federal funds, as of March 31, 1999 in the amount of $192,991,000 were up $20,860,000, or 12.1% since December 31, 1998 as deposit growth was invested in the portfolio in anticipation of future loan demand. Deposits as of March 31, 1999 increased $16,938,000, or 4.1%, to $430,532,000 as a result of the Company continuing its practice of more aggressive bidding on larger certificates of deposit.

Market Risk

The Company's market risk arises principally from interest rate risk in its lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure using a computer simulation model which measures the impact of changes in interest rates in its interest income. As of March 31, 1999, an instantaneous 200 basis point increase in market interest rates was estimated to have a negative impact of 6.2% on net interest income over the next twelve month period, while a 200 basis point decrease in market interest rates was estimated to have a positive impact of 2.6% on the bank's net interest income. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit rate and mix changes, and should not be relied upon as indicative of actual results.

Other Information

The Company has received approval from the Office of the Comptroller of the Currency to open a branch in the City of Syracuse. As of March 31, 1999, the Company has executed a lease and expects the branch to be open for business on or before June 30, 1999. The Company is presently negotiating the purchase or lease of three other Syracuse area locations suitable for additional branch expansion by year-end 1999.

In December 1998, the Oneida Indian Nation ("The Nation") and the U.S. Justice Department filed motions to amend a longstanding claim against the State of New York to include a class of 20,000 unnamed defendants who own real property in Madison and Oneida Counties. If the motion is granted to amend the claim, litigation could involve assets of the Company. On March 26, 1999, the United States District Court heard arguments on the matter and reserved its decision. The Nation has represented that the purpose of the legal action currently being undertaken is to force the State of New York to negotiate an equitable settlement of their claim which was ruled on by the United States Supreme Court in favor of The Nation over 13 years ago. Management believes that, ultimately, the State of New York will be held responsible for these claims and this matter will be settled without adversely impacting the Company.

Impact of the Year 2000

During the quarter ended March 31, 1999, in connection with the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc., the Company purchased, installed, and successfully Year 2000 tested a new mainframe Unisys computer system. With the completion of the system purchase and testing, the Company completed its Year 2000 program testing and implementation phases. The Company had established contingency plans for all of its mission critical systems as of year-end 1998, and will continue to evaluate the implementation of such plans during the remainder of 1999. Throughout the remainder of 1999, the Company will also continue to monitor its commercial loan portfolio and evaluate its new commercial loan business to insure that our customers' exposure to Year 2000 risks will not adversely affect the quality of the loan portfolio. Total costs for the Year 2000 renovation project, excluding ATMs purchased in 1998 and the new Unisys computer system purchased in 1999, are expected to be approximately $100,000. The majority of the costs were expensed in 1998. The Company has funded, and plans to fund, its Year 2000 related expenditures out of general operating sources and expense them as incurred.


PART 2.  OTHER INFORMATION

ITEM 1.  Legal Proceedings
         Not applicable.

ITEM 2.  Changes in Securities
         Not applicable.

ITEM 3.  Defaults Upon Senior Securities
         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Securities Holders
         Not applicable.

ITEM 5.  Other Information
         Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

         a) Exhibits required by Item 601 of Regulation S-K:

         Exhibit No.  Description

               3.1 Amended and Restated Certificate of Incorporation of the Company (1)

               3.2  Amended and Restated Bylaws of the Company (1)

               10.1 Change of Control Agreement,  dated as of February 16, 1999, by and among the Company, First National Bank of Cortland, Oneida Valley National Bank, and David P. Kershaw (2)

               10.2 Change of Control Agreement,  dated as of February 16, 1999, by and among the Company, First National Bank of Cortland, Oneida Valley National Bank, and James W. Getman (2)

               27   Financial Data Schedule (2)


               (1)  Incorporated  herein by  reference  to the exhibit  with the same number to the Registration Statement on Form S-4 (Registration No. 333-62623) of the Company previously filed with the Securities and Exchange Commission (the "Commission") on August 31, 1998, as amended.

               (2)  Filed herewith.


         b) Reports on Form 8-K

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


                                       ALLIANCE FINANCIAL CORPORATION



DATE   May 14, 1999                    /s/  David R. Alvord
    ---------------------------        -------------------------------------
                                       David R. Alvord, President & Co-CEO



DATE   May 14, 1999                    /s/ David P. Kershaw
    ---------------------------        -------------------------------------
                                       David P. Kershaw, Treasurer & CFO

                                   EXHIBIT 10.1



                           CHANGE OF CONTROL AGREEMENT


         THIS AGREEMENT is made as of February 16, 1999 by and between (i) Alliance Financial Corporation, a New York corporation and registered bank holding company ("Corporation") and First National Bank of Cortland and Oneida Valley National Bank, both of which are wholly-owned subsidiaries of the Corporation and which will be merged and known as Alliance Bank, N.A. (collectively, referred to as "Bank"), having offices in Oneida and Cortland, New York (the Corporation and the Bank are referred to collectively in this Agreement as the "Employer"), and (ii) David P. Kershaw currently residing in Hamilton, New York ("Executive").


                                    WITNESSETH:

         WHEREAS, the Board of Directors (the "Board") of the Employer has approved the Bank entering into a severance agreement with certain key executives to encourage the continued dedication of the Executive to the Bank and to promote the stability of Bank management by providing certain protections for the Executive in the event a change of control occurs with the Bank; and

         WHEREAS, should the Corporation receive any proposal from a third person concerning any possible business combination with, or acquisition of equity securities of, the Corporation, the Board believes it imperative that the Corporation be able to rely upon the Executive to continue in his position, and that the Corporation be able to receive and rely upon his advice, if it requests it, as to the best interests of the Corporation and its shareholders without concern that he might be distracted by the personal uncertainties and risks created by such a proposal; and

         WHEREAS, should the Corporation receive any such proposals, in addition to the Executive's regular duties, he may be called upon to assist in the assessment of such proposals, to advise management and the Board as to whether such proposals would be in the best interests of the Corporation and its shareholders, and to take such other actions as the Board might determine to be appropriate; and

         WHEREAS, the Board also desires to encourage the continued dedication of the Executive to the Corporation and to the Bank and to promote the stability of the Bank's management by providing certain protections for the Executive in the event that a Change in Control (as hereinafter defined) occurs with respect to the Corporation;

         NOW, THEREFORE, to assure the Employer will have the continued dedication of the Executive and the availability of his advice and service notwithstanding the possibility, threat or occurrence of a bid to take over control of the Corporation, and to induce the Executive to remain in the employ of the Bank, and for other good and valuable consideration, the Employer and the Executive agree as follows:

          1. Services During Certain Events. In the event a "person" or "group" (as such quoted terms are defined in Section 4(a)(i) below) begins a tender or exchange offer, circulates a proxy to shareholders, or takes other steps seeking to effect a Change of Control (as defined in Section 4(a) below), the Executive agrees that he will not voluntarily leave the employ of the Bank and will render the services contemplated in the recitals to this Agreement consistent with his then current employment terms until the such person or group has abandoned or terminated his or its efforts to effect a Change of Control or until three (3) months after a Change of Control has occurred, but in no event shall such period exceed six months.

          2. Termination After Change in Control.

               (a) Change of Control Payment. In the event of a Termination (as defined in Section 4(b) below) of the Executive's employment with the Bank in anticipation of, or within 24 months after, a Change of Control, the Bank shall be obligated, subject to the limitation contained in Section 2(d) below, to pay the Executive an amount equal to two times the Executive's Average Annual Taxable Compensation (as defined in Section 4(e) below). Such amount shall be payable to the Executive in eight (8) equal quarterly installments (subject to any applicable payroll or other taxes required to be withheld), over a two (2) year period, without interest, with the first such payment made not later than 30 days after the Executive's last day of employment with the Bank and each succeeding payment being due on the same day of every third calendar month thereafter. In the event the Executive dies at any time during the two years following his Termination, any remaining unpaid installments provided for by this
                    Section 2(a) shall be paid to his estate. Notwithstanding the foregoing, at the sole election of the Bank, the entire amount payable to the Executive pursuant to this Section 2(a) may be paid in a lump sum, not later than the 30th day following the Executive's last day of employment with the Bank.

               (b) Employee Benefits. In the event a Change of Control occurs and the Executive is entitled to the Change of Control payment set forth in Section 2(a), Executive shall also be provided with the same level of standard employee benefits he was receiving on the date of Termination, or the cash equivalent of such benefits, for a period of 24 months following Executive's termination.

               (c) Stock Options. In the event a Change of Control occurs and the Executive is entitled to the Change of Control payment set forth in Section 2(a), all forms of equity based compensation previously granted to Executive, including any stock options or other awards under the Corporation's Long Term Incentive Compensation Plan, shall become immediately vested and exercisable. In such event, the Corporation shall take all necessary and appropriate action to effect such treatment, and such benefits shall otherwise be governed by the terms of the plan and related grant document under which such benefit was granted.

               (d) Limitation. Notwithstanding anything in this Agreement to the contrary, in the event that the amount payable to the Executive pursuant to Section 2(a) above, when added to all other amounts paid or to be paid to, and the value of all property received or to be received by the Executive in anticipation of or following a Change of Control, whether paid or received pursuant to this Agreement or otherwise (such other amounts and property being referred to herein as "Other Change in Control Payments"), would constitute an excess parachute payment within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (or any successor or renumbered section), then the amount payable pursuant to Section 2(a) of this Agreement shall be reduced to the maximum amount which, when added to such Other Change in Control Payments, does not constitute an excess parachute payment.

          3. Employment "at Will". Notwithstanding any provisions of this Agreement, this Agreement shall not confer upon the Executive the right to be retained in the service of the Bank nor limit the right of the Bank to discharge or otherwise change the terms of employment, except to the extent expressly provided herein. It is the express understanding of the parties hereto that the Executive's employment shall at all times be "at will", notwithstanding any provisions of this Agreement. Accordingly, the Executive or the Bank may terminate the Executive's employment with the Bank at any time with or without cause, except as otherwise provided by law.

          4. Definitions. For purposes of this Agreement, the following terms shall have the following respective meanings:

          (a)  A "Change of Control" shall be deemed to have occurred if either:

               (i) any "person," including a "group," as determined in accordance with Section 13(d)(3) of the Securities Exchange Act of 1934 ("Exchange Act"), is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation representing 30% or more of the combined voting power of the Corporation's then outstanding securities;

               (ii) as a result of, or in connection  with,  any tender offer or exchange offer, merger or other business combination (each a "Transaction"), the persons who were directors of Employer before the Transaction shall cease to constitute a majority of the Board of Directors of the Corporation or any successor to the Corporation;

               (iii)the  Corporation  is merged  or  consolidated  with  another corporation and, as a result of the merger or consolidation, less than 70% of the outstanding voting securities of the surviving or resulting corporation shall then be owned in the aggregate by the former shareholders of the Corporation, other than (A) affiliates within the meaning of the Exchange Act, or (B) any party to the merger or consolidation;

               (iv) a tender offer or exchange offer is made and consummated for the ownership of securities of the Corporation representing 30% or more of the combined voting power of the Corporation's then outstanding voting securities; or (v) the Corporation transfers all or substantially all of its assets to another corporation or entity which is not controlled by the Corporation.

          (b) "Termination" shall mean (1) termination by the Employer (or successor entity) of the employment of the Executive for any reason other than death, Disability (as defined in Section 4(d)) or Termination for Cause (as defined in Section 4(c)), or (2) resignation of the Executive upon the occurrence of the following events:

               (i) A significant change in the nature or scope of the Executive's authority from that prior to a Change of Control, (ii) a reduction in the Executive's total compensation (including all earned bonuses and benefits) from that prior to a Change of Control, or (iii) a change in the general location where the Executive is required to perform services from that prior to a Change of Control.

          (c) "Termination for Cause" shall mean (i) conduct involving fraud, misappropriation or intentional material damage to the property or business of the Employer, or commission of a misdemeanor or felony, (ii) failure or breach to perform Executive's designated duties consistent with his position after receiving written notice from the Employer specifying the nature of the alleged failure or breach and failing to correct the failure or breach within 15 days of such notice, or (iii) Executive's intentional violation of the Employer's written policies, Executive's fiduciary duties, or any law or regulation which results in material damage or cost to the Employer.

          (d) "Disability" shall mean the Executive's absence from his duties with the Employer on a full time basis for six (6) successive months, or for shorter periods aggregating seven (7) months or more in any year, as a result of the Executive's incapacity due to physical or mental illness, unless within 30 days after the Employer gives written notice of termination following such absence the Executive shall have returned to the full time performance of his duties.

          (e) "Average Annual Taxable Compensation" means the average annual compensation of the Executive from the Bank over the three most recent taxable years (or shorter time of Executive's employment on an annualized basis) preceding the year in which the Change of Control occurs, which is includable in gross income for federal income tax purposes, including base salary and bonus compensation, but excluding any contributions made for the Executive's benefit to any qualified pension or profit sharing plan (including a 401(k) plan), amounts payable to or deferred at the election of the Executive under any other deferred compensation plan which are not taxable to the Executive prior to the date of the Executive's Termination, and any other non-taxable fringe benefits. For purpose of determining the Executive's Average Annual Taxable Compensation, pursuant to
               Section 2(a) above, compensation paid during less than all of a taxable year shall be annualized based on the intent that Executive shall be entitled to the benefits of this Agreement immediately upon the date of this Agreement.

          5. Trade Secrets. It is recognized that the Bank has acquired and developed and will continue to acquire and develop techniques, plans, processes, computer programs, and lists of customers and their particular requirements which may pertain to Bank related services and equipment, and related trade secrets, know-how, which are proprietary and confidential in nature and are and will continue to be of unique value to the Bank and its business (all hereinafter referred to as "Confidential Information"). All Confidential Information known or in the possession of Executive shall be kept and maintained by him as confidential and proprietary to the Bank. The Executive shall not disclose any Confidential Information at any time directly or indirectly, in any manner to any person or firm, except to other employees of the Bank on a "need to know" basis. Upon termination of his employment for any reason, the Executive shall without demand therefore deliver to the Bank all Confidential Information in his possession. The obligations of this Section shall survive the termination of this Agreement indefinitely.

          6. Successors. This Agreement shall be binding upon and inure to the benefit of the Executive and his estate, and the Employer and any successors of the Employer, but neither this Agreement nor any rights arising hereunder may be assigned or pledged by the Executive.

          7. Entire Agreement. This Agreement represents the entire agreement between the parties with respect to the subject matter of this Agreement and specifically supersedes any and all oral or written agreements on its subject matter previously agreed to by the parties.

          8. Severability. Any provision in this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective only to the extent of such prohibition or unenforceability without invalidating or affecting the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not be invalidated or rendered unenforceable such provision in any other jurisdiction.

          9. Controlling Law. This Agreement shall in all respects be governed by, and construed in accordance with, the laws of the State of New York. The Employer shall be entitled to deduct and withhold from compensation and benefits hereunder all income and employment taxes and any other similar taxes or sums required by law to be withheld.

          10. Term of Agreement; Initial Term and Renewal. The Initial term of this Agreement shall commence as of February 16, 1999 and shall continue through December 31, 1999, unless earlier terminated as provided herein. Thereafter, this Agreement shall be renewed for additional one year periods, unless either party gives written notice of non-renewal of this Agreement to the other party at least thirty (30) days prior to the expiration of the initial term or any renewal term; provided, however, that in no case shall this Agreement terminate: (i) within 12 months after the occurrence of a Change of Control, or (ii) during any period of time when the Employer has knowledge that any person or group (such terms are defined in Section 4(a)(i) above) has taken steps reasonably calculated to effect a Change in Control until, in the opinion of the Board, such person or group has abandoned or terminated his or its efforts to effect a Change of Control. Any determination by the Board that such person or group has abandoned or terminated his or its efforts to effect a Change of Control shall be conclusive and binding as the Executive.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the date specified in the first paragraph of this Agreement.


                                     ALLIANCE FINANCIAL CORPORATION


                                     By: /s/ John C. Mott
                                        ----------------------------
                                         John C. Mott
                                         Co-Executive Officer


                                     FIRST NATIONAL BANK OF CORTLAND


                                     By: /s/ David R. Alvord
                                        ----------------------------
                                         David R. Alvord
                                         President and Chief Executive Officer


                                     ONEIDA VALLEY NATIONAL BANK


                                     By: /s/ John C. Mott
                                        ----------------------------
                                         John C. Mott
                                         President and Chief Executive Officer


                                     EXECUTIVE:

                                        /s/ David P. Kershaw
                                        ----------------------------
                                         David P. Kershaw

                                    EXHIBIT 10.2



                            CHANGE OF CONTROL AGREEMENT


         THIS AGREEMENT is made as of February 16, 1999 by and between (i) Alliance Financial Corporation, a New York corporation and registered bank holding company ("Corporation") and First National Bank of Cortland and Oneida Valley National Bank, both of which are wholly-owned subsidiaries of the Corporation and which will be merged and known as Alliance Bank, N.A. (collectively, referred to as "Bank"), having offices in Oneida and Cortland, New York (the Corporation and the Bank are referred to collectively in this Agreement as the "Employer"), and (ii) James W. Getman currently residing at Box A-81CC, Rockefeller Road, Moravia, New York ("Executive").


                                   WITNESSETH:

         WHEREAS, the Board of Directors (the "Board") of the Employer has approved the Bank entering into a severance agreement with certain key executives to encourage the continued dedication of the Executive to the Bank and to promote the stability of Bank management by providing certain protections for the Executive in the event a change of control occurs with the Bank; and

         WHEREAS, should the Corporation receive any proposal from a third person concerning any possible business combination with, or acquisition of equity securities of, the Corporation, the Board believes it imperative that the Corporation be able to rely upon the Executive to continue in his position, and that the Corporation be able to receive and rely upon his advice, if it requests it, as to the best interests of the Corporation and its shareholders without concern that he might be distracted by the personal uncertainties and risks created by such a proposal; and

         WHEREAS, should the Corporation receive any such proposals, in addition to the Executive's regular duties, he may be called upon to assist in the assessment of such proposals, to advise management and the Board as to whether such proposals would be in the best interests of the Corporation and its shareholders, and to take such other actions as the Board might determine to be appropriate; and

         WHEREAS, the Board also desires to encourage the continued dedication of the Executive to the Corporation and to the Bank and to promote the stability of the Bank's management by providing certain protections for the Executive in the event that a Change in Control (as hereinafter defined) occurs with respect to the Corporation;

         NOW, THEREFORE, to assure the Employer will have the continued dedication of the Executive and the availability of his advice and service notwithstanding the possibility, threat or occurrence of a bid to take over control of the Corporation, and to induce the Executive to remain in the employ of the Bank, and for other good and valuable consideration, the Employer and the Executive agree as follows:

          1. Services During Certain Events. In the event a "person" or "group" (as such quoted terms are defined in Section 4(a)(i) below) begins a tender or exchange offer, circulates a proxy to shareholders, or takes other steps seeking to effect a Change of Control (as defined in Section 4(a) below), the Executive agrees that he will not voluntarily leave the employ of the Bank and will render the services contemplated in the recitals to this Agreement consistent with his then current employment terms until the such person or group has abandoned or terminated his or its efforts to effect a Change of Control or until three (3) months after a Change of Control has occurred, but in no event shall such period exceed six months.

          2.   Termination After Change in Control.

               (a) Change of Control Payment. In the event of a Termination (as defined in Section 4(b) below) of the Executive's employment with the Bank in anticipation of, or within 24 months after, a Change of Control, the Bank shall be obligated, subject to the limitation contained in Section 2(d) below, to pay the Executive an amount equal to two times the Executive's Average Annual Taxable Compensation (as defined in Section 4(e) below). Such amount shall be payable to the Executive in eight (8) equal quarterly installments (subject to any applicable payroll or other taxes required to be withheld), over a two (2) year period, without interest, with the first such payment made not later than 30 days after the Executive's last day of employment with the Bank and each succeeding payment being due on the same day of every third calendar month thereafter. In the event the Executive dies at any time during the two years following his Termination, any remaining unpaid installments provided for by this
                    Section 2(a) shall be paid to his estate. Notwithstanding the foregoing, at the sole election of the Bank, the entire amount payable to the Executive pursuant to this Section 2(a) may be paid in a lump sum, not later than the 30th day following the Executive's last day of employment with the Bank.

               (b) Employee Benefits. In the event a Change of Control occurs and the Executive is entitled to the Change of Control payment set forth in Section 2(a), Executive shall also be provided with the same level of standard employee benefits he was receiving on the date of Termination, or the cash equivalent of such benefits, for a period of 24 months following Executive's termination.

               (c) Stock Options. In the event a Change of Control occurs and the Executive is entitled to the Change of Control payment set forth in Section 2(a), all forms of equity based compensation previously granted to Executive, including any stock options or other awards under the Corporation's Long Term Incentive Compensation Plan, shall become immediately vested and exercisable. In such event, the Corporation shall take all necessary and appropriate action to effect such treatment, and such benefits shall otherwise be governed by the terms of the plan and related grant document under which such benefit was granted.

               (d) Limitation. Notwithstanding anything in this Agreement to the contrary, in the event that the amount payable to the Executive pursuant to Section 2(a) above, when added to all other amounts paid or to be paid to, and the value of all property received or to be received by the Executive in anticipation of or following a Change of Control, whether paid or received pursuant to this Agreement or otherwise (such other amounts and property being referred to herein as "Other Change in Control Payments"), would constitute an excess parachute payment within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (or any successor or renumbered section), then the amount payable pursuant to Section 2(a) of this Agreement shall be reduced to the maximum amount which, when added to such Other Change in Control Payments, does not constitute an excess parachute payment.

          3. Employment "at Will". Notwithstanding any provisions of this Agreement, this Agreement shall not confer upon the Executive the right to be retained in the service of the Bank nor limit the right of the Bank to discharge or otherwise change the terms of employment, except to the extent expressly provided herein. It is the express understanding of the parties hereto that the Executive's employment shall at all times be "at will", notwithstanding any provisions of this Agreement. Accordingly, the Executive or the Bank may terminate the Executive's employment with the Bank at any time with or without cause, except as otherwise provided by law.

          4. Definitions. For purposes of this Agreement, the following terms shall have the following respective meanings:

          (a)  A "Change of Control" shall be deemed to have occurred if either:

               (i) any "person," including a "group," as determined in accordance with Section 13(d)(3) of the Securities Exchange Act of 1934 ("Exchange Act"), is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation representing 30% or more of the combined voting power of the Corporation's then outstanding securities;

               (ii) as a result of, or in connection  with,  any tender offer or exchange offer, merger or other business combination (each a "Transaction"), the persons who were directors of Employer before the Transaction shall cease to constitute a majority of the Board of Directors of the Corporation or any successor to the Corporation;

               (iii)the  Corporation  is merged  or  consolidated  with  another corporation and, as a result of the merger or consolidation, less than 70% of the outstanding voting securities of the surviving or resulting corporation shall then be owned in the aggregate by the former shareholders of the Corporation, other than (A) affiliates within the meaning of the Exchange Act, or (B) any party to the merger or consolidation;

               (iv) a tender offer or exchange offer is made and consummated for the ownership of securities of the Corporation representing 30% or more of the combined voting power of the Corporation's then outstanding voting securities; or (v) the Corporation transfers all or substantially all of its assets to another corporation or entity which is not controlled by the Corporation.

          (b) "Termination" shall mean (1) termination by the Employer (or successor entity) of the employment of the Executive for any reason other than death, Disability (as defined in Section 4(d)) or Termination for Cause (as defined in Section 4(c)), or (2) resignation of the Executive upon the occurrence of the following events:

               (i) A significant change in the nature or scope of the Executive's authority from that prior to a Change of Control, (ii) a reduction in the Executive's total compensation (including all earned bonuses and benefits) from that prior to a Change of Control, or (iii) a change in the general location where the Executive is required to perform services from that prior to a Change of Control.

          (c) "Termination for Cause" shall mean (i) conduct involving fraud, misappropriation or intentional material damage to the property or business of the Employer, or commission of a misdemeanor or felony, (ii) failure or breach to perform Executive's designated duties consistent with his position after receiving written notice from the Employer specifying the nature of the alleged failure or breach and failing to correct the failure or breach within 15 days of such notice, or (iii) Executive's intentional violation of the Employer's written policies, Executive's fiduciary duties, or any law or regulation which results in material damage or cost to the Employer.

          (d) "Disability" shall mean the Executive's absence from his duties with the Employer on a full time basis for six (6) successive months, or for shorter periods aggregating seven (7) months or more in any year, as a result of the Executive's incapacity due to physical or mental illness, unless within 30 days after the Employer gives written notice of termination following such absence the Executive shall have returned to the full time performance of his duties.

          (e) "Average Annual Taxable Compensation" means the average annual compensation of the Executive from the Bank over the three most recent taxable years (or shorter time of Executive's employment on an annualized basis) preceding the year in which the Change of Control occurs, which is includable in gross income for federal income tax purposes, including base salary and bonus compensation, but excluding any contributions made for the Executive's benefit to any qualified pension or profit sharing plan (including a 401(k) plan), amounts payable to or deferred at the election of the Executive under any other deferred compensation plan which are not taxable to the Executive prior to the date of the Executive's Termination, and any other non-taxable fringe benefits. For purpose of determining the Executive's Average Annual Taxable Compensation, pursuant to
               Section 2(a) above, compensation paid during less than all of a taxable year shall be annualized based on the intent that Executive shall be entitled to the benefits of this Agreement immediately upon the date of this Agreement.

          5. Trade Secrets. It is recognized that the Bank has acquired and developed and will continue to acquire and develop techniques, plans, processes, computer programs, and lists of customers and their particular requirements which may pertain to Bank related services and equipment, and related trade secrets, know-how, which are proprietary and confidential in nature and are and will continue to be of unique value to the Bank and its business (all hereinafter referred to as "Confidential Information"). All Confidential Information known or in the possession of Executive shall be kept and maintained by him as confidential and proprietary to the Bank. The Executive shall not disclose any Confidential Information at any time directly or indirectly, in any manner to any person or firm, except to other employees of the Bank on a "need to know" basis. Upon termination of his employment for any reason, the Executive shall without demand therefore deliver to the Bank all Confidential Information in his possession. The obligations of this Section shall survive the termination of this Agreement indefinitely.

          6. Successors. This Agreement shall be binding upon and inure to the benefit of the Executive and his estate, and the Employer and any successors of the Employer, but neither this Agreement nor any rights arising hereunder may be assigned or pledged by the Executive.

          7. Entire Agreement. This Agreement represents the entire agreement between the parties with respect to the subject matter of this Agreement and specifically supersedes any and all oral or written agreements on its subject matter previously agreed to by the parties.

          8. Severability. Any provision in this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective only to the extent of such prohibition or unenforceability without invalidating or affecting the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not be invalidated or rendered unenforceable such provision in any other jurisdiction.

          9. Controlling Law. This Agreement shall in all respects be governed by, and construed in accordance with, the laws of the State of New York. The Employer shall be entitled to deduct and withhold from compensation and benefits hereunder all income and employment taxes and any other similar taxes or sums required by law to be withheld.

          10. Term of Agreement; Initial Term and Renewal. The Initial term of this Agreement shall commence as of February 16, 1999 and shall continue through December 31, 1999, unless earlier terminated as provided herein. Thereafter, this Agreement shall be renewed for additional one year periods, unless either party gives written notice of non-renewal of this Agreement to the other party at least thirty (30) days prior to the expiration of the initial term or any renewal term; provided, however, that in no case shall this Agreement terminate: (i) within 12 months after the occurrence of a Change of Control, or (ii) during any period of time when the Employer has knowledge that any person or group (such terms are defined in Section 4(a)(i) above) has taken steps reasonably calculated to effect a Change in Control until, in the opinion of the Board, such person or group has abandoned or terminated his or its efforts to effect a Change of Control. Any determination by the Board that such person or group has abandoned or terminated his or its efforts to effect a Change of Control shall be conclusive and binding as the Executive.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the date specified in the first paragraph of this Agreement.


                                     ALLIANCE FINANCIAL CORPORATION


                                     By: /s/ John C. Mott
                                        ----------------------------
                                         John C. Mott
                                         Co-Executive Officer


                                     FIRST NATIONAL BANK OF CORTLAND


                                     By: /s/ David R. Alvord
                                        ----------------------------
                                         David R. Alvord
                                         President and Chief Executive Officer


                                     ONEIDA VALLEY NATIONAL BANK


                                     By: /s/ John C. Mott
                                        ----------------------------
                                         John C. Mott
                                         President and Chief Executive Officer


                                     EXECUTIVE:

                                         /s/ James W. Getman
                                        ----------------------------
                                         James W. Getman