Form 10-Q
period 1999-06-30
ALLIANCE FINANCIAL CORP /NY/
filed 1999-08-13
CIK 796317

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES        EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999


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

                        Yes  X                    No

The number of shares outstanding of the registrant's common stock on August 11, 1999: Common Stock, $1.00 Par Value -- 3,570,711 shares.

                                  CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Consolidated Statements of Condition as of June 30, 1999 and December 31, 1998

                  Consolidated Statements of Income for the Three Months Ended June 30, 1999 and 1998 and Six Months Ended June 30, 1999 and 1998

                  Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 1999 and 1998 and Six Months Ended June 30, 1999 and 1998

                  Consolidated Statements of Changes in Shareholders' Equity for June 30, 1999

                  Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998

                  Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Item 2.       Changes in Securities

Item 3.       Defaults Upon Senior Securities

Item 4.       Submission of Matters to a Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           ALLIANCE FINANCIAL CORPORATION
                        Consolidated Statements of Condition
                               (Dollars in Thousands)
                                                                 June 30, 1999        December 31, 1998
                                                                  (Unaudited)                   (Note)
ASSETS
   Cash and due from banks                                            $ 17,448                 $ 23,431
   Federal funds sold                                                     ---                    10,700
                                                                       -------                   ------
      Total cash and cash equivalents                                   17,448                   34,131
      Held-to-maturity investment securities                            10,633                   13,436
      Available-for-sale investment securities                         189,438                  158,801
                                                                       -------                  -------
         Total investment securities (fair value
            $200,071 & $172,288, respectively)                         200,071                  172,237
   Total loans                                                         263,261                  255,508
   Unearned income                                                      (1,718)                  (2,212)
   Allowance for possible loan losses                                   (3,260)                  (3,001)
                                                                       -------                  -------
   Net loans                                                           258,283                  250,295

   Bank premises, furniture, and equipment                               8,960                    8,289
   Other assets                                                          6,844                    6,753
                                                                       -------                  -------
       Total Assets                                                    491,606                  471,705
                                                                       =======                  =======

LIABILITIES
   Non-interest bearing deposits                                        55,668                   60,534
   Interest bearing deposits                                           371,493                  353,060
                                                                       -------                  -------
      Total deposits                                                   427,161                  413,594
   Borrowings                                                            9,200                      752
   Other liabilities                                                     4,707                    6,191
                                                                       -------                  -------

      Total Liabilities                                                441,068                  420,537

SHAREHOLDERS' EQUITY
   Preferred stock (par value $25.00)
     1,000,000 shares authorized, none issued
   Common stock (par value $1.00)
     10,000,000 shares authorized
     3,641,035 and 3,641,178 shares issued;
     3,594,811 and 3,594,954 shares outstanding,
      respectively                                                       3,641                    3,641
   Surplus                                                               3,641                    3,641
   Undivided profits                                                    45,228                   43,864
   Accumulated other comprehensive income                                 (906)                   1,088
   Treasury stock, at cost: 46,224 shares                               (1,066)                  (1,066)
                                                                       -------                  -------

      Total Shareholders' Equity                                        50,538                   51,168

      Total Liabilities & Shareholders' Equity                        $491,606                 $471,705
                                                                      ========                 ========

The accompanying notes are an integral part of the consolidated financial statements.


                         ALLIANCE FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                             (Dollars in Thousands)
                                                                 Three Months Ended                Six Months Ended
                                                                     June 30,                         June 30,
                                                                1999            1998            1999            1998
Interest Income:
   Interest & fees on loans                                   $5,634          $5,349         $11,024         $10,860
   Interest on investment securities                           2,975           2,513           5,596           4,722
   Interest on federal funds sold                                175             195             325             333
                                                               -----           -----          ------          ------
      Total Interest Income                                    8,784           8,057          16,945          15,915

Interest Expense:
   Interest on deposits                                        3,298           3,359           6,616           6,642
   Interest on borrowings                                        174              23             186              59
                                                               -----           -----          ------          ------
      Total Interest Expense                                   3,472           3,382           6,802           6,701

      Net Interest Income                                      5,312           4,675          10,143           9,214

Provision for loan losses                                        250             149             475             323
                                                               -----           -----          ------          ------
      Net Interest Income After Provision for Losses           5,062           4,526           9,668           8,891

Other Income                                                   1,016             922           2,127           1,915
                                                               -----           -----          ------          ------
      Total Operating Income                                   6,078           5,448          11,795          10,806

Other Expenses                                                 4,199           3,934           8,146           7,771
                                                               -----           -----          ------          ------
      Income Before Income Taxes                               1,879           1,514           3,649           3,035

Provision for income taxes                                       506             412           1,027             847
                                                               -----           -----          ------          ------
      Net Income                                              $1,373          $1,102         $ 2,622         $ 2,188
                                                              ======          ======         =======         =======

Net Income per Common Share/Basic and Diluted                  $ .38           $ .31           $ .73           $ .61
                                                               =====           =====           =====           =====


The accompanying notes are an integral part of the consolidated financial statements.


                          ALLIANCE FINANCIAL CORPORATION
                  Consolidated Statements of Comprehensive Income
                                    (Unaudited)
                              (Dollars in Thousands)
                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                       June 30,
                                                                    1999           1998           1999            1998

Net Income                                                       $ 1,373         $1,102        $ 2,622         $ 2,188

Other Comprehensive Income, net of taxes:
   Unrealized net gain on securities:

   Unrealized holding losses arising during the period            (2,662)          (130)        (3,451)            (79)

   Less: Reclassification adjustment for (gains) losses
     included in net income                                          (34)             4           (127)              9
                                                                   -----          -----          -----           -----
                                                                  (2,628)          (134)        (3,324)            (88)

Income tax benefit                                                 1,052             54          1,330              35
                                                                   -----          -----          -----           -----

Other Comprehensive losses, net of tax                            (1,576)           (80)        (1,994)            (53)
                                                                   -----          -----          -----           -----

Comprehensive (Loss) Income                                       $ (203)        $1,022          $ 628         $ 2,135


The accompanying notes are an integral part of the consolidated financial statements.


                        ALLIANCE FINANCIAL CORPORATION
          Consolidated Statements of Changes in Shareholders' Equity
                            (Dollars in Thousands)


                                                        Issued                    Additional
                                                        Common         Common        Paid In      Retained
                                                        Shares          Stock        Capital      Earnings

Balance at December 31, 1998                         3,641,178         $3,641         $3,641       $43,864

   Net Income                                                                                        2,622

   Cash Dividend, $.35 per share                                                                    (1,258)

   Change in unrealized net
     (loss) on investment securities

   Shares retired in lieu of fractional shares            (143)

Balance at June 30, 1999                             3,641,035         $3,641         $3,641       $45,228
                                                                       ======         ======       =======



                                                       Accumulated
                                                             Other
                                                     Comprehensive      Treasury
                                                            Income         Stock       Total

Balance at December 31, 1998                                $1,088       $(1,066)      $51,168

   Net Income                                                                            2,622

   Cash Dividend, $.35 per share                                                        (1,258)

   Change in unrealized net
     (loss) on investment securities                        (1,994)                     (1,994)

   Shares retired in lieu of fractional shares

Balance at June 30, 1999                                    $ (906)      $(1,066)      $50,538
                                                            =======      ========      =======


The accompanying notes are an integral part of the financial statements.


                    ALLIANCE FINANCIAL CORPORATION
                 Consolidated Statements of Cash Flows
                              (Unaudited)
                        (Dollars in Thousands)
                                                                                             Six Months Ended
                                                                                                 June 30,
OPERATING ACTIVITIES                                                                       1999               1998
      Net Income                                                                        $ 2,622            $ 2,188
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
      Provision for loan losses                                                             475                323
      Provision for depreciation                                                            537                450
      Realized investment security (gains) losses                                          (127)                 9
      Amortization of investment security premiums, net                                     305                143
      Change in other assets and liabilities                                               (245)               419
                                                                                        -------            -------
         Net Cash Provided by Operating Activities                                        3,567              3,532

INVESTMENT ACTIVITIES
      Proceeds from maturities of investment securities,                                 31,939             27,120
        available-for-sale
      Proceeds from maturities of investment securities,                                    500              1,380
        held-to-maturity
      Purchase of investment securities, available-for-sale                             (72,241)           (31,680)
      Purchase of investment securities, held-to-maturity                                   ---               (505)
      Proceeds from the sale of investment securities                                     8,466              3,355
      Net increase in loans                                                              (8,463)            (6,011)
      Purchase of premises and equipment, net                                            (1,208)              (183)
                                                                                        -------            -------
         Net Cash Used by Investing Activities                                          (41,007)            (6,524)

FINANCING ACTIVITIES
      Net increase in demand deposits, NOW & savings accounts                            14,061             23,965
      Net (decrease) increase in time deposits                                             (494)             7,298
      Net increase (decrease) in borrowings                                               8,448             (1,940)
      Purchase of Treasury Stock                                                            ---                (86)
      Cash dividends                                                                     (1,258)            (1,185)
                                                                                        -------            -------
         Net Cash Provided by Financing Activities                                       20,757             28,052
         (Decrease) Increase in Cash and Cash Equivalents                               (16,683)            25,060
      Cash and cash equivalents at beginning of year                                     34,131             20,989
                                                                                        -------            -------
         Cash and Cash Equivalents at End of Period                                     $17,448            $46,049
                                                                                        -------            -------

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
      Interest on deposits and short-term borrowings                                     $6,810             $6,579
      Income taxes                                                                          851                939

Non-Cash Investing Activities:
      Change in net unrealized (gains) losses on                                          3,324                 88
         available-for-sale securities

Non-Cash Financing Activities:
      Dividend declared and unpaid                                                          629                226


The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       Basis of Presentation

         The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's
         Discussion and Analysis of Results of Operations and Financial Condition" is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of the Company (as defined below), together with Management's Discussion and Analysis of the Results of Operations and Financial Condition as of December 31, 1998 and for the three-year period then ended. Accordingly, only materially changes in the results of operations and financial condition are discussed in the remainder of Part 1.

         All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months and six months ended June 30, 1999 and 1998. Certain reclassifications were made to the prior year's financial statements to conform to the Company's presentation.

B.       Earnings Per Share

         Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and six months ended June 30, 1999 and 1998, using 3,594,811 and 3,595,666 weighted average common shares outstanding for the three months ended, and 3,594,811 and 3,597,892 weighted average common shares outstanding for the six months ended, respectively. Diluted earnings per share gives effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. For the six months ended June 30, 1999, the assumed exercise of options would be antidilutive.


ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition

General

Throughout  this  analysis,  the term "the Company"  refers to the  consolidated entity of Alliance Financial Corporation and its wholly-owned banking subsidiary, Alliance Bank, N.A. Effective at the close of business on April 16, 1999, the Company merged its two banking subsidiaries, First National Bank of Cortland and Oneida Valley National Bank under the name of Alliance Bank, N.A.

The following discussion presents material changes in the Company's results of operations and financial condition during the three and six months ended June 30, 1999, which are not otherwise apparent from the consolidated financial statements included in this report.

This discussion and analysis contains certain forward-looking statements with respect to the financial condition, results of operations and business of Alliance Financial Corporation and its subsidiary. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:
(1) expected cost savings from merged operations cannot be fully realized or cannot be realized as quickly as anticipated; (2) the planned expansion into the Syracuse market is not completed on schedule or on budget or the new branches do not attract the expected loan and deposit customers; (3) competitive pressure in the banking industry increases significantly; (4) costs or difficulties related to the integration of the businesses of Cortland First and Oneida Valley are greater than expected; (5) changes in the interest rate environment reduce margins. (6) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (7) changes occur in the regulatory environment; (8) changes occur in business conditions and inflation; (9) changes occur in the securities markets; and (10) costs or difficulties related to the century date change conversion (Y2K) impacting bank operations or the financial services industry are greater than expected.

Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Results of Operations for the Three Months Ended June 30, 1999

Net income was $1,373,000, or $.38 per share, for the second quarter of 1999 compared to $1,102,000, or $.31 per share, for the same period in 1998. The $271,000 increase in net income represents a 24.6% increase over the prior year period while the earnings per share increase of $.07 represents a 22.6% increase. The return on average assets and return on average shareholder's equity were 1.12% and 10.75%, respectively, for the three months ended June 30, 1999, compared to 0.98% and 8.92%, respectively, for the second quarter of 1998. Continuing a trend from the first quarter of 1999, a higher level of earning assets and a lower cost on interest-bearing liabilities contributed to a $637,000, or 13.6%, increase in net interest income when comparing the second quarter ended 1999 to the same period in 1998. Interest and fees on loans was up $285,000, while interest on investment securities was up $462,000 when comparing the quarter ended June 30, 1999 to the quarter ended June 30, 1998. Average total loans for the 1999 second quarter were $262.5 million compared to $243.3 million in 1998. Average investment securities for the quarter ended June 30, 1999 were $26.8 million greater than the comparable 1998 period. Yields on average earning assets declined from 7.58% as of June 30, 1998, to 7.47% as of June 30, 1999.

Interest expense of $3,472,000 for the three month period ended June 30, 1999 compared to $3,382,000 for the same period in the prior year, and was up 2.7%. The average cost of interest bearing liabilities for the second quarter of 1999, at 3.61%, was down 3 basis points compared to the second quarter of 1998, while at the same time average interest bearing liabilities over the comparable periods increased by $42.6 million. Growth in non interest-bearing liabilities favorably impacted the Company's overall cost of funds.

The provision for loan loss expense for the second quarter of 1999 was $250,000, an increase of $101,000 compared to the second quarter of 1998 with the increase supporting the growth in loans. Net charge-offs trended lower, with $96,000 in charge-offs for the three month period ended June 30, 1999, compared to $120,000 in the first quarter of 1999, and $129,000 for the quarter ended June 30, 1998. Non-performing loans at 0.58% of total loans at June 30, 1999 were relatively stable, compared to 0.53% a year earlier. The allowance for possible loan losses balance as of June 30, 1999, in the amount of $3,260,000, increased to 1.24% of total loans compared to 1.19% a year earlier, and 1.14% at December 31, 1998.

Non-interest income of $1,016,000 for the second quarter of 1999 was up $94,000, or 10.2%, compared to the comparable quarter of 1998. Continued growth in trust department income and service charges on deposit represented the majority of the increase.

Non-interest expense increased $265,000, or 6.7%, for the three months ended June 30, 1999 compared to the same period in 1998. The increase was primarily due to increased advertising costs and the purchase of new forms and supplies in connection with the merger of the Company's two subsidiary banks in April.

Results of Operations for the Six Months ended June 30, 1999

Net income was $2,622,000, or $.73 per share, for the first six months of 1999 as compared to $2,188,000, or $.61 per share, for the same period in 1998. The $434,000 increase in net income represents a 19.8% increase over the same period in the previous year while the earnings per share increase of $.12 represents a 19.7% increase over the comparable period. The return of average assets improved to 1.07% from 0.99% while return on average equity improved to 10.18% from 8.76% when comparing the six months ended 1999 to the comparable period in 1998. Although the net interest margin declined slightly from 4.63% on June 30, 1998 to 4.60% on June 30, 1999, a $52.8 million increase in average earning assets in the first six months of 1999 as compared to the same period in 1998 contributed substantially to a $929,000, or 10.1%, increase in net interest income.

The Company increased its provision for loan loss expense by $152,000 in the first six months of 1999 compared to the comparable period in 1998 in connection with continued growth of loans. Net loan losses declined $152,000, or 41%, to $215,000 for the six month period ended June 30, 1999 as compared to the same period in 1998. Non-performing assets as a percent of total assets were 0.36% at June 30, 1999, compared to 0.34% on June 30, 1998.

Non-interest income of $2,127,000 for the first half of 1999 was up $212,000, or 11.1%, as compared to the first half of 1998. Trust department revenues increased 20.7% and service charges on deposit were up 15.7%. During the first six months of 1999, the Company took gains on the sales of securities in the amount of $127,000.

Non-interest expense increased $375,000, or 4.8%, for the six months ended June 30, 1999 as compared to the same period in 1998. Advertising, supplies, and communication expenses increased by $381,000, or 57%, compared to the first half of 1998 as a result of the merger of the banks. These expenses are expected to decline significantly in the second half following one time promotions and costs associated with the merging of the banks.

Financial Condition

Total assets  increased  $19,910,000,  or 4.2%, to $491,606,000 at June 30, 1999
from $471,705,000 at December 31, 1998. For the six months ended June 30, 1999, total loans net of unearned discount increased $8,247,000, or 3.2%, to $261,543,000. Substantially all of the loan growth occurred in the second quarter as management's commitment to merger related activities eased. A focus on commercial and indirect auto lending during the quarter was responsible for the loan growth. Investment securities as of June 30, 1999 in the amount of $200,071,000 were up $27,834,000, or 16%, since December 31, 1998. Deposits as of June 30, 1999 increased $13,567,000, or 3.3%, compared to year-end. During the first six months of 1999, the Company moved from a federal funds sold to a borrowing position with borrowings matched against certain loans and investments. Shareholders' equity at June 30, 1999 was $50,538,000, or 10.3%, of assets. During the first six months of 1999 the Company's retained earnings increased undivided profits by $1,364,000. Rising market interest rates, resulting from Federal Reserve Board actions, reduced the market value of the Company's available for sale investment securities, thereby contributing to the decrease in the Accumulated Other Comprehensive Income component of shareholders' equity by $1,994,000.

Other Information

On July 19, 1999, the Company opened a downtown Syracuse, New York branch office which is designed as a business banking center to provide banking, trust, and investment services to business customers. The branch will also have limited hours for consumer banking transactions. The Company is presently negotiating the purchase or lease of three other Syracuse area locations suitable for additional branch expansion scheduled for year-end 1999.

In December 1998, the Oneida Indian Nation ("The Nation") and the U.S. Justice Department filed motions to amend a longstanding claim against the State of New York to include a class of 20,000 unnamed defendants who own real property in Madison and Oneida Counties. If the motion is granted to amend the claim, litigation could involve assets of the Company. On March 26, 1999, the United States District Court heard arguments on the matter and has reserved its decision pending a negotiated settlement of the matter by the State of New York and The Nation. The Nation has indicated that the purpose of the legal action currently being undertaken is to force the State of New York to negotiate an equitable settlement of their claim which was ruled on by the United States Supreme Court in favor of The Nation over 13 years ago. Management believes that, ultimately, the State of New York will be held responsible for these claims and this matter will be settled without adversely impacting the Company.

Impact of the Year 2000

The Company has completed its testing and implementation phases of its Y2K program and believes that it has placed into service all of the systems and equipment necessary to reduce the Y2K risk to a minimum. In certain situations, the Company has relied on third party information which may be inaccurate because it is unverifiable by the Company. During the quarter ended June 30, 1999, the Company completed the development of its Business Resumption Contingency Plan which has established contingencies for all its mission critical systems, and procedures for all of the bank's operating and customer service departments in the event of Y2K related system failures. A Liquidity Contingency Plan, which includes consideration of customers year-end cash needs, has been completed and approved by the Board of Directors. The Company continues to monitor its commercial loan portfolio and evaluates its new commercial loan business to insure that customer's exposure to Y2K risks will not adversely affect the quality of the loan portfolio. The current portfolio Y2K related risk is considered to be low. The Company is continuing a customer Y2K awareness program throughout the balance of the year, to build and maintain confidence in the bank's state of readiness and ability to provide service through the date change period. The Company's Y2K plans are under continual review by its internal auditors and regulators.

Total costs for the Y2K renovation project are expected to be approximately $150,000. Costs have been expensed throughout 1998 and 1999 and the Company plans to continue to expense any remaining Y2K related costs as they are incurred.

Subsequent Events

On July 21, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 300,000 shares of its common stock, or approximately 8.3 percent of the Company's outstanding common stock. The shares may be repurchased from time-to-time, in accordance with applicable securities laws, in open-market transactions or privately negotiated transactions over the course of the next 12 months. The shares will be purchased at prevailing market prices from time-to-time during the repurchase period depending upon market conditions.

Repurchased   shares  will  become  treasury  shares  and  may  be  reissued  as appropriate in the future in connection with the Company's dividend reinvestment plan, stock option plan, or other corporate purposes such as acquisitions.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure using a computer simulation model that measures the impact of changes in interest rates on its interest income. As of June 30, 1999, an instantaneous 200 basis point increase in market interest rates was estimated to have a negative impact of 4.6% on net interest income over the next twelve month period, while a 200 basis point decrease in market interest rates was estimated to have a negative impact of 1.3% on the bank's net interest income. Computation of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit rate and mix changes, and should not be relied upon as indicative of actual results.


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
              Not applicable.

ITEM 2.  Changes in Securities
              Not applicable.

ITEM 3.  Defaults Upon Senior Securities
              Not applicable.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

              The Company held its Annual Meeting of Shareholders on April 28, 1999 (the "Meeting"). At the Meeting, each of the following persons were elected as Class I director whose term will expire at the 2002 Annual Meeting of Shareholders:


                                       FOR           WITHHELD        NON-VOTES

            David R. Alvord          3,027,581        28,626          676,417

            Donald S. Ames           3,027,861        28,346          676,417

            John W. Bailey           3,027,861        28,346          676,417

            Peter M. Dunn            3,027,581        28,626          676,417

            David P. Kershaw         3,027,581        28,626          676,417

            Garrison A. Marsted      3,027,095        29,112          676,417

            David J. Taylor          3,027,861        28,346          676,417



ITEM 5.  Other Information
              Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

         a) Exhibits required by Item 601 of Regulation S-K:

          Exhibit No.     Description

          3.1  Amended and Restated Certificate of Incorporation of the
               Company (1)

          3.2  Amended and Restated Bylaws of the Company (1)

          10.1 Directors Compensation Deferral Plan of the Company (2)

          27   Financial Data Schedule (2)


          (1) Incorporated herein by reference to the exhibit with the same number to the Registration Statement on Form S-4 (Registration No. 333-62623) of the Company previously filed with the
               Securities and Exchange Commission on August 31, 1998, as amended.

          (2)  Filed herewith.


         b)  Reports on Form 8-K

             Not Applicable.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ALLIANCE FINANCIAL CORPORATION



DATE August 13, 1999                        /s/  David R. Alvord
    -----------------------                 -----------------------------------
                                            David R. Alvord, President & Co-CEO



DATE August 13, 1999                        /s/ David P. Kershaw
    -----------------------                 -----------------------------------
                                            David P. Kershaw, Treasurer & CFO

                            EXHIBIT 10.1


                   Alliance Financial Corporation
                Directors Compensation Deferral Plan
                           April 20, 1999


1.       Purpose

           The purpose of this plan is to provide the option to each Director to defer all or any portion of his/her Director's fees received from Alliance Financial Corporation(the Company) and its subsidiaries or affiliates on the terms, and subject to the conditions set forth herein.

2.       Definitions

          The following terms shall have the meanings set forth below for purposes of this Plan;

          A. Beneficiary - The person or entity designated by a Director to receive payment of such Director's Reserve Account in the event of such Director's death prior to the payment to the Director of all amounts credited to such Reserve Account.

          B. Board - The Board of Directors of the Company, its subsidiaries or affiliates.

          C. Book Value - Book value per share is defined as the addition of the Capital, Surplus, and Undivided Profits components of the Company's Shareholder's Equity divided by the Company's total shares outstanding less Treasury Stock.

          D.   Committee - The Executive Committee of the Board.

          E.   Director - A member of the Board, active or emeritus.

          F. Director's Fees - Any compensation payable to a Director for services rendered to the Company, its subsidiaries or affiliates, including fees payable for services as a member of any committee of the Board, and any fees paid for services in other capacities as approved by the Board.

          G. Plan - This Alliance Financial Corporation Directors Compensation Deferral Plan, as herein set forth.

          H. Reserve Account - An account established and maintained by the Company in the name of a Director who has elected to participate in this Plan on the terms and subject to the conditions set forth herein.

3.       Administration of the Plan

         This Plan shall be administered by the Committee. Each member of the Committee shall be eligible to participate in the Plan. Subject to the provisions of this Plan, the Committee shall have sole and complete authority to (a) determine all questions of fact that may arise under this Plan; (b) interpret this Plan; (c) establish and revise rules and regulations relating to this Plan; (d) employ attorneys, consultants, accountants or other persons (upon the advice, opinions or valuations of whom the Committee shall be entitled to rely); (e) take such other actions and make such other determinations as the Committee may deem to be necessary or advisable for the administration of the Plan or as may be otherwise provided for or permitted hereunder.

         Decisions and determinations by the Committee shall be final, binding and conclusive upon all persons, including, but not limited to, the Company and its Directors. Except as otherwise required by applicable law, no member of the Committee shall be liable personally for any act or failure to act in connection with any of the Committee's responsibilities under this Plan. To the extent not prohibited by applicable law, the Company shall indemnify and hold harmless each member of the Committee from all claims for liability, loss or damage (including the payment of expenses in connection with the defense of any such claim) which result from any act or failure to act in connection with any of the Committee's responsibilities under this Plan

         The expenses of administering this Plan shall be borne by the Company.


4.       Effective Date; Merger of Existing  Plans.

          A. This Plan shall become effective April 20,1999, (Effective Date") and shall apply to Director's Fees earned by any Director on or after the Effective Date subject to the election requirements described in Paragraph 5.

          B. This Plan shall be the Successor to both First National Bank of Cortland Directors Compensation Deferral Plan and Oneida Valley Bancshares, Inc. Directors Compensation Deferral Plan (collectively, the ("Predecessor Plans"), both of which shall merge into this Plan as of April 20, 1999. The amounts credited to the Directors accounts in each respective Predecessor Plan shall be credited to the Director's Reserve Account established hereunder, and the Director's rights with respect to such amounts shall be determined solely under the terms of this Plan.

          C. The amount credited to the Director's Reserve Account as described in Paragraph 4B above shall be deemed invested in as many shares and fractions thereof of the Company's stock as could have been purchased with the amount credited if the sales price per share of common stock had been the Book Value (as defined in this Plan) as of March 31, 1999.

5.       Operation of This Plan

          A.   Election of Directors to Participate:

               Each nominee for election as a Director and any present Director may elect, by notice to the Company, to defer receipt of all or a portion of his/her Director's Fees payable subsequent to such election. Each nominee for election as a Director shall make an election to defer and shall complete the Deferral Election Form within 30 days following his/her election to the Board. (See Exhibit A Deferral Election Form)

          B.   Continuation of Election:

               Once a Director has made an election to participate in the Plan and has given instructions with respect to the matters referred to herein, such election shall remain in effect for all Director's Fees received by such Director subsequent to the time such Director's initial election is made, unless such Director amends or terminates such election or instruction by a notice to the Company. A Director may amend his/her election to participate in this Plan on an annual basis only by providing to the Company a completed Deferral Election Form between January 1 and January 31 each year. Any such amendment or termination shall be applicable only prospectively to Director's Fees earned following the time such notice is given to the Company, and (except as expressly permitted herein) shall not affect such election or instructions insofar as they relate to Director's Fees theretofore earned, and shall not affect amounts previously credited to such Director's Reserve Account.

               No Director may amend or terminate his/her instructions with respect to the method or time of payment of amounts credited to his/her Reserve Account, except that a Director may change his/her Beneficiary at any time prior to the Director's death.

          C.   Establishment of the Reserve Account

               The Company shall establish and maintain a Reserve Account in the name of each Director who elects to participate in this Plan. Upon a Director's election to defer receipt of all or any portion of his/her Director's Fees, the Company shall credit such deferred amounts to such Director's Reserve Account on the day on which such Director's Fees would otherwise be payable to such Director.

               Credit to the Reserve Account shall be deemed to be invested in as many shares and fractions thereof of the Company's common stock as could have been purchased with the amount deferred, if the sales price of a share of common stock had been the Book Value (as defined in this agreement) of such share for the year end preceding the date of the deferral. The Company shall maintain records for each Director's Reserve Account and shall record the number of shares that could have been purchased with each amount deferred.

               The Company shall also credit the Director's Reserve Account additional amounts equivalent to the number of whole shares and fractions thereof which could be purchased at Book Value with dividends declared and paid on the Company's common stock. Dividend credits shall continue to accrue to a Director's Reserve Account until the date selected by the Director for full payment, the commencement of installment payments, or the Director's death, whichever event first occurs.

               No provision of this Plan, including the credity of shares to a Director's Reserve Account, shall entitle the Director to any shares of Company common stock nor to any voting, pre-emptive, or other rights of a shareholder of Company common stock.

               On the date  selected by the  Director  for  payment  pursuant to
               Section 5E of the Plan or upon his/her sooner death, the Reserve Account shall be valued by multiplying the number of the Company's common shares and fractions thereof in such account by the Book Value of the Company's common stock as of the immediately preceding year end, and the amount, so calculated, shall represent the Directors entitlement, provided however, that in no event shall the Director's entitlement be less than the aggregate of his/her Director's Fees actually deferred from time to time. Coincident with the foregoing event, the dividend credit to the Director's Reserve Account shall cease and the account will receive a monthly interest credit based on the bank's one year certificate of deposit rate, in effect as of the first day of each year, until the final payment from the account is made.

          D.   Instructions With Respect to Deferral:

               A Director who elects to participate in this Plan shall have the right to give instructions to the Company with respect to the following matters:

               1. The percentage of Director's Fees to be deferred. ( See Exhibit A Deferral Election Form)

               2. The dates and terms on which amounts credited to the Reserve Account shall be paid. (See Exhibit B Payment Election Form)

               3.   The identity of the  Beneficiary  and the terms and dates on
                    which  the  Beneficiary   shall  be  paid.  (See  Exhibit  C
                    Beneficiary Designation Form)

          E.   Payments Under This Plan:

               Upon the Director's retirement or other termination of his/her status as a member of the Board , the Director shall be entitled to receive payment of his/her Reserve Account as follows:

               i. Upon the Director's termination as a member of the Board, the Director shall be paid over a period of ten (10 ) years in substantially equal annual amounts. Payments shall be made on the first day of the second month following the Director's termination of status as a member of the Board and on each ensuing anniversary of such initial payment date during the ten year term. The amount to be paid on each payment date shall be determined by multiplying the balance credited to the Director's Reserve Account as of such date by a fraction, the numerator of which is one (1) and the denominator of which is the number of years left in the ten year term.

               ii. At the election of the Director, to be made and delivered to the Company no later than the end of the calendar year prior to the Director's termination as a member of the Board, all of the Director's Reserve Account shall be payable in a lump sum within thirty (30) days after termination of the Director's status as a member of the Board, and, if paid later, shall continue to earn interest as provided in this Plan until the date of actual payment.

               iii. The  Director  shall have the option to defer  payment for a period of up to five (5) years after termination as a member of the Board by an election made in writing no later than December 31 of the calendar year prior to termination. Such election may be made only with the written consent of the Committee. The election shall state the specific date on which payment shall commence, and whether death prior to such date will cause the payment of the deferred payments to earlier commence. In the event of any deferral made pursuant to this subparagraph, interest shall continue to accrue on the unpaid balance as provided in Paragraph 5C of this Plan.

               iv. If a Director shall die before any or all amounts credited to the Reserve Account shall have been paid, the Director's Beneficiary designated in Exhibit "C" to this Plan or, if no Beneficiary is designated or if none survives the Director, the Director's estate, shall receive the amounts credited to the Director's Reserve Account in accordance with Paragraph 5Ei of this Plan; however, at the election of the Beneficiary with the consent of the Committee, the amount credited to the Director's Reserve Account shall be paid to the Beneficiary in one lump sum.

                    If any person who becomes entitled to payment under this Plan is a minor, or is, in the sole discretion of the Committee, unable to care for his or her affairs, then any payment due to be paid to such person shall be paid to a duly appointed guardian, committee or other legal representative. If no such representative has been appointed, then payment may be made, in the sole discretion of the Committee, to a spouse, child, parent, brother or sister, or any other person incurring expenses for the care of, or on behalf of, the person otherwise entitled to such payment. Any payment under this paragraph shall, to the extent of such payment, be a complete discharge of the liabilities of the Company under this Plan.

               v. No Director shall have any right to commute, encumber, pledge, sell, assign, hypothecate, transfer or otherwise dispose of the right to receive payments under this Plan except by will or by the laws of descent and distribution. All payments hereunder and rights thereto are expressly declared to be non-assignable.

6.       Amendment or Termination of the Plan

          The Board may amend, suspend or terminate this Plan at any time; provided, however, that no amendment, suspension or termination of this Plan shall adversely affect the rights of a Director with respect to 1) the amounts then credited to his/her Reserve Account, nor 2) an election or instruction previously made or given by the Director hereunder with respect to such amounts, unless such Director consents in writing thereto, or unless such amendment, suspension or termination is required by applicable law.

7.       Nonalienation of Benefits

         No right or benefit under this Plan shall be subject to anticipation, alienation, sale, assignment, pledge, encumbrance, or charge and any attempt to anticipate, alienate, sell, assign, pledge, encumber, or charge the same shall be void. No right or benefit hereunder shall in any manner be subject to the debts, contracts, and/or liabilities of the Director, his/her beneficiary, or the estate of either. If the Director hereunder shall become bankrupt or attempt to anticipate, alienate, sell, assign, pledge, encumber, or charge any right or benefit hereunder, then such right or benefit shall cease and determine, and the Company shall have no further liability hereunder.

8.       Unsecured Creditor

         Nothing contained in this Plan and no action taken pursuant to the provisions of this Plan shall create or be construed to create a fiduciary relationship between the Company and the Director, his/her designated Beneficiary, or any other person, nor shall the Director or any designated Beneficiary have any preferred claim on, any title to, or any beneficial interest in, the assets of the Company or the payments deferred hereunder prior to the time such payments are actually paid to the Director pursuant to the terms hereof. This Plan constitutes a mere promise by the Company to pay benefits in the future. To the extent that the Director, his/her designated Beneficiary, or any person acquires a right to receive payments from the Company under this Plan, such right shall be no greater than the right of any unsecured general creditor of the Company.

9.       No Employment Contract

          This Plan shall not be deemed to constitute a contract of employment between the parties hereto.

10.      Binding Effect

         This Plan shall be binding upon and inure to the benefit of the Company and any successor of the Company, including any person, firm, corporation, or other business entity which at any time, by merger, consolidation, purchase, or otherwise, acquires all or substantially all of the stock, assets, or business of the Company, and shall be binding upon the Director and the Director's heirs, executors, administrators, successors, and assigns.

11.      Governing Law

         This Plan shall be governed by and construed in accordance with the laws of the State of New York, except to the extent superceded by federal law.

12.      Severability

         In the event the Plan is determined by the Internal Revenue Service to be ineffective with regard to the deferral of the Director's income, and such determination is administratively finalized, those amounts which would be treated as taxable income at the time of such final determination shall be paid to the Director. All other benefits deferred hereunder, and such amounts as may be subsequently credited thereto, shall be paid pursuant to Paragraph 5E hereof.

13.      Withholding

         The Company shall be entitled to reduce any payment to be made pursuant to this Plan by an amount which the Company deems necessary to comply with any federal or state withholding requirements.

14.      Nature of Benefits

         It is the specific intent of the parties to the Plan that benefits provided under this Plan are pursuant to a plan which is unfunded and is exempt from the participation, vesting, funding and fiduciary responsibilities of Title I of ERISA and that this Plan shall be construed accordingly.

15.      Capitalization Changes

          In the event that:

               i. the number of outstanding shares of the Company's common stock shall be changed by reason of split-ups, combinations of shares, recapitalizations, stock dividends or otherwise, or,


               ii The Company's common stock shall be converted into or exchanged for other shares as a result of any merger, consolidation, sale of assets or other recapitalization, the number of the Company's shares and fractions thereof then credited to the Reserve Account of any Director shall be adjusted appropriately so as to reflect such change.

               In the event that on or after April 20,1999, 20 percent or more of the Company's common stock is acquired by a single entity or person, or a group of related entities or persons, the number of share equivalents held in a Director's Reserve Account shall be valued by multiplying the number of the Company's shares and fractions thereof by the market value of such shares and fractions as of the date of which such acquisition is consummated.

               The value, as thus computed using the market value approach, shall be compared with the value, calculated as of the same time, using the book value (as of the immediately preceding year end) approach as described in Section 5, and with the dollar amounts actually deferred by the Director, and payment based on the highest of such values shall be made as soon as practicable thereafter in cash, notwithstanding any other provision of this agreement.

               For purposes of this Section, market value shall mean:

                    i. if the principal market for the Company's stock is a national securities exchange, the last sale price per share of common stock on such exchange at the time of computation;

                    ii. if the principal market for the Company's stock is other than on an exchange and bids and offers for the stock are reported in the National Association of Securities Dealers Automated Quotations System (Nasdaq), the mean between the highest current independent bid price per share and the lowest current independent asked price per share reported on " Level 2 " of Nasdaq at the time of computation;

                    iii. if the principal  market for the stock is other than on an exchange and bids and offers for the stock are not reported in Nasdaq, the mean between the highest current independent bid price per share and the lowest current independent asked price per share determined on the basis of reasonable inquiry at the time of computation.

                           Alliance Financial Corporation
                           Director's Compensation Deferral Plan


                           Deferral Election Form



     Pursuant to the terms of the Alliance Financial Corporation Director's Compensation Deferral Plan between the undersigned Director and Alliance Financial Corporation dated the ________ day of _______,______, I hereby elect to defer _______% of Director's Fees that are payable to me. This election is to apply to Director's Fees payable to me until I revoke this election in accordance with the terms of this Plan.

     Please deposit the cash portion of any Director's Fees to my Alliance Bank,N.A. checking/savings account number _________.

Dated _________________                               _________________________
                                                               Director


Accepted this _______ day of

------------, --------------

Alliance Financial Corporation


By:___________________________



                                      Exhibit A

                           Alliance Financial Corporation
                           Directors Compensation Deferral Plan

                           Payment Election Form



     This election form is to be completed in accordance Paragraph 5E of the Plan.


     The undersigned Director hereby directs that amounts credited to his/her Reserve Account shall be paid to the Director as set forth in the following manner:


1. Installments over 10 years in accordance with Paragraph 5Ei.

2. Lump sum in accordance with Paragraph 5Eii.

3. Deferral payment in accordance with Paragraph 5Eiii.


     In the event of a Director's death before payment(s) has (have) begun, or in the event of a Director's death before all payments have been made, the balance in the Reserve Account shall be paid to the Director's named primary or contingent beneficiaries in accordance with Paragraph 5Eiv.


Dated _________________                               _________________________
                                                               Director


Accepted this _______ day of

------------, --------------

Alliance Financial Corporation


By:___________________________



                                      Exhibit B

                           Alliance Financial Corporation
                           Directors Compensation Deferral Plan

                           Beneficiary Designation Form

     The undersigned Director, ________________________, hereby designates the following person(s) as beneficiary to receive all amounts payable following my death under the terms of the Directors Compensation Deferral Plan between myself and Alliance Financial Corporation dated the _______ day of _____________,
________.


          1.   ______________________________________


          2.   ______________________________________


          3.   ______________________________________

If the above named beneficiary predeceases me or dies prior to receiving all of the remaining benefits due from my Reserve Account, the following person(s) named as contingent beneficiaries shall receive all such remaining benefits.


          1.   _______________________________________


          2.   _______________________________________


          3.   _______________________________________



Dated _________________                               _________________________
                                                               Director


Accepted this _______ day of

------------, --------------

Alliance Financial Corporation


By:___________________________



                                      Exhibit C