Form 10-Q
period 1999-09-30
ALLIANCE FINANCIAL CORP /NY/
filed 1999-11-12
CIK 796317

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES        EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999


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

                     Yes  X                    No

The number of shares outstanding of the registrant's common stock on November 5, 1999: Common Stock, $1.00 Par Value - 3,558,011 shares.

                                CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

               Consolidated Statements of Condition as of September 30, 1999 and December 31, 1998

               Consolidated Statements of Income for the Three Months Ended September 30, 1999 and 1998 and Nine Months Ended September 30, 1999 and 1998

               Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 1999 and 1998 and Nine Months Ended September 30, 1999 and 1998

               Consolidated Statements of Changes in Shareholders' Equity for the Nine Months Ended September 30, 1999

               Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998

               Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Item 2.       Changes in Securities and Use of Proceeds

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

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         ALLIANCE FINANCIAL CORPORATION
                      Consolidated Statements of Condition
                             (Dollars in Thousands)

                                                   September 30, 1999     December 31, 1998
                                                          (Unaudited)                (Note)
ASSETS
   Cash and due from banks                                 $  23,584             $  23,431
   Federal funds sold                                             --                10,700
                                                           ---------             ---------
      Total cash and cash equivalents                         23,584                34,131
      Held-to-maturity investment securities                  10,519                13,436
      Available-for-sale investment securities               179,364               158,801
                                                           ---------             ---------
         Total investment securities (fair value
            $189,883 & $172,288, respectively)               189,883               172,237
   Total loans                                               278,564               255,508
   Unearned income                                            (1,352)               (2,212)
   Allowance for possible loan losses                         (3,337)               (3,001)
                                                           ---------             ---------
   Net loans                                                 273,875               250,295

   Bank premises, furniture, and equipment                     8,874                 8,289
   Other assets                                                7,460                 6,753
                                                           ---------             ---------
       Total Assets                                        $ 503,676             $ 471,705
                                                           =========             =========

LIABILITIES
   Non-interest bearing deposits                           $  53,929             $  60,534
   Interest bearing deposits                                 368,491               353,060
                                                           ---------             ---------
      Total deposits                                         422,420               413,594
   Borrowings                                                 26,300                   752
   Other liabilities                                           4,884                 6,191
                                                           ---------             ---------

      Total Liabilities                                      453,604               420,537

SHAREHOLDERS' EQUITY
   Preferred stock (par value $25.00)
     1,000,000 shares authorized, none issued
   Common stock (par value $1.00)
     10,000,000 shares authorized
     3,641,035 and 3,641,178 shares issued;
     3,561,011 and 3,594,954 shares outstanding,
      respectively                                             3,641                 3,641
   Surplus                                                     3,641                 3,641
   Undivided profits                                          46,056                43,864
   Accumulated other comprehensive income                     (1,420)                1,088
   Treasury stock, at cost: 80,024 shares
      and 46,224 shares, respectively                         (1,846)               (1,066)
                                                           ---------             ---------

      Total Shareholders' Equity                              50,072                51,168

      Total Liabilities & Shareholders' Equity             $ 503,676             $ 471,705
                                                           =========             =========

The accompanying notes are an integral part of the consolidated financial statements.

                            ALLIANCE FINANCIAL CORPORATION
                      Condensed Consolidated Statements of Income
                                      (Unaudited)
                                (Dollars in Thousands)

                                                             Three Months Ended       Nine Months Ended
                                                                September 30,           September 30,
                                                              1999         1998        1999        1998
Interest Income:
   Interest & fees on loans                                 $ 5,740     $ 5,536     $16,764     $16,396
   Interest on investment securities                          2,803       2,343       8,399       7,065
   Interest on federal funds sold                                20         254         345         587
                                                            -------     -------     -------     -------

      Total Interest Income                                   8,563       8,133      25,508      24,048

Interest Expense:
   Interest on deposits                                       3,304       3,377       9,920      10,019
   Interest on borrowings                                       201          24         387          83
                                                            -------     -------     -------     -------

      Total Interest Expense                                  3,505       3,401      10,307      10,102

      Net Interest Income                                     5,058       4,732      15,201      13,946

Provision for loan losses                                       250         133         725         456
                                                            -------     -------     -------     -------

      Net Interest Income After Provision for Losses          4,808       4,599      14,476      13,490

Other Income                                                  1,260       1,066       3,387       2,981
                                                            -------     -------     -------     -------

      Total Operating Income                                  6,068       5,665      17,863      16,471

Other Expenses                                                4,074       4,158      12,220      11,929
                                                            -------     -------     -------     -------

      Income Before Income Taxes                              1,994       1,507       5,643       4,542

Provision for income taxes                                      542         430       1,569       1,277
                                                            -------     -------     -------     -------

      Net Income                                            $ 1,452     $ 1,077     $ 4,074     $ 3,265
                                                            =======     =======     =======     =======

Net Income per Common Share/Basic and Diluted               $   .41     $   .30     $  1.14     $   .91
                                                            =======     =======     =======     =======

The accompanying notes are an integral part of the consolidated financial statements.

                           ALLIANCE FINANCIAL CORPORATION
                   Consolidated Statements of Comprehensive Income
                                     (Unaudited)
                               (Dollars in Thousands)

                                                               Three Months Ended     Nine Months Ended
                                                                   September 30,         September 30,
                                                                  1999       1998       1999       1998

Net Income                                                      $1,452     $1,077     $4,074     $3,265

Other Comprehensive Income, net of taxes:
   Unrealized net gain on securities:

   Unrealized holding (losses) gains arising during               (857)     1,022     (4,044)       940
     the period

   Reclassification adjustment for (gains) losses
     included in net income                                        ---        (35)      (136)       (26)
                                                                ------     ------     ------     ------
                                                                  (857)       987     (4,180)       914

Income tax benefit (provision)                                     343       (395)     1,672       (366)
                                                                ------     ------     ------     ------

Other Comprehensive (losses) income, net of tax                   (514)       592     (2,508)       548
                                                                ------     ------     ------     ------

Comprehensive Income                                            $  938     $1,669     $1,566     $3,813


The accompanying notes are an integral part of the consolidated financial statements.

                              ALLIANCE FINANCIAL CORPORATION
                Consolidated Statements of Changes in Shareholders' Equity
                       for the Nine Months Ended September 30, 1999
                                  (Dollars in Thousands)

                                                                                                 Accumulated
                                               Issued Common   Common   Additional                     Other
                                                      Shares    Stock      Paid In   Retained  Comprehensive    Treasury
                                                                           Capital   Earnings         Income       Stock      Total

Balance at December 31, 1998                       3,641,178   $3,641       $3,641    $43,864        $ 1,088    $(1,066)    $51,168

   Net Income                                                                           4,074                                 4,074

   Cash Dividend, $.525 per share                                                      (1,882)                               (1,882)

   Other comprehensive losses, net of tax                                                             (2,508)                (2,508)

   Treasury stock purchased                                                                                        (780)       (780)

   Shares retired in lieu of fractional shares          (143)

Balance at September 30, 1999                      3,641,035   $3,641       $3,641    $46,056        $(1,420)   $(1,846)    $50,072
                                                               ======       ======    =======        ========   ========    =======

The accompanying notes are an integral part of the financial statements.

                           ALLIANCE FINANCIAL CORPORATION
                        Consolidated Statements of Cash Flows
                                     (Unaudited)
                               (Dollars in Thousands)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                            1999          1998
OPERATING ACTIVITIES
      Net Income                                                        $  4,074      $  3,265
Adjustments  to  reconcile   net  income  to  net  cash
  provided  by  operating activities:
      Provision for loan losses                                              725           456
      Provision for depreciation                                             822           699
      Realized investment security (gains) losses                           (136)          (26)
      Amortization of investment security premiums, net                      843           313
      Change in other assets and liabilities                                (337)          276
                                                                         -------       -------
         Net Cash Provided by Operating Activities                         5,991         4,983

INVESTMENT ACTIVITIES
      Proceeds from maturities of investment securities,                  39,465        38,593
        available-for-sale
      Proceeds from maturities of investment securities,                     500         1,580
        held-to-maturity
      Purchase of investment securities, available-for-sale              (75,291)      (46,232)
      Purchase of investment securities, held-to-maturity                     --        (1,455)
      Proceeds from the sale of investment securities                     12,793         5,355
      Net increase in loans                                              (24,305)       (9,998)
      Purchase of premises and equipment, net                             (1,407)         (255)
                                                                         -------       -------
         Net Cash Used by Investing Activities                           (48,245)      (12,412)

FINANCING ACTIVITIES
      Net increase in demand deposits, NOW & savings accounts              5,667        17,040
      Net increase in time deposits                                        3,159           261
      Net increase (decrease) in borrowings                               25,548        (2,691)
      Purchase of Treasury Stock                                            (780)          (86)
      Cash dividends                                                      (1,887)       (1,686)
                                                                         -------       -------
         Net Cash Provided by Financing Activities                        31,707        12,838
         (Decrease) Increase in Cash and Cash Equivalents                (10,547)        5,409
      Cash and cash equivalents at beginning of year                      34,131        20,989
                                                                         -------       -------
         Cash and Cash Equivalents at End of Period                     $ 23,584      $ 26,398
                                                                         -------       -------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest on deposits and short-term borrowings                    $ 10,284      $  9,920
      Income taxes                                                         1,027         1,365

Non-Cash Investing Activities:
      Decrease (increase) in net unrealized gains/losses                   4,180          (914)
         on available-for-sale securities

Non-Cash Financing Activities:
      Dividend declared and unpaid                                           623           226


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

         All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months and nine months ended September 30, 1999 and 1998. Certain reclassifications were made to the prior year's financial statements to conform to the Company's current year presentation.

B.       Earnings Per Share

         Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and nine months ended September 30, 1999 and 1998, using 3,572,444 and 3,594,954 weighted average common shares outstanding for the three months ended, and 3,587,355 and 3,596,913 weighted average common shares outstanding for the nine months ended, respectively. Diluted earnings per share gives effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. For the nine months ended September 30, 1999, the assumed exercise of options would be antidilutive.


ITEM 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations

General
-------

Throughout  this  analysis,  the term "the Company"  refers to the  consolidated entity of Alliance Financial Corporation and its wholly-owned banking subsidiary, Alliance Bank, N.A. Effective at the close of business on April 16, 1999, the Company merged its two banking subsidiaries, First National Bank of Cortland and Oneida Valley National Bank under the name of Alliance Bank, N.A.

The following discussion presents material changes in the Company's results of operations and financial condition during the three and nine months ended September 30, 1999, which are not otherwise apparent from the consolidated financial statements included in this report.

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

Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Results of Operations for the Three Months Ended September 30, 1999
-------------------------------------------------------------------

Net income was $1,452,000, or $.41 per share, for the third quarter of 1999 compared to $1,077,000, or $.30 per share, for the same period in 1998. The $375,000 increase in net income represents a 34.8% increase over the prior year period while the earnings per share increase of $.11 represents a 36.7% increase. The return on average assets and return on average shareholder's equity were 1.17% and 11.50%, respectively, for the three months ended September 30, 1999, compared to 0.94% and 8.80%, respectively, for the third quarter of 1998. During the quarter ended September 30, 1998, the Company incurred $327,000 in non-recurring merger-related expenses. Excluding these expenses from the quarter ended September 30, 1998, 1999 third quarter net income, when compared to the 1998 third quarter, increased $141,000, or 10.8%, with earnings per share increasing $.05, or 13.9%. Excluding merger-related expenses, third quarter 1998 return on average assets was 1.15% and return on average equity was 10.71%. Continuing a trend from the first two quarters of 1999, a higher level of earning assets contributed to a $326,000, or 6.9%, increase in net interest income when comparing the third quarter ended 1999 to the same period in 1998. Interest and fees on loans was up $204,000, while interest on investment securities and federal funds sold was up $226,000 when comparing the quarter ended September 30, 1999 to the quarter ended September 30, 1998. Average total loans for the 1999 third quarter were $269,286,000 compared to $257,494,000 in 1998, an increase of $11,792,000, or 4.6%. Growth was most significant in the commercial loan category. Average investment securities for the quarter ended September 30, 1999 were $43.3 million greater than the comparable 1998 period. Yields on average earning assets declined from 7.72% as of September 30, 1998, to 7.29% as of September 30, 1999. The Company's loan portfolio reported both a lower mortgage portfolio yield following continued refinancings to lower market rates, along with lower commercial loan yields resulting from loan growth in a competitive marketplace.

Interest expense of $3,505,000 for the three month period ended September 30, 1999, compared to $3,401,000 for the same period in the prior year, was up 3.1%. The average cost of interest bearing liabilities for the third quarter of 1999, at 3.76%, was up 19 basis points compared to the third quarter of 1998, while at the same time average interest bearing liabilities over the comparable periods increased by $37,328,000.

The provision for loan loss expense for the third quarter of 1999 was $250,000, an increase of $117,000 compared to the third quarter of 1998 with the increase supporting the growth in loans. Net charge-offs for the three month period ended September 30, 1999 were $173,000 compared to $57,000 for the quarter ended September 30, 1998. Non-performing loans at 0.45% of total loans at September 30, 1999 were relatively stable, compared to 0.41% a year earlier. The allowance for possible loan losses balance as of September 30, 1999, in the amount of $3,337,000, increased to 1.20% of total loans compared to 1.19% a year earlier, and 1.17% at December 31, 1998.

Non-interest income of $1,260,000 for the third quarter of 1999 was up $194,000, or 18.2%, compared to the comparable quarter of 1998. Continued growth in trust department income and service charges on deposit represented the majority of the increase.

Non-interest expense declined $84,000, or 2%, for the three months ended September 30, 1999 compared to the same period in 1998. Excluding $327,000 of third quarter 1998 merger-related expenses previously referred to, non-interest expense for the quarter ended September 30, 1999 increased $243,000, or 6.3%, compared to the quarter ended September 30, 1998. Increases in supplies, advertising, and communication expense represented the majority of the increase.

Results of Operations for the Nine Months Ended September 30, 1999
------------------------------------------------------------------

Net income was $4,074,000, or $1.14 per share, for the first nine months of 1999 as compared to $3,265,000, or $.91 per share, for the same period in 1998. The $809,000 increase in net income represents a 24.8% increase over the same period in the previous year while the earnings per share increase of $.23 represents a 25.3% increase over the comparable period. The return of average assets improved to 1.11% from 0.97% while return on average equity improved to 10.61% from 8.81% when comparing the nine months ended 1999 to the comparable period in 1998. During the first nine months of 1998, the Company incurred $389,000 in non-recurring merger-related expenses. Excluding these expenses from the 1998 operating expense total, net income for the first nine months of 1999, when compared to the comparable period of 1998, increased $529,000, or 14.9%, with earnings per share increasing $.14, or 14%. Excluding merger-related expenses, return on average assets was 1.05% and return on average equity was 9.56% for the nine months ended September 30, 1998. Although the net interest margin for the nine months ended declined from 4.62% on September 30, 1998 to 4.36% on September 30, 1999, a $32,886,000 increase in average earning assets in the first nine months of 1999 as compared to the same period in 1998 contributed substantially to a $1,255,000, or 9%, increase in net interest income. Larger loan and investment portfolios increased interest income by $1,460,000 while at the same time the cost of interest bearing liabilities increased only $205,000.

The Company increased its provision for loan loss expense by $269,000 in the first nine months of 1999 compared to the comparable period in 1998 in connection with a loan portfolio that increased by $23,056,000. Net loan losses declined $36,000, or 8.5%, to $389,000 for the nine month period ended September 30, 1999 as compared to the same period in 1998. Non-performing assets as a percent of total assets were 0.30% at September 30, 1999, unchanged compared to September 30, 1998.

Non-interest income of $3,387,000 for the first nine months of 1999 was up $406,000, or 13.6%, as compared to the first nine months of 1998. Significant increases in trust department revenues and service charges on deposit contributed to the growth. During the first nine months of 1999, the Company realized gains on the sales of securities in the amount of $136,000.

Non-interest expense increased $291,000, or 2.4%, for the nine months ended September 30, 1999 as compared to the same period in 1998. Excluding the $389,000 merger-related expenses previously referred to, non-interest expense for the nine months ended September 30, 1999 increased $680,000, or 5.7%, compared to the nine months ended September 30, 1998. Advertising, supplies, and communication expenses increased by $493,000, or 49%, compared to the first nine months of 1998.

Financial Condition
-------------------

Total assets increased $31,971,000, or 6.8%, to $503,676,000 at September 30, 1999 from $471,705,000 at December 31, 1998. For the nine months ended September 30, 1999, total loans net of unearned discount increased $23,916,000, or 9.4%, to $277,212,000. A focus on commercial and indirect automobile lending during the year has been responsible for the loan growth. Investment securities as of September 30, 1999 in the amount of $189,883,000 were up $17,646,000, or 10.2%, since December 31, 1998. Deposits as of September 30, 1999 increased $8,826,000, or 2.1%, compared to year-end. During the first nine months of 1999, the Company moved from a federal funds sold to a borrowing position with borrowings matched against certain loans and investments. Shareholders' equity at September 30, 1999 was $50,072,000, or 9.9%, of assets. During the first nine months of 1999 the Company's retained earnings increased undivided profits by $2,192,000.
Rising market interest rates, resulting from Federal Reserve Board actions, reduced the market value of the Company's available for sale investment securities, thereby contributing to the decrease in the Accumulated Other Comprehensive Income component of shareholders' equity by $2,508,000. On July 21, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 300,000 shares of its common stock, or approximately 8.3% of the Company's outstanding common stock. As of September 30, 1999, the Company had repurchased 33,800 shares in connection with this program.

Other Information
-----------------

On July 19, 1999, the Company opened a downtown Syracuse, New York branch office which is designed as a business banking center to provide banking, trust, and investment services to business customers. The branch has limited hours for consumer banking transactions. The Company is presently negotiating the purchase or lease of three other Syracuse area locations suitable for additional branch expansion scheduled for early in the year 2000.

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

Impact of the Year 2000
-----------------------

The Company has completed its testing and implementation phases of its Y2K program and believes that it has placed into service all of the systems and equipment necessary to reduce the Y2K risk to a minimum. In certain situations, the Company has relied on third party information which may be inaccurate because it is unverifiable by the Company. The Company's Business Resumption Contingency Plan has established contingencies for all mission critical systems along with procedures for all of the bank's operating and customer service departments in the event of Y2K related system failures. The Company's Liquidity Contingency Plan has evaluated its customers' year-end cash needs and is managing its liquidity sources to meet the estimated needs. The Company continues to monitor its commercial loan portfolio and evaluates its new commercial loan business to insure that customers' exposure to Y2K risks will not adversely affect the quality of the loan portfolio. The current portfolio Y2K related risk is considered to be low. The Company is continuing a customer Y2K awareness program throughout the balance of the year, to build and maintain confidence in the bank's state of readiness and ability to provide service through the date change period. The Company's Y2K plans are under continual review by its internal auditors and regulators.

Total costs for the Y2K renovation project are expected to be approximately $150,000. Costs have been expensed throughout 1998 and 1999 and the Company plans to continue to expense any remaining Y2K related costs as they are incurred.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure using a computer simulation model that measures the impact of changes in interest rates on its interest income. As of September 30, 1999, an instantaneous 200 basis point increase in market interest rates was estimated to have a negative impact of 5.8% on net interest income over the next twelve month period, while a 200 basis point decrease in market interest rates was estimated to have a negative impact of 0.5% on the bank's net interest income over the same period. Computation of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit rate and mix changes, and should not be relied upon as indicative of actual results.


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
         Not applicable.

ITEM 2.  Changes in Securities and Use of Proceeds
         Not applicable.

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

               (2)  Filed herewith.


         b) Reports on Form 8-K

               The Company filed with the Commission on July 21, 1999 a Current Report on Form 8-K to report the authorization by the Board of Directors of the Company to repurchase up to an aggregate of 300,000 shares of its common stock, par value $1.00 per share.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ALLIANCE FINANCIAL CORPORATION


DATE  November 10, 1999                     /s/ David R. Alvord
    -----------------------                 -----------------------------------
                                            David R. Alvord, President & Co-CEO



DATE  November 10, 1999                     /s/ David P. Kerhsaw
    ----------------------                  -----------------------------------
                                            David P. Kershaw, Treasurer & CFO