Form 10-K
period 1999-12-31
ALLIANCE FINANCIAL CORP /NY/
filed 2000-03-28
CIK 796317

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                    FORM 10-K

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1999
                                              -----------------

                                      OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to
                                                 ------   ------

                          Commission file number 0-15366
                                                 -------

                          ALLIANCE FINANCIAL CORPORATION
                          ------------------------------
              (Exact name of Registrant as specified in its charter)

State of incorporation: New York
                        --------
I.R.S. Employer Identification No.: 16-1276885
                                    ----------
Address of principal executive offices: 65 Main Street, Cortland, NY  13045
                                        -----------------------------------

Registrant's telephone number including area code: (607) 756-2831
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00 par value.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X                       No
                        ---                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 15, 2000 was $69,101,666.

The number of shares outstanding of the Registrant's common stock on March 15, 2000: 3,505,861 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held May 2, 2000 (the "Proxy Statement"), are incorporated by reference in Part III.

Page 1 of 56. Exhibit Index is located on Page 53.

                                     TABLE OF CONTENTS

                                  FORM 10-K ANNUAL REPORT
                                    FOR THE YEAR ENDED
                                     DECEMBER 31, 1999
                              ALLIANCE FINANCIAL CORPORATION

                                                                        Page
PART I

         Item 1.  Business                                                3
         Item 2.  Properties                                              5
         Item 3.  Legal Proceedings                                       6
         Item 4.  Submission of Matters to a Vote of Security Holders     6


PART II

         Item 5.  Market for the Registrant's Common Stock and
                   Related Shareholder Matters                            7
         Item 6.  Selected Financial Data                                 8
         Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    9
         Item 7A. Quantitative and Qualitative Disclosures About
                   Market Risk                                           28
         Item 8.  Financial Statements and Supplementary Data            30
         Item 9.  Changes In and Disagreements with Accountants on
                   Accounting and Financial Disclosure                   53


PART III

         Item 10. Directors and Executive Officers of the Registrant     53
         Item 11. Executive Compensation                                 53
         Item 12. Security Ownership of Certain Beneficial Owners and
                   Management                                            53
         Item 13. Certain Relationships and Related Transactions         53


PART IV

         Item 14. Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K                                           53

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

Item 1 -- Description of the Business

General
Alliance Financial Corporation ("Company") is a New York registered bank holding company formed on November 25, 1998 as a result of the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc., which were incorporated in May 30, 1986 and October 31, 1984, respectively. The Company is the parent holding company of Alliance Bank, N.A. (the "Bank"), which was formed as the result of a merger of First National Bank of Cortland and Oneida Valley National Bank as of the close of business, April 16, 1999. Unless the context otherwise provides, references herein to the "Company" mean Alliance Financial Corporation and the Bank.
     The Company provides banking services through dual headquarter offices located at 65 Main Street, Cortland, NY and 160 Main Street, Oneida, NY, as well as through 16 customer service facilities located in Cortland, Madison, Onondaga, northern Broome, and western Oneida counties.
     At December 31, 1999, the Company had 238 full-time employees and 27 part-time employees.
     The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits.

Services
The Company offers full service banking with a broad range of financial products to meet the needs of its commercial, retail, government, and trust customers. Depository account services include interest and non-interest bearing checking accounts, money market accounts, savings accounts, time deposit accounts, and individual retirement accounts. The Company's lending activities include the making of residential and commercial mortgage loans, business lines of credit and business term loans, working capital facilities and accounts receivable financing programs, as well as installment loans, student loans, and personal lines of credit to individuals. Trust and investment department services include personal trust, employee benefit trust, investment management, custodial, financial planning and brokerage services. The Company also offers safe deposit boxes, travelers checks, money orders, wire transfers, collection services, drive-in facilities, automatic teller machines, 24-hour telephone banking, and 24-hour night depositories.

Competition
The Company's business is extremely competitive. The Company competes not only with other commercial banks but also with other financial institutions such as thrifts, credit unions, money market and mutual funds, insurance companies, brokerage firms, and a variety of other companies offering financial services. Supervision and Regulation The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA") and as such is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a bank holding company, the Company's activities and those of its subsidiaries are limited to the business of banking and activities closely related or incidental to banking. The BHCA requires the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to acquire direct or indirect ownership or control of more than 5% of any class of the voting shares of, or substantially all of the assets of, any bank (unless it owns a majority of such bank's voting shares) or otherwise to control a bank or to merge or consolidate with any other bank holding company. The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank. The Company is a legal entity separate and distinct from its bank subsidiary. The principal source of the Company's income is earnings from the Company's subsidiary bank. Federal laws impose limitations on the ability of subsidiary banks to pay dividends as discussed in the Notes to Consolidated Financial Statements. Federal Reserve Board policy requires bank holding companies to serve as a source of financial strength to their subsidiary banks by standing ready to use available resources to provide adequate capital funds to their subsidiary banks during periods of financial stress or adversity. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA")
substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statures. Among other things, federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA identifies the following capital categories for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Rules adopted by the federal banking agencies under FDICIA provide that an institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. FDICIA imposes progressively more restrictive constraints on operation, management, and capital distributions, depending on the capital category in which an institution is classified. At December 31, 1999, the Company and its subsidiary bank were in the well-capitalized category based on the ratios and guidelines noted above.
     The Company's subsidiary bank is supervised and regularly examined by the Office of the Comptroller of the Currency (OCC). The various laws and regulations administered by the OCC affect corporate practices such as payment of dividends, incurrence of debt, and acquisition of financial institutions, and affect business practices, such as payment of interest on deposits, the charging of interest on loans, the types of business conducted, and location of offices. The Company's regulators have broad authority to initiate proceedings designed to prohibit its subsidiary bank from engaging in unsafe and unsound banking practices.
     On November 12, 1999, the Gramm-Leach-Bliley Act ("Gramm-Leach") was signed into law that concluded a decade of debate in the Congress regarding a fundamental reformation of the nation's financial system. As discussed above, the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking. Effective March 11, 2000, Gramm-Leach will permit bank holding companies to engage in a broader range of financial activities by electing to become financial holding companies, which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that will be deemed "financial in nature", in addition to the traditional lending activities, securities underwriting, dealing in or making a market in securities, are the sponsoring of mutual funds and investment companies, insurance underwriting and agency activities, merchant banking activities, and activities which the Federal Reserve Board considers to be closely related to banking. A bank holding company may become a financial holding company under the new statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that does not comply with such requirement may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the BHCA . Under the new legislation, the Federal Reserve Board serves as the primary "umbrella" regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries. The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary. At this time, the Company has not determined whether it will become a financial holding company.


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

Manlius          201 Fayette Street            Onondaga      October 19, 1994
                 Manlius, NY

Marathon         14 E. Main Street             Cortland      August 15, 1957
                 Marathon, NY

McGraw           30 Main Street                Cortland      May 1, 1967
                 McGraw, NY

North Main       North Main Street             Madison       September 9, 1966
                 Oneida, NY

One Park Place   300 South State Street        Onondaga      July 19, 1999
                 Syracuse, NY

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

Tully            Route 80 at I-81              Onondaga      January 26, 1989
                 Tully, NY

Whitney Point    2950 NYS Route 11             Broome        April 7, 1994
                 Whitney Point, NY

Wal-Mart         872 NYS Route 13              Cortland      March 10, 1997
(Cortland)       Cortland, NY

Wal-Mart         1294 Lenox Avenue             Madison       July 17, 1996
(Oneida)         Oneida, NY

The offices in One Park Place, TOPS Plaza, Tully, Whitney Point, and both Wal-Mart stores are leased. The other banking premises are owned.


Item 3 -- Legal Proceedings

In December 1998, the Oneida Indian Nation ("The Nation") and the U.S. Justice Department filed motions to amend a long outstanding claim against the State of New York to include a class of 20,000 unnamed defendants who own real property in Madison and Oneida Counties. If the motion is granted to amend the claim, litigation could involve assets of the Company. On March 26, 1999, the United States District Court heard arguments on the matter and has reserved its decision pending a negotiated settlement of the matter by the State of New York and the Nation. As of December 31, 1999, the matter is still in the process of settlement. The Nation has publicly stated that the purpose of the legal action currently being undertaken is to force the State of New York to negotiate an equitable settlement of their original claim which was ruled on by the United States Supreme Court in favor of The Nation over 13 years ago. Management believes that ultimately the State of New York will be held responsible for these claims, and this matter will be settled without adversely impacting the Company.
     There are no other pending legal proceedings, other than routine litigation incidental to the business of the subsidiary bank, to which the Company or its subsidiary bank is a party or to which their property is the subject. In management's opinion, no pending action, if adversely decided, would materially affect the bank or the Company's financial condition.


Item 4 -- Submission of Matters to a Vote of Security Holders
None

PART II

Item 5 -- Market for Registrant's Common Stock and Related Shareholders Matters

Common Stock Data:
The common stock of Alliance Financial Corporation (Symbol: ALNC) is listed for quoting in the Nasdaq National Market. Market makers for the stock are Ryan, Beck & Company (800-342-2325), Tucker Anthony (800-343-3036), and First Albany Corporation (800-336-3245). There were 902 shareholders of record as of December 31, 1999. The following table presents stock prices for the common stock of Alliance Financial Corporation for all of 1999 and the fourth quarter of 1998 (after the merger of Cortland First Financial Corporation ("Cortland") and Oneida Valley Bancshares, Inc. ("Oneida") in November 1998), and for Cortland for the first three quarters of 1998 and the fourth quarter of 1998 (until such merger). Dividends paid in 1998 have been restated to reflect the combined dividends of Cortland and Oneida. Stock prices below are based on high and low closing prices for the quarter, as reported on the Nasdaq National Market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

1999                    High          Low          Dividend Paid
----                  -------       -------        -------------
1st Quarter           $ 25.50       $ 20.00        $ .175
2nd Quarter             21.75         19.50          .175
3rd Quarter             29.50         18.25          .175
4th Quarter             27.63         22.50          .175

1998                    High          Low          Dividend Paid
----                  -------       -------        -------------
1st Quarter           $ 29.25       $ 27.00        $ .14
2nd Quarter             29.25         29.25          .14
3rd Quarter             30.50         25.00          .14
4th Quarter             31.25         25.00          .25

The transfer agent for the stock is American Stock Transfer & Trust Company ("ASTC"). They can be contacted at the following address:

Registrar and Transfer Agent
American Stock Transfer & Trust Company
40 Wall Street - 46th Floor
New York, NY  10005

Automatic Dividend Reinvestment Plan
This plan is administered by ASTC, as agent. It offers a convenient way for shareholders to increase their investment in the Company. The plan enables certain shareholders to reinvest cash dividends on all or part of their common stock in additional shares of the Company's common stock without paying brokerage commissions or service charges. Shareholders who are interested in this program may receive a Plan Prospectus and enrollment card by writing or calling ASTC Dividend Reinvestment at 1-800-278-4353.

Item 6 -- Selected Financial Data (Dollars In Thousands, except per-share data)
---------------------------------
Five Year Comparative Summary

Assets and Deposits                          1999         1998         1997         1996         1995
                                             ----         ----         ----         ----         ----
Loans                                        $282,025     $250,295     $236,484     $231,134     $223,702
Investment Securities                         194,382      172,237      163,338      154,724      149,571
Deposits                                      435,074      413,594      377,927      372,588      360,376
Total Assets                                  519,197      471,705      436,430      428,310      412,808
Trust Dept Assets                             185,972      147,244      145,487      125,833      103,448
  (not included in Total Assets)
Shareholders' Equity                           49,245       51,168       49,750       50,177       47,542
  (Capital, Surplus & Undivided Profits)

Operating Income & Expenses
Total Interest Income                          34,508       32,213       31,791       31,016       30,449
Total Interest Expense                         14,220       13,398       12,984       12,194       12,013
Net Interest Income                            20,288       18,815       18,807       18,822       18,436
Provision for Possible
  Loan Losses                                     975          770          625          633          475
Net Interest Income after
  Provision for Possible
  Loan Losses                                  19,313       18,045       18,182       18,189       17,961
Other Operating Income                          4,558        3,989        3,866        3,387        3,168
Total Operating Income                         23,871       22,034       22,048       21,576       21,129

Salaries & Related Expense                      9,112        8,712        8,206        7,695        7,543
Occupancy & Equipment
  Expense                                       2,587        2,607        2,412        2,265        2,188
Other Operating Expense                         4,926        6,178        4,077        3,828        3,850
Total Operating Expense                        16,625       17,497       14,695       13,788       13,581

Income Before Taxes                             7,246        4,537        7,353        7,788        7,548
Provision for Income Taxes                      1,844        1,104        2,220        2,434        2,410
                                                -----        -----        -----        -----        -----
Net Income                                      5,402        3,433        5,133        5,354        5,138

Per-Share Statistics
Net Income                                   $   1.51     $   0.95     $   1.40     $   1.43     $   1.37
Book Value at Year End                          13.97        14.23        13.82        13.47
                                                                                                    12.67
Cash Dividends Declared                          0.70         0.67         0.88         0.56         0.51


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT'S DISCUSSION & ANALYSIS OF
THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION
Alliance Financial Corporation (the Company) is a New York Corporation which was formed in November 1998 as a result of the merger of Cortland First Financial Corporation (Cortland) and Oneida Valley Bancshares, Inc. (Oneida). The Company is a bank holding company that merged its two subsidiary banks, First National Bank of Cortland and Oneida Valley National Bank, forming a new wholly owned subsidiary, Alliance Bank, N.A. as of the close of business on April 16, 1999. Pursuant to the terms of the 1998 merger, each share of Cortland stock was exchanged for one share of the Company's stock and each share of Oneida stock was exchanged for 1.8 shares of the Company's stock. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principals Board Opinion No. 16.
     The following discussion and analysis reviews the Company's business, and provides information that has been restated to include the combined results of operations and financial condition of Cortland, Oneida, and the subsidiary banks for the year 1999 and all prior periods presented. Certain reclassifications were made to Cortland's and Oneida's prior years financial statements to conform to the Company's presentation. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes, and other statistical information included elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Net income for 1999 was $5.402 million, or $1.51 per share, compared to $3.433 million, or $0.95 per share, in 1998. The Company's 1999 net income increased $1.969 million, or 57.4%, and earnings per share increased $0.56, or 58.9%, compared to 1998 results. In connection with the 1998 merger of the holding company, a non-recurring charge to 1998 operating expenses of $1.701 million was recorded, which had the effect of reducing net income after tax by $1.022 million and earnings per share by $0.28. Excluding the nonrecurring merger-related expenses from the Company's 1998 results, 1999 net income increased $947 thousand, or 21.3% and earnings per share increased $0.28, or 22.8%. The success of 1999 earnings results is attributable to strong balance sheet growth generating increases in net interest income, a double-digit increase in non-interest income led by trust department earnings at a record level, and a lower rate of increase in operating expenses reflecting positive results of the merger.

                          Selected Performance Measures

Return on average assets, return on average equity, dividend payout and equity to asset ratios for the years indicated are as follows:

                                             1999     1998      1997
                                             ----     ----      ----
Percentage of net income to
  average total assets                        1.09%    0.74%     1.17%
Percentage of net income to
  average shareholders' equity               10.56%    6.91%    10.25%
Percentage of dividends declared
  to net income                              46.24%   70.20%    62.32%
Percentage of average
  shareholders' equity to
  average total assets                       10.29%   10.95%    11.50%


NET INTEREST INCOME
Net interest income is the Company's principal source of operating income for payment of overhead and providing for possible loan losses. It is the amount that interest and fees on loans, investments, and other earning assets exceeds the cost of deposits and other interest-bearing liabilities.
     Net interest income on a tax equivalent basis increased $1.520 million, to $21.501 million in 1999. The growth in net interest income resulted from increases in 1999's average earning assets which offset a declining net interest margin.
     Loans represented the majority of the Company's interest earning assets and have remained stable at 57% of earning assets over the past two years. Although average loans increased $19.312 million in 1999, yields declined 30 basis points to 8.68%, with lower yields in commercial, consumer, and residential mortgage loans. Interest income on loans in 1999 was up $959 thousand, or 4.4%, compared to 1998. Average loans in 1998 increased $7.806 million compared to 1997, while average loan yields declined 19 basis points primarily due to the decline in the real estate mortgage loan portfolio yields. Interest income on loans was up $235 thousand in 1998 compared to 1997.
     Average investments in 1999 increased by $27.588 million, with tax equivalent interest income from investments up $1.702 million compared to 1998. In comparison, average investment securities increased $4.431 million in 1998 compared to 1997, with tax equivalent interest income up just $87 thousand. Interest income in 1999 from the sale of federal funds in the amount of $433 thousand declined $319 thousand compared to 1998, as the Company reduced its average federal funds sold balances throughout the year.
     Tax equivalent interest income for 1999 at $35.721 million, was $2.342 million more than 1998, although the 1999 tax equivalent yield on average earning assets was 7.67%, 19 basis points less than 1998. Average earning assets for 1999 were $465.581 million, up $41.155 million compared to 1998, and represented 93.6% of total average assets in 1999. Average earning assets in 1998 were 93.5% of total average assets. Asset yields showed improvement at year-end 1999 following three successive 25 basis point increases in the federal funds rate, the result of Federal Reserve Board action beginning at mid-year.
     During 1999, average interest-bearing liabilities increased by $41.800 million, or 12.12%, to $386.700 million. The cost of interest-bearing liabilities declined 20 basis points from 3.88% in 1998 to 3.68% in 1999. The Company's interest expense, which is a function of the volume of, and rates paid for interest bearing liabilities, increased $822 thousand, or 6.14% in 1999. The increase was primarily a result of volume increases in time deposits, along with increased borrowings primarily through the Federal Home Loan Bank. By comparison, interest expense increased $414 thousand, or 3.19% in 1998 as a result of smaller percentage increases in interest-bearing demand and time deposit balances. Average interest-bearing liabilities increased $14.190 million, or 4.29%, in 1998 compared to 1997.
     The Company's net interest margin (federal tax equivalent net interest income divided by average earning assets) declined 9 basis points, from 4.71% in 1998, to 4.62% in 1999.

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Interest income and yield information is adjusted for items exempt from federal income taxes and assumes a 34% tax rate. Non-accrual loans have been included in the average balances. Securities are shown at average amortized cost.

Average Balances and Net Interest Income

                                                                       Years Ended December 31,
                                                       1999                         1998                          1997
                                                       ----                         ----                          ----

(Dollars In Thousands)                                           Avg.                          Avg.                          Avg.
                                                               Yield/                        Yield/                        Yield/
                                               Avg.   Amt. Of    Rate        Avg.   Amt. of    Rate       Avg.    Amt. Of    Rate
                                            Balance  Interest    Paid     Balance  Interest    Paid    Balance   Interest    Paid
Assets:
Interest-earning assets:
  Federal funds sold                       $  8,260   $   433   5.24%    $ 14,005   $   752   5.38%   $  9,147    $   494   5.40%
  Taxable investment securities             143,671     8,798   6.12%     114,545     7,075   6.18%    117,433      7,440   6.34%
  Nontaxable investment securities           49,689     3,567   7.18%      51,227     3,588   7.00%     43,908      3,136   7.14%
  Loans (net of unearned discount)          263,961    22,923   8.68%     244,649    21,964   8.98%    236,843     21,729   9.17%
                                            -------    ------   -----     -------    ------   -----   --------     ------   -----
Total interest-earning assets               465,581    35,721   7.67%     424,426    33,379   7.86%    407,331     32,799   8.05%
Non-interest-earning assets:
  Other assets                               35,486                       31,078                        30,714
    Less:  Allowance for loan losses         (3,240)                      (2,933)                       (2,980)
Net unrealized (losses) gains on
   available-for-sale portfolio                (560)                       1,229                           225
                                             ------                        -----                         -----
Total                                      $497,267                      $453,800                     $435,290
                                           ========                      ========                     ========

Liabilities and Shareholders' Equity:
Interest-bearing liabilities
  Demand deposits                          $ 64,480   $ 1,042   1.62%    $ 61,228   $ 1,191   1.95%   $ 54,493    $ 1,017   1.87%
  Savings deposits                          148,895     4,632   3.11%     141,285     4,763   3.37%    140,041      4,821   3.44%
  Time deposits                             163,115     7,947   4.87%     140,639     7,346   5.22%    134,710      7,066   5.25%
  Short-term borrowings                      10,210       599   5.87%       1,748        98   5.60%      1,466         80   5.46%
                                            -------    ------   -----     -------    ------   -----    -------     ------   -----
Total interest-bearing liabilities          386,700    14,220   3.68%     344,900    13,398   3.88%    330,710     12,984   3.93%
Non-interest-bearing liabilities:
  Demand deposits                            54,590                        53,675                       49,634
  Other liabilities                           4,803                         5,553                        4.887
  Shareholders' equity                       51,174                        49,672                       50,059
                                             ------                       -------                     --------
Total                                      $497,267                      $453,800                     $435,290
                                           ========                      ========                     ========


Net interest earnings                                 $21,501                       $19,981                       $19,815
                                                      =======                       =======                       =======

Net yield on interest-earning assets                            4.62%                         4.71%                         4.86%


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

Volume and Rate Variances

                                                1999 Compared to 1998                1998 Compared to 1997
                                                ---------------------                ---------------------
(In Thousands)                               Increase (Decrease) Due To           Increase (Decrease) Due To

                                       Volume      Rate        Net Change   Volume      Rate       Net Change
Interest earned on:

Federal funds sold and time
  deposits in other banks              $ (305)     $  (14)     $ (319)      $  261      $  (4)     $ 257
Taxable investment securities           1,796         (73)      1,723         (180)      (185)      (365)
Nontaxable investment securities         (111)         90         (21)         519        (66)       453
Loans (net of unearned discount)        1,714        (755)        959          701       (466)       235
                                        -----       -----       -----        -----       ----       ----
Total interest-earning assets          $3,094      $ (752)     $2,342       $1,301      $(721)     $ 580
                                       ======      ======      ======       ======      =====      =====
Interest paid on:
Interest-bearing demand deposits       $   58      $  (207)    $ (149)      $  128      $  46      $ 174
Savings deposits                          246         (377)      (131)          42       (100)       (58)
Time deposits                           1,133         (532)       601          315        (35)       280
Short-term borrowings                     485           16        501           16          2         18
                                       ------      -------     ------       ------      -----      -----
Total interest-bearing liabilities     $1,922      $(1,100)    $  822       $  501      $ (87)     $ 414
                                       ======      =======     ======       ======      =====      =====
Net interest earnings (FTE)            $1,172      $   348     $1,520       $  800      $(634)     $ 166


NON-INTEREST INCOME
Non-interest income for 1999 was $4.558 million, which was up 14.3%, or $569 thousand, compared to 1998. Non-interest income increased 3.2%, or $123 thousand in 1998. The Company's non-interest income is composed of recurring fees from normal banking operations, trust and data processing department fees, and net gains/losses from sales of investment securities. Income from service charges on deposits at $1.939 million, up 13.7% from the prior year following a 10.1% increase in 1998, was the principal source of the bank's non-interest income. Trust department income increased 43.7% in 1999 to $1.134 million compared to $789 thousand in 1998. The growth in trust revenue is a reflection of both an increase in the market value of trust department assets as well as growth in the departments' customer base resulting from strong new business development efforts in 1999. Trust department income represents 25% of total non-interest income. Trust department income increased 1.8% in 1998 compared to 1997. The Company took minimal gains from the sale of investment securities in 1999. Gains on sales of securities in 1999 of $136 thousand compared to $26 thousand in 1998. Significant contributions to the Company's non-interest income were derived from electronic banking service fees, data processing service contracts with other financial institutions, and dividends received from the credit insurance programs offered through the Company's subsidiary bank.

The following table sets forth certain information on non-interest income for the years indicated.

                              Non-Interest Income

                                                 Years ended December 31,
(In Thousands)                                  1999       1998       1997
                                                ----       ----       ----

Trust department services                       $1,134     $  789     $  775
Service charges on deposit accounts              1,939      1,706      1,550
Data processing services                           268        257        244
Investment securities gains                        136         26        115
Other operating income                           1,081      1,211      1,182
                                                ------     ------     ------

  Total non-interest  income                    $4,558     $3,989     $3,866

NON-INTEREST EXPENSE
Operating expense in 1999 declined $872 thousand, or 5%, compared to an increase of $2.802 million, or 19.1% in 1998 over the 1997 operating expense. In 1998, the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc. resulted in expenses of $1.701 million being charged against the Company's earnings. Excluding these 1998 nonrecurring merger-related expenses, non-interest expense in 1999 was up $829 thousand, or 5.2%, compared to 1998. On the same basis, operating expense in 1998 was up $1.101 million, or 7.5% compared to 1997. Salaries and associated benefit expenses in 1999 were up $400 thousand, or 4.6%, compared to a 6.2% increase in 1998 over 1997, and represented the majority of the increase in operating expenses. Salary and benefits expense was favorably impacted during the year as a result of certain employees electing to participate in an early retirement program relating to the merger. Increases in salary and benefits during the year were associated with staffing a new Syracuse, New York office that opened in July, and new business development and account officers employed in the growing commercial loan and trust departments. In connection with the merger of the banks in 1999, the Company consolidated various benefit programs and elected to terminate the former Oneida Valley National Bank defined benefit pension plan. As a result of the termination, the Company charged $75 thousand against pension expense in 1999 and expects to charge approximately $460 thousand in additional pension expense in 2000, both of which will be nonrecurring. A gain on the termination of the plan is expected to more than offset all of the expense in 2000.
     The Company's occupancy and equipment expense received benefits from the merger and declined approximately 1% in 1999 compared to 1998. In the prior year, occupancy and equipment expense increased $195 thousand, or 8.1%, compared to 1997. Excluding 1998 merger related expenses, other operating expense in 1999 increased $449 thousand, or 10%, compared to 1998. The 1999 increases were primarily related to the reordering of stationery, forms, and supplies associated with the April merger of the subsidiary banks along with higher advertising costs to promote the Company's new name and image. Communication expense increased as the Company improved the speed at which it could communicate throughout its 18 branch system.

                                 Non-Interest Expense

                                                   Years ended December 31,
(In Thousands)                             1999        1998        1997
                                           ----        ----        ----

Salaries, wages, and employee benefits     $ 9,112     $ 8,712     $ 8,206
Building, occupancy and equipment            2,587       2,607       2,412
Merger related expenses                         --       1,701          --
Other operating expense                      4,926       4,477       4,077
                                           -------     -------     -------

  Total non-interest expense               $16,625     $17,497     $14,695

ANALYSIS OF FINANCIAL CONDITION

INVESTMENT SECURITIES
The investment portfolio is designed to meet the Company's liquidity needs when loans expand or deposits contract while, at the same time, generating a favorable return on low-risk, high-quality investments. In connection with its merger, the Company elected in 1998 to reclassify the majority of its held-to-maturity investment securities to available-for-sale, and to maintain the majority of its portfolio as available-for-sale to support and maintain the Company's interest risk objectives. The Company does not engage in securities trading or derivatives activities in carrying out its investment strategies. Based on amortized cost, the Company classified 94% of its investment portfolio as available-for-sale at year-end 1999. The Company's book value of investment debt securities increased $26.705 million, or 15.85%, in the 12 months ending December 31, 1999 to a total of $195.138 million, compared to an increase of $8.005 million, or 5%, in 1998 over 1997. The average tax equivalent yield of the portfolio declined four basis points, from 6.43% in 1998 to 6.39% in 1999. The portfolio yield had declined 12 basis points in 1998 compared to 1997.
     During the year ending December 31, 1999, market interest rates increased significantly, with the yield on three-year U.S. Treasury securities approximately 150 basis points above its December 31, 1998 rate. The increase in rates, which causes a decline in the market value of fixed-rate investment securities, resulted in the Company's available-for-sale investment securities reflecting a market value which was 1.87% less than the portfolios' book value. In compliance with SFAS 115, the Company reflects net unrealized gains and losses on its available-for-sale portfolio in its financial statement investment securities total, as well as the after tax effect of the gains and losses in the accumulated comprehensive income section of its shareholders' equity. The Company's investment portfolio reflects an unrealized loss on available-for-sale securities of $3.476 million, with an after tax effect of $2.086 million being reflected as a reduction in shareholders' equity. Since the Company expects actual future sales of securities to be minimal, as has been its past practice, the losses reflected on the financial statements are not expected to be realized. At December 31,1998, the Company reported unrealized gains in its available-for-sale portfolio of $1.815 million.
     The composition of the portfolio as of December 31, 1999 consisted of U.S. Treasury and Agency Securities representing 31% of the total, mortgage-backed securities at 35%, tax-exempt investments at 25%, and other securities representing 9% of the total. The composition of the portfolio shows little change when compared to year-end 1998. Gains on sales of investment securities in 1999 were $136 thousand compared to $26 thousand in 1998.

The following table sets forth the amortized cost and market value for the Company's held-to-maturity investment securities portfolio:

                                                        Years ended December 31,
                                           1999                    1998                    1997
                                           ----                    ----                    ----
(In Thousands)                    Amortized     Market   Amortized      Market   Amortized      Market
                                       Cost      Value        Cost       Value        Cost       Value
U.S. Treasury and other
  U.S. Government agencies         $    --     $    --     $   500     $   501     $10,028     $10,076
Mortgage-backed securities              --          --          --          --       6,070       6,104
Obligations of states and
  political subdivisions            12,449      12,449      12,936      12,986      21,159      21,388
Other securities                        --          --          --          --       2,516       2,538
                                   -------     -------     -------     -------     -------     -------
TOTAL                              $12,449     $12,449     $13,436     $13,487     $39,773     $40,106
                                   =======     =======     =======     =======     =======     =======

The following table sets forth the amortized cost and market value for the Company's available-for-sale debt securities within the investment portfolio:

                                                        Years ended December 31,
                                                   1999                      1998                      1997
                                                   ----                      ----                      ----
(In Thousands)                          Amortized        Market    Amortized       Market    Amortized       Market
                                             Cost         Value         Cost        Value         Cost        Value
U.S. Treasury and other
  U.S. Government agencies              $  61,871      $ 61,225     $ 49,461     $ 49,870     $ 46,534     $ 46,694
Mortgage-backed securities                 68,227        66,178       56,169       56,402       45,464       45,707
Obligations of states and
  political subdivisions                   37,516        37,196       39,168       40,315       28,129       28,720
Other securities                           15,075        14,614       10,199       10,225          528          536
                                        ---------      --------     --------     --------     --------     --------
TOTAL                                   $ 182,689      $179,213     $154,997     $156,812     $120,655     $121,657
                                        =========      ========     ========     ========     ========     ========
Net unrealized (losses) gains on
  available-for-sale debt securities    $  (3,476)                  $  1,815                  $  1,002
                                        ---------                   --------                  --------
Total Carrying Value                    $ 179,213                   $156,812                  $121,657
                                        =========                   ========                  ========

The following table sets forth as of December 31, 1999 the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the basis of the cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:

                                                            At December 31, 1999

                                                    Amount               Amount           Amount
                                                  Maturing       Maturing After   Maturing After
                                                    Within         One Year but   Five Years but            Amount
                                                  One Year          Within Five       Within Ten    Maturing After
(Dollars In Thousands)                             or Less                Years            Years         Ten Years    Total Cost
Held-To-Maturity Portfolio
States and political subdivisions                  $ 8,233             $  2,564          $ 1,652              $--      $ 12,449
                                                   -------             --------          -------            -----      --------
Total held-to-maturity portfolio value             $ 8,233             $  2,564          $ 1,652              $--      $ 12,449
                                                   -------             --------          -------            -----      --------
Weighted average yield at year end (1)               6.51%                9.09%            8.57%            0.00%         7.27%
Available-for-Sale Portfolio:
U.S. Treasury and other
  U.S. Government agencies                         $16,720             $ 36,041           9,110               $--      $ 61,871
Mortgage-backed securities                           4,184               46,760          12,468             4,815        68,227
States and political subdivisions                    3,948               16,542          14,145             2,881        37,516
Other                                                   --               12,162           2,913                --        15,075
                                                   -------             --------          ------             -----      --------
Total available-for-sale portfolio value           $24,852             $111,505         $38,636            $7,696      $182,689
                                                   =======             ========         =======            ======      ========
Weighted average yield at year end (1)               6.18%                6.25%           6.69%             6.67%         6.35%


(1) Weighted average yields on the tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a marginal federal tax rate of 34%. These yields are an arithmetic computation of interest income divided by average balance and may differ from the yield to maturity which considers the time value of money.

LOANS
The loan portfolio is the largest component of the Company's earning assets and accounts for the greatest portion of total interest income. The Company provides a full range of loan products delivered through its branch network. Consistent with the focus on providing community banking services, the Company generally does not attempt to diversify geographically by making a significant amount of loans to borrowers outside of the primary service area. Loans are internally generated and lending activity is primarily confined to Cortland, Madison, Onondaga, northern Broome, and western Oneida counties. The Company does not engage in highly leveraged transactions or foreign lending activities.

         The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                         Composition of the  Loan Portfolio

                                                              Years ended December 31,
                                1999                1998                1997                 1996                 1995
                                ----                ----                ----                 ----                 ----
(Dollars In Thousands)
                           Amount  Percent     Amount  Percent     Amount  Percent      Amount  Percent      Amount  Percent
                           ------  -------     ------  -------     ------  -------      ------  -------      ------  -------
Commercial and
   agricultural          $105,169    37.3%   $ 80,121    32.0%   $ 66,422    28.1%    $ 59,911    25.9%    $ 60,147    26.9%
Real estate mortgage      114,450    40.6%    113,570    45.4%    105,937    44.8%     107,462    46.5%     103,082    46.1%
Consumer                   66,878    23.7%     61,817    24.7%     70,169    29.7%      70,595    30.5%      67,072    30.0%
                          -------   -----     -------   ------    -------   -----      -------   -----      -------   -----
Gross Loans               286,497   101.6%    255,508   102.1%    242,528   102.6%     237,968   102.9%     230,301   103.0%
Less:
  Unearned discount        (1,060)   (0.4%)    (2,212)   (0.9%)    (3,087)   (1.3%)     (3,809)   (1.6%)     (3,732)   (1.7%)
  Allowance for
     loan losses           (3,412)   (1.2%)    (3,001)   (1.2%)    (2,957)   (1.3%)     (3,025)   (1.3%)     (2,867)   (1.3%)
                          -------   ------    -------   ------    -------   ------     -------   ------     -------   ------
Net Loans                $282,025   100.0%   $250,295   100.0%   $236,484   100.0%    $231,134   100.0%    $223,702   100.0%
                         ========   ======   ========   ======   ========   ======    ========   ======    ========   =====


     On December 31, 1999 loans (net of unearned discount) were $285.437 million, increasing $32.141 million, or 12.7%, during the year. Loans increased $13.855 million, or 5.9% in 1998. Although the majority of the Company's loans continue to be residential mortgage loans on our customers' primary residences, increasing emphasis has been placed on growing the commercial loan portfolio. Residential mortgage loans, which represent 40.6% of net loans, increased $880 thousand, or 0.8% during 1999. The mortgage portfolio consists of 85% fixed-rate loans, and 15% with rates that adjust on an annual basis. The Company originated $24.621 million in mortgage loans during 1999. As of December 31, 1999, the Company was servicing mortgage loans sold in the secondary market with balances of $16.612 million. The total of mortgage loans being serviced at December 31, 1998 was $15.133 million.
     Loans in the commercial category consist primarily of short-term and/or floating rate loans, as well as commercial mortgage loans, made to small and medium-sized companies. Commercial loans in 1999 increased $25.048 million, or 31.3% to $105.169 million over the year-end 1998. A large percentage of the growth in the commercial loan portfolio resulted from new business relationships developed in the Onondaga county market.
     Consumer loans, net of unearned discount, which include home equity and revolving credit loans, increased 10.4%, or $6.213 million, to $65.818 million as of December 31, 1999. During 1999, the Company increased its focus on indirect auto lending, employing a new business development officer, and centralizing underwriting and loan processing. Indirect auto loans increased $3.865 million, or 23.6%, in 1999 compared to 1998 and represented 76.4% of the 1999 growth in consumer loans.

The following table shows the amount of loans outstanding as of December 31, 1999, which, based on remaining scheduled payments of principal, are due in the periods indicated.

                                                                       At December 31, 1999

  (In Thousands)                             Maturing in One  Maturing After One     Maturing After   Maturing After
                                                Year or Less     but Within Five    Five but Within        Ten Years
                                                                           Years          Ten Years                           Total
  Commercial and agricultural                        $43,263             $32,460            $12,156          $17,290       $105,169
  Real estate mortgage                                 7,465              31,940             34,348           40,697        114,450
  Consumer, net of unearned
     discount                                         18,276              38,109              8,652              781         65,818
                                                      ------              ------              -----              ---         ------
  Total loans, net of unearned
     discount                                        $69,004            $102,509            $55,156          $58,768       $285,437
                                                     =======            ========            =======          =======       ========

The following table sets forth the sensitivity of the loan amounts due after one year to changes in interest rates:

                                                   At December 31, 1999
(In Thousands)                                  Fixed Rate   Variable Rate

Due after one year, but within five years          $69,564         $32,945
Due after five years                               $80,005         $33,919

LOAN QUALITY AND THE ALLOWANCE FOR LOAN LOSSES

The following table represents information concerning the aggregate amount of nonperforming assets:

                                                                                     Years ended December 31,

                                                                     1999        1998        1997         1996        1995
                                                                     ----        ----        ----         ----        ----
                                                                                    (Dollars In Thousands)
  Loans accounted for on a nonaccrual basis                         $ 682       $ 552       $ 525        $ 819       $ 582
  Accruing loans which are contractually past due 90
    days or more as to principal or interest payments                 409         298       1,204          597         389
  Other real estate owned and other repossessed assets                269         257         363            0         135
                                                                   ------      ------      ------       ------      ------
    Total nonperforming loans and assets                           $1,360      $1,107      $2,092       $1,416      $1,106
                                                                   ======      ======      ======       ======      ======
  Ratio of allowance for loan losses to period-end
    nonperforming loans                                           312.74%     353.06%     171.02%      213.63%     295.28%
  Ratio of nonperforming assets to period-end total
    loans, other real estate owned, and repossessed assets          0.48%       0.44%       0.87%        0.60%       0.49%



     Nonperforming assets, defined as nonaccruing loans plus loans 90 days or more past due along with other real estate owned and other repossessed assets as of December 31,1999 were $1.360 million, increasing $253 thousand, or 22.85%, compared to year-end 1998. The ratio of nonperforming assets to year-end loans, other real estate owned, and other repossessed assets increased from 0.44% at December 31, 1998 to 0.48% at December 31, 1999. The ratio of nonperforming loans to total loans also increased slightly from 0.32% at December 31, 1998 to 0.38% at December 31, 1999.
     The Company's policy is to place a loan on nonaccrual status and recognize income on a cash basis when it is more than ninety days past due, unless in the opinion of management, the loan is well secured and in the process of collection. The impact of interest not recognized on nonaccrual loans was immaterial in 1999. The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on fair value of the collateral. As of December 31, 1999, there were no impaired loans for which specific valuation allowances had been recorded.
     The Company has a loan review program that it believes takes a conservative approach to evaluating nonperforming loans and the loan portfolio in general. The loan review program continually audits the loan portfolio to confirm management's loan risk rating system and track problem loans, to insure compliance with loan policy underwriting guidelines, and to evaluate the adequacy of the allowance for loan losses.
     Management determines the allowance for loan losses based on a number of factors including reviewing and evaluating the bank's loan portfolio in order to identify potential problem loans, concentrations of credit, and risk factors connected to the portfolio, as well as current local and national economic conditions. The allowance for loan losses represents management's estimate of an amount that is adequate to provide for potential losses inherent in the loan portfolio. Loans are charged against the allowance for loan losses, in accordance with the Company's loan policy, when they are determined by management to be uncollectible. Recoveries on loans previously charged-off are credited to the allowance for loan losses when they are received. When management determines that the allowance for loan losses is less than adequate to provide for potential losses, a direct charge is made to operating income.
     The Allowance for Loan Losses account at December 31, 1999 was $3.412 million, or 1.20% of loans (net of unearned discount) outstanding compared to $3.001 million, or 1.18% of loans outstanding at December 31, 1998. The adequacy of the allowance to provide coverage for nonperforming loans was 313% at year-end 1999 compared to 353% at year-end 1998. The provision expense in 1999 of $975 thousand provided coverage in excess of the $564 thousand in net loans charged off. The ratio of net charge-offs to average loans outstanding declined to 0.21% in 1999 compared to 0.30% in 1998. Loan losses in the Company's residential mortgage loan portfolio continue to be negligible, with commercial loan portfolio net loan losses in 1999 of $51 thousand, representing 0.07% of average commercial loans outstanding in 1999. Over the past two years, 79% of total loans charged-off have been consumer loans, with the majority being installment loans. Net consumer loan losses in 1999 in the amount of $475 thousand were 0.73% of average consumer loans outstanding for 1999.
     A relatively low level of nonperforming loans combined with a stable and low level of net charge-offs, continues to allow the Company to carry a reserve for loan losses below peers.

The following table summarizes loan balances at the end of each period indicated and the daily average amount of loans. Also summarized are changes in the allowance for possible losses arising from loans charged-off and recoveries on loans previously charged-off and additions to the allowance, which have been charged to expenses.

                                                                               Summary Of Loan Loss Allowance

                                                                                   Years ended December 31,
                                                                 1999            1998           1997            1996           1995
                                                                 ----            ----           ----            ----           ----
                                                                                  (Dollars In Thousands)
  Amount of loans outstanding at end of
    period (gross loans less unearned discount)              $285,437        $253,296       $239,441        $234,159       $226,569
                                                             --------        --------       --------        --------       --------
  Daily average amount of loans (net of
    unearned discount)                                        263,961         244,649        236,843         230,007        223,188
                                                             --------        --------       --------        --------       --------
  Balance of allowance for possible loan
    losses at beginning of period                               3,001           2,957          3,025           2,867          2,836
  Loans charged-off:
    Commercial and agricultural                                    73             218            148             218            213
    Real estate mortgage                                           38              29             57               0             10
    Consumer                                                      637             693            602             385            340
                                                             --------        --------       --------        --------       --------
      Total loans charged-off                                  $  748          $  940         $  807          $  603         $  563

  Recoveries of loans previously charged-off:
      Commercial and agricultural                                  21             111             17              36             46
      Real estate mortgage                                          1              --             --              --             --
      Consumer                                                    162             103             97              92             73
                                                             --------        --------       --------        --------       --------
          Total recoveries                                     $  184          $  214         $  114          $  128         $  119
  Net loans charged-off                                        $  564          $  726         $  693          $  475         $  444
                                                             --------        --------       --------        --------       --------
  Additions to allowance charged to expense                       975             770            625             633            475
                                                             --------        --------       --------        --------       --------
  Balance at end of period                                    $ 3,412         $ 3,001        $ 2,957         $ 3,025        $ 2,867
                                                             --------        --------       --------        --------       --------
  Ratio of allowance for loan losses to period-
    end loans                                                   1.20%           1.18%          1.23%           1.29%          1.27%
  Ratio of net charge-offs to average loans                     0.21%           0.30%          0.29%           0.21%          0.20%
    outstanding


The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated.

                                                   Allocation of the Allowance For Loan Losses

                                                            Years ended December 31,
                                       1999                1998                 1997                1996                1995
                                       ----                ----                 ----                ----
                                Amt. of              Amt. of              Amt. of             Amt. of             Amt. of
(Dollars In Thousands)        Allowance  Percent   Allowance  Percent   Allowance  Percent  Allowance  Percent  Allowance  Percent


Commercial & agricultural        $1,857   54.43%      $1,159   38.62%        $948   32.05%       $859   28.39%       $850   29.65%
Real estate mortgage                391   11.46%         482   16.06%         541   18.30%        546   18.05%        543   18.94%
Consumer                          1,164   34.11%         698   23.26%         906   30.64%        849   28.07%        724   25.25%
Unallocated                          --      --          662   22.06%         562   19.01%        771   25.49%        750   26.16%
Total                            $3,412  100.00%      $3,001  100.00%      $2,957  100.00%     $3,025  100.00%     $2,867  100.00%


OTHER ASSETS
During the fourth quarter of 1999, the Company purchased $7.5 million of insurance, insuring the lives of a number of the Company's key executives and managers. The Company views the purchase as protection against the loss of its key personnel. The bank-owned life insurance is carried on the books at its current cash surrender value. Increases in cash surrender value are based on market rates paid by the two insurance companies that have issued the policies, and are credited to other income.

DEPOSITS AND OTHER BORROWINGS
The Company's deposit accounts represent its primary source of funds. The deposit base is comprised of demand deposit, savings and money market accounts, and other time deposits which are provided by individuals, businesses, and local governments within the communities served. The Company continuously monitors market pricing, competitors' rates, and internal interest rate spreads to maintain and promote growth and profitability.
     Average deposits for 1999 increased $34.253 million, or 8.6%, to $431.080 million, compared to an $17.949 million, or 4.7%, increase in 1998 over 1997. Compared to December 31, 1998, deposits as of December 31, 1999 of $435.074 million were up $21.480 million. The Company's deposit mix has been relatively stable over the past three years, with changes reflecting a slight shift from regular savings to money market savings accounts, on which the Company pays higher interest rates. The Company's demand deposits, including both interest-bearing and non-interest-bearing accounts, reflected an increase in average outstanding balances of $4.167 million, or 3.6%, during 1999 following a 10.3% increase when comparing 1998 to 1997. These core transactional accounts continue to provide the company with an important low-cost source of funds. With a relatively low rate of inflation during 1999, low savings rates encouraged depositors to transfer balances to time deposits. Average time deposits in 1999 increased $22.476 million, or 16%, compared to 1998, following an increase of $5.929 million, or 4.4%, when comparing 1998 to 1997. Depositors continued to favor time deposits with maturities of 18 months or less. Time deposits in excess of $100 thousand, which are more volatile and sensitive to interest rates, totaled $72.457 million at year-end 1999, 43.2% of time deposits and 16.7% of total deposits, compared to 38.7%, and 14%, respectively, at year-end 1998. The Company has been more aggressive in acquiring large balance time deposits in the past two years, matching the liabilities with assets that have similar interest rate risk characteristics. The Company's total municipal deposits of $110.819 million on December 31, 1999 represented 25.5% of total deposits compared to $82.086 million, or 19.89%, on December 31, 1998.

The average daily amount of deposits, the average rate paid, and the percentage of deposits on each of the following deposit categories is summarized below for the years indicated.

                                                    1999                           1998                         1997
                                                    ----                           ----                         ----
                                                  Avg.                           Avg.                         Avg.
                                           Avg.   Rate  Percent of       Avg.   Rate  Percent of      Avg.   Rate  Percent of
                                        Balance   Paid    Deposits    Balance   Paid    Deposits   Balance   Paid    Deposits
(Dollars In Thousands)
Non-interest-bearing demand deposits   $ 54,590  0.00%      12.66%   $ 53,675  0.00%      13.53%  $ 49,634  0.00%      13.10%
Interest-bearing demand deposits         64,480  1.62%      14.96%     61,228  1.95%      15.43%    54,493  1.87%      14.39%
Savings deposits                        148,895  3.11%      34.54%    141,285  3.37%      35.60%   140,041  3.44%      36.96%
Time deposits                           163,115  4.87%      37.84%    140,639  5.22%      35.44%   134,710  5.25%      35.55%
Total average daily amount of
  domestic deposits                    $431,080  3.16%     100.00%   $396,827  3.35%     100.00%  $378,878  3.41%     100.00%


The following table indicates the amount of the Company's time deposits of $100,000 or more by time remaining until maturity as of December 31, 1999.

                                       (In Thousands)
Less than three months                       $41,336
Three months to six months                    22,415
Six months to one year                         4,921
Over one year                                  3,785
                                               -----
  Total                                      $72,457
                                             =======

In the fourth quarter of 1999, the Company began offering retail repurchase agreements primarily to its larger business customers. Under the terms of the agreement, the Company sells investment portfolio securities to the customer agreeing to repurchase the securities at a specified later date. The Company views the borrowing as a deposit alternative for its business customers. As of December 31, 1999, repurchase agreements amounted to $7.225 million. During 1999, the Company increased borrowings from the Federal Home Loan Bank by $24 million. Borrowings at December 31, 1999 were all scheduled to mature in 90 days or less and are considered as an alternative to purchasing large time deposits from corporate or municipal customers based on cost and timing issues.

CAPITAL
In 1999, the Company added $5.402 million into equity through net income and returned $2.498 million to its shareholders in the form of dividends, retaining $2.904 million in undivided profits. During the year, the Company repurchased 68,800 shares of its common stock at a cost of $1.653 million in connection with a stock repurchase program that was announced early in the third quarter. The Board of Directors believes that the 1999 repurchases of stock have been an excellent investment opportunity for the Company and its shareholders, based on the Company's strong capital position and growth potential. Total shareholders' equity also reflects an adjustment for the SFAS 115 required change in market value of the Company's available-for-sale investment securities. As previously discussed in the Investment Securities section, the after tax effect of the net unrealized gains and losses is reported as the Accumulated Other Comprehensive Income component of shareholders' equity, and reflects a reduction in total shareholders' equity of $2.086 million as of December 31, 1999. The Company's ratio of shareholders' equity to assets of 9.49% at December 31, 1999 compares to 10.85% at December 31, 1998.
     The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank, that supports growth and expansion activities while at the same time exceeding regulatory standards. Capital adequacy in the banking industry is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. At December 31, 1999, the Company exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well capitalized institution". A more comprehensive analysis of regulatory capital requirements, including ratios for the Company and its subsidiary bank, is included in Note 16 in the Consolidated Financial Statements section of the Annual Report.
     The Company paid cash dividends equal to $0.70 per share in 1999 compared to $0.67 in 1998. The 1999 dividend pay-out ratio was 46%.

LIQUIDITY
Liquidity is the ability of the Company to generate and maintain sufficient cash flows to fund its operations and to meet customer's loan demands or deposit withdrawals. Maintaining a stable core deposit base is one of the fundamentals in the Company's liquidity management policy. It is the Company's goal to raise cash when needed, at the most reasonable cost, with a minimum of loss. Management carefully monitors its liquidity position and seeks to maintain adequate liquidity to meet its needs. The Company meets its liquidity needs by balancing levels of cash flow from the sale or maturity of available-for-sale investment securities and loan amortizing payments and maturities, as well as with the availability of dependable borrowing sources which can be accessed when needed. Lines of credit with the bank's primary correspondents and the Federal Home Loan Bank as of year-end 1999 were $64.273 million of which $55.273 million remained available.

IMPACT OF THE YEAR 2000
Prior to year-end 1999, the Company had completed the assessment of its Y2K risk, had implemented all necessary system enhancements, and had tested all systems and equipment to ensure customer service and minimize its business risks in the year 2000. A Business Resumption Contingency Plan along with a Liquidity Contingency Plan were in place to provide for problems should they occur. As a result of strong customer communications and marketing efforts by both the Company and the banking industry, consumer confidence in the banking industry's ability to resolve Y2K problems increased as January 1, 2000 approached. The increase in consumer confidence resulted in the Company experiencing no significant Y2K related deposit declines or cash withdrawals in December of 1999. The month of January 2000 reflected a successful transition to the year 2000 of all of the Company's systems and equipment. In particular, the Company's on-premise computer processing system continued to perform as the Y2K testing program had indicated that it would. All year-end processing was completed as scheduled and daily processing since year-end has been performed without any Y2K related incidents. By the end of the first week of business in January, the Company's contingency cash was reinvested. The Company estimates that interest income was negatively impacted in the fourth quarter of 1999 by $100 thousand as a result of the uninvested cash being reserved for Y2K customer contingencies. Total costs incurred and income lost by the Company in connection with remediation and contingency planning for Y2K are estimated at $250 thousand, with $60 thousand expensed in 1998, and $190 thousand of expense and lost income in 1999.
     Early indications from the Company's commercial loan department reflect that the quality of the Company's loan portfolio has had no negative Y2K related impact. The Company believes that its business risks to Y2K related problems have been significantly reduced with the successful operation of its systems during the early part of the year 2000. By the end of the first quarter of 2000, the Company expects that a sufficient level of business activity with all of its third party vendors will indicate if any risk remains. Until such time, the Company will continue to maintain its Y2K Business Resumption Contingency Plan to manage such risk.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's market risk arises principally from interest rate risk in its lending, deposit, and borrowing activities. Other types of market risks generally do not arise in the normal course of the Company's business activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risks, in the normal course of business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations. The Company's profitability is affected by fluctuations in interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial change in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using a computer simulation model.
     The model measures the change in net interest income which results when market interest rates change. As of December 31, 1999, an instantaneous 200 basis point increase in market interest rates was estimated to have a negative impact of 5.19% on net interest income over the next twelve-month period, while a 200 basis point decrease in market interest rates was estimated to have a positive impact of 3.63% on the Company's net interest income. By comparison, at December 31, 1998 the Company estimated an instantaneous 200 basis point rise in rates would have a negative impact of 4.46% on net interest income during 1999 while a 200 basis point decline in rates would have a positive impact of 2.55% on net interest income during 1999. The Company took on slightly more risk to changing interest rates during 1999 as it continued to grow its municipal and large certificate of deposit base along with increased borrowings from the Federal Home Loan Bank. Both funding sources have short-term repricing characteristics or maturities. Although a considerable amount of the funding was utilized in the making of variable rate commercial loans, the Company also increased other loan and investment assets with three to five year repricing characteristics or maturities. The Company believes that the increase in yield for the extended maturities warrants the small increase in its overall interest rate risk. The potential change in net interest income resulting from this analysis falls within the Company's interest rate risk policy guidelines.
     Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit rate changes, and should not be relied upon as indicative of actual results.

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 1999.

                                                    Expected Maturity/Principal Repayments at December 31, 1999

                                                                                                           Average
                                                                                      There-              Interest        Fair
                                    2000      2001      2002      2003      2004       after      Total       Rate       Value
                                    ----      ----      ----      ----      ----       -----      -----      -----       -----
                                                                       (In Thousands)
Rate Sensitive Assets
Loans                           $ 86,379   $45,730   $24,371   $26,003   $21,919    $ 81,035   $285,437      8.49%    $280,342
Investments                       43,818    32,466    28,833    28,492    14,220      50,029    197,858      5.99%     194,382
                                --------   -------   -------   -------   -------    --------   --------      -----    --------
Total rate sensitive assets     $130,197   $78,196   $53,204   $54,495   $36,139    $131,064   $483,295               $474,724
                                ========   =======   =======   =======   =======    ========   ========               ========

Rate Sensitive Liabilities
Savings, Money Market, and
   NOW Accounts                 $ 44,963   $    --  $     --    $   --    $   --    $165,771   $210,734      2.69%    $210,734
Time Deposits                    139,293    16,291     5,764     3,234     2,605         591    167,778      5.07%     167,634
Short-Term Borrowings             31,225        --        --        --        --          --     31,225      5.33%      31,225
                                --------   -------  --------    ------    ------    --------   --------      -----    --------
Total Rate Sensitive
  Liabilities                   $215,481   $16,291  $  5,764    $3,234    $2,605    $166,362   $409,737               $409,593
                                ========   =======  ========    ======    ======    ========   ========               ========


Expected maturities are contractual maturities adjusted for prepayments of principal. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayment of principal. The prepayment experience reflected herein is based on the Company's historical experience. The actual maturities and run-off of loans could vary substantially if future prepayments differ from the Company's historical experience. For liabilities, regular savings and NOW accounts of individuals, partnerships, and corporations
(IPC) are considered to be 90% core (maturing in over five years), with 10% assumed to mature in one year. IPC money market savings are considered to be 75% core. Savings and NOW accounts of municipalities are considered 75% core (maturing in over five years), with 25% assumed to mature in one year. Money market savings accounts of public entities are considered to be 50% core.

Item 8 -- Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION (Dollars In Thousands)

ASSETS                                             Dec. 31, 1999  Dec. 31, 1998
------                                             -------------  -------------
Cash and due from banks                                $  20,231      $  23,431
Federal funds sold                                            --         10,700
Total Cash and Cash Equivalents                           20,231         34,131

Held-to-maturity investment securities                    12,449         13,436
Available-for-sale investment securities                 181,933        158,801
Total Investment Securities                              194,382        172,237
 (fair value - $194,382 for 1999 and
  $172,288 for 1998)

Total Loans                                              286,497        255,508

Less: Unearned income                                      1,060          2,212
Less: Allowance for possible loan losses                   3,412          3,001
Net Loans                                                282,025        250,295
Bank premises, furniture and equipment                     8,888          8,289
Accrued interest receivable                                3,402          2,884
Other assets                                              10,269          3,869
Total Assets                                           $ 519,197      $ 471,705

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest-bearing deposits                          $  56,562      $  60,534
Interest-bearing deposits                                378,512        353,060
Total Deposits                                           435,074        413,594

Short-term borrowings                                     31,225            752
Other liabilities                                          3,653          6,191
Total Liabilities                                        469,952        420,537

Shareholders' equity:
Preferred stock - par value $25.00 a share;
  1,000,000 shares authorized, none issued
Common stock - par value $1.00 a share;
  10,000,000 shares authorized,  3,641,035
  and 3,641,178 shares issued, and 3,526,011
  and 3,594,954 shares outstanding for 1999
  and 1998, respectively                                   3,641          3,641
Surplus                                                    3,641          3,641
Undivided profits                                         46,768         43,864
Accumulated other comprehensive (loss) income             (2,086)         1,088
Treasury stock, at cost; 115,024 shares
   and 46,224 shares, respectively                        (2,719)        (1,066)
Total Shareholders' Equity                                49,245         51,168

Total Liabilities and Shareholders' Equity             $ 519,197      $ 471,705

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Dollars In Thousands, except per share data)

INTEREST INCOME   Years ended               Dec. 31, 1999    Dec. 31, 1998    Dec. 31, 1997
                  -----------               -------------    -------------    -------------
Interest and fees on loans                        $22,923          $21,964          $21,729
Interest on investment securities:
  U.S. Government and Agency obligations            7,542            6,370            6,888
  Obligations of state and political
     subdivisions                                   2,636            2,550            2,250
  Other                                               974              577              430
Interest on federal funds sold                        433              752              494
Total Interest Income                              34,508           32,213           31,791

INTEREST EXPENSE
Interest on deposits                               13,621           13,300           12,904
Interest on short-term borrowings                     599               98               80
Total Interest Expense                             14,220           13,398           12,984

Net Interest Income                                20,288           18,815           18,807
Provision for possible loan losses                    975              770              625
Net Interest Income After
  Provision For Loan Losses                        19,313           18,045           18,182

OTHER INCOME
Trust department services                           1,134              789              775
Service charges on deposit accounts                 1,939            1,706            1,550
Data processing services                              268              257              244
Investment securities gains                           136               26              115
Other operating income                              1,081            1,211            1,182
Total Other Income                                  4,558            3,989            3,866
Total Operating Income                             23,871           22,034           22,048

OTHER EXPENSES
Salaries, wages and employee benefits               9,112            8,712            8,206
Building occupancy and equipment                    2,587            2,607            2,412
Supplies, advertising and communication
  expense                                           1,623            1,424            1,367
Merger related expense                                 --            1,701               --
Other operating expense                             3,303            3,053            2,710
Total Other Expenses                               16,625           17,497           14,695

Income Before Income Taxes                          7,246            4,537            7,353
Provision for income taxes                          1,844            1,104            2,220
Net Income                                        $ 5,402          $ 3,433          $ 5,133
Net Income Per Common
  Share - Basic and Diluted                       $  1.51          $  0.95          $  1.40


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME: (Dollars In Thousands)

          Years ended                       Dec. 31, 1999     Dec. 31, 1998     Dec. 31, 1997
                                            -------------     -------------     ------------
Net Income                                        $ 5,402            $3,433           $5,133
Other comprehensive (loss) income net
  of taxes: Unrealized net (losses)
  gains on securities:
    Unrealized holding (losses) gains
      arising during period                        (5,155)              839              625
    Less: Reclassification adjustment
      for gains included in net income               (136)              (26)            (115)
                                                   (5,291)              813              510
Income tax benefit (provision)                      2,117              (332)            (190)
  Other comprehensive (loss) income,
    net of tax                                     (3,174)              481              320
Comprehensive Income                              $ 2,228            $3,914           $5,453


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY:
(Dollars In Thousands)

                                                                                                 Accumulative
                                               Issued                                            Other
                                               Common       Issued                  Undivided    Comprehensive  Treasury
                                               Shares       Stock        Surplus    Profits      Income         Stock      Total
                                               ------       -----        -------    -------      ------         ------     -----
Balance at January 1, 1997                     3,725,532    $  3,726     $ 3,726    $ 42,438     $    287            --    $50,177
Net income for the year                                                                5,133                                 5,133
Change in unrealized net gain on
  investment securities
                                                                                                      320                      320
Treasury stock purchased
                                                                                                                $(1,119)    (1,119)
Treasury stock sold                                                                        9                         53         62
Cash dividends, $.88 per share                                                        (3,199)                               (3,199)
Purchase and retirement of common shares         (80,030)        (80)        (80)     (1,464)                               (1,624)
Balance at December 31,1997                    3,645,502       3,646       3,646      42,917          607        (1,066)    49,750
Net income for the year                                                                3,433                                 3,433
Change in unrealized net gain on
  investment securities                                                                               481                      481
Cash dividends, $.67 per share                                                        (2,410)                               (2,410)
Purchase and retirement of common shares          (4,324)         (5)         (5)        (76)                                  (86)
Balance at December 31,1998                    3,641,178       3,641       3,641      43,864        1,088        (1,066)    51,168
Net income for the year                                                                5,402                                 5,402
Change in unrealized net loss on
  investment securities                                                                            (3,174)                  (3,174)
Cash dividends, $.70 per share                                                        (2,498)                               (2,498)
Treasury stock purchased                                                                                         (1,653)    (1,653)
Shares returned in lieu of fractional shares        (143)
Balance at December 31,1999                    3,641,035    $  3,641     $ 3,641    $ 46,768     $ (2,086)      $(2,719)   $49,245


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS:
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Dollars In Thousands)


OPERATING ACTIVITIES
   Years ended: Dec. 31,                                      1999          1998          1997
                                                              ----          ----          ----
Net income                                                $  5,402      $  3,433      $  5,133
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for loan losses                                      975           770           625
  Provision for depreciation                                 1,108         1,376         1,059
  Benefit for deferred income taxes                           (340)         (628)           (8)
  Amortization of investment security premiums, net            929           520           316
  Realized investment security gains                          (136)          (26)         (115)
  Loss on disposal of bank equipment                            --            --            10
  Change in other assets and liabilities                       593         1,501          (463)
Net Cash Provided by Operating Activities                    8,531         6,946         6,557

INVESTING ACTIVITIES
Proceeds from maturities of investment securities,
  available-for-sale                                        44,572        48,943        21,797
Proceeds from maturities of investment securities,
  held-to-maturity                                           1,751         6,674        11,693
Proceeds from sales of investment securities                12,793         5,374        15,794
Purchase of investment securities, available-for-sale      (84,451)      (68,055)      (50,701)
Purchase of investment securities, held-to-maturity         (2,894)       (2,047)       (5,020)
Purchase of life insurance and increase in
  surrender value of life insurance                         (7,580)           --            --
Net increase in loans                                      (32,705)      (14,120)       (8,118)
Purchases of premises and equipment                         (1,707)         (710)       (1,827)
Proceeds from disposition of bank equipment                     --            --            51
Net Cash Used by Investing Activities                      (70,221)      (23,941)      (16,331)



FINANCING ACTIVITIES
   Years ended: Dec. 31,                                      1999          1998          1997
                                                              ----          ----          ----
Net increase in demand deposits, NOW accounts
  and savings accounts                                       3,365        20,169           472
Net increase in time deposits                               18,115        15,498         4,866
Net increase (decrease) in short-term borrowings            30,473        (3,256)        3,169
Treasury stock purchased                                    (1,653)           --        (1,119)
Treasury stock sold                                             --            --            62
Retirement of common shares                                     --           (86)       (1,624)
Cash dividends                                              (2,510)       (2,188)       (3,219)
Net Cash Provided by Financing Activities                   47,790        30,137         2,607
(Decrease) Increase in Cash and Cash Equivalents           (13,900)       13,142        (7,167)
Cash and cash equivalents at beginning of year              34,131        20,989        28,156
Cash and Cash Equivalents at End of Year                    20,231        34,131        20,989

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
  Interest on deposits and short-term borrowings            13,855        13,435        12,874
  Income taxes                                               2,322         1,663         2,264
Non-cash investing activity:
  Decrease (increase) in net unrealized gain/losses
   on available-for-sale securities                          5,291          (813)         (510)
  Transfer to other real estate owned                           --            70           275
Non-cash financing activities:
  Dividend declared and unpaid                                 617           629           407


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Alliance Financial Corporation (the Company) is a bank holding company, which owns and operates Alliance Bank, N.A. The Company provides financial services primarily to individuals, small- to medium-sized businesses, and government customers from eighteen branches in Broome, Cortland, Madison, Oneida, and Onondaga counties in New York State. The bank has a substantially wholly owned subsidiary, Alliance Preferred Funding Corp., which is engaged in residential real estate activity.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of intercompany accounts and transactions.

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

Business Combination: In November 1998, Cortland First Financial Corporation (Cortland) completed a merger with Oneida Valley Bancshares, Inc. (Oneida) and commenced operations under the name Alliance Financial Corporation (the Company). Pursuant to the terms of the merger, each share of Cortland stock was exchanged for one share of the Company's stock and each share of Oneida stock was exchanged for 1.8 shares of the Company's stock. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, the consolidated financial statements for the periods presented have been restated to include the combined results of operations, financial position and cash flows of Cortland and Oneida. There were no transactions between Cortland and Oneida prior to the merger. Certain reclassifications were made to Cortland's and Oneida's prior year financial statements to conform to the Company's presentation.
     In conjunction with the merger, the Company recorded a 1998 charge to operating expenses of $1,701 ($1,022 after taxes, or $0.28 per common share) for direct merger and restructuring costs relating to the merger.
     Restructuring costs primarily relate to the consolidation of administration and operational functions.

Reclassification: Certain amounts from 1998 and 1997 have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income as previously reported.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Investment Securities: The Company classifies investment securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity, and are reported at cost, adjusted for amortization of premiums and accretion of discounts. Investment securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value, with net unrealized holding gains and losses reflected as a separate component of stockholders' equity, net of the applicable income tax effect. None of the Company's investment securities have been classified as trading securities. Gains and losses on the sale of investment securities are based on the specific identification method. Premiums and discounts on securities are amortized and accreted into income using the interest method over the life of the security.

Loans: Loans are stated at unpaid principal balances less the allowance for loan losses, unearned interest income and net deferred loan origination fees and costs.
     Unearned income on certain installment loans is taken into income on the actuarial method. Interest on all other loans is based upon the principal amount outstanding. Interest on loans is accrued except when in management's opinion the collectibility of interest is doubtful, at which time the accrual of interest on the loan is discontinued.
     Loan origination fees and certain direct loan origination costs are deferred and the net amount is amortized as a yield adjustment. The Company is generally amortizing these amounts over the contractual life of the related loans. However, for certain fixed-rate mortgage loans that are generally made for a 20-year term, the Company has anticipated prepayments and used an estimated life of 7.5 years.

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

Income Recognition on Impaired and Nonaccrual Loans: Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity of payment of principal or interest for a period of more than 90 days unless they are well secured and are in the process of collection. While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding and there is no amortization of deferred fees.

Bank Premises, Furniture and Equipment: Bank premises, furniture and equipment are stated at cost less accumulated depreciation computed principally using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to operating expenses as incurred. The asset cost and accumulated depreciation are removed from the accounts for assets sold or retired and any resulting gain or loss is included in the determination of the income.

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

Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding throughout each year; 3,576,728, 3,596,548 and 3,660,914 for 1999, 1998 and 1997, respectively.
Diluted earnings per share gives effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. Weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options, were 3,577,109 and 3,596,548 for the years 1999 and 1998, respectively. There were no stock options outstanding during the year 1997. For the years ending December 31, 1999 and 1998, both basic and diluted earnings per share were $1.51 and $0.95, respectively. Options to purchase 100,000 shares of common stock at $29.125 per share were outstanding during the years 1999 and 1998, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares. These options expire on November 25, 2008.

INVESTMENT SECURITIES (Dollars In Thousands)
The amortized cost and approximate fair value of investment securities at December 31 are as follows:

                                                                              Gross
                                                       Amortized         Unrealized    Gross Unrealized             Estimated
                                                            Cost              Gains              Losses            Fair Value
                                                            ----              -----              ------            ----------
Held-to-Maturity - 1999
Obligations of states and
  political subdivisions                                $ 12,449             $   --              $   --              $ 12,449
    Total                                               $ 12,449             $   --              $   --              $ 12,449

Available-for-Sale - 1999
U.S. Treasury and other U.S.
  government agencies                                   $ 61,871             $   54              $  700              $ 61,225
Obligations of states and
  political subdivisions                                  37,516                214                 534                37,196
Mortgage-backed securities                                68,227                 51               2,100                66,178
Other securities                                          15,075                 --                 461                14,614
    Total                                               $182,689             $  319              $3,795              $179,213

Stock Investments
  Federal Home Loan Bank                                   1,664                 --                  --                 1,664
  Federal Reserve Bank and others                          1,056                 --                  --                 1,056
Total stock investments                                    2,720                 --                  --                 2,720
  Total available-for-sale                              $185,409             $  319              $3,795              $181,933
Net unrealized loss on
  available-for-sale                                     (3,476)
Grand total carrying value                              $194,382

Held-to-Maturity - 1998
U.S. Treasury and other U.S.
  government agencies                                   $    500             $    1              $   --              $    501
Obligations of states and
  political subdivisions                                  12,936                 50                  --                12,986
    Total                                                $13,436             $   51              $   --              $ 13,487

Available-for-Sale - 1998
U.S. Treasury and other U.S.
  government agencies                                    $49,461             $  471              $   62              $ 49,870
Obligations of states and
  political subdivisions                                  39,168              1,157                  10                40,315
Mortgage-backed securities                                56,169                364                 131                56,402
Other securities                                          10,199                 79                  53                10,225
    Total                                               $154,997             $2,071              $  256              $156,812

Stock Investments
  Federal Home Loan Bank                                   1,600                 --                  --                 1,600
  Federal Reserve Bank and others                            389                 --                  --                   389
Total stock investment                                     1,989                 --                  --                 1,989
  Total available-for-sale                              $156,986             $2,071              $  256              $158,801
Net unrealized gain on
  available-for-sale                                       1,815
Grand total carrying value                              $172,237


The carrying value and estimated market value of debt securities at December 31, 1999 by contractual maturity, are shown below. The maturities of mortgage-backed securities are based on the average life of the security. All other expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

  (Dollars In Thousands)                                          Held-to-Maturity                      Available-for-Sale
                                                                  ----------------                      ------------------
                                                            Amortized          Estimated          Amortized           Estimated
                                                                 Cost         Fair Value               Cost          Fair Value
  Due in one year or less                                     $ 8,233            $ 8,233           $ 24,852            $ 24,788
  Due after one year through five years                         2,564              2,564            111,505             109,746
  Due after five years through ten years                        1,652              1,652             38,636              37,284
  Due after ten years                                              --                 --              7,696               7,395
  Total Debt Securities                                       $12,449            $12,449           $182,689            $179,213


At December 31, 1999 and 1998, investment securities with a carrying value of $152,986 and $100,398, respectively, were pledged as collateral for certain deposits and other purposes as required or permitted by law.


LOANS (Dollars In Thousands)
Major classifications of loans at December 31 are as follows:

                                                 1999         1998
                                                 ----         ----
Commercial and agricultural                  $105,169     $ 80,121
Real estate loans                             114,450      113,570
Consumer loans                                 66,878       61,817
Total                                         286,497      255,508
                                             --------     --------
Less: Unearned income                           1,060        2,212
Less: Allowance for possible loan losses        3,412        3,001
                                             --------     --------
Net loans                                    $282,025     $250,295

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid balances of mortgage loans serviced for others was $16,612, $15,133 and $7,637 at December 31, 1999, 1998, and 1997, respectively.


ALLOWANCE FOR POSSIBLE LOAN LOSSES (Dollars In Thousands)
Changes in the allowance for possible loan losses for the years ended December 31, are summarized as follows:

                                         1999       1998       1997
                                         ----       ----       ----
Balance at January 1                   $3,001     $2,957     $3,025
Provision for possible loan losses        975        770        625
Recoveries credited                       184        214        114
Subtotal                                4,160      3,941      3,764
Less: Loans charged-off                   748        940        807
Balance at December 31                 $3,412     $3,001     $2,957

         The average recorded investment in impaired loans was zero for the year ended December 31, 1999 and approximated $200 for the year ended December 31, 1998. None of these loans had a specific valuation allowance recorded. The Company recognized no interest income on impaired loans during 1999 and 1998. The amount of nonaccrual loans for the years ended December 31, 1999 and 1998 were $682 and $552 respectively, and the income not recognized from these loans was immaterial for the years ended December 31, 1999, 1998, and 1997.

RELATED PARTY TRANSACTIONS (Dollars In Thousands)
Directors and executive officers of the Company and their affiliated companies were customers of, and had other transactions with, the Company in the ordinary course of business during 1999. It is the Company's policy that all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features. Loan transactions with related parties are summarized as follows:

                                    1999         1998
                                    ----         ----
Balance at beginning of year     $ 5,703      $ 3,403
New loans and advances             3,445        4,152
Loan payments                     (1,273)      (1,852)
                                 -------      -------
Balance at end of year           $ 7,875      $ 5,703


BANK PREMISES, FURNITURE AND EQUIPMENT (Dollars In Thousands) Bank premises, furniture and equipment at December 31, consist of the following:

                                      1999         1998
                                      ----         ----
Land                               $   913      $   913
Bank premises                        8,644        8,470
Furniture and equipment             10,415        9,033
Subtotal                            19,972       18,416
Less: Accumulated depreciation      11,084       10,127
                                   -------      -------
Balance at end of year             $ 8,888      $ 8,289


DEPOSITS (Dollars In Thousands)

The carrying amounts of deposits consisted of the following at December 31:

                                      1999         1998
                                      ----         ----

Non-interest-bearing checking     $ 56,562     $ 60,534
Interest-bearing checking           64,442       68,081
Savings accounts                    78,066       78,692
Money market accounts               68,226       56,624
Time deposits                      167,778      149,663
                                  --------     --------
Total deposits                    $435,074     $413,594


The following table indicates the maturities of the Company's time deposits at December 31:

                                      1999         1998
                                      ----         ----
Due in one year                   $139,293     $115,337
Due in two years                    16,291       20,271
Due in three years                   5,764        6,074
Due in four years                    3,234        7,378
Due in five years or more            3,196          603
                                  --------     --------
Total deposits                    $167,778     $149,663

Total time deposits in excess of $100 as of December 31, 1999 and 1998 were $72,457 and $57,922, respectively.

BORROWINGS (Dollars In Thousands)
The following is a summary of borrowings at December 31:

                                                           1999                                   1998
                                                           ----                                   ----
                                                                   Original                                Original
                                               Amount      Rate        Term           Amount      Rate         Term
Short-term borrowings:
Treasury Tax and Loan                          $    --    0.00%                         $752     4.40%       Demand
Securities sold under
  repurchase agreements                          7,225    5.57%      Demand               --     0.00%
Federal Home Loan
  Bank term advances:                                                                     --     0.00%
      Borrowing incurred 11/04/99                2,000    5.64%     90 days
      Borrowing incurred 11/30/99                3,000    5.85%     90 days
      Borrowing incurred 12/29/99                5,000    5.95%     60 days
      Borrowing incurred 12/29/99                5,000    6.04%     90 days
Federal Home Loan
  Bank overnight advances                        9,000    4.10%      Demand               --     0.00%
                                               -------    -----                         ----     -----
Balance at end of year                         $31,225                                  $752



Information related to short-term borrowings at December 31 is as follows:

                                                      1999        1998
                                                      ----        ----
Maximum outstanding at any month end                  $31,225     $1,712
Average amount outstanding during the year            $10,210     $1,748
Average interest rate during the year                   5.87%      5.60%

Average amounts outstanding and average interest rates are computed using monthly averages.


At December 31, 1999 and 1998, the Company had available a line of credit with the Federal Home Loan Bank of New York (FHLB) of $49,273 and $43,100, respectively, of which $9,000 and $0 was outstanding as of December 31, 1999 and 1998, respectively. The Company also has access to the FHLB's Term Advance Program under which it can borrow at various terms and interest rates. Residential mortgage loans in the amount of $113,930 have been pledged by the Company under a blanket collateral agreement to secure the Company's line of credit and term borrowings. At December 31, 1999, the Company's total borrowings potential with the FHLB was $82,858.
     At December 31, 1999 and 1998, the Company also had available $15,000 and $2,500, respectively, lines of credit with other financial institutions which were unused.

INCOME TAXES (Dollars In Thousands)
The provision for income taxes for the years ended December 31 is summarized as follows:
                                        1999         1998         1997
                                        ----         ----         ----
Current tax expense                  $ 2,184      $ 1,732      $ 2,228
Deferred tax benefit                    (340)        (628)
                                                                    (8)
Total provision for income taxes     $ 1,844      $ 1,104      $ 2,220

The provision for income taxes includes the following:

                                       1999         1998         1997
                                       ----         ----         ----
Federal income tax                  $ 1,628      $   780      $ 1,693
New York State franchise tax            216          324          527
Total                               $ 1,844      $ 1,104      $ 2,220

The components of deferred income taxes, included in other assets, at December 31 are as follows:

                                                   1999       1998
                                                   ----       ----
Assets:
  Allowance for possible loan losses             $1,002     $  755
  Postretirement benefits                           941        822
  Deferred compensation                             753        583
  Merger costs                                      274        261
  Other                                              48          8
Total Assets                                     $3,018     $2,429

Liabilities:
Investment securities                            $1,391     $  727
Accretion                                            44         40
Prepaid pension                                     183        197
Depreciation                                        174        113
Other                                                43         19
Total Liabilities                                $1,835     $1,096
Net deferred tax asset                           $1,183     $1,333

A reconciliation between the statutory federal income tax rate and the effective income tax rate for 1999, 1998, and 1997 is as follows:

                                        1999         1998         1997
                                        ----         ----         ----
Statutory federal income tax rate      34.0%        34.0%        34.0%
State franchise tax, net of
  federal tax benefit                   1.5%         4.7%         4.8%
Tax exempt income                     (10.3%)      (16.4%)       (8.7%)
Other, net                              0.3%         2.0%         0.1%
Total                                  25.5%        24.3%        30.2%

RETIREMENT PLANS AND POSTRETIREMENT BENEFITS (Dollars In Thousands)
As of the close of business April 16, 1999, the Company merged its two subsidiary banks, First National Bank of Cortland (Cortland) and Oneida Valley National Bank (Oneida), taking the new name Alliance Bank, N.A. During the remainder of the year, the Company evaluated its various retirement and employee benefit plans, approving changes that would provide a uniform plan of benefits for all employees. Effective June 30, 1999, the Company terminated the former Oneida Valley National Bank noncontributory defined benefit pension plan which had covered substantially all of its employees. As of the termination date, plan participants accrued no additional benefits. The Company expects to complete the process of distributing the benefit obligation along with a percentage of the excess assets to the plan participants before June 30, 2000.
     During the fourth quarter of 1999, the Company amended and merged the postretirement medical and life insurance benefit plans that were available to the employees of Cortland and Oneida, to present a uniform plan of benefits for all employees. Benefits are available to full-time employees who have worked 15 years and attained age 55. Retirees and certain active employees with more than 20 years of service to the Company will continue to receive benefits under the former plans.

The following tables set forth the changes in the plan's benefit obligation, fair value of plan assets, and prepaid (accrued) benefit cost as of December 31, 1999 and 1998:

                                                     Pension Benefits       Postretirement Benefits
                                                     1999         1998         1999         1998
                                                     ----         ----         ----         ----
Change in benefit obligation:
Benefit obligation at beginning of year            $5,252       $4,090       $3,049       $1,768
Service cost                                          148          228           75           70
Interest cost                                         308          319          193          122
Amendments, curtailments, special termination         303           --           --          274
Actuarial (gain)/loss                                (277)         865         (118)         867
Benefits paid                                        (279)        (250)        (138)         (52)
Benefit obligation at end of year                  $5,455       $5,252       $3,061       $3,049


                                                    Pension Benefits        Postretirement Benefits
                                                    1999          1998        1999          1998
                                                    ----          ----        ----          ----
Change in plan assets:
Fair value of plan assets at beginning of year     $6,190       $6,167       $   0        $    0
Actual return on plan assets                        1,187          273          --            --
Benefits paid                                        (279)        (250)         --            --
Fair value of plan assets at end of year           $7,098       $6,190       $   0        $    0


                                                    Pension Benefits        Postretirement Benefits
                                                    1999         1998           1999         1998
                                                    ----         ----           ----         ----
Components of prepaid/accrued benefit cost:
Funded status                                      $1,643       $ 938        $(3,061)     $(3,049)
Unrecognized transition obligation                   (216)       (260)            --           --
Unrecognized prior service cost                       (11)        (62)           (96)         (68)
Unrecognized actuarial net (gain)/loss               (958)         (7)           791          903
Prepaid/(accrued) benefit cost                     $  458       $ 609        $(2,366)     $(2,214)


Plan assets at December 31, 1999 are invested in short-term money market accounts.

Significant assumptions used in determining the benefit obligation as of December 31, 1999 and 1998 are as follows:


                                                    Pension Benefits        Postretirement Benefits
                                                    1999         1998         1999        1998
                                                    ----         ----         ----        ----
Weighted average discount rate                     6.07%        6.75%        7.50%       6.50%
Expected long-term rate of return on plan assets   4.00%        8.50%          --          --
Rate of increase in future compensation levels       --         4.00%          --          --


For measurement  purposes,  with respect to the postretirement  benefit plans, a
7.0 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 4.5 percent by the year 2005 and remain at that level thereafter.

The composition of the net periodic pension cost for the years ended December 31 is as follows:

                                              Pension Benefits      Postretirement Benefits
                                           1999    1998    1997      1999    1998    1997
                                           ----    ----    ----      ----    ----    ----
Service cost                              $ 148   $ 228   $ 288      $ 75   $  70   $  55
Interest cost                               308     319     325       193     122     119
Amortization of transition obligation       (44)    (74)     --        --      --      --
Amortization of unrecognized prior
  service cost                               (8)     (8)     (8)       22     (10     (14)
Expected return on plan assets             (513)   (511)   (478)       --      --      --
Special termination benefits/
  curtailment                               260      --      --        --     274      --
Net periodic cost (benefit)               $ 151   $ (46)  $  53      $290   $ 456   $ 160


Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                   One percentage    One percentage
                                   point increase    point decrease
Effect on total service and
   interest cost components             25              (20)
Effect on postretirement
   plan obligations                    262             (218)

The Company offers a defined contribution 401(k) plan covering substantially all of its employees. Contributions to the plan are determined by the board of directors and are based on percentages of compensation for eligible employees. Contributions are funded following the end of the plan year. Company contributions to the plan were $440, $425, and $440 in 1999, 1998, and 1997, respectively.


DEFERRED COMPENSATION AND SUPPLEMENTAL RETIREMENT PLANS (Dollars In Thousands) The Company maintains optional deferred compensation plans for its directors, whereby fees normally received are deferred and paid by the Company upon the retirement of the director. At December 31, 1999 and 1998, other liabilities included approximately $980 and $789, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 1999, 1998, and 1997 approximated $191, $157, and $139, respectively.
     The Company has supplemental executive retirement plans for certain employees. The Company has segregated assets of $875 and $826 at December 31, 1999 and 1998, respectively, to fund the estimated benefit obligation. These assets are included in other assets. At December 31, 1999 and 1998, other liabilities included approximately $904 and $811 accrued under these plans. Compensation expense includes approximately $65, $87, and $99 relating to these plans at December 31, 1999, 1998, and 1997, respectively.

STOCK OPTION PLAN (Options are stated in whole numbers)
During November 1998, shareholders approved the 1998 long-term incentive compensation plan. This plan authorized grants of options of up to 400,000 shares of authorized but unissued common stock of the Company. Under the plan, the board of directors may grant incentive stock options, non-qualified stock options, and restricted stock awards to officers, employees, and certain other individuals. All options have a 10-year term and vest and become exercisable ratably over a 3-year period. At December 31, 1999, there were 290,000 shares available for grant.
     The Company has elected to account for its stock-based compensation plan in accordance with Accounting Principles Board Opinion No. 25 and accordingly, no compensation cost has been recognized for stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value of its stock options at the grant date under SFAS No. 123, the Company's net income and earnings per share would have been reduced to pro forma amounts indicated in the following table:

                                              1999       1998
                                              ----       ----
Net Income (In Thousands):
 As reported                                $5,402     $3,433
 Pro forma                                  $5,226     $3,415
Earnings per share (basic and diluted):
 As reported                                $1.51      $0.95
 Pro forma                                  $1.46      $0.95

The per share weighted average fair value of stock options granted during 1999 and 1998 was $6.15 and $6.66, respectively. Fair values were arrived at using the Black-Scholes option pricing model with the following assumptions:

                                              1999       1998
                                              ----       ----
Risk-free interest rate                      5.32%      4.63%
Expected dividend yield                      2.00%      2.00%
Volatility                                  28.50%     22.50%
Expected life (years)                        5          5


Activity in the plan for 1999 and 1998 was as follows:

                                                                         Weighted Average
                            Options   Range of Option        Shares     Exercise Price of
                        Outstanding   Price Per Share   Exercisable    Shares Outstanding
1998
Beginning balance                 0                0              0                     0
Granted                     100,000          $29.125              0               $29.125
Exercised                         0                0              0                     0
Forfeited                         0                0              0                     0
Ending balance              100,000          $29.125              0               $29.125

1999
Granted                      10,000           $21.75         33,334                $28.45
Exercised                         0                0              0                     0
Forfeited                         0                0              0                     0
Ending balance              110,000           $21.75-        33,334                $28.45
                                             $29.125


As of December 31, 1999, 33,334 of the 100,000 options issued in 1998 were exercisable at an exercise price of $29.125. The options have a remaining life of 8.90 years. As of December 31, 1999, none of the 10,000 options issued in 1999 were exercisable. These options have a remaining life of 9.25 years.

COMMITMENTS AND CONTINGENT LIABILITIES (Dollars In Thousands)
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and letters of credit which involve, to varying degrees, elements of credit risk in excess of amounts recognized in the consolidated statements of condition. The contract amount of those commitments and letters of credit reflects the extent of involvement the Company has in those particular classes of financial instruments. The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of the instruments. The Company uses the same credit policies in making commitments and letters of credit as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent credit risk:

                                              Contract Amount
                                            1999            1998
                                            ----            ----
Commitments to extend credit              $38,351        $38,201
Standby letters of credit                 $ 1,443        $ 1,505

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
     Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.
     The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since the letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
     For both commitments to extend credit and letters of credit, the amount of collateral obtained, if deemed necessary by the Company upon the extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but includes residential and commercial real estate.
     Principal operating leases are for bank premises. At December 31, 1999, aggregate future minimum lease payments under noncancelable operating leases with initial or remaining terms equal to or exceeding one year consist of the following: 2000 - $222; 2001 - $201; 2002 - $185; 2003 - $179; 2004 - $128; and
$1,144 thereafter. Total rental expense amounted to $147 in 1999; $146 in 1998; and $146 in 1997.
     The Company is required to maintain a reserve balance as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ended December 31, 1999 was $600.

DIVIDENDS
The primary source of cash to pay dividends to the Company's shareholders is through dividends from its banking subsidiary. Banking regulations limit the amount of dividends that a bank may pay to its parent company. At December 31, 1999, approximately $2,900 was available for the declaration of dividends by the Bank. There were no loans or advances from the subsidiary bank to the Company at December 31, 1999.


FAIR VALUE OF FINANCIAL INSTRUMENTS
Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information of financial instruments, whether or not recognized in the statement of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The carrying amounts and estimated fair values of financial instruments are as follows:

(Dollars In Thousands)
                                   Dec. 31, 1999    Dec. 31, 1999      Dec. 31, 1998     Dec. 31, 1998
                                 Carrying Amount       Fair Value    Carrying Amount        Fair Value
Financial Assets:
Cash and cash equivalents               $ 20,231         $ 20,231           $ 34,131          $ 34,131
Investment securities                    194,382          194,382            172,237           172,288
Net loans                                282,025          280,342            250,295           257,188
Total Financial Assets                  $496,638         $494,955           $456,663          $463,607

Financial Liabilities:
Deposits                                $435,074         $434,929           $413,594          $414,392
Short-term borrowings                     31,225           31,225                752               752
Total Financial Liabilities             $466,299         $466,154           $414,346          $415,144


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

Deposits: The fair values disclosed for non-interest-bearing accounts and accounts with no stated maturity are, by definition, equal to the amount payable on demand at the reporting date. The fair value of time deposits was estimated by discounting expected monthly maturities at interest rates approximating those currently being offered on time deposits of similar terms. The fair value of accrued interest approximates carrying value.

Short-term borrowings: The carrying amounts of short-term borrowings approximate their fair value.

Off-balance-sheet instruments: Off-balance-sheet financial instruments consist of commitments to extend credit and standby letters of credit, with fair value based on fees currently charged to enter into agreements with similar terms and credit quality.


REGULATORY MATTERS
The Company and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject.
     As of July 26, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "well-capitalized," under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized," the Bank must maintain total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the bank's category.

The Company's actual capital amounts and ratios are presented in the following table (Dollars In Thousands).

                                                                                           To Be Well Capitalized
                                                                        For Capital        Under Prompt Corrective
                                                                      Adequacy Purposes       Action Provisions
                                                 Amount    Ratio       Amount    Ratio        Amount     Ratio
                                                                                 (>or=)                  (>or=)
As of December 31, 1999
Total Capital (to Risk-Weighted Assets)         $54,743    17.22%     $25,435    8.00%      $31,794     10.00%
Tier I Capital (to Risk-Weighted Assets)         51,331    16.14%      12,718    4.00%       19,077      6.00%
Tier I Capital (to Average Assets)               51,331    10.02%      20,488    4.00%       25,610      5.00%

As of December 31, 1998
Total Capital (to Risk-Weighted Assets)         $53,081    20.14%     $21,083    8.00%      $26,354     10.00%
Tier I Capital (to Risk-Weighted Assets)         50,080    19.00%      10,542    4.00%       15,813      6.00%
Tier I Capital (to Average Assets)               50,080    10.81%      18,528    4.00%       23,160      5.00%


PARENT COMPANY FINANCIAL INFORMATION (Dollars In Thousands)
Condensed financial statement information of Alliance Financial Corporation is as follows:

BALANCE SHEETS                            Dec. 31, 1999   Dec. 31, 1998
                                          -------------   -------------
Assets:
Investment in subsidiary bank                  $ 47,225        $ 47,382
Cash                                              2,369           4,633
Investment securities                               268              28
Total Assets                                   $ 49,862        $ 52,043

Liabilities:
Accounts payable                                     --             246
Dividends payable                                   617             629
Total Liabilities                                   617             875
Shareholders' Equity:
Common stock                                      3,641           3,641
Surplus                                           3,641           3,641
Undivided profits                                46,768          43,864
Accumulated other comprehensive income           (2,086)          1,088
Treasury stock                                   (2,719)         (1,066)
Total Shareholders' Equity                     $ 49,245        $ 51,168
Total Liabilities and Shareholders' Equity     $ 49,862        $ 52,043



Statements of Income
           Years Ended                      Dec. 31, 1999     Dec. 31, 1998     Dec. 31, 1997
           -----------                      -------------     -------------     -------------
Dividend income from subsidiary bank              $ 2,500           $ 3,781           $ 6,000
Investment income                                       7                 2                 2
Operating expenses                                   (122)           (1,036)              (58)
                                                    2,385             2,747             5,944
Equity (deficit) in undistributed income
  of subsidiary                                     3,017               686              (811)
Net Income                                        $ 5,402           $ 3,433           $ 5,133



Statements of Cash Flows
         Years Ended                            Dec. 31, 1999     Dec. 31, 1998     Dec. 31, 1997
         -----------                            -------------     -------------     -------------

Operating Activities
Net Income                                            $ 5,402           $ 3,433           $ 5,133
Adjustments to reconcile net income to
  net cash provided by operating activities:
    (Equity) deficit in undistributed net
    income of subsidiary                               (3,017)             (686)              811
   Decrease (increase) in other assets                     --               431               (25)
   (Decrease) increase in other liabilities              (246)              246                20
Net Cash Provided by Operating Activities               2,139             3,424             5,939

Investing Activities
Dividends received                                         --             3,435                --
Purchase of investment securities,
  available for sale                                     (240)               --                --
Net Cash (Used In) Provided by
  Investing Activities                                   (240)            3,435                --

Financing Activities
Purchase and retirement of common shares                   --               (86)           (1,624)
 Treasury stock purchased                              (1,653)               --            (1,119)
Cash dividends paid                                    (2,510)           (2,188)           (3,219)
Treasury stock sold                                        --                --                62
Net Cash used by Financing Activities                  (4,163)           (2,274)           (5,900)
(Decrease) Increase in Cash and
  Cash Equivalents                                     (2,264)            4,585                39
Cash and Cash Equivalents at
  Beginning of Year                                     4,633                48                 9
Cash and Cash Equivalents at
  End of Year                                         $ 2,369           $ 4,633            $   48

Supplemental Disclosures of
  Cash Flow Information:
Non-cash investing activities:
Other comprehensive loss (income)
  net of tax                                            3,174              (481)             (320)
Non-cash financing activities:
  Dividend declared and unpaid                        $   617           $   629            $  407


REPORT OF INDEPENDENT ACCOUNTANTS
To the Board of Directors and
Shareholders of Alliance Financial Corporation

In our opinion, the accompanying consolidated statements of condition and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Alliance Financial Corporation at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Syracuse, New York
January 14, 2000



REPORT OF MANAGEMENT'S RESPONSIBILITY
Management  is  responsible  for  preparation  of  the  consolidated   financial
statements and related financial information contained in all sections of this Annual Report on Form 10-K, including the determination of amounts that must necessarily be based on judgments and estimates. It is the belief of management that the consolidated financial statements have been prepared in conformity, in all material respects, with generally accepted accounting principles appropriate in the circumstances and that the financial information appearing throughout this annual report is consistent, in all material respects, with the consolidated financial statements.
     Management depends upon the Company's system of internal accounting controls in meeting its responsibility for reliable financial statements. This system is designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and are properly recorded.
     The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with the Company's management, internal auditors and independent auditors, PricewaterhouseCoopers LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent and results of audit efforts. The internal auditors and independent auditors have unlimited access to the Audit Committee to discuss all such matters.




David R. Alvord             John C. Mott                 David P. Kershaw
President &                 Co-Chief Executive Officer   Treasurer &
Co-Chief Executive Officer                               Chief Financial Officer

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


PART IV

Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this report:

     (1)  The following financial statements are included in Item 8:

          Consolidated Statements of Condition at December 31, 1999 and 1998.

          Consolidated Statements of Income For Each of the Three Years in the Period Ended December 31, 1999.

          Consolidated Statements of Shareholders' Equity For Each of the Three Years in the Period Ended December 31, 1999.

          Consolidated Statements of Cash Flows For Each of the Three Years in the Period Ended December 31, 1999.

          Notes to Consolidated Financial Statements. Independent Accountants' Report.

     (2) Financial statement schedules are omitted from this Form 10-K since the required information is not applicable to the Company.

     (3)  Listing of Exhibits:

          The following documents are attached as Exhibits to this Form 10-K or are incorporated by reference to the prior filings of the Company with the Securities and Exchange Commission.

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

10.4 Form of Voting Agreement, dated as of July 10, 1998, between Oneida Valley Directors and Cortland First(2)

10.5 Employment Agreement, dated as of November 25, 1998, between the Company and David R. Alvord(1)

10.6 Employment Agreement, dated as of November 25, 1998, between the Company and John C. Mott(1)

10.7 Alliance  Financial  Corporation  1998  Long  Term  Incentive  Compensation
     Plan(1)

10.8 Change of Control Agreement, dated as of February 16, 1999, by and among the Company, First National Bank of Cortland, Oneida Valley National Bank, and David P. Kershaw(3)

10.9 Change of Control Agreement, dated as of February 16, 1999, by and among the Company, First National Bank of Cortland, Oneida Valley National Bank, and James W. Getman(3)

10.10 Directors Compensation Deferral Plan of the Company(4)

21   List of the Company's Subsidiaries(5)

23   Consent of PricewaterhouseCoopers LLP(5)

27   Financial Data Schedule(5)


(1) Incorporated herein by reference to the exhibit with the same number to the Registration Statement on Form S-4 (Registration No. 333-62623) of the Company previously filed with the Securities and Exchange Commission (the "Commission") on August 31, 1998, as amended.

(2) Incorporated herein by reference to the exhibit with the same number to the Current Report on Form 8-K of the Company (File No. 0-15366) filed with the Commission on July 22, 1998.

(3) Incorporated herein by reference to the exhibit numbers 10.1 and 10.2 to quarterly reports on Form 10-Q of the Company (File No. 0-15366) filed with the Commission on May 14, 1999.

(4) Incorporated herein by reference to the exhibit number 10.1 to quarterly reports on Form 10-Q of the Company (File No. 0-15366) filed with the Commission on August 13, 1999.

(5)  Filed herewith.


Item 14 (b) -- Reports on Form 8-K
None

Item 14 (c)
     See  Item 14 (a) (3) above.

Item 14 (d)
     See  Item 14 (a) (2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALLIANCE FINANCIAL CORPORATION
                                       ------------------------------
                                               (Registrant)

Date    March 21, 2000                 By  /s/ David R. Alvord
    ------------------------------       --------------------------------------
                                            David R. Alvord, President & Co-CEO

Date    March 21, 2000                 By  /s/ David P. Kershaw
    ------------------------------       --------------------------------------
                                            David P. Kershaw, Treasurer & CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

/s/ David R. Alvord                               Date   March 21, 2000
----------------------------------                    --------------------------
David R. Alvord, President, Co-CEO, and Director


/s/ Donald S. Ames                                Date   March 21, 2000
----------------------------------                    --------------------------
Donald S. Ames, Director


/s/ Donald H. Dew                                 Date   March 21, 2000
----------------------------------                    --------------------------
Donald H. Dew, Director


/s/ Peter M. Dunn                                 Date   March 21, 2000
----------------------------------                    --------------------------
Peter M. Dunn, Director


                                                  Date
----------------------------------                    --------------------------
Robert H. Fearon, Jr., Director


/s/ Samuel J. Lanzafame                           Date   March 21, 2000
----------------------------------                    --------------------------
Samuel J. Lanzafame, Director


                                                  Date
----------------------------------                    --------------------------
Harry D. Newcomb, Director


/s/ John C. Mott                                  Date   March 21, 2000
----------------------------------                    --------------------------
John C. Mott, Co-CEO and Director


                                                  Date
----------------------------------                    --------------------------
Charles E. Shafer, Director


/s/ Charles H. Spaulding                          Date   March 21, 2000
----------------------------------                    --------------------------
Charles H. Spaulding, Director


/s/ David J. Taylor                               Date   March 21, 2000
----------------------------------                    --------------------------
David J. Taylor, Director


/s/ Edward W. Thoma                               Date   March 21, 2000
----------------------------------                    --------------------------
Edward W. Thoma, Director

Exhibit 21 -- Subsidiaries

Subsidiaries of the Registrant

Alliance Bank, N.A. is a wholly owned subsidiary of Alliance Financial Corporation and is a national banking association organized under the laws of the United States.

Alliance Preferred Funding Corp. is a substantially wholly owned subsidiary of Alliance Bank, N.A. and is organized under the laws of the State of Delaware.

Exhibit 23 -- Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (File No. 33-65417) and on form S-8 (File No. 333-95343) of our report dated January 14, 2000, relating to the consolidated financial statements of Alliance Financial Corporation, which appears in this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP
Syracuse, New York
March 27, 2000