Form 10-Q
period 2000-03-31
ALLIANCE FINANCIAL CORP /NY/
filed 2000-05-12
CIK 796317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000


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

                           Yes  X                    No
                              -----                    -----

The number of shares outstanding of the registrant's common stock on May 9, 2000: Common Stock, $1.00 Par Value - 3,493,361 shares.

                                    CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               Consolidated Statements of Condition as of March 31, 2000 and December 31, 1999 (unaudited)

               Consolidated Statements of Income for the Three Months Ended March 31, 2000 and 1999 (unaudited)

               Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2000 and 1999 (unaudited)

               Consolidated Statements of Changes in Shareholders' Equity for the Three Months Ended March 31, 2000

               Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999 (unaudited)

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         ALLIANCE FINANCIAL CORPORATION
                      Consolidated Statements of Condition
                             (Dollars in Thousands)

                                                        March 31, 2000  December 31, 1999
                                                          (Unaudited)        (Note)
ASSETS
   Cash and due from banks                                 $  19,000      $  20,231
   Federal funds sold                                          7,700             --
                                                             -------        -------
      Total cash and cash equivalents                         26,700         20,231
      Held-to-maturity investment securities                  12,598         12,449
      Available-for-sale investment securities               201,983        181,933
                                                             -------        -------
         Total investment securities (fair value
            $214,747 & $194,382, respectively)               214,581        194,382
   Total loans                                               284,584        286,497
   Unearned income                                              (822)        (1,060)
   Allowance for possible loan losses                         (3,562)        (3,412)
                                                             -------        -------
   Net loans                                                 280,200        282,025

   Bank premises, furniture, and equipment                     9,320          8,888
   Other assets                                               14,343         13,671
                                                             -------        -------
       Total Assets                                        $ 545,144      $ 519,197
                                                           =========      =========

LIABILITIES
   Non-interest-bearing deposits                           $  59,025      $  56,562
   Interest-bearing deposits                                 407,481        378,512
                                                             -------        -------
      Total deposits                                         466,506        435,074
   Short-term borrowings                                      25,655         31,225
   Other liabilities                                           3,961          3,653
                                                             -------        -------

      Total Liabilities                                      496,122        469,952

SHAREHOLDERS' EQUITY
   Preferred stock (par value $25.00)
     1,000,000 shares authorized, none issued
   Common stock (par value $1.00)
     10,000,000 shares authorized
     3,641,035 and 3,641,035 shares issued;
     3,498,561 and 3,526,011 shares outstanding,
      respectively                                             3,641          3,641
   Surplus                                                     3,641          3,641
   Undivided profits                                          47,489         46,768
   Accumulated other comprehensive income                     (2,437)        (2,086)
   Treasury stock, at cost; 142,474 shares
      and 115,024 shares, respectively                        (3,312)        (2,719)
                                                             -------        -------

      Total Shareholders' Equity                              49,022         49,245

      Total Liabilities & Shareholders' Equity             $ 545,144      $ 519,197
                                                           =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

                         ALLIANCE FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                             (Dollars in Thousands)
                                                          Three Months Ended
                                                               March 31,
                                                              2000       1999
Interest Income:
   Interest & fees on loans                                 $6,117     $5,254
   Interest on investment securities                         3,043      2,757
   Interest on federal funds sold                              116        150
                                                             -----      -----
      Total Interest Income                                  9,276      8,161

Interest Expense:
   Interest on deposits                                      3,794      3,318
   Interest on borrowings                                      367         12
                                                             -----      -----
      Total Interest Expense                                 4,161      3,330
      Net Interest Income                                    5,115      4,831

Provision for loan losses                                      250        225
                                                             -----      -----
      Net Interest Income After Provision for Losses         4,865      4,606

Other Income                                                 1,332      1,111
                                                             -----      -----
      Total Operating Income                                 6,197      5,717

Other Expenses                                               4,382      3,947
                                                             -----      -----
      Income Before Income Taxes                             1,815      1,770

Provision for income taxes                                     481        521
                                                             -----      -----
      Net Income                                            $1,334     $1,249
                                                            ======     ======

Net Income per Common Share/Basic and Diluted
   (3,517,408 and 3,594,811 weighted average shares
   outstanding, respectively)                               $  .38     $ .35
                                                             =====     =====

The accompanying notes are an integral part of the consolidated financial statements.

                         ALLIANCE FINANCIAL CORPORATION
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                             (Dollars in Thousands)
                                                            Three Months Ended
                                                                 March 31,
                                                             2000         1999

Net Income                                                $ 1,334      $ 1,249

Other Comprehensive Income net of taxes:
   Unrealized net gain on securities:

   Unrealized holding losses arising during the period       (585)        (603)

   Less: Reclassification adjustment for gains
     included in net income                                    (1)         (93)
                                                            -----        -----
                                                             (586)        (696)

Income tax benefit                                            235          278
                                                            -----        -----

Other Comprehensive losses, net of tax                       (351)        (418)
                                                            -----        -----

Comprehensive Income                                      $   983      $   831

The accompanying notes are an integral part of the consolidated financial statements.

                         ALLIANCE FINANCIAL CORPORATION
             Consolidated Statements of Changes in Shareholders' Equity
                    for the Three Months Ended March 31, 2000
                             (Dollars in Thousands)

                                                                                           Accumulated
                                              Issued                                            Income
                                              Common    Common              Undivided    Comprehensive    Treasury
                                              Shares     Stock     Surplus    Profits           Income       Stock         Total
                                              ------     -----     -------    -------           ------       -----         -----
 Balance at December 31, 1999              3,641,035    $3,641      $3,641    $46,768          $(2,086)    $(2,719)      $49,245
    Net Income                                                                  1,334                                      1,334
    Cash Dividend, $.175 per share                                               (613)                                      (613)
    Change in unrealized net loss on
      investment securities                                                                       (351)                     (351)
    Treasury stock purchased                                                                                  (593)         (593)
 Balance at March 31, 2000                 3,641,035    $3,641      $3,641    $47,489         $ (2,437)    $(3,312)      $49,022
                                                        ======      ======    =======         =========    ========      =======

The accompanying notes are an integral part of the financial statements.

                         ALLIANCE FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                        Three Months Ended
                                                                                             March 31,
OPERATING ACTIVITIES                                                                       2000          1999
      Net Income                                                                       $  1,334      $  1,249
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                             250           225
      Provision for depreciation                                                            285           263
      Amortization of investment security premiums, net                                      47           156
      Realized investment security gains                                                     (1)          (93)
      Change in other assets and liabilities                                               (125)          (30)
                                                                                          -----         -----
         Net Cash Provided by Operating Activities                                        1,790         1,770

INVESTMENT ACTIVITIES
      Proceeds from maturities of investment securities,
        available-for-sale                                                                6,929        19,871
      Proceeds from maturities of investment securities,
        held-to-maturity                                                                    245           500
      Purchase of investment securities, available-for-sale                             (27,615)      (54,672)
      Purchase of investment securities, held-to-maturity                                  (394)           --
      Proceeds from the sale of investment securities                                         4         1,981
      Net decrease in loans                                                               1,575           607
      Purchase of premises and equipment, net                                              (717)         (863)
                                                                                         ------        ------
         Net Cash Used by Investing Activities                                          (19,973)      (32,576)

FINANCING ACTIVITIES
      Net increase in demand deposits, NOW & savings accounts                            18,698        11,629
      Net increase in time deposits                                                      12,734         5,309
      Net (decrease) increase in borrowings                                              (5,570)        1,647
      Treasury Stock purchased                                                             (593)           --
      Cash dividends                                                                       (617)         (629)
                                                                                         ------        ------
         Net Cash Provided by Financing Activities                                       24,652        17,956
         Increase (Decrease) in Cash and Cash Equivalents                                 6,469       (12,850)
      Cash and cash equivalents at beginning of year                                     20,231        34,131
                                                                                         ------        ------
         Cash and Cash Equivalents at End of Period                                    $ 26,700      $ 21,281
                                                                                       ========      ========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
      Interest on deposits and short-term borrowings                                   $  3,915      $  3,301
      Income taxes                                                                           53           101

Non-Cash Investing Activities:
      Decrease (increase) in net unrealized gains/losses on
         available-for-sale securities                                                      586          (696)

      Transfer to other real estate owned                                                    --             5

Non-Cash Financing Activities:
      Dividend declared and unpaid                                                          613           629


The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       Basis of Presentation

         The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's
         Discussion and Analysis of Results of Operations and Financial Condition" is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of the Company (as defined below), together with Management's Discussion and Analysis of the Results of Operations and Financial Condition as of December 31, 1999 and for the three-year period then ended. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part 1.

         All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months ended March 31, 2000 and 1999. Certain reclassifications were made to the prior year's financial statements to conform to the Company's presentation.

B.       Earnings Per Share

         Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding during the three months ended March 31, 2000 and 1999, using 3,517,408 and 3,594,811 weighted average common shares outstanding, respectively. Diluted earnings per share gives effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. For the three months ended March 31, 2000, the assumed exercise of options would be antidilutive.


PART I.
Item 2. Management's Discussion and Analysis of the Results of Operations and Financial Conditions

General

Throughout  this  analysis,  the term "the Company"  refers to the  consolidated entity of Alliance Financial Corporation and its wholly-owned banking subsidiary, Alliance Bank, N.A. Effective at the close of business on April 16, 1999, the Company merged its two banking subsidiaries, First National Bank of Cortland and Oneida Valley National Bank under the name of Alliance Bank, N.A.

The following discussion presents material changes in the Company's results of operations and financial condition during the three months ended March 31, 2000, which are not otherwise apparent from the consolidated financial statements included in this report.
This discussion and analysis contains certain forward-looking statements with respect to the financial condition, results of operations and business of Alliance Financial Corporation and its subsidiary. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:
(1) expected cost savings from merged operations cannot be fully realized or cannot be realized as quickly as anticipated; (2) the planned expansion into the Syracuse market is not completed on schedule or on budget or the new branches do not attract the expected loan and deposit customers; (3) competitive pressure in the banking industry increases significantly; (4) changes in the interest rate environment reduce margins; (5) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (6) changes occur in the regulatory environment; (7) changes occur in business conditions and inflation; (8) changes occur in the securities markets; and (9) other factors detailed from time to time in the Company's SEC filings.

Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Results of Operations for the Three Months Ended March  31, 2000

Net income was $1,334,000, or $.38 per share, for the first quarter of 2000 compared to $1,249,000, or $.35 per share, for the same period in 1999. The $85,000 increase in net income represents a 6.8% increase over the prior year period while the earnings per share increase of $.03 represents an 8.6% increase. The return on average assets and return on average shareholder's equity were 1.01% and 10.88%, respectively, for the three months ended March 31, 2000, compared to 1.03% and 9.62%, respectively, for the first quarter of 1999.

Strong growth in the Company's earning assets continued to overpower pressures on its net interest margin, and resulted in an increase in net interest income of $284,000, or 5.9%, when comparing the first quarter of 2000 to the same period in 1999. Average earning assets for the quarter ended March 31, 2000 of $495,207,000 were up $39,497,000, or 8.7%, compared to the quarter ended March 31, 1999. Average loans (net of unearned discount) for the first quarter of 2000 were $282,497,000, compared to $250,074,000 in the 1999 first quarter, an increase of $32,423,000, or 13%. Growth was most significant in the commercial loan category which was up $17,814,000, or 21%, over the average for the comparable period in the prior year. Average investment securities for the quarter ended March 31, 2000 were $4,566,000, or 2.3%, greater than the comparable 1999 period.

Tax equivalent yields on average earning assets increased from 7.56% during the first quarter of 1999 to 7.72 % during the first quarter of 2000. The Company's loan portfolio yield for the quarter ended March 31, 2000 increased 26 basis points to 8.66%, with the increase primarily the result of higher yields on commercial loans which increased as a result of Federal Reserve Board actions and a higher prime rate. The tax equivalent yield on the investment portfolio for the quarter ended March 31, 2000 declined 15 basis points to 6.48%, when compared to the yield for the quarter ended March 31, 1999. Investment purchases throughout most of 1999 were made at market rates which were below those of maturing investments, causing the portfolio yield to decline. The majority of purchases made since September 30, 1999 have increased the yield on the overall portfolio.

Interest expense of $4,161,000 for the three month period ended March 31, 2000 compared to $3,330,000 for the same period in the prior year, representing an increase of 25%. Interest expense was up due to higher levels of deposits, increased borrowings, and higher interest rates paid on deposits and borrowings. When comparing the quarter ended March 31, 2000 to March 31, 1999, average interest bearing deposits increased $23,976,000, borrowings were up $23,736,000, and the average cost of interest bearing liabilities increased 39 basis points to 3.96%. Deposit growth occurred primarily in higher cost money market savings and time deposits, while at the same time rising market interest rates increased the cost on existing balances within those same categories. The Company's borrowings, which were primarily Federal Home Loan Bank advances with short-term maturities, supplemented the funding for the commercial loan growth.

The provision for loan loss expense for the first quarter of 2000 was $250,000, an increase of $25,000 compared to the first quarter of 1999, with the increase supporting the growth in loans. Asset quality trends improved as net charge-offs on loans for the three month period ended March 31, 2000 in the amount of $100,000 declined from $120,000 for the quarter ended March 31, 1999, and non-performing loans at 0.32% of total loans were down significantly from 0.45% for the comparable periods. The allowance for possible loan losses balance as of March 31, 2000, in the amount of $3,562,000, increased to 1.25% of total loans compared to 1.22% a year earlier, and 1.19% at December 31, 1999.

Non-interest income of $1,332,000 for the first quarter of 2000 was up $221,000, or 19.9%, when compared to the quarter ended March 31, 1999, with a significant increase in trust department revenue, which was up $135,000, or 57.7%. Service charges on deposits continue to be the most significant component of non-interest income, contributing $456,000, or 34.2%, of total non-interest income as of March 31, 2000. Also contributing to the improvement in non-interest income was a $114,000 increase in the cash value of company-owned life insurance. Gains on the sale of securities of $93,000 taken in the first quarter of 1999 compared to gains of only $1,000 taken in the first quarter of 2000.

Non-interest expense increased $435,000, or 11%, for the three months ended March 31, 2000 compared to the same period in 1999. The primary reason for the increase in non-interest expense was a $253,000, or 11.4%, increase in salary and benefits expense which resulted as the Company expanded its staff to serve its growing markets. Since the first quarter of 1999, the Company has opened and staffed a business banking center and trust offices in the City of Syracuse, New York. The Company also has two Syracuse area branch locations under construction and has placed additional personnel into training programs in anticipation of the new branch openings. Associated with the development of the new branches, occupancy and equipment expense increased $85,000, or 13.4%, when comparing the current quarter end with the prior year first quarter end.

Financial Condition

As of March 31, 2000, total assets of $545,144,000  were up $25,947,000,  or 5%, when compared to year-end 1999. During the first quarter of 2000, the Company increased investments by $20,199,000, diversifying purchases among U.S. Government Agency and corporate securities with maturities ranging from two to five years. The Company's loan portfolio, which typically exhibits little first quarter growth each year, was down $1,675,000 to $283,762,000. Deposits as of March 31, 2000 in the amount of $466,506,000, increased $31,432,000, or 7.2%, compared to deposits of December 31, 1999. The March 31, 2000 deposit total included a significant increase in non-core balances. Average deposits for the first quarter of 2000 in the amount of $450,351,000 were up $6,655,000, or 1.5%, compared to average deposits for the fourth quarter of 1999.

Shareholders' equity at March 31, 2000 was $49,022,000, or 9% of assets. During the first three months of 2000 the Company's retained earnings increased undivided profits by $721,000. Rising market interest rates, resulting from Federal Reserve Board actions, reduced the market value of the Company's available for sale investment securities, thereby contributing to the decrease in the Accumulated Other Comprehensive Income component of shareholders' equity by $351,000. On July 21, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 300,000 shares of its common stock, or approximately 8.3% of the Company's outstanding common stock. During the first quarter of 2000, the Company repurchased 27,450 shares at a cost of $593,000 in connection with this program.

Other Information

In December 1998, the Oneida Indian Nation ("The Nation") and the U.S. Justice Department filed motions to amend a longstanding claim against the State of New York to include a class of 20,000 unnamed defendants who own real property in Madison and Oneida Counties. If the motion is granted to amend the claim, litigation could involve assets of the Company. On March 26, 1999, the United States District Court heard arguments on the matter and has reserved its decision pending a negotiated settlement of the matter by the State of New York and The Nation. As of March 31, 2000, the matter was still in the process of settlement. The Nation has stated publicly that the purpose of the legal action currently being undertaken is to force the State of New York to negotiate an equitable settlement of their claim which was ruled on by the United States Supreme Court in favor of The Nation over 13 years ago. Management believes that ultimately the State of New York will be held responsible for these claims and this matter will be settled without adversely impacting the Company.

Impact of the Year 2000

During the month of January 2000, the Company successfully transitioned all of its systems and equipment into the year 2000, or Y2K. In particular, the Company's on-premise computer processing system continued to perform as the Y2K testing program had indicated that it would. All year-end processing was completed as scheduled and daily processing since year-end has been performed without any Y2K related incidents. By the end of the first week of business in January, the Company's contingency cash, which was available to meet customers Y2K related needs, was reinvested. As of March 31, 2000, the Company's loan portfolio has experienced no negative Y2K related impact, and all of the Company's vendors have continued to provide services at the same quality levels they had previously. All significant costs incurred and income lost by the Company in connection with remediation and contingency planning for Y2K were in the years 1998 and 1999. The Company believes that any remaining business risks related to Y2K are immaterial.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

The model measures the change in net interest income which results when market interest rates change. As of March 31, 2000, an instantaneous 200 basis point increase in market interest rates was estimated to have a negative impact of 8.58% on net interest income over the next twelve-month period, while a 200 basis point decrease in market interest rates was estimated to have a positive impact of 6.98% on the Company's net interest income. By comparison, at December 31, 1999 the Company estimated that an instantaneous 200 basis point rise in rates would have a negative impact of 5.19% on net interest income during the following twelve month period while a 200 basis point decline in rates would have a positive impact of 3.63% on net interest income during the following twelve month period. The Company took on slightly more risk to changing interest rates during the first quarter of 2000 as it increased borrowings and short-term repriceable deposits, investing a percentage of the funds in fixed rate securities. The Company believes that the increase in yield for the extended maturities warrants the increase in its overall interest rate risk. The potential change in net interest income resulting from this analysis falls within the Company's interest rate risk policy guidelines.

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

Item 1.  Legal Proceedings
         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds
         Not applicable.

Item 3.  Defaults Upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders
         Not applicable.

Item 5.  Other Information

On March 31, 2000, the Company announced organizational changes to its Board of Directors for the Company and its operating subsidiary, Alliance Bank, N.A. to enhance corporate governance. In addition, the management responsibilities for senior executives were refined to focus on growth opportunities for the Company.

The Board of Directors, pursuant to the Company's bylaws, has reduced the size of the Company's Board from 22 to 10 Directors. This reduction in size was accomplished by realigning the composition of the current directors between the Company and the Bank Boards. As a result of the realignment, certain directors will serve on only the Company's Board and certain directors will serve on only the Bank's Board. The Company believes that the realignment of Directors will permit more effective corporate governance, and will give the Company flexibility to appoint future Directors in connection with any potential acquisitions that may occur or expansion into new markets.

In conjunction with the realignment of its Board of Directors, the Company also further delineated the management functions of senior executives. John C. Mott was appointed Chairman and Chief Executive Officer of the Company and David R. Alvord was appointed President of the Company and President and Chief Executive Officer of Alliance Bank, N.A. Both Mott and Alvord will serve on the Company's and the Bank's Boards.

Mott and Alvord will maintain their respective office locations in Oneida and Cortland. As Chairman and CEO of the Company, Mott will be responsible for the overall strategic direction of the Company. As President and CEO of Alliance Bank, N.A., Alvord will be responsible for the financial performance and oversight of the operations of the Bank.

At its annual meeting on May 2, 2000, the Company announced that Jack H. Webb has been named President of Alliance Bank, N.A., the banking subsidiary of Alliance Financial Corporation. At the same meeting, Mott announced that he will retire at the end of the first quarter of 2001. This announcement is consistent with his original plans when he joined the Bank in 1991 to work for 10 years until age 62.

Webb joins Alliance Bank after a 26-year career with Chase Manhattan Bank (and its predecessors) where he most recently served as Regional Retail Banking Executive for Central New York. Mr. Webb joined Chase, the former Lincoln First Bank in Rochester in 1974. In 1984 he moved to Syracuse where he held various positions in the Middle Market Banking Group. In 1989, Mr. Webb was named Regional Senior Loan Officer for the Syracuse Region and in 1991 was promoted to Regional President for Central New York. At Alliance Bank, Mr. Webb will be responsible for the direct management of the operations of the Bank. He will report to David R. Alvord, Chief Executive Officer of Alliance Bank, N.A.

Mr. Webb serves as Chairman of the Board of Trustees for Syracuse Stage. He is also a member of the Board of Directors of the CNY Health Alliance and is a member of the Executive Committee for both Crouse and Community General Hospital. He currently serves on the Policy Council of Success by Six. Mr. Webb had previously served on a number of boards including the Metropolitan Development Association, Public Broadcasting of CNY, Inc. where he served as Chairman of the Board, and the Syracuse Chamber of Commerce.

Item 6.  Exhibits and Reports on Form 8-K

              a)  Exhibits required by Item 601 of Regulation S-K:

              Ex. No.    Description
              -------    -----------
                  3.1    Amended and Restated Certificate of Incorporation of
                         the Company(1)
                  3.2    Amended and Restated Bylaws of the Company(1)
                  27     Financial Data Schedule (2)
              --------------------------
                  (1) Incorporated herein by reference to the exhibit with the same number to the Registration Statement on Form S-4 (Registration No. 333-62623) of the Company previously filed with the Securities and Exchange Commission on August 31, 1998, as amended.
                  (2)      Filed herewith.

              b)  Reports on Form 8-K

                  N/A





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ALLIANCE FINANCIAL CORPORATION



DATE  May 12, 2000                  /s/ David R. Alvord
    ---------------------------     ----------------------
                                    David R. Alvord, President



DATE  May 12, 2000                  /s/ David P. Kershaw
    ---------------------------     ----------------------
                                    David P. Kershaw, Treasurer & CFO