Form 10-Q
period 2000-06-30
ALLIANCE FINANCIAL CORP /NY/
filed 2000-08-14
CIK 796317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2000


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

The number of shares outstanding of the registrant's common stock on August 11, 2000: COMMON STOCK, $1.00 PAR VALUE - 3,656,252 SHARES.

                                    CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Statements of Condition as of June 30, 2000 (unaudited) and December 31, 1999

           Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2000 and 1999 and Six Months Ended June 30, 2000 and 1999 (unaudited)

           Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2000 and 1999 and Six Months Ended June 30, 2000 and 1999 (unaudited)

           Consolidated Statements of Changes in Shareholders' Equity for the Six Months Ended June 30, 2000 (unaudited)

           Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999 (unaudited)

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
Item 1.       Financial Statements


                         ALLIANCE FINANCIAL CORPORATION
                      Consolidated Statements of Condition
                             (Dollars in Thousands)

                                                               JUNE 30, 2000          DECEMBER 31, 1999
                                                                 (Unaudited)                     (Note)
ASSETS

   Cash and due from banks                                         $ 19,961                   $ 20,231
   Federal funds sold                                                  --                         --
                                                                   --------                   --------
      Total cash and cash equivalents                                19,961                     20,231
   Held-to-maturity investment securities                            10,955                     12,449
   Available-for-sale investment securities                         204,283                    181,933
                                                                   --------                   --------
      Total investment securities (fair value
      $215,389 & $194,382, respectively)                            215,238                    194,382
   Total loans                                                      306,371                    286,497
   Unearned income                                                     (632)                    (1,060)
   Allowance for possible loan losses                                (3,481)                    (3,412)
                                                                   --------                   --------
       Net loans                                                    302,258                    282,025

   Bank premises, furniture, and equipment                           10,035                      8,888
   Other assets                                                      15,425                     13,671
                                                                   --------                   --------
       Total Assets                                                $562,917                   $519,197
                                                                   ========                   ========

LIABILITIES

   Non-interest-bearing deposits                                    $52,824                    $56,562
   Interest-bearing deposits                                        382,126                    378,512
                                                                   --------                   --------
      Total deposits                                                434,950                    435,074
   Short-term Borrowings                                             74,162                     31,225
   Other liabilities                                                  4,077                      3,653
                                                                   --------                   --------
      Total Liabilities                                             513,189                    469,952

SHAREHOLDERS' EQUITY
   Preferred stock (par value $25.00)
     1,000,000 shares authorized, none issued
   Common stock (par value $1.00)
     10,000,000 shares authorized
     3,815,305 and 3,641,035 shares issued;
     3,665,081 and 3,526,011 shares outstanding,
      respectively                                                    3,815                      3,641
   Surplus                                                            7,096                      3,641
   Undivided profits                                                 44,656                     46,768
   Accumulated other comprehensive loss                              (2,377)                    (2,086)
   Treasury stock, at cost; 150,224 shares
      and 115,024 shares, respectively                               (3,462)                    (2,719)
                                                                   --------                   --------

      Total Shareholders' Equity                                     49,728                     49,245

      Total Liabilities & Shareholders' Equity                     $562,917                   $519,197
                                                                   =========                  ========

The accompanying notes are an integral part of the consolidated financial statements.

                         ALLIANCE FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                             (Dollars in Thousands)

                                                                         Three Months Ended               Six Months Ended
                                                                             June 30,                         June 30,
                                                                       2000             1999            2000            1999
Interest Income:
   Interest & fees on loans                                          $6,449           $5,634         $12,566         $11,024
   Interest on investment securities                                  3,354            2,975           6,397           5,596
   Interest on federal funds sold                                       117              175             233             325
                                                                     ------           ------         -------         -------

      Total Interest Income                                           9,920            8,784          19,196          16,945

Interest Expense:
   Interest on deposits                                               4,127            3,298           7,921           6,616
   Interest on borrowings                                               515              174             882             186
                                                                     ------           ------         -------         -------

      Total Interest Expense                                          4,642            3,472           8,803           6,802

      Net Interest Income                                             5,278            5,312          10,393          10,143

Provision for loan losses                                               300              250             550             475
                                                                     ------           ------         -------         -------

      Net Interest Income After Provision for Losses                  4,978            5,062           9,843           9,668

Other Income                                                          1.420            1,016           2,752           2,127
                                                                     ------           ------         -------         -------

      Total Operating Income                                          6,398            6,078          12,595          11,795

Other Expenses                                                        4,485            4,199           8,867           8,146
                                                                     ------           ------         -------         -------

      Income Before Income Taxes                                      1,913            1,879           3,728           3,649

Provision for income taxes                                              507              506             988           1,027
                                                                     ------           ------         -------         -------

      Net Income                                                     $1,406           $1,373         $ 2,740         $ 2,622
                                                                     ======           ======         =======         =======

Net Income per Common Share/Basic and Diluted                        $  .40           $  .38         $   .78         $   .73
                                                                     ======           ======         =======         =======

The accompanying notes are an integral part of the consolidated financial statements.

                         ALLIANCE FINANCIAL CORPORATION
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                 Three Months Ended              Six Months Ended
                                                                                     June 30,                       June 30,
                                                                                 2000           1999           2000            1999

Net Income                                                                     $1,406        $ 1,373         $2,740         $ 2,622

Other Comprehensive Income (Loss), net of taxes:
   Unrealized net gain on securities:

   Unrealized holding gains (losses) arising during the period                    286         (2,662)          (299)         (3,451)

   Less: Reclassification adjustment for gains
     included in net income                                                      (186)           (34)          (187)           (127)
                                                                               ------        -------         ------          -------
                                                                                  100         (2,628)          (486)         (3,324)

Income tax (provision) benefit                                                    (40)         1,052            195           1,330
                                                                               ------        -------         ------         -------

Other Comprehensive gains (losses), net of tax                                     60         (1,576)          (291)         (1,994)
                                                                               ------        -------         ------         -------
Comprehensive Income (Loss)                                                    $1,466         $ (203)       $ 2,449           $ 628


The accompanying notes are an integral part of the consolidated financial statements.

                         ALLIANCE FINANCIAL CORPORATION
           Consolidated Statements of Changes in Shareholders' Equity
                     for the Six Months Ended June 30, 2000
                                   (Unaudited)
                             (Dollars in Thousands)



                                                            Issued
                                                            Common        Common                    Undivided
                                                            Shares         Stock        Surplus       Profits
                                                            ------         -----        ------        -------


 Balance at December 31, 1999                            3,641,035        $3,641          $3,641      $46,768

    Net Income                                                                                          2,740

    Cash Dividend, $.35 per share                                                                      (1,223)

    5% Stock Dividend                                      174,270           174           3,455        (3629)

    Change in unrealized net loss on
      investment securities

    Treasury stock purchased

 Balance at June 30, 2000                                3,815,305        $3,815          $7,096      $44,656
                                                                          ======          ======     ========



                                                         Accumulated
                                                               Other
                                                       Comprehensive      Treasury
                                                                Loss         Stock          Total
                                                                ----         -----          ----


 Balance at December 31, 1999                                $(2,086)      $(2,719)      $49,245

    Net Income                                                                             2,740

    Cash Dividend, $.35 per share                                                         (1,223)

    5% Stock Dividend                                                                          -

    Change in unrealized net loss on
      investment securities                                     (291)                       (291)

    Treasury stock purchased                                                  (743)         (743)

 Balance at June 30, 2000                                   $ (2,377)      $(3,462)      $49,728
                                                            =========      ========      =======



The accompanying notes are an integral part of the financial statements.

                         ALLIANCE FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                      Six Months Ended
                                                                                          June 30,

OPERATING ACTIVITIES                                                               2000               1999

      Net Income                                                                $ 2,740            $ 2,622
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                     550                475
      Provision for depreciation                                                    577                537
      Realized investment security gains                                           (187)              (127)
      Amortization of investment security premiums, net                              82                305
      Change in other assets and liabilities                                       (898)              (245)
                                                                                -------            -------
         Net Cash Provided by Operating Activities                                2,864              3,567

INVESTMENT ACTIVITIES
      Proceeds from maturities of investment securities,
        available-for-sale                                                       10,382             31,939
      Proceeds from maturities of investment securities,
        held-to-maturity                                                          4,427                500
      Purchase of investment securities, available-for-sale                     (39,838)           (72,241)
      Purchase of investment securities, held-to-maturity                        (2,933)                 -
      Proceeds from the sale of investment securities                             6,725              8,466
      Increase in surrender value of life insurance                                (231)                 -
      Net increase in loans                                                     (20,783)            (8,463)
      Purchase of premises and equipment, net                                    (1,724)            (1,208)
                                                                                -------            -------
         Net Cash Used by Investing Activities                                  (43,975)           (41,007)

FINANCING ACTIVITIES
      Net increase in demand deposits, NOW & savings accounts                    14,289             14,061
      Net decrease in time deposits                                             (14,413)              (494)
      Net increase in borrowings                                                 42,937              8,448
      Treasury Stock purchased                                                     (743)                 -
      Cash dividends                                                             (1,229)            (1,258)
                                                                                -------            -------
         Net Cash Provided by Financing Activities                               40,841             20,757
         Decrease in Cash and Cash Equivalents                                     (270)           (16,683)
      Cash and cash equivalents at beginning of year                             20,231             34,131
                                                                                -------            -------
         Cash and Cash Equivalents at End of Period                             $19,961            $17,448
                                                                                =======            =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest on deposits and short-term borrowings                             $7,937             $6,810
      Income taxes                                                                  922                851

Non-Cash Investing Activities:
      Decrease in net unrealized gains/losses on
         available-for-sale securities                                              486              3,324

Non-Cash Financing Activities:
      Dividend declared and unpaid                                                  611                629


The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       Basis of Presentation

         The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of the Company, together with Management's Discussion and Analysis of the Results of Operations and Financial Condition as of December 31, 1999 and for the three-year period then ended, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part 1.

         All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months and six months ended June 30, 2000 and 1999.

B.       Earnings Per Share

         Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and six months ended June 30, 2000 and 1999, using 3,494,239 and 3,594,811 weighted average common shares outstanding for the three months ended, and 3,505,824 and 3,594,811 weighted average common shares outstanding for the six months ended, respectively. Diluted earnings per share gives effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. For the three months and six months ended June 30, 2000, the assumed exercise of certain options would be antidilutive.

PART I
ITEM 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition

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

The following discussion presents material changes in the Company's results of operations and financial condition during the three and six months ended June 30, 2000, which are not otherwise apparent from the consolidated financial statements included in this report.

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

Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Results of Operations for the Three Months Ended June 30, 2000
--------------------------------------------------------------

Net income was $1,406,000, or $.40 per share, for the second quarter of 2000 compared to $1,373,000, or $.38 per share, for the same period in 1999. The $33,000 increase in net income represents a 2.4% increase over the prior year period while the earnings per share increase of $.02 represents a 5.3% increase. The return on average assets and return on average shareholder's equity were 1.02% and 11.49%, respectively, for the three months ended June 30, 2000, compared to 1.10% and 10.63%, respectively, for the second quarter of 1999.

Rising interest rates, the result of continued actions by the Federal Reserve Board to slow the economy, increased the Company's interest expense at a pace that exceeded the second quarter growth in interest income. As a result, the Company's net interest margin continued to contract and net interest income of $5,278,000 for the quarter ending June 30, 2000 was $34,000, or 0.6%, less than the comparable quarter in 1999. Interest and fees on loans were up $815,000, while interest on investment securities was up $379,000 when comparing the quarter ended June 30, 2000 to the quarter ended June 30, 1999. Average total loans for the 2000 second quarter were $291,561,000 compared to $260,116,000 for the comparable period in 1999. Average investment securities for the quarter ended June 30, 2000 were $22,221,000 greater than the comparable 1999 period. Tax equivalent yields on average earning assets increased to 7.86% as of June 30, 2000, from 7.76% as of June 30, 1999. Interest expense of $4,642,000 for the three month period ended June 30, 2000 compared to $3,472,000 for the same period in the prior year, an increase of 33.7%. The average cost of interest bearing liabilities for the second quarter of 2000, at 4.18%, was up 60 basis points compared to the second quarter of 1999, while at the same time average interest bearing liabilities over the comparable periods increased by $55.7 million. The tax equivalent net interest margin declined from 4.80% for the quarter ending June 30, 1999 to 4.29% for the quarter ending June 30, 2000.

The provision for loan loss expense for the second quarter of 2000 was $300,000, an increase of $50,000 compared to the second quarter of 1999 with the increase supporting the growth in loans. Net charge-offs increased $285,000 when comparing the second quarter of 2000 to the second quarter of 1999 as the Company experienced a higher level of charge-offs on commercial loans. Non-performing loans at 0.32% of total loans at June 30, 2000 declined significantly from 0.58% when compared to a year earlier. The allowance for possible loan losses balance as of June 30, 2000, in the amount of $3,481,000, or 1.14% of total loans, compared to $3,260,000, or 1.24% of total loans a year earlier.

Non-interest income of $1,420,000 for the second quarter of 2000 was up $404,000, or 39.8%, compared to the comparable quarter of 1999. Contributing to the growth were significant increases in trust revenues, electronic banking fees, and increases in the cash value of company owned life insurance. The Company took securities gains of $186,000 during the quarter, which were $152,000 greater than the comparable period in the prior year.

Non-interest expense increased $286,000, or 6.8%, for the three months ended June 30, 2000 compared to the same period in 1999. The Company increased salary and benefits expense over the comparable periods by $349,000, or 16%, as staffing increased in the 2000 second quarter in preparation for the opening of two full service branches in the third quarter. Occupancy expense, associated with branch expansion, increased $39,000, or 6.1%, while the Company reduced other operating expenses by $98,000, or 7.1%, when comparing second quarter of 2000 to the second quarter of 1999.

Results of Operations for the Six Months ended June 30, 2000
------------------------------------------------------------

Net income was $2,740,000, or $.78 per share, for the first six months of 2000 compared to $2,622,000, or $.73 per share, for the same period in 1999. The $118,000 increase in net income represents a 4.5% increase over the same period in the previous year while the earnings per share increase of $.05 represents a 6.8% increase over the comparable period. The return on average assets declined to 1.02% from 1.07% while the return on average equity improved to 11.19% from 10.09% when comparing the six months ended June 30, 2000 to the comparable period in 1999. Rising market interest rates which increased asset yields, along with a $45,599,000 increase in average earning assets, resulted in an increase of $2,251,000, or 13.3%, in interest income when comparing the first six months of 2000 to the same period in 1999. The increase in interest rates which also increased the Company's cost of funds, coupled with a $53,054,000 increase in average interest bearing liabilities, increased interest expense by $2,001,000, or 29.4%. The tax equivalent net interest margin declined from 4.68% for the six months ending June 30, 1999 to 4.32% for the six months ending June 30, 2000, and net interest income increased $250,000, or 2.5% over the comparable periods.

The Company increased its provision for loan loss expense by $75,000 in the first six months of 2000 compared to the comparable period in 1999 in connection with continued loan growth and increased loan losses. Net change-offs increased $265,000, to $481,000, for the six month period ending June 30, 2000 compared to $216,000 for the same period in 1999. Non-performing loans as a percent of total loans were 0.32% as of June 30, 2000, compared to 0.58% as of June 30, 1999, while non-performing assets as a percent of total assets were 0.22%, compared to 0.36% for the same periods.

Non-interest income of $2,752,000 for the first half of 2000 was up $625,000, or 29.4%, as compared to the first half of 1999. The Company benefited from significant increases in trust revenues, which were up $218,000, or 48%, compared to the prior year period. Other income also resulted from increases in the cash value of company owned life insurance, along with growth in electronic banking fees and other service charges. During the first six months of 2000, the Company took gains on the sales of securities in the amount of $187,000, $60,000 greater than the first six months of 1999.

Non-interest expense increased $721,000, or 8.9%, for the six months ended June 30, 2000 compared to the same period in 1999. Increases in non-interest expense resulted primarily from increases in salary and benefits expense associated with growth in the Company's employee base as it staffed new branch locations in its growing market. Salary and benefits expense for the six months ending June 30, 2000 was up $603,000, or 13.7%, compared to the six months ended June 30, 1999. Occupancy expense, also associated with the new branches, was up $124,000, or 9.8%, for the comparable periods. Other non-interest expense reflected no increase over the prior year.

Financial Condition
-------------------

Total assets increased $43,720,000, or 8.4%, to $562,917,000 at June 30, 2000
from $519,197,000 at December 31, 1999. For the six months ending June 30, 2000, total loans, net of unearned discount, increased $20,302,000, or 7.1%, to $305,739,000. Commercial loans increased $9,762,000, or 9.3%, while indirect auto loans increased $10,852,000, or 53.6%, during the first six months of 2000. Investment securities as of June 30, 2000 in the amount of $215,238,000 were up $20,856,000, or 10.7%, since December 31, 1999. Deposits as of June 30, 2000 declined $124,000 to $434,950,000, compared to the prior year-end. The Company experienced a seasonal decline in local public funds deposits of $23,801,000 during the month of June, replacing the deposits with advances from the Federal Home Loan Bank. Average deposits for the first six months of 2000 were $457,868,000. Shareholders' equity at June 30, 2000 was $49,728,000, or 8.8% of assets. During the first six months of 2000 the Company's retained earnings increased shareholder's equity by $1,517,000. The Company repurchased 35,200 shares of its stock during the first half of 2000, reducing shareholder's equity by $743,000.

Other Information
-----------------

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure using a computer simulation model that measures the impact of changes in interest rates on its interest income. As of June 30, 2000, an instantaneous 200 basis point increase in market interest rates was estimated to have a negative impact of 9.9% on net interest income over the next twelve month period, while a 200 basis point decrease in market interest rates was estimated to have a positive impact of 5.8% on the Company's net interest income. By comparison, at March 31, 2000 the Company estimated an instantaneous 200 basis point rise in rates would have a negative impact of 8.6% on net interest income during the following twelve month period while a 200 basis point decline in rates would have a positive impact of 7% on net interest income during the following twelve month period. The Company took on slightly more risk to rising interest rates during the second quarter of 2000 as it increased borrowings and short term repriceable deposits, investing a percentage of the funds in fixed rate consumer loans and intermediate term securities. The Company believes that the increase in yield for the extended maturities warrants the increase in its overall interest rate risk. The potential change in net interest income resulting from this analysis falls within the Company's interest rate risk policy guidelines.

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

Item 1.       Legal Proceedings
              Not applicable.

Item 2.       Changes in Securities and Use of Proceeds
              Not applicable.

Item 3.       Defaults Upon Senior Securities
              Not applicable.

Item 4.       Submission of Matters to a Vote of Securities Holders

              The Company held its Annual Meeting of Shareholders on May 2, 2000 (the "Meeting"). At the Meeting, each of the following persons was elected as a Class II director whose term will expire at the 2003 Annual Meeting of Shareholders:

                                    FOR                       WITHHELD                  NON-VOTES
                                    ---                       --------                  ---------

         DONALD H.DEW               2,647,042                 50,316                    808,503
         ------------               ---------                 ------                    -------

         CHARLES E. SHAFER          2,646,542                 50,816                    808,503
         -----------------          ---------                 ------                    -------

         CHARLES H. SPAULDING       2,647,042                 50,316                    808,503
         --------------------       ---------                 ------                    -------

Item 5.       Other Information

              On June 21, 2000, the Company announced that its Board of Directors has declared a 5% stock dividend in addition to a regular quarterly cash dividend of $0.175 per share on its common stock. Both dividends will be payable July 10, 2000 to shareholders of record as of the close of business July 3, 2000.

              Alliance Bank, N.A. has filed an application with the Office of the Comptroller of the Currency to open an in-store office in the Town of Camillus, New York at the P&C Market on West Genesee Street. It is anticipated that the office will open during the fourth quarter of this year.

 Item 6.      Exhibits and Reports on Form 8-K

              a)  Exhibits required by Item 601 of Regulation S-K:

              Ex. No.      Description
              -------      -----------

                  3.1      Amended and Restated Certificate of Incorporation of
                           the Company(1)
                  3.2      Amended and Restated Bylaws of the Company(1)
                 10.1      Employment Agreement, dated as of May 1, 2000, by and
                           among the Company, Alliance Bank, N.A., and  Jack H.
                           Webb (2)
                 10.2      Supplemental Retirement Agreement, dated as of
                           May 1, 2000, by and among the Company, Alliance Bank,
                           N.A., and  Jack H. Webb (2)
                 27        Financial Data Schedule (2)
              --------------------------
                 (1)       Incorporated herein by reference to the exhibit with
                           the same number to the Registration Statement on Form
                           S-4 (Registration No. 333-62623) of
                           the Company previously filed with the Securities and Exchange Commission on August 31, 1998, as amended.

                  (2)      Filed herewith.

              b)  Reports on Form 8-K

                  N/A

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ALLIANCE FINANCIAL CORPORATION



DATE   May 12, 2000                           /s/  David R. Alvord
    ---------------------                   ----------------------
                                                    David R. Alvord, President



DATE   May 12, 2000                           /s/ David P. Kershaw
    --------------------------------        ----------------------
                                                    David P. Kershaw, Treasurer
                                                    & CFO

                                  EXHIBIT 10.1

                              EMPLOYMENT AGREEMENT

                  This sets forth the EMPLOYMENT AGREEMENT made and entered into as of May 1, 2000 by and among (i) Alliance Financial Corporation, a New York corporation and registered bank holding company ("Corporation"), and Alliance Bank, N.A. ("Bank"), which is a wholly-owned subsidiary of the Corporation (collectively, the Corporation and Bank are hereafter referred to as "Employer"), both having offices located in Cortland and Oneida, New York, and
(ii) JACK H. WEBB, an individual currently residing at 5216 Duane Drive, Fayetteville, New York ("Employee").

                                   WITNESSETH

                  IN CONSIDERATION of the mutual premises, covenants and agreements set forth in this Agreement, and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties agree to the following employment terms.

         1.       Employment.
                  ----------

                  (a) Term. Employer shall employ Employee, and Employee shall serve as an executive officer of Employer, in accordance with the terms and conditions of this Agreement, for a term commencing on May 1, 2000 and ending on December 31, 2003, subject to earlier termination as provided in this Agreement. Not later than six months prior to the expiration of this Agreement, the parties agree to commence discussions regarding a renewal of this Agreement. If the parties cannot reach agreement regarding the terms for continued employment, this Agreement shall automatically renew for a 12 month period on the same terms in effect at that time unless either party provides written notice of intent not to renew at least 60 days prior to the expiration of this Agreement.

                  (b) Duties. On the terms and subject to the conditions set forth herein, the Employer employs the Employee to initially serve as the Executive Vice President of the Corporation and President of the Bank. The Employee shall perform the regular duties commensurate with his position, subject to the control and supervision of Employer's Board of Directors, as from time to time may be reasonably assigned to Employee by Employer based upon his position. Employee shall devote Employee's best efforts to the affairs of Employer, serve faithfully and to the best of Employee's ability and devote all of Employee's working time and attention, knowledge, experience, energy and skill to the business of Employer, except that Employee may affiliate with professional associations, business and civic organizations, provided that Employee's involvement in such activities does not adversely affect the performance of his duties on behalf of Employer. Within three months of the commencement of this Agreement, Employee shall be appointed to the Board of Directors of the Corporation and the Bank subject to the regular and legally required procedures for renomination and election by shareholders of the Corporation. Employee shall also serve on the Board of Directors of, or as an officer of Employer's affiliates, if requested to do so by the Board of Directors of Employer.

                  (c) Additional Positions. On or about April 1, 2001 (but in no event later than June 1, 2001), Employee shall be appointed to the additional position of Chief Executive Officer of the Bank, assuming he is performing his duties in a satisfactorily manner in the Board of Director's reasonable judgment. On or about April 1, 2002 (but in no event later than June 1, 2002), the Employee shall be appointed as the President and Chief Executive Officer of the Corporation assuming he is performing his duties in a satisfactory manner in the Board of Director's reasonable judgment. If, despite satisfactory performance, Employee is not promoted to the additional positions in accordance with the terms and conditions outlined in this paragraph, he may elect to terminate his employment and shall be entitled to receive as a severance payment the greater of (i) one year's base salary (based on the base salary at the time of termination), or (ii) the base salary Employee would be entitled to for the remaining term of this Agreement (based on base salary in effect at the time of termination).

         2.       Compensation and Benefits.
                  -------------------------

                  (a) Employer. Whenever in this Agreement Employee is entitled to compensation, benefits or other remuneration from Employer, the term Employer shall mean the Corporation or the Bank. Employee shall not be entitled to duplicate compensation, benefits or other remuneration from the Corporation and the Bank.

                  (b) Base Salary. The Employee shall initially be paid a base salary at an annualized rate of $150,000. On an annual basis, consistent with Employer's regular review procedures, the Employee's base salary shall be reviewed and may be increased (but not decreased) in the discretion of the Corporation's Board of Directors. If Employee is promoted to Chief Executive Officer of the Bank in accordance with paragraph 1(b), the Employee's annual base salary shall be adjusted upward based upon the review and determination of the Compensation Committee of the Board of Directors but in no event shall Employee's annual base salary be less than $200,000 upon such promotion. If Employee is promoted to President and Chief Executive Officer of the Corporation in accordance with paragraph 1(b), the Employee's annual base salary shall be adjusted upward based upon the review and determination of the Compensation Committee of the board of Directors but in no event shall Employee's annual base salary be less than $250,000 upon such promotion. Employee's Base Salary shall be paid in accordance with Employer's regular payroll practices for executive employees.

                  (c) Bonuses. Employee shall be entitled to participate in the short term and long term incentive compensation plans, bonus, or similar plans maintained from time to time by the Employer for its senior executive officers. Upon termination of Employee's employment, other than a termination for cause pursuant to subparagraph 5(e), Employee shall be entitled to a pro rata portion (based on Employee's complete months of active employment in the applicable year) of the annual cash bonuses that are payable with respect to the year during which the termination occurs.

                  (d) Benefit Plans. Employee shall be eligible to participate in any Employer maintained employee pension benefit plans (as that term is defined under Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended), group life insurance plans, medical plans, dental plans, long-term disability plans, business travel insurance programs and other fringe benefit plans or programs maintained by Employer for the benefit of its executive employees. Employee's participation in any such benefit plans and programs shall be based on, and subject to satisfaction of, the eligibility requirements and other conditions of such plans and programs.

                  (e) Expenses. Upon submission to Employer of vouchers or other required documentation, Employee shall be reimbursed for Employee's actual out-of-pocket travel and other expenses reasonably incurred and paid by Employee in connection with Employee's duties under this Agreement.

                  (f) Other Benefits. During the period of employment, Employee shall also be entitled to receive the following benefits:

                           (i) Paid vacation of at least 4 weeks during each calendar year (prorated for partial years) (with no carry over of unused vacation to a subsequent year) and any holidays that may be provided to all employees of Employer in accordance with Employer's holiday policy;

                           (ii) Reasonable sick leave;

                           (iii) Reimbursement of membership fees incurred by Employee at the Century Club of Syracuse and at a country club of Employee's choice;

                           (iv) The use of an Employer-owned automobile of Employee's choice, the purchase and replacement of which shall be subject to the approval of the Board of Directors of Employer; and

                           (v) Reimbursement of the purchase price of a cellular telephone and all Employer-related business charges incurred in connection with the use of such telephone.

                  (g) Stock Options. Employee shall be eligible to participate in the Corporation's 1998 Long Term Compensation Plan ("Plan") and shall be granted the following stock options subject to the terms and conditions of the
Plan:

                           (i) Upon the later of Employee's first day of active
employment or the effectiveness of this Agreement, Employee shall be granted an option to purchase an aggregate of 10,000 shares of common stock of the Corporation at the per share market value of the stock on the day of grant determined pursuant to the terms of the Plan. The 10,000 shares shall vest and become exercisable in equal amounts (rounded to nearest whole number) over a 3 year period with the first one-third vesting on May 1, 2001 and the other one-third amounts vesting on May 1, 2002 and May 1, 2003. In the event the Employee's employment is terminated for any reason, these shares shall vest and become exercisable (to the extent not previously vested and exercisable). To the extent permitted under the Plan, the option shall be treated as an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

                           (ii) Upon the later of Employee's first day of active
employment or the effectiveness of this Agreement, Employee shall also be granted an option to purchase an aggregate of 30,000 shares of common stock of the Corporation at the per share market value of the stock on the date of grant determined pursuant to the terms of the Plan. The 30,000 shares shall vest and become exercisable according to the following schedule:

                                (a) 15,000 shares (50 percent of the total
number of shares awarded) may be purchased at any time during the period that begins on the later of (i) the first anniversary of the grant date and (ii) the first trading date that follows the 30th consecutive trading date on which shares of Common Stock have traded on an established securities market at a price of at least 109% of the exercise price following the grant date, and ends on the tenth anniversary of the grant date;

                                (b) 7,500 shares (25 percent of the total number
of shares awarded) may be purchased at any time during the period that begins on the later of (i) the first anniversary of the grant date and (ii) the first trading date that follows the 30th consecutive trading date on which shares of Common Stock have traded on an established securities market at a price of at least 121% of the exercise price following the grant date, and ends on the tenth anniversary of the grant date; and

                                (c) 7,500 shares (25 percent of the total number
of shares awarded) may be purchased at any time during the period that begins on the later of (i) the first anniversary of the grant date and (ii) the first trading date that follows the 30th consecutive trading date on which shares of Common Stock have traded on an established securities market at a price of at least 141% of the exercise price following the grant date, and ends on the tenth anniversary of the grant date.

                                (d) Notwithstanding the exercise periods
described in (a), (b) and (c) above, all option rights granted under paragraph 2(g)(ii) shall be exercisable during the period that begins on the ninth anniversary of the grant date and ends on the tenth anniversary of the grant date. In addition, if Employee's employment is terminated without cause pursuant to paragraph 5(f), any option rights granted under paragraph 2(g)(ii) that have not yet vested shall vest immediately upon notice of such termination without cause.

The foregoing grants of stock options shall be documented in separate Stock Option Agreements.

         4. Supplemental Retirement Benefit. Supplemental retirement benefits shall be provided pursuant to a separate agreement between Employee and Employer.

         5. Termination. Prior to a "Change of Control" (as defined in subparagraph 6(c)), Employee's employment by Employer shall be subject to termination as follows:

                  (a) Expiration of the Term. Except as provided in subparagraph 17(d), this Agreement and Employee's employment with Employer shall terminate automatically at the expiration of this Agreement, unless the parties enter into a written agreement extending Employee's employment.

                  (b) Voluntary Termination. Employee may terminate this Agreement upon not less than 60 days prior written notice delivered to Employer, in which event Employee shall be entitled only to the compensation and benefits Employee has earned or accrued through the date of termination, including vesting of stock options under paragraph 2(g)(i).

                  (c) Termination Upon Death. This Agreement shall terminate upon Employee's death. In the event this Agreement is terminated as a result of Employee's death, Employer shall continue payments of Employee's Base Salary for a period of 60 days following Employee's death to the beneficiary designated by Employee on the "Beneficiary Designation Form" attached to this Agreement as Appendix A.

                  (d) Termination Upon Disability. Employer may terminate this Agreement upon Employee's disability. For purposes of this Agreement, Employee's inability to perform Employee's duties hereunder by reason of physical or mental illness or injury for a period of 26 consecutive weeks that follows Employee's use of all available sick leave (the "Disability Period") shall constitute disability. The determination of disability shall be made by a physician selected by Employer and a physician selected by Employee; provided, however, that if the two physicians so selected shall disagree, or if Employer shall disagree with the findings of the physicians, the determination of disability shall be submitted to arbitration in accordance with the rules of the American Arbitration Association and the decision of the arbitrator shall be binding and conclusive on Employee and Employer. During the Disability Period, Employee shall be entitled to 100% of Employee's Base Salary otherwise payable during that period, reduced by any other Employer-provided benefits to which Employee may be entitled with respect to the Disability Period on account of such disability (including, but not limited to, benefits provided under any disability insurance policy or program, worker's compensation law, or any other benefit program or arrangement).

                  (e) Termination for Cause. Subject to satisfaction of the notice and correction provisions of this subparagraph (e), Employer may terminate Employee's employment for "cause" by written notice to Employee. For purposes of this Agreement, a termination shall be for "cause" if the termination results from any of the following events:

                           (i)      Material breach of this Agreement;

                           (ii) Misconduct as an executive or director of Employer, or any subsidiary or affiliate of Employer for which Employee is performing services hereunder which consists of misappropriating any funds or property of any such company, or attempting to obtain any personal profit (x) from any transaction to which such company is a party or (y) from any transaction with any third party in which Employee has an interest which is adverse to the interest of any such company, unless, in either case, Employee shall have first obtained the written consent of the Board of Directors of Employer;

                           (iii) Unreasonable neglect or refusal to perform the duties assigned to Employee under or pursuant to this Agreement;

                           (iv)     Conviction of a crime involving moral
        turpitude;

                           (v) Adjudication as a bankrupt, which adjudication has not been contested in good faith, unless bankruptcy is caused directly by Employer's unexcused failure to perform its obligations under this Agreement; or

                           (vi) Failure to follow the reasonable instructions of the Board of Directors of Employer, provided that the instructions do not require Employee to engage in unlawful conduct.

Employer may not terminate Employee for cause unless and until Employer has provided Employee with a copy of a resolution duly adopted by the affirmative vote of at least two-thirds of the members of Employer's Board of Directors at a meeting of the Board of Directors called and held for that purpose, and at which Employee (after reasonable notice) and/or Employee's counsel shall be given a reasonable opportunity to be heard, finding that in the good faith opinion of Employer's Board of Directors Employee has engaged in conduct constituting cause as defined above and describing the basis for such opinion in detail; provided, however, that, in the case cause is asserted within the meaning of clause (i),
(iii) or (vi) above, Employee shall be given a period of at least 90 days after written notice of such asserted cause to correct the asserted conduct giving rise to the asserted cause. Notwithstanding any other term or provision of this Agreement to the contrary, if Employee's employment is terminated for cause, Employee shall forfeit all rights to payments and benefits otherwise provided pursuant to this Agreement; provided, however, that Base Salary shall be paid through the date of termination.

                  (f) Termination Without Cause. Employer may terminate Employee's employment for reasons other than "cause" (as defined in subparagraph 5(e)) upon not less than 60 days prior written notice delivered to Employee, in which event Employer shall pay to Employee, within 30 days of the date of termination, a lump sum payment equivalent to the unpaid compensation and benefits (including vesting of stock options he is entitled to under paragraph 2(g)(ii)) that would have been paid to or earned by Employee pursuant to this Agreement, if Employee had remained employed under the terms of this Agreement until the expiration of this Agreement. This subparagraph (f) shall not require an acceleration or duplication of payments to be made pursuant to paragraph 4, or benefits to be provided pursuant to paragraph 6, following Employee's termination of employment.

                  (g) Change of Control. If Employee's employment by Employer shall cease for any reason other than "cause" (as defined in subparagraph 5(e)) within 24 months following a "Change of Control" (as defined in subparagraph 6(c)) that occurs during the term of this Agreement, the provisions of paragraphs 6 shall apply.

                  (h) Resignation as Director. Upon Employee's termination of employment for any reason, Employee agrees to resign as a member of Employer's Board of Directors, if Employee is a director at the time of termination, and to resign from any and all other offices and positions related to Employee's employment with Employer and held by Employee at the time of termination.

         6.       Termination Following a Change of Control.
                  -----------------------------------------

                  (a) In the event of a "Termination" (as defined in paragraph 6(d) below) of Employee's employment in anticipation of, or within 24 months after, a Change of Control (as defined in paragraph 6(c) below), the Employer shall:

                           (i) Within 60 days of termination, pay to Employee
         2.99 times the average annual compensation paid to Employee by Employer and included in Employee's gross income for income tax purposes during the five full taxable years, or shorter period of employment, that immediately precede the year during which the Change of Control occurs;

                           (ii) Provide Employee with fringe benefits, or the cash equivalent of such benefits, identical to those described in paragraph 2 for a period of 24 months following Employee's termination of employment; and

                           (iii) Treat as immediately vested and exercisable all forms of equity-based compensation, including unexpired stock options, previously granted to Employee pursuant to paragraph 2 that are not otherwise vested or exercisable or that have not been exercised.

                  (b) If any portion of the amounts paid to, or value received by, Employee following a Change of Control (whether paid or received pursuant to this paragraph 6 or otherwise) constitutes an "excess parachute payment" within the meaning of Internal Revenue Code Sections 280G and 4999, then the Employer shall pay to Employee, within 90 days of Employee's termination of employment, such additional amount as necessary to ensure that Employee retains the same net amount, after payment of all excise taxes and additional income taxes, that Employee would have retained if Internal Revenue Code Sections 280G and 4999 did not apply. The amount of any payment required by this subparagraph (b) shall be calculated by the Employer's independent auditors, assuming Employee is subject to federal, state and local income taxes at the highest marginal rate.

                  (c) For purposes of paragraph 6(a), a "Change of Control" shall be deemed to have occurred if:

                           (i) any "person," including a "group" as determined in accordance with the Section 13(d)(3) of the Securities Exchange Act of 1934 ("Exchange Act"), is or becomes the beneficial owner, directly or indirectly, of securities of Employer representing 30% or more of the combined voting power of Employer's then outstanding securities;

                           (ii) as a result of, or in connection with, any tender offer or exchange offer, merger or other business combination (a "Transaction"), the persons who were directors of Employer before the Transaction shall cease to constitute a majority of the Board of Directors of Employer or any successor to Employer;

                           (iii) Employer is merged or consolidated with another corporation and as a result of the merger or consolidation less than 70% of the outstanding voting securities of the surviving or resulting corporation shall then be owned in the aggregate by the former stockholders of Employer, other than (A) affiliates within the meaning of the Exchange Act, or (B) any party to the merger or consolidation;

                           (iv) a tender offer or exchange offer is made and consummated for the ownership of securities of Employer representing 30% or more of the combined voting power of Employer's then outstanding voting securities; or

                           (v) Employer transfers substantially all of its assets to another corporation which is not controlled by Employer.

                  (d) For purposes of paragraph 6(a), "Termination" shall mean

                           (i) termination by the Employer (or successor entity) of the employment of Employee for any reason other than death, Disability (as defined in paragraph 5(d) or termination for "cause" (as defined in paragraph 5(e)), or

                           (ii) resignation by the Employee for the following reasons: (A) a significant change in the nature or scope of the Employee's authority from that prior to a Change of Control, (B) a reduction in the Employee's total compensation (including all earned bonuses and benefits) from that prior to that Change in Control, or (C) a change in the general location where the Employee is required to perform services from that prior to a Change of Control.

         7.       Covenants.
                  ---------

                  (a) Confidentiality. Employee shall not, without the prior written consent of Employer, disclose or use in any way, either during his employment by Employer or thereafter, except as required in the course of his employment by Employer, any confidential business or technical information or trade secret acquired in the course of Employee's employment by Employer. Employee acknowledges and agrees that it would be difficult to fully compensate Employer for damages resulting from the breach or threatened breach of the foregoing provision and, accordingly, that Employer shall be entitled to temporary preliminary injunctions and permanent injunctions to enforce such provision. This provision with respect to injunctive relief shall not, however, diminish Employer's right to claim and recover damages. Employee covenants to use his best efforts to prevent the publication or disclosure of any trade secret or any confidential information concerning the business or finances of Employer or Employer's affiliates, or any of its or their dealings, transactions or affairs which may come to Employee's knowledge in the pursuance of his duties or employment.

                  (b) No Competition. Employee's employment is subject to the condition that during the term of his employment hereunder and for a period of 24 months following the date his employment ceases for any reason except for a termination by Employer without cause pursuant to paragraph 5(f) (the "Date of Termination"), Employee shall not, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control of, or be connected as an officer, employee, partner, director, individual proprietor, lender, consultant or otherwise with, or have any financial interest in, or aid or assist anyone else in the conduct of, any entity or business (a "Competitive Operation") which competes in the banking industry or with any other business conducted by Employer or by any group, affiliate, division or subsidiary of Employer, in any area or market where such business is being conducted at the Date of Termination. Employee shall keep Employer fully advised as to any activity, interest, or investment Employee may have in any way related to the banking industry. It is understood and agreed that, for the purposes of the foregoing provisions of this paragraph, (i) no business shall be deemed to be a business conducted by Employer or any group, division, affiliate or subsidiary of Employer unless 5% or more of Employer's consolidated gross sales or operating revenues is derived from, or 5% or more of Employer's consolidated assets are devoted to, such business;

(ii) no business conducted by any entity by which Employee is employed or in which he is interested or with which he is connected or associated shall be deemed competitive with any business conducted by Employer or any group, division or subsidiary of Employer unless it is one from which 2% or more of its consolidated gross sales or operating revenues is derived, or to which 2% or more of its consolidated assets are devoted; and (iii) no business which is conducted by Employer at the Date of Termination and which subsequently is sold by Employer shall, after such sale, be deemed to be a Competitive Operation within the meaning of this paragraph. Ownership of not more than 1% of the voting stock of any publicly held corporation shall not constitute a violation of this paragraph.

                  Notwithstanding the restrictive covenants set forth in paragraph 7(b), in the event this Agreement is not renewed upon its expiration as set forth in paragraph 1(a) following the good faith negotiations of the parties, then in that situation only, the period of noncompetition shall continue for six months following the Date of Termination (instead of for two years). In this event of non-renewal, the Employer at its sole option may extend that period of noncompetition for an additional six-month period (for a total of 12 months following the Date of Termination) upon electing to pay an amount to Employee equal to six months of his final base salary amount. If Employer elects to extend the noncompetition period for the additional six month period it will advise Employee in writing with 30 days of the Date of Termination and the payment equivalent to six months' base salary shall be paid to Employee in six equal monthly installments commencing within six months following the Date of Termination.

                  (c) Certain Affiliates of Employer. It is understood that Employee may have access to technical knowledge, trade secrets and customer lists of affiliates of Employer or companies which Employer's parent may acquire in the future and may serve as a member of the board of directors or as an officer or employee of an affiliate of Employer. Employee covenants that he shall not, during the term of his employment by Employer or for a period of 24 months thereafter, in any way, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control of, or be connected as an officer, employee, partner, director, individual proprietor, lender, consultant or otherwise aid or assist anyone else in any business or operation which competes with or engages in the business of such an affiliate.

                  (d) Termination of Payments. Upon the breach by Employee of any covenant under this paragraph 7, Employer may terminate, offset and/or recover from Employee immediately any and all benefits paid to Employee pursuant to this Agreement, in addition to any and all other remedies available to Employer under the law or in equity.

                  (e) Modification. Although the parties consider the restrictions contained in this paragraph 7 reasonable as to protected business, duration, and geographic area, in the event that any court of competent jurisdiction deems them to be unreasonable, then such restrictions shall apply to the broadest business, longest period, and largest geographic territory as may be considered reasonable by such court, and this paragraph 7, as so amended, shall be enforced.

                  (f) Other Agreements. Employee represents and warrants that neither Employee's employment with the Corporation nor Employee's performance of his obligations hereunder will conflict with or violate Employee's obligations under the terms of any agreement with a previous employer or other party including agreements to refrain from competing, directly or indirectly, with the business of such previous employer or any other party.

         8. Withholding. Employer shall deduct and withhold from compensation and benefits provided under this Agreement all necessary income and employment taxes and any other similar sums required by law to be withheld.

         9. Notices. Any notice which may be given hereunder shall be sufficient if in writing and mailed by certified mail, return receipt requested, to Employee at his residence and to Employer at its headquarters in Cortland, New York or at such other addresses as either Employee or Employer may, by similar notice, designate.

         10. Rules, Regulations and Policies. Employee shall use his best efforts to abide by and comply with all of the rules, regulations, and policies of Employer, including without limitation Employer's policy of strict adherence to, and compliance with, any and all requirements of the banking, securities, and antitrust laws and regulations.

         11. Return of Employer's Property. After Employee has received notice of termination or at the end of the Period of Employment, whichever first occurs, Employee shall immediately return to Employer all documents and other property in his possession belonging to Employer.

         12. Construction and Severability. The invalidity of any one or more provisions of this Agreement or any part thereof, all of which are inserted conditionally upon their being valid in law, shall not affect the validity of any other provisions to this Agreement; and in the event that one or more provisions contained herein shall be invalid, as determined by a court of competent jurisdiction, this Agreement shall be construed as if such invalid provisions had not been inserted.

         13. Governing Law. This Agreement was executed and delivered in New York and shall be construed and governed in accordance with the laws of the State of New York.

         14. Assignability and Successors. This Agreement may not be assigned by Employee or Employer, except that this Agreement shall be binding upon and shall inure to the benefit of the successor of Employer through merger or corporate reorganization.

         15. Counterparts. This Agreement may be executed in counterparts (each of which need not be executed by each of the parties), which together shall constitute one and the same instrument.

         16. Jurisdiction and Venue. The jurisdiction of any proceeding between the parties arising out of, or with respect to, this Agreement shall be in a court of competent jurisdiction in New York State, and venue shall be in Onondaga County. Each party shall be subject to the personal jurisdiction of the courts of New York State.

         17.      Miscellaneous.
                  -------------

                  (a) This Agreement constitutes the entire understanding and agreement between the parties with respect to the subject matter hereof and shall supersede all prior understandings and agreements.

                  (b) This Agreement cannot be amended, modified, or supplemented in any respect, except by a subsequent written agreement entered into by the parties hereto.

                  (c) The services to be performed by Employee are special and unique; it is agreed that any breach of this Agreement by Employee shall entitle Employer (or any successor or assigns of Employer), in addition to any other legal remedies available to it, to apply to any court of competent jurisdiction to enjoin such breach.

                  (d) The provisions of paragraphs 5, 6 and 7 hereof shall survive the termination or expiration of this Agreement.

                  The foregoing is established by the following signatures of the parties.

                                  ALLIANCE FINANCIAL CORPORATION

                                  By:    /s/ John C. Mott
                                         ----------------

                                  Its:    Chairman & CEO
                                          --------------

                                  ALLIANCE BANK, N.A.


                                  By:    /s/ David R. Alvord
                                         -------------------

                                  Its:    President & CEO
                                          ---------------

                                                    /s/   Jack H. Webb
                                                    ------------------
                                                       Jack H. Webb

                                  EXHIBIT 10.2


                        SUPPLEMENTAL RETIREMENT AGREEMENT

                  This sets forth the terms of an agreement for the payment of supplemental retirement income ("Agreement") made as of May 1, 2000 between (i) Alliance Financial Corporation, a New York corporation and registered bank holding company ("Corporation"), and Alliance Bank, N.A., a national banking institution and a wholly-owned subsidiary of the Corporation ("Bank"), both having offices located in Oneida and Cortland, New York (the Corporation and the Bank are referred to collectively in this Agreement as the "Employer"), and (ii) JACK H. WEBB, an individual currently residing at 5216 Duane Drive, Fayetteville, New York ("Employee").

         1. Purpose of the Agreement. As consideration for the future services of Employee to the Bank, the Bank wishes to provide Employee a supplemental retirement benefit in accordance with the terms of this Agreement.

         2.       Amount of Supplemental Retirement Benefit.
                  -----------------------------------------

                  (a) If Employee shall remain actively employed by the Bank through December 31, 2003, and subject to the other terms and conditions of this Agreement, the Bank shall pay Employee an annual "Supplemental Retirement Benefit" equal to the excess of (a) 70 percent of Employee's "Final Average Compensation," over (b) Employee's "Other Retirement Benefits," determined as of the "Determination Date."

                  (b) For purposes of this Agreement, "Final Average Compensation" shall mean the annualized average of Employee's monthly base salary actually paid by the Bank over the 36 consecutive months prior to Employee's termination of employment.

                  (c) For purposes of this Agreement, "Other Retirement Benefits" shall mean the sum of:

                           (i)      the annual benefit that could be provided by
                                    (A) Bank contributions (other than
                                    Employee's elective deferral contributions) made on Employee's behalf under the Internal Revenue Section 401(k) plan maintained by the Bank (and any successor or additional plan), and (B) actual earnings on contributions described in (A), if such contributions and earnings were converted to an actuarially equivalent benefit payable to Employee at age 65 in the same form as the benefit paid under this Agreement; plus

                           (ii) the estimated annual benefit payable to Employee commencing at age 65 pursuant to the Federal Social Security Act; plus

                           (iii) the annual benefit payable to Employee at age 65 pursuant to any other pension, profit sharing, or similar plan maintained by any prior employer in which Employee was a participant prior to his employment with the Bank (converted, if necessary, to an actuarially equivalent benefit payable in the same form as the benefit paid under this Agreement) to the extent such benefit is provided by contributions of the prior employer and earnings on those contributions.

The amount of Other Retirement Benefits shall be determined by an actuary selected by the Bank, with such determination to be made without reduction for payment of benefits prior to any stated "normal retirement date" and without regard to whether Employee is receiving payment of such benefits on the Determination Date. To the extent Employee receives a payment of Other Retirement Benefits described in subparagraph (c)(i) or (iii) prior to the date the Supplemental Retirement Benefit is determined pursuant to this Agreement, the total of such Other Retirement Benefits shall be determined by including amounts received and assuming that such amounts earned interest at an annual rate of 8% from the date received to the date Other Retirement Benefits are calculated for purposes of this Agreement. Employee shall provide such financial and other information as the Bank may reasonably require to determine Other Retirement Benefits.

                  (d) For purposes of this Agreement, "Determination Date" shall mean the earlier of Employee's termination of employment or August 1, 2017 (the first day of the month following Employee's attainment of age 65).

         3.       Time of Payment.
                  ---------------
                  (a) Except as provided in subparagraph 3(b), the Supplemental Retirement Benefit shall be paid by the Bank commencing on August 1, 2017 (the first day of month following Employee's attainment of age 65).

                  (b) Notwithstanding subparagraph 3(a), the Bank, in its sole discretion, may commence payment of the Supplemental Retirement Benefit at any time after Employee's termination of employment with the Bank and prior to the date specified in subparagraph 3(a). If payment of the Supplemental Retirement Benefit commences before August 1, 2017 (the first day of the month following Employee's attainment of age 65), the amount paid shall equal the product of (i) the Supplemental Retirement Benefit, times (ii) a fraction, the numerator of which shall be the number of complete months of Employee's employment with the Bank (using May 1, 2000 as Employee's employment commencement date), and the denominator of which is 207 (the number of complete months of employment Employee would have had if he remained employed by the Bank through age 65).

         4.       Form of Payment.
                  ---------------

                  (a) The Supplemental Retirement Benefit described in paragraph 2 of this Agreement shall be paid as a straight life annuity, payable in monthly installments, for Employee's life.

                  (b) Notwithstanding the foregoing of this paragraph 4, the Bank, in its sole discretion, may accelerate the payment of all or any portion of the Supplemental Retirement Benefit at any time. Any payment accelerated in accordance with this subparagraph 4(b) shall be the actuarial equivalent of the payment(s) being accelerated, as such actuarial equivalent shall be determined by an actuary selected by the Bank.

                  (c) If payment of the Supplemental Retirement Benefit commences before August 1, 2017 (the first day of the month following Employee's attainment of age 65) pursuant to subparagraph 3(b), and payments are accelerated pursuant to this paragraph 4, the reduction described in subparagraph 3(b) shall be applied before any actuarial equivalent is determined under this paragraph 4.

         5. Payments Upon Employee's Death. No payment shall be due or paid pursuant to this Agreement upon or following Employee's death.

         6. Actuarial Assumptions. To the extent interest rate, mortality and/or other assumptions are needed to determine an actuarial equivalent amount under this Agreement, the Employer shall select such reasonable assumptions as Employer shall consider necessary or appropriate.

         7.       Forfeiture.
                  ----------

                  (a) Notwithstanding any other provision of this Agreement, if Employee's employment with the Bank is terminated for "Cause," Employee shall forfeit all rights to any payment under this Agreement.

                  (b) For purposes of this Agreement, whether Employee's termination is for "Cause" shall be determined pursuant to the terms of the employment agreement between Employee and Employer.

         8. Bank Discretion. The Bank shall have the exclusive authority and discretion to interpret this Agreement, and shall have the authority and discretion to interpret, construe and apply all of the terms and provisions of this Agreement. The Bank's exercise of its discretionary authority to interpret, construe and apply the terms and provisions of this Agreement, and all its determinations, shall be conclusive and binding upon Employee, Employer and all other persons having or claiming an interest under this Agreement, shall be entitled to deference upon review by any court, agency or other entity empowered to review its decisions, and shall not be overturned or set aside by any court, agency or other entity unless found to be arbitrary, capricious or made in bad faith.

         9.    Claims Procedure.
               ----------------

                  (a) Any  claim  for  benefits  by  Employee  shall  be made in writing to the Bank.

                  (b) If the Bank denies a claim in whole or in part, it shall send Employee a written notice of the denial within 90 days after the date it receives a claim, unless it needs additional time to make its decision. In that case, the Bank may authorize an extension of up to an additional 90 days, if it notifies Employee of the extension within the initial 90-day period. The extension notice shall state the reasons for the extension and the expected decision date.

                  (c) A denial notice shall be written in a manner calculated to be understood by Employee and shall contain:

                     (i) the specific reason or reasons for the denial of the claim;

                     (ii) specific reference to pertinent Agreement provisions upon which the denial is based;

                     (iii) a description of any additional material or information necessary to perfect the claim, with an explanation of why the material or information is necessary; and

                     (iv) an explanation of the review procedures provided below.

                  (d) Within 60 days after Employee receives a denial notice, Employee may file a request for review with the Bank. Any such request must be made in writing.

                  (e) If Employee timely requests review, Employee shall have the right to review pertinent documents, to submit additional information or written comments, and to be represented.

                  (f) The Bank shall send Employee a written decision on any request for review within 60 days after the date it receives a request for review, unless an extension of time is needed, due to special circumstances. In that case, the Bank may authorize an extension of up to an additional 60 days, provided it notifies Employee of the extension within the initial 60-day period.

                  (g) The  review   decision   shall  be  written  in  a  manner
calculated to be understood by Employee and shall contain:

                     (i)  the specific reason or reasons for the decision; and

                     (ii) specific reference to the pertinent Agreement
                          provisions upon which the decision is based.

                  (h) If the Bank does not send Employee a review decision within the applicable time period, the claim shall be deemed denied on review.

                  (i) The review decision (including a deemed decision) shall be the Bank's final decision.

         10. Assignment. Employee may not transfer his right to payments to which he is entitled under this Agreement. The Supplemental Retirement Benefit payable under this Agreement shall not be subject in any manner to alienation, sale, transfer, assignment, pledge or encumbrance, nor subject to the debts, contracts, or liabilities of Employee.

         11. Continued Employment. This Agreement shall not be construed as conferring on Employee a right to continued employment with the Bank.

         12. Funding.

                  (a) The Supplemental Retirement Benefit at all times shall be entirely unfunded, and no provision shall at any time be made with respect to segregating any assets of the Bank for payments of any benefits hereunder.

                  (b) Employee shall not have any interest in any particular assets of the Bank by reason of the right to receive a benefit under this Agreement. Employee shall have only the rights of a general unsecured creditor of the Bank with respect to any rights under this Agreement.

                  (c) Nothing contained in this Agreement shall constitute a guarantee by the Bank or any entity or person that the assets of the Bank will be sufficient to pay any benefit hereunder.

         13. Withholding. Any payment made pursuant to this Agreement shall be reduced by federal and state income, FICA or other employee payroll, withholding or other similar taxes the Bank may be required to withhold. In addition, as the Supplemental Retirement Benefit accrues during Employee's employment with the Bank, the Bank may withhold from Employee's regular compensation from the Bank any FICA or other employee payroll, withholding or other similar taxes the Bank may be required to withhold.

         14. Successors and Assigns. This Agreement shall be binding upon, and shall inure to the benefit of, the successors and assigns of the Bank.


         15. Applicable Law. This Agreement shall be construed and administered in accordance with the laws of the State of New York, unless preempted by federal law.

         16. Amendment. This Agreement may not be amended, modified or otherwise altered except by written instrument executed by both parties.

         17. Entire Agreement. This Agreement constitutes the entire agreement and understanding of the parties, and supersedes all prior agreements or understandings (whether oral or written) between the parties, relating to deferred compensation and/or supplemental retirement income.

             The parties hereby execute this Agreement as follows:

                                            ALLIANCE FINANCIAL CORPORATION


                                            By: /s/   John C. Mott
                                                ------------------

         Date: May 1, 2000                  Its: Chairman & CEO
               -----------                       --------------



                                            ALLIANCE BANK, N.A.


                                            By: /s/    David R. Alvord
                                                ----------------------


         Date: May 1, 2000                  Its: President & CEO
               -----------                       ---------------



         Date: May 1, 2000                  /s/     Jack H. Webb
               -----------                  --------------------
                                                    Jack H. Webb