Form 10-Q
period 2000-09-30
ALLIANCE FINANCIAL CORP /NY/
filed 2000-11-13
CIK 796317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2000


         Commission file number 0-15366

                         ALLIANCE FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

                NEW YORK                               16-1276885
     (State or other jurisdiction               (IRS Employer I.D. #)
     of incorporation or organization)

     65 MAIN STREET, CORTLAND, NEW YORK                   13045
     (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number including area code:  (607) 756-2831

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X                             No
                    ----                               -------

The number of shares outstanding of the registrant's common stock on November 10, 2000: COMMON STOCK, $1.00 PAR VALUE - 3,621,590 SHARES.

                                    CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Consolidated Statements of Condition as of September 30, 2000 (unaudited) and December 31, 1999

                  Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2000 and 1999 and Nine Months Ended September 30, 2000 and 1999 (unaudited)

                  Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2000 and 1999 and Nine Months Ended September 30, 2000 and 1999 (unaudited)

                  Consolidated Statements of Changes in Shareholders' Equity for the Nine Months Ended September 30, 2000 (unaudited)

                  Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999 (unaudited)

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

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         ALLIANCE FINANCIAL CORPORATION
                      Consolidated Statements of Condition
                             (Dollars in Thousands)

                                                                      SEPTEMBER 30, 2000           DECEMBER 31, 1999
                                                                          (Unaudited)                    (Note)

ASSETS
   Cash and due from banks                                                  $ 18,954                   $ 20,231
   Federal funds sold                                                          --                         --
                                                                            --------                   --------
      Total cash and cash equivalents                                         18,954                     20,231
   Held-to-maturity investment securities                                     10,307                     12,449
   Available-for-sale investment securities                                  203,520                    181,933
                                                                            --------                   --------
      Total investment securities (fair value
      $213,973 & $194,382, respectively)                                     213,827                    194,382
   Total loans                                                               311,893                    286,497
   Unearned income                                                              (483)                    (1,060)
   Allowance for possible loan losses                                         (3,522)                    (3,412)
                                                                             -------                   ---------
       Net loans                                                             307,888                    282,025

   Bank premises, furniture, and equipment                                    10,795                      8,888
   Other assets                                                               15,069                     13,671
                                                                            --------                   ---------
       Total Assets                                                         $566,533                   $519,197
                                                                            ========                   ========

LIABILITIES
   Non-interest-bearing deposits                                            $ 58,798                   $ 56,562
   Interest-bearing deposits                                                 405,560                    378,512
                                                                            --------                   ---------
      Total deposits                                                         464,358                    435,074
   Borrowings                                                                 45,438                     31,225
   Other liabilities                                                           5,640                      3,653
                                                                            --------                   ---------

      Total Liabilities                                                      515,436                    469,952

SHAREHOLDERS' EQUITY
   Preferred stock (par value $25.00)
     1,000,000 shares authorized, none issued
   Common stock (par value $1.00)
     10,000,000 shares authorized
     3,815,305 and 3,641,035 shares issued;
     3,640,190 and 3,526,011 shares
       outstanding, respectively                                               3,815                      3,641
   Surplus                                                                     7,096                      3,641
   Undivided profits                                                          45,353                     46,768
   Accumulated other comprehensive loss                                       (1,184)                    (2,086)
   Treasury stock, at cost; 175,115 shares
      and 115,024 shares, respectively                                        (3,983)                    (2,719)
                                                                            --------                   ---------

      Total Shareholders' Equity                                              51,097                     49,245

      Total Liabilities & Shareholders' Equity                              $566,533                   $519,197
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


                         ALLIANCE FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                 Three Months              Nine Months
                                                                    Ended                     Ended
                                                                 September 30,             September 30,
                                                              2000          1999         2000         1999
                                                            ------        ------      -------      -------
Interest Income:
   Interest & fees on loans                                 $6,929        $5,740      $19,495      $16,764
   Interest on investment securities                         3,264         2,803        9,661        8,399
   Interest on federal funds sold                               20            20          253          345
                                                            ------        ------      -------      -------

      Total Interest Income                                 10,213         8,563       29,409       25,508

Interest Expense:
   Interest on deposits                                      4,226         3,304       12,147        9,920
   Interest on borrowings                                      912           201        1,794          387
                                                            ------        ------      -------      -------

      Total Interest Expense                                 5,138         3,505       13,941       10,307

      Net Interest Income                                    5,075         5,058       15,468       15,201

Provision for loan losses                                      300           250          850          725
                                                            ------        ------      -------      -------

      Net Interest Income After Provision
        for Losses                                           4,775         4,808       14,618       14,476

Other Income                                                 2,105         1,260        4,857        3,387
                                                            ------        ------      -------      -------


      Total Operating Income                                 6,880         6,068       19,475       17,863

Other Expenses                                               4,871         4,074       13,738       12,220
                                                            ------        ------      -------      -------

      Income Before Income Taxes                             2,009         1,994        5,737        5,643

Provision for income taxes                                     669           542        1,657        1,569
                                                            ------        ------      -------      -------
      Net Income                                            $1,340        $1,452       $4,080      $ 4,074
                                                            ======        ======      =======      =======

Net Income per Common Share - Basic                          $ .37         $ .41       $ 1.15       $ 1.14
                                                            ======        ======      =======      =======

Net Income per Common Share - Diluted                        $ .37         $ .41       $ 1.14       $ 1.14
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


                         ALLIANCE FINANCIAL CORPORATION
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                 Three Months              Nine Months
                                                                    Ended                     Ended
                                                                 September 30,             September 30,
                                                              2000          1999         2000         1999
                                                            ------        ------      -------      -------
Net Income                                                  $1,340        $1,452       $4,080       $4,074

Other Comprehensive Income, net of taxes:
   Unrealized net gain on securities:

   Unrealized holding gains (losses) arising
      during the period                                      2,143          (857)       1,844       (4,044)

   Reclassification adjustment for (gains) losses
     included in net income                                   (154)         --           (341)        (136)
                                                            ------        ------      -------      -------

                                                             1,989          (857)       1,503       (4,180)

Income tax (provision) benefit                                (796)          343         (601)       1,672
                                                            ------        ------      -------      -------

Other Comprehensive income (losses), net of                  1,193          (514)         902       (2,508)
                                                            ------        ------      -------      -------
  tax

Comprehensive Income                                        $2,533         $ 938       $4,982       $1,566

The accompanying notes are an integral part of the consolidated financial statements.


                         ALLIANCE FINANCIAL CORPORATION

           Consolidated Statements of Changes in Shareholders' Equity
                  for the Nine Months Ended September 30, 2000
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                            ACCUMULATED
                                             ISSUED                                               OTHER
                                             COMMON     COMMON               UNDIVIDED    COMPREHENSIVE    TREASURY
                                             SHARES      STOCK    SURPLUS      PROFITS             LOSS       STOCK          TOTAL
                                           ----------  --------   -------    ---------    -------------     --------       --------
 Balance at December 31, 1999              3,641,035    $3,641      $3,641     $46,768          $(2,086)    $(2,719)       $49,245

    Net Income                                                                   4,080                                       4,080

    Cash Dividend, $.525 per share                                              (1,866)                                     (1,866)

    5% Stock Dividend                        174,270       174       3,455      (3,629)                                        --

    Change in unrealized net loss on
      investment securities                                                                         902                       902

    Treasury stock purchased                                                                                 (1,264)        (1,264)

 Balance at September 30, 2000             3,815,305    $3,815      $7,096     $45,353          $(1,184)    $(3,983)       $51,097
                                                        ======      ======     =======          =======     =======        =======



The accompanying notes are an integral part of the financial statements.



                         ALLIANCE FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                -------------------------

                                                                                2000                1999
                                                                                ----                ----

OPERATING ACTIVITIES
      Net Income                                                            $  4,080            $  4,074
Adjustments to reconcile net income to net cash provided
  by operating activities:

      Provision for loan losses                                                  850                 725
      Provision for depreciation                                                 882                 822
      Realized investment security gains                                        (341)               (136)
      Amortization of investment security premiums, net                          118                 843
      Change in other assets and liabilities                                     320                (337)
                                                                            --------             -------
         Net Cash Provided by Operating Activities                             5,909               5,991

INVESTMENT ACTIVITIES
      Proceeds from maturities of investment securities,
        available-for-sale                                                    16,751              39,465
      Proceeds from maturities of investment securities,
        held-to-maturity                                                       5,617                 500
      Purchase of investment securities, available-for-sale                  (47,612)            (75,291)
      Purchase of investment securities, held-to-maturity                     (3,476)                  -
      Proceeds from the sale of investment securities                         11,001              12,793
      Increase in surrender value of life insurance                             (352)                  -
      Net increase in loans                                                  (26,713)            (24,305)
      Purchase of premises and equipment, net                                 (2,789)             (1,407)
                                                                            --------             -------
         Net Cash Used by Investing Activities                               (47,573)            (48,245)

FINANCING ACTIVITIES
      Net increase in demand deposits, NOW & savings accounts                    222               5,667
      Net increase in time deposits                                           29,062               3,159
      Net increase in borrowings                                              14,213              25,548
      Treasury Stock purchased                                                (1,264)               (780)
      Cash dividends                                                          (1,846)            (1,887)
                                                                            --------             -------
         Net Cash Provided by Financing Activities                            40,387              31,707
         Decrease in Cash and Cash Equivalents                                (1,277)            (10,547)
      Cash and cash equivalents at beginning of year                          20,231              34,131
                                                                            --------             -------
         Cash and Cash Equivalents at End of Period                         $ 18,954            $ 23,584
                                                                            --------            --------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest on deposits and short-term borrowings                        $ 13,580            $ 10,284
      Income taxes                                                             1,672               1,027

Non-Cash Investing Activities:
      Decrease (Increase) in net unrealized gains/losses on
         available-for-sale securities                                        (1,503)              4,180

Non-Cash Financing Activities:
      Dividend declared and unpaid                                               637                 623

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

         All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months and nine months ended September 30, 2000 and 1999.

B.       Earnings Per Share

              Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and nine months ended September 30, 2000 and 1999, using 3,641,181 and 3,572,444 weighted average common shares outstanding for the three months then ended, and 3,550,943 and 3,587,355 weighted average common shares outstanding for the nine months then ended, respectively. Diluted earnings per share gives effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. Weighted average shares outstanding used in the calculation of diluted earnings per share for the three months and nine months ended September 30, 2000 were 3,666,504 and 3,574,406, respectively.

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

The following discussion presents material changes in the Company's results of operations and financial condition during the three and nine months ended September 30, 2000, which are not otherwise apparent from the consolidated financial statements included in this report.

This discussion and analysis contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the financial condition, results of operations and business of Alliance Financial Corporation and its subsidiary. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:
(1) an increase in competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (5) changes occur in business conditions and inflation; (6) changes occur in the securities markets; (7) changes occur in technology used in the banking business; (8) the new Syracuse branches do not attract the expected loan and deposit customers; (9) the ability to maintain and increase market share and control expenses; and (10) other factors detailed from time to time in the Company's SEC filings.

Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Net income was $1,340,000, or $.37 per share, for the third quarter of 2000 compared to $1,452,000, or $.41 per share, for the same period in 1999. Net income declined $112,000, or 7.7%, while earnings per share declined $.04, or 9.8%, over the comparable period. The return on average assets and return on average shareholder's equity were 0.96% and 10.62%, respectively, for the three months ended September 30, 2000, compared to 1.17% and 11.44%, respectively, for the third quarter of 1999.

Net interest income for the quarter ended September 30, 2000 in the amount of $5,075,000 reflected a light increase over the reported $5,058,000 in net interest income for the quarter ended September 30, 1999. Strong growth in average earning assets, which increased $58,598,000, or 12.6%, when comparing the recent quarter-end to the prior year's comparable quarter-end, generated earnings that offset the increase in the Company's interest expense resulting from rising cost of funds. Average loans, net of unearned discount, for the third quarter of 2000 were $305,901,000 compared to $267,758,000 for the third quarter of 1999, an increase of $38,143,000, or 14.2%. Growth in average loans was significant both in commercial loans, which were up $19,725,000, or 21.8%, and indirect auto loans that were up $15,953,000, or 24.9%. Average investment securities for the quarter ended September 30, 2000 were $19,109,000 greater than the comparable 1999 period. The growth in average earning assets resulted in an increase in interest income of $1,650,000, or 19.3%, with increases reflected in interest and fees on loans, which were up $1,189,000, and interest on investment securities and federal funds sold, which were up $461,000, when comparing the quarter ended September 30, 2000 to the quarter ended September 30, 1999. Yields on average earning assets increased from 7.62% for the quarter ended September 30, 1999, to 8.00% for the quarter ended September 30, 2000. The Company's loan portfolio yield increased from 8.57% to 9.06% over the comparable periods, while the tax equivalent yield on the investment portfolio increased 17 basis points to 6.51% when comparing the quarter ended September 30, 2000 to the prior year's comparable quarter-end.

Interest expense of $5,138,000 for the three month period ended September 30, 2000 compared to $3,505,000 for the same period in the prior year, an increase of $1,633,000, or 46.6%. The average cost of interest bearing liabilities for the third quarter of 2000, at 4.57%, was up 93 basis points compared to the third quarter of 1999, while at the same time average interest bearing liabilities over the comparable periods increased by $64,359,000, or 16.7%. Rising market interest rates over the past 12 months resulted in the Company increasing deposit rates throughout the period. As a result, interest expense on deposits for the quarter ended September 30, 2000 was up $922,000, or 27.9%, over the prior year third quarter with the average cost of interest bearing deposits increasing 71 basis points to 4.28%. The Company's interest expense in the quarter ended September 30, 2000 also increased as interest rates on its borrowings, primarily short-term borrowings through the Federal Home Loan Bank, increased from an average rate of 5.13% for the quarter ended September 30, 1999 to 6.59% for the quarter ended September 30, 2000. Interest expense on the borrowings increased $711,000 as a result of both an increase in rates and an increase of $39,547,000 in average borrowings outstanding when comparing the third quarter in 2000 to the comparable quarter in 1999.

The provision for loan loss expense for the third quarter of 2000 was $300,000, an increase of $50,000 compared to the third quarter of 1999 with the increase supporting growth in loans.

Non-interest income for the quarter ended September 30, 2000 increased $845,000 to $2,105,000 when compared to $1,260,000 for the quarter ended September 30, 1999. The most significant item impacting the increase in non-interest income was a $532,000 gain on the termination of the former Oneida Valley National Bank defined benefit pension plan. The Company approved termination of the plan in 1999 in connection with the merger of the First National Bank of Cortland and Oneida Valley National Bank and the subsequent consolidation and creation of a uniform plan of employee benefits. Other non-interest income for the comparable periods was up $313,000, or 24.8%, and resulted principally from increases in the cash value of company owned life insurance and gains on the sales of securities. Security gains increased $145,000 to $154,000 in the third quarter of 2000 compared to the third quarter of 1999.

Non-interest expense for the three months ended September 30, 2000 increased $797,000, or 19.6%, when compared to the quarter ended September 30, 1999. The increase was most significantly attributed to costs associated with staffing, occupancy, and marketing of the new branches. Salary and benefits expense increased $460,000, or 20.4%, occupancy expense was up $42,000, or 6.4%, and marketing expenses including advertising and postage was up $118,000, or 67.8%. During the third quarter of 2000, the Company also had increased costs associated with the purchase and development of technology systems designed to provide customers account access through the internet, as well as the relocation and expansion of its customer service call center. The Company's provision for income taxes also increased during the quarter as a result of the termination of the pension plan.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Net income was $4,080,000, or $1.15 per share, for the first nine months of 2000 as compared to $4,074,000, or $1.14 per share, for the same period in 1999. Both net income and earnings per share for the first nine months of the current year were approximately equal to the prior year results for the comparable period. The 1.00% return on average assets and the 10.99% return on average equity for the first nine months of 2000 compared to a 1.10% return on average assets and a 10.53% return on average equity for the first nine months of 1999. Although the net interest margin declined from 4.65% for the nine months ended September 30, 1999 to 4.24% for the nine months ended September 30, 2000, a $49,960,000 increase in average earning assets in the first nine months of 2000 compared to the same period in 1999 contributed to a $267,000, or 1.8%, increase in net interest income.

Average loans increased $34,241,000, or 13.2%, with average yields up 27 basis points to 8.87%, and average investments and federal funds sold were up $15,719,000, or 7.7%, with average yields up 9 basis points to 6.53%, when comparing the nine months ended September 30, 2000 to the comparable period in 1999.

The Company increased its provision for loan loss expense by $125,000 to $850,000 in the first nine months of 2000 compared to the comparable period in 1999 in connection with a loan portfolio that increased by $33,329,000 and slightly higher loan losses.

Non-interest income of $4,857,000 for the first nine months of 2000 was up $1,470,000, or 43.4%, as compared to the first nine months of 1999. Excluding the $532,000 gain on the termination of the former Oneida Valley National Bank pension plan that occurred in the third quarter of 2000, non-interest income increased $938,000, or 27.7%, when comparing the nine months ended September 30, 2000 to the comparable period in 1999. Significant increases in trust department revenues, increases in the cash value of company owned life insurance, and other fee income contributed to the growth. During the first nine months of 2000, the Company took gains on the sales of securities in the amount of $341,000, which exceeded gains on the sales of securities for the comparable period of 1999 by $205,000.

Non-interest expense increased $1,518,000, or 12.4%, for the nine months ended September 30, 2000 as compared to the same period in 1999. Salary and benefits expenses rose $1,062,000, or 15.9%, for the first nine months of 2000 compared to the same period of 1999 as the Company increased staff in its growing commercial and indirect loan departments, trust and investment services area, and new branches. Occupancy and equipment expense, also associated with the growing departments and new branches, increased $165,000, or 8.6%, and other operating expenses were up $291,000, or 8%.

FINANCIAL CONDITION

Total assets increased $47,336,000, or 9.1%, to $566,533,000 at September 30, 2000 from $519,197,000 at December 31, 1999. For the nine months ended September 30, 2000, total loans net of unearned discount increased $25,973,000, or 9.1%, to $311,410,000. A focus on commercial and indirect auto lending during the year has been responsible for the loan growth. The quality of the loan portfolio continued to remain strong as non-performing loans as a percent of total loans declined from 0.45% on September 30, 1999 to 0.41% at September 30, 2000, and the coverage ratio of the allowance for loan losses to non-performing loans improved from 2.65 times to 2.77 times for the same periods. Net charge-offs for the nine month period ended September 30, 2000 in the amount of $740,000 increased $351,000 compared to the same period in 1999 and related to two commercial loan losses. The allowance for possible loan losses balance as of September 30, 2000, in the amount of $3,522,000 represented 1.13% of total loans compared to 1.20% a year earlier. Investment securities as of September 30, 2000 in the amount of $213,827,000 were up $19,445,000, or 10% since December 31, 1999. Deposits as of September 30, 2000 increased $29,284,000, or 6.7%, to $464,358,000 compared to the prior year-end. The Company's borrowings, consisting primarily of advances from the Federal Home Loan Bank, increased 45.5%, to $45,438,000 in the first nine months of 2000. Shareholders' equity at September 30, 2000 was $51,097,000, or 9% of assets. During the first nine months of 2000 the Company's shareholder's equity increased by $1,852,000 through the addition of retained earnings, and $902,000 as a result of appreciation in the Company's investment portfolio which was reflected in accumulated other comprehensive loss component of equity. Purchases of Treasury Stock during the first nine months of 2000, reduced equity by $1,264,000.

OTHER INFORMATION

In December of 1998, the Oneida Indian Nation ("The Nation") and the U.S. Justice Department filed a motion to amend a long-standing land claim against the State of New York to include a class of 20,000 unnamed defendants who own real property in Madison County and Oneida County. An additional motion sought to include the Company as a representative of a class of landowners. On September 25, 2000, the United States District Court of Northern New York rendered a decision denying the motion to include the landowners as a group, and thus, excluding the Company and many of its borrowers from the litigation. The State of New York, the County of Madison and the County of Oneida remain as defendants in the litigation. This ruling may be appealed by The Nation, and does not prevent The Nation from suing landowners individually, in which case the litigation could involve assets of the Company. Management believes that, ultimately, the State of New York will be held responsible for these claims and this matter will be settled without adversely impacting the Company.

SUBSEQUENT EVENTS

On October 30, 2000, the Company opened an in-store office in the Town of Camillus, N.Y. at the P & C Market on West Genesee St.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure using a computer simulation model that measures the impact of changes in interest rates on its interest income. As of September 30, 2000, an instantaneous 200 basis point increase in market interest rates was estimated to have a negative impact of 6.4% on net interest income over the next twelve month period, while a 200 basis point decrease in market interest rates was estimated to have a positive impact of 3.9% on the Company's net interest income. By comparison, at June 30, 2000 the Company estimated an instantaneous 200 basis point rise in rates would have a negative impact of 9.9% on net interest income during the following twelve month period while a 200 basis point decline in rates would have a positive impact of 5.8% on net interest income during the following twelve month period. The Company reduced its interest rate risk during the third quarter of 2000 as it reduced its short-term borrowings and increased retail certificates of deposit with a slightly longer term. The potential change in net interest income resulting from this analysis falls within the Company's interest rate risk policy guidelines.

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

Item 4.       Submission of Matters to a Vote of Securities Holders
              None

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

              b)  Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K, dated July 25, 2000, to report that its Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock during the following 12 month period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ALLIANCE FINANCIAL CORPORATION

DATE   NOVEMBER 10, 2000                 /S/  DAVID R. ALVORD
    --------------------------------        ------------------------------------
                                            David R. Alvord, President

DATE   NOVEMBER 10, 2000                 /S/  DAVID P. KERSHAW
    --------------------------------        ------------------------------------
                                            David P. Kershaw, Treasurer & CFO