Form 10-K
period 2000-12-31
ALLIANCE FINANCIAL CORP /NY/
filed 2001-04-02
CIK 796317

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 28, 2001 was $64,175,372.

The number of outstanding shares of the Registrant's common stock on March 28, 2001: 3,591,326 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held May 1, 2001 (the "Proxy Statement"), are incorporated by reference in Part III.

                                TABLE OF CONTENTS

                             FORM 10-K ANNUAL REPORT
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2000

                         ALLIANCE FINANCIAL CORPORATION

                                                                            Page

PART I

     Item 1.   Business                                                       3
     Item 2.   Properties                                                     5
     Item 3.   Legal Proceedings                                              6
     Item 4.   Submission of Matters to a Vote of Security Holders            6

PART II

     Item 5.   Market for the Registrant's Common Stock and
                 Related Shareholder Matters                                  7
     Item 6.   Selected Financial Data                                        8
     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          9
     Item 7A.  Quantitative and Qualitative Disclosures About
                 Market Risk                                                 25
     Item 8.   Financial Statements and Supplementary Data                   27
     Item 9.   Changes In and Disagreements with Accountants on
                 Accounting and Financial Disclosure                         53

PART III

     Item 10.  Directors and Executive Officers of the Registrant            53
     Item 11.  Executive Compensation                                        53
     Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management                                                  53
     Item 13.  Certain Relationships and Related Transactions                53

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                                 53

PART I

     This Annual Report on Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations and business of Alliance Financial Corporation and its subsidiary. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:
(1) an increase in competitive pressure in the banking industry; (2) changes in the interest rate environment reduce margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (5) changes in business conditions and inflation; and (6) changes in the securities markets; (7) changes occur in technology used in the banking business; (8) the new Syracuse area branches do not attract the expected loan and deposit customers; (9) the ability to maintain and increase market share and control expenses; and (10) other factors detailed from time to time in the Company's SEC filings.

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

     The Company provides banking services through dual headquarter offices located at 65 Main Street, Cortland, NY and 160 Main Street, Oneida, NY, as well as through 19 customer service facilities located in Cortland, Madison, Onondaga, northern Broome, and western Oneida counties.

     At December 31, 2000, the Company had 266 full-time employees and 22 part-time employees.

     The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits.

Services

     The Company offers full service banking with a broad range of financial products to meet the needs of its commercial, retail, government, and trust customers. Depository account services include interest and non-interest bearing checking accounts, money market accounts, savings accounts, time deposit accounts, and individual retirement accounts. The Company's lending activities include the making of residential and commercial mortgage loans, business lines of credit and business term loans, working capital facilities and accounts receivable financing programs, as well as installment loans, home equity loans, student loans, and personal lines of credit to individuals. Trust and investment department services include personal trust, employee benefit trust, investment management, custodial, financial planning and brokerage services. The Company also offers safe deposit boxes, travelers checks, money orders, wire transfers, collection services, internet banking, drive-up banking facilities, automated teller machines, 24-hour telephone banking, and 24-hour night depositories.

Competition

     The Company's business is extremely competitive. The Company competes not only with other commercial banks but also with other financial institutions such as thrifts, credit unions, money market and mutual funds, insurance companies, brokerage firms, and a variety of other companies offering financial services.

Supervision and Regulation

     The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA") and as such is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a bank holding company, the Company's activities and those of its subsidiaries are limited to the business of banking and activities closely related or incidental to banking. The BHCA requires the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to acquire direct or indirect ownership or control of more than 5% of any class of the voting shares of, or substantially all of the assets of, any bank (unless it owns a majority of such bank's voting shares) or otherwise to control a bank or to merge or consolidate with any other bank holding company. The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank. The Company is a legal entity separate and distinct from its bank subsidiary. The principal source of the Company's income is earnings from the Company's subsidiary bank. Federal laws impose limitations on the ability of subsidiary banks to pay dividends as discussed in the Notes to Consolidated Financial Statements. Federal Reserve Board policy requires bank holding companies to serve as a source of financial strength to their subsidiary banks by standing ready to use available resources to provide adequate capital funds to their subsidiary banks during periods of financial stress or adversity. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statures. Among other things, federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA identifies the following capital categories for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Rules adopted by the federal banking agencies under FDICIA provide that an institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. FDICIA imposes progressively more restrictive constraints on operation, management, and capital distributions, depending on the capital category in which an institution is classified. At December 31, 2000, the Company and its subsidiary bank were in the well-capitalized category based on the ratios and guidelines noted above.

     As a national bank, the Company's subsidiary bank is supervised and regularly examined by the Office of the Comptroller of the Currency the ("OCC"). The various laws and regulations administered by the OCC affect corporate practices such as payment of dividends, incurrence of debt, and acquisition of financial institutions, and affect business practices, such as payment of interest on deposits, the charging of interest on loans, the types of business conducted, and location of offices. The Company's regulators have broad authority to initiate proceedings designed to prohibit its subsidiary bank from engaging in unsafe and unsound banking practices.

     On November 12, 1999, the Gramm-Leach-Bliley Act ("Gramm-Leach") was signed into law that concluded a decade of debate in the Congress regarding a fundamental reformation of the nation's financial system. As discussed above, the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking. Gramm-Leach now permits bank holding companies to engage in a broader range of financial activities by electing to become financial holding companies, which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that will be deemed "financial in nature", in addition to the traditional lending activities, securities underwriting, dealing in or making a market in securities, are the sponsoring of mutual funds and investment companies, insurance underwriting and agency activities, merchant banking activities, and activities which the Federal Reserve Board considers to be closely related to banking. A bank holding company may become a financial holding company under Gramm-Leach only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that does not comply with such requirement may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the BHCA. Under Gramm-Leach, the Federal Reserve Board serves as the primary "umbrella" regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries. The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary. At this time, the Company has not elected to become a financial holding company.

Item 2 -- Properties

The Company operates the following branches:

Name of Office      Location                    County       Date Established
--------------      --------                    ------       ----------------

Home Office         65 Main Street              Cortland     March 1, 1869
                    Cortland, NY

Canastota           Stroud Street & Route 5     Madison      December 7, 1974
                    Canastota, NY

Cincinnatus         2743 NYS Route 26           Cortland     January 1, 1943
                    Cincinnatus, NY

Fairmount           West Genesee St.            Onondaga     October 30, 2000
                    Syracuse, NY

Groton Avenue       1125 Groton Avenue          Cortland     June 22, 1987
                    Cortland, NY

Hamilton            1 Madison Street            Madison      December 7, 1949
                    Hamilton, NY

Hamilton            38-40 Utica Street          Madison      January 26, 1976
Drive-Up            Hamilton, NY

Lyndon Corners      6930 E. Genesee St.         Onondaga     July 20, 2000
                    Fayetteville, NY

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

Marathon            14 E. Main Street           Cortland     August 15, 1957
                    Marathon, NY

McGraw              30 Main Street              Cortland     May 1, 1967
                    McGraw, NY

North Main          North Main Street           Madison      September 9, 1966
                    Oneida, NY

One Park Place      300 South State Street      Onondaga     July 19, 1999
                    Syracuse, NY

Oneida              160 Main Street             Madison      December 12, 1851
                    Oneida, NY

Name of Office      Location                    County       Date Established
--------------      --------                    ------       ----------------

Radisson            Route 31 & Willet Pkwy.     Onondaga     August 28, 2000
                    Baldwinsville, Ny

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

Tully               Route 80 at I-81            Onondaga     January 26, 1989
                    Tully, NY

Whitney Point       2950 NYS Route 11           Broome       April 7, 1994
                    Whitney Point, NY

Wal-Mart            872 NYS Route 13            Cortland     March 10, 1997
(Cortland)          Cortland, NY

Wal-Mart            1294 Lenox Avenue           Madison      July 17, 1996
(Oneida)            Oneida, NY

The offices at Fairmount, Lyndon Corners, One Park Place, TOPS Plaza, Tully, Whitney Point, and both Wal-Mart stores are leased. The other banking premises are owned.

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

     There are no other pending legal proceedings, other than routine litigation incidental to the business of the subsidiary bank, to which the Company or its subsidiary bank is a party or to which their property is the subject. In management's opinion, no pending action, if adversely decided, would materially affect the bank or the Company"s financial condition.

Item 4 -- Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2000.

PART II

Item 5 -- Market for Registrant's Common Stock and Related Shareholders Matters

Common Stock Data:

The common stock of Alliance Financial Corporation is listed for quoting in the Nasdaq National Market under the symbol "ALNC". Market makers for the stock are Ryan, Beck & Company (800-342-2325), McConnell, Budd & Downes, Inc. (973-538-7800), Monroe Securities, Inc. (716-546-5560) and First Union Securities (800-336-3245). There were 858 shareholders of record as of December 31, 2000. The following table presents stock prices and cash dividend information for Alliance Financial Corporation for all 2000 and 1999. Stock prices below are based on daily high and low closing prices for the quarter, as reported on the Nasdaq National Market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                          HIGH               LOW              DIVIDEND PAID
                          ----               ---              -------------
      2000
      ----
  1st Quarter            $23.75            $19.70                 $0.175
  2nd Quarter             23.25             17.69                  0.175*
  3rd Quarter             22.25             18.50                  0.175
  4th Quarter             21.00             17.50                  0.185

                          HIGH               LOW              DIVIDEND PAID
                          ----               ---              -------------
      1999
      ----
  1st Quarter            $25.50            $20.00                 $0.175
  2nd Quarter             21.75             19.50                  0.175
  3rd Quarter             29.50             18.25                  0.175
  4th Quarter             27.63             22.50                  0.175


* In addition to the cash dividend, a 5% stock dividend was paid in the second quarter of 2000.

The transfer agent for the stock is American Stock Transfer & Trust Company ("ASTC"). They can be contacted at the following address:

Registrar and Transfer Agent

American Stock Transfer & Trust Company
40 Wall Street - 46th Floor
New York, NY  10005

Automatic Dividend Reinvestment Plan

The Company has an automatic dividend reinvestment plan. This plan is administered by ASTC, as agent. It offers a convenient way for shareholders to increase their investment in the Company. The plan enables certain shareholders to reinvest cash dividends on all or part of their common stock in additional shares of the Company's common stock without paying brokerage commissions or service charges. Shareholders who are interested in this program may receive a Plan Prospectus and enrollment card by calling ASTC Dividend Reinvestment at 1-800-278-4353, or writing to the following address:

Dividend Reinvestment
American Stock Transfer & Trust Company
59 Maiden Lane
New York, NY  10038

Item 6 -- Selected Financial Data (Dollars In Thousands, except per-share data)

Five Year Comparative Summary

--------------------------------------------------------------------------------
                          FIVE-YEAR COMPARATIVE SUMMARY
--------------------------------------------------------------------------------

(Dollars in thousands except
per-share data)                                       At or For Year Ended December 31,

Assets and Deposits                            2000       1999       1998       1997       1996
                                             --------   --------   --------   --------   --------
Loans                                        $312,378   $282,025   $250,295   $236,484   $231,134
Investment securities                         223,078    194,382    172,237    163,338    154,724
Deposits                                      474,899    435,074    413,594    377,927    372,588
Total Assets                                  580,787    519,197    471,705    436,430    428,310
Trust Department Assets
  (not included in Total Assets)              236,496    185,972    147,244    145,487    125,833

SHAREHOLDERS' EQUITY
  Capital Surplus, and Undivided Profits       53,035     49,245     51,168     49,750     50,177

OPERATING INCOME AND EXPENSES:
Total Interest Income                          40,062     34,508     32,213     31,791     31,016
Total Interest Expense                         19,467     14,220     13,398     12,984     12,194
                                             --------   --------   --------   --------   --------
Net Interest Income                            20,595     20,288     18,815     18,807     18,822
Provision for Possible Loan Losses              1,150        975        770        625        633
                                             --------   --------   --------   --------   --------
Net Interest Income after
Provision for Possible Loan
  Losses                                       19,445     19,313     18,045     18,182     18,189
Other Operating Income                          6,649      4,558      3,989      3,866      3,387
                                             --------   --------   --------   --------   --------
Total Operating Income                         26,094     23,871     22,034     22,048     21,576

Salaries and Related Expense                   10,414      9,112      8,712      8,206      7,695
Occupancy and Equipment Expense                 2,861      2,587      2,607      2,412      2,265
Other Operating Expense                         5,362      4,926      6,178      4,077      3,828
                                             --------   --------   --------   --------   --------
Total Operating Expense                        18,637     16,625     17,497     14,695     13,788
Income Before Taxes                             7,457      7,246      4,537      7,353      7,788
Provision for Income Taxes                      2,032      1,844      1,104      2,220      2,434
                                             --------   --------   --------   --------   --------
Net Income                                   $  5,425   $  5,402   $  3,433   $  5,133   $  5,354


Per-Share Statistics
Net Income                                   $   1.52   $   1.51   $   0.95   $   1.40   $   1.43
Book Value at Year End                          14.70      13.97      14.23      13.82      13.47
Cash Dividends Declared                      $   0.71   $   0.70   $   0.67   $   0.88   $   0.56

Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

         The Company is a New York Corporation, which was formed in November 1998 as a result of the merger of Cortland First Financial Corporation ("Cortland") and Oneida Valley Bancshares, Inc. ("Oneida"). The Company is a bank holding company that operates one wholly owned subsidiary, Alliance Bank, N.A., which provides a full range of financial services in the Central New York marketplace.

         The following discussion and analysis reviews the Company's business, and provides information that is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Company and its operating subsidiary. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes, and other information included elsewhere in this 2000 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     Net income for 2000 was $5,425,000, or $1.52 per share, compared to $5,402,000 or $1.51 per share, in 1999. The Company's 2000 net income increased $23,000 and earnings per share increased $0.01, compared to 1999 results. Growth in average earning assets in excess of 11% during 2000, that resulted from the Company's expanding branch network and growing business lines, generated increased revenues that more than offset a significant increase in the Company's cost of funds caused by higher market interest rates throughout the year. Increased net interest income, combined with substantial increases in non-interest income, offset higher operating expenses and income taxes, and resulted in an increase in net income over the prior year. Although the return on average assets declined from 1.09% in 1999 to 0.98% in 2000, the return on average equity increased over the comparable periods from 10.56% to 10.86%.

--------------------------------------------------------------------------------
                          SELECTED PERFORMANCE MEASURES
--------------------------------------------------------------------------------

Return on average assets, return on average equity, dividend payout, and equity to asset ratios for the years indicated are as follows:

                                                                          2000     1999     1998
                                                                         ------   ------   ------
Percentage of net income to average total assets                          0.98%    1.09%    0.74%
Percentage of net income to average shareholders' equity                 10.86%   10.56%    6.91%
Percentage of dividends declared to net income                           46.70%   46.24%   70.20%
Percentage of average shareholders' equity to average total assets        9.03%   10.29%   10.95%

NET INTEREST INCOME

     Net interest income is the Company's principal source of operating income for payment of overhead and providing for possible loan losses. It is the amount that interest and fees on loans, investments, and other earning assets exceeds the cost of deposits and other interest-bearing liabilities.

     Net interest income on a tax-equivalent basis increased $253,000, to $21,754,000 in 2000 following an increase of $1,520,000 in 1999 when compared to the prior year. The growth in net interest income resulted from increases in average earning assets during the year 2000, which offset a declining net interest margin.

     Loans represented the majority of the Company's interest earning assets and have remained stable at 58% of earning assets over the past three years. Average loans increased $34,560,000 in 2000 with yields increasing 26 basis points to 8.94%. The Company reported higher yields on commercial and consumer loans but lower yields on its residential mortgage loans. Commercial loans were most favorably impacted by the rise in short-term market rates since the majority of the portfolio is indexed to the Wall Street Journal Prime or other similar short-term market rates. The average yield on commercial loans in 2000 increased 85 basis points compared to 1999. The average yield on consumer loans, particularly indirect auto loans, increased 13 basis points, as the Company's growth in the business was influenced by very competitive pricing. The average yield on the residential mortgage portfolio declined 27 basis points in 2000 as longer term interest rates moved in a more narrow range during the year, and most of the new business was originated in a lower yielding adjustable rate product. Interest income on loans in 2000 was up $3,778,000, or 16.5%, compared to 1999. Average loans in 1999 increased $19,312,000 compared to 1998 while average loan yields declined 30 basis points. Interest income on loans was up $959,000 in 1999 compared to 1998.

     Average investments in 2000 increased by $22,504,000, with tax-equivalent interest income from investments up $1,869,000 compared to 1999. In comparison, average investment securities increased $27,588,000 in 1999 compared to 1998, with tax-equivalent interest income up $1,702,000. The average tax-equivalent yield of the portfolio increased 18 basis points, from 6.41% in 1999 to 6.59% in 2000. Interest income in 2000 from the sale of federal funds in the amount of $286,000 declined $147,000 compared to 1999 as the Company reduced its average federal funds sold balances throughout the year.

     Tax-equivalent interest income for 2000 at $41,221,000, was $5,500,000 more than 1999, with the 2000 tax-equivalent yield on average earning assets at 7.94%, an increase of 27 basis points over 1999. Average earning assets for 2000 were $518,899,000, up $53,318,000 compared to 1999, and represented 93.8% of total average assets in 2000. Asset yields showed steady improvement throughout the year following repeated Federal Reserve Board actions that increased the federal funds rate. Tax equivalent interest income for 1999 at $35,721,000, was $2,342,000 more than 1998, although the 1999 tax equivalent yield on average earning assets was 7.67%, 19 basis points less than 1998. Average earning assets for 1999 were $465,581,000, up $41,155,000 compared to 1998. Average earning assets in 1999 were 93.6% of total average assets.

     During 2000, average interest-bearing liabilities increased by $57,491,000, or 14.9%, to $444,191,000. The cost of interest-bearing liabilities increased 70 basis points from 3.68% in 1999 to 4.38% in 2000. The Company's interest expense, which is a function of the volume of and rates paid for interest bearing liabilities, increased $5,247,000, or 36.9%, in 2000. The increase was primarily a result of volume and rate increases on time deposits, along with higher rates paid on increased borrowings primarily through the Federal Home Loan Bank. By comparison, interest expense increased $822,000, or 6.1%, in 1999 compared to 1998 as a result of volume increases in time deposit balances and Federal Home Loan Bank borrowings. During 1999, average interest-bearing liabilities increased by $41,800,000, or 12.12%, to $386,700,000. The cost of interest-bearing liabilities declined 20 basis points from 3.88% in 1998 to 3.68% in 1999.

     The Company's net interest margin (federal tax-equivalent net interest income divided by average earning assets) declined 43 basis points, from 4.62% in 1999, to 4.19% in 2000, following a 9 basis point decline the prior year.

     The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Interest income and yield information is adjusted for items exempt from federal income taxes and assumes a 34% tax rate. Non-accrual loans have been included in the average balances. Securities are shown at average amortized cost.

--------------------------------------------------------------------------------
                    AVERAGE BALANCES AND NET INTEREST INCOME
--------------------------------------------------------------------------------

                                                                              Years ended December 31,
                                                      -----------------------------------------------------------------------
                                                                   2000                                   1999
                                                      ---------------------------------    ----------------------------------
                                                        Avg.      Amt of    Avg. Yield/       Avg.       Amt of   Avg. Yield/
                                                      Balance   Interest    Rate Paid       Balance     Interest   Rate Paid
                                                      -------   --------    -----------    --------    --------   -----------
                                                                                (Dollars In Thousands)
Assets:
Interest-earning assets:
     Federal funds sold                                 $4,514      $286       6.34%          $8,260       $433      5.24%
     Taxable investment securities                     168,581   $10,826       6.42%         143,671     $8,798      6.12%
     Nontaxable investment securities                   47,283    $3,408       7.21%          49,689     $3,567      7.18%
     Loans (net of unearned discount)                  298,521   $26,701       8.94%         263,961    $22,923      8.68%
                                                      --------  --------       ----         --------   --------      ----
        Total interest-earning assets                  518,899    41,221       7.94%         465,581    $35,721      7.67%

Noninterest-earning assets:
     Other assets                                       41,275                                35,486
     Less: Allowance for loan losses                    (3,587)                               (3,240)
Net unrealized gains/(losses)
     on available-for-sale portfolio                    (3,441)                                 (560)
                                                      --------                              --------
        Total                                         $553,146                              $497,267
                                                      ========                              ========
Liabilities and Shareholders' Equity:
Interest bearing liabilities:
     Demand deposits                                   $62,928      $960       1.53%         $64,480     $1,042      1.62%
     Saving deposits                                   152,573     5,176       3.39%         148,895      4,632      3.11%
     Time deposits                                     189,535    10,841       5.72%         163,115      7,947      4.87%
     Short-term borrowings                              39,155     2,490       6.36%          10,210        599      5.87%
                                                      --------  --------       ----         --------   --------      ----
     Total interest bearing liabilities                444,191    19,467       4.38%         386,700     14,220      3.68%
                                                      ========  ========       ====         ========   ========      ====

Noninterest bearing liabilities:
     Demand deposits                                    54,800                                54,590
     Other liabilities                                   4,220                                 4,803
     Shareholders' equity                               49,935                                51,174
                                                      --------                              --------
     Total                                            $553,146                              $497,267
                                                      ========                              ========
Net interest earnings                                            $21,754                                $21,501
                                                                 =======                                =======
Net yield on interest-earning assets                                           4.19%                                 4.62%

                                                             Years ended December 31, 1998
                                                       ---------------------------------------
                                                         Avg.             Amt of      Avg.
                                                       Balance          Interest     Rate Paid
Assets:
Interest-earning assets:
     Federal funds sold                                  $14,005            $752       5.38%
     Taxable investment securities                       114,545           7,075       6.18%
     Nontaxable investment securities                     51,227           3,588       7.00%
     Loans (net of unearned discount)                    244,649          21,964       8.98%
                                                        --------         -------       ----
        Total interest-earning assets                    424,426          33,379       7.86%

Noninterest-earning assets:
     Other assets                                         31,078
     Less: Allowance for loan losses                      (2,933)
Net unrealized gains/(losses)
on available-for-sale portfolio                            1,229
                                                        --------
        Total                                           $453,800
                                                        ========
Liabilities and Shareholders' Equity:
Interest bearing liabilities:
     Demand deposits                                     $61,228          $1,191       1.95%
     Saving deposits                                     141,285           4,763       3.37%
     Time deposits                                       140,639           7,346       5.22%
     Short-term borrowings                                 1,748              98       5.60%
                                                        --------         -------       ----
     Total interest bearing liabilities                  344,900          13,398       3.88%
                                                        ========         =======       ====

Noninterest bearing liabilities:
     Demand deposits                                      53,675
     Other liabilities                                     5,553
     Shareholders' equity                                 49,672
                                                        --------
     Total                                              $453,800
                                                        ========
Net interest earnings                                                    $19,981
                                                                         =======
Net yield on interest-earning assets                                                   4.71%

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

--------------------------------------------------------------------------------
                            VOLUME AND RATE VARIANCES
--------------------------------------------------------------------------------


                                               2000 Compared to 1999                          1999 Compared to 1998
                                              ---------------------                           ---------------------
                                             Increase (Decrease) Due to                      Increase (Decrease) Due to
                                      Volume           Rate         Net Change        Volume           Rate         Net Change
                                      ------           ----         ----------        ------           ----         ----------
                                                                     (Dollars In Thousands)
Interest earned on:
 Federal funds sold and
  time deposits in
  other banks                           (217)        $    70         $  (147)        $  (305)        $   (14)        $  (319)

 Taxable investment
  securities                           1,560             468           2,028           1,796             (73)          1,723

 Nontaxable investment
  securities                            (173)             14            (159)           (111)             90             (21)

 Loans (net of
  unearned discount)                   3,046             732           3,778           1,714            (755)            959
                                     -------         -------         -------         -------         --------        -------
 Total interest-earning
  assets                             $ 4,216         $ 1,284         $ 5,500         $ 3,094         $  (752)        $ 2,342
                                     =======         =======         =======         =======         ========        =======
Interest paid on:
 Interest-bearing demand
  deposits                           $   (24)        $   (58)        $   (82)        $    58         $  (207)        $  (149)

 Savings deposits                        121             423             544             246            (377)           (131)

 Time deposits                         1,397           1,497           2,894           1,133            (532)            601

 Borrowings                            1,770             121           1,891             485              16             501
                                     -------         -------         -------         -------         --------        -------
 Total interest-bearing
  liabilities                        $ 3,264         $ 1,983         $ 5,247         $ 1,922         $(1,100)        $   822
                                     =======         =======         =======         =======         ========        =======
Net interest
 earnings (FTE)                      $   952         $  (699)        $   253         $ 1,172         $   348         $ 1,520

NON-INTEREST INCOME

     Non-interest income for 2000 was $6,649,000, which was up 45.9%, or $2,091,000, compared to 1999. Non-interest income increased 14.3%, or $569,000, in 1999. The Company's non-interest income is composed of recurring fees from normal banking operations, trust and data processing department fees, and net gains/losses from sales of investment securities. Income from service charges on deposits at $1,993,000, up 2.8% from the prior year following a 13.7% increase in 1999 over 1998, was the principal source of the bank's non-interest income. Trust department income increased 22.8% in 2000 to $1,393,000, compared to $1,134,000 in 1999. The growth in trust revenue is a reflection of both an increase in the market value of trust department assets as well as growth in the departments' customer base resulting from strong new business development efforts over the past two years. Trust department income represents 21% of total non-interest income. Trust department income increased 43.7% in 1999 compared to 1998. Significant contributions to the Company's non-interest income were derived from electronic banking service fees, data processing service contracts with other financial institutions, and dividends received from the credit insurance programs offered through the Company's subsidiary bank. During 2000, the Company took gains from the sale of both equity and fixed income investment securities. Gains on sales of securities in 2000 of $711,000 compared to $136,000 in 1999 and $26,000 in 1998. A purchase of company owned life insurance in the fourth quarter of 1999, generated other income in 2000 in the form of increases in its cash value of $469,000, compared to $80,000 in 1999. In the third quarter of the year, the Company booked a $532,000 gain on the termination of the former Oneida Valley National Bank defined benefit pension plan. The Company approved termination of the plan in 1999 in connection with the merger of the banks and the subsequent consolidation and creation of a uniform plan of employee benefits.

The following table sets forth certain information on non-interest income for the years indicated.

--------------------------------------------------------------------------------
                              NON-INTEREST INCOME
--------------------------------------------------------------------------------
                                                 Years ended December 31,
                                            ------------------------------------
(In Thousands)                              2000           1999            1998
                                            ----           ----            ----

Service charges on deposit accounts        $1,993         $1,939          $1,706
Trust department services                   1,393          1,134             789
Data processing services                      280            268             257
Investment securities gains                   711            136              26
Other operating income                      2,272          1,081           1,211
                                           ------         ------          ------
Total non-interest income                  $6,649         $4,558          $3,989

NON-INTEREST EXPENSE

     Operating expense in 2000 increased $2,012,000, or 12.1%, compared to 1999. Excluding 1998 nonrecurring merger-related expenses, non-interest expense in 1999 was up $829,000, or 5.2%, compared to 1998. Salaries and associated benefit expenses in 2000 were up $1,302,000, or 14.3%, compared to a 4.6% increase in 1999, and represented the majority of the increase. Increases in salary and benefit expenses were associated with the staffing of three new Syracuse area branches that opened during the year, the addition of new business development and account officers employed in the growing commercial loan, indirect loan, municipal, and trust departments, along with the addition of several key administrative personnel including a new bank president. The Company's occupancy and equipment expense increased $274,000, or 10.6%, in 2000 compared to 1999. The opening of the three new branches during the year contributed significantly to the increase. Increased costs associated with the purchase and development of technology systems designed to provide customers account access through the internet also contributed to the increase. Occupancy and equipment expense declined approximately 1% in 1999 compared to 1998. Other non-interest expense increased $436,000, or 8.9% compared to last year. In 2000, higher expenses were associated with the Company's loan origination and servicing areas relating specifically to credit analysis and legal collection services. Fees paid for trust accounting services were up, as were other expense categories including FDIC insurance, telephone expense, and contributions. Excluding 1998 merger related expenses, other operating expense in 1999 increased $449,000, or 10%, compared to 1998.

--------------------------------------------------------------------------------
                              NON-INTEREST EXPENSE
--------------------------------------------------------------------------------
                                                  Years ended December 31,
                                             -----------------------------------
(In Thousands)                               2000          1999          1998
                                             ----          ----          ----

Salaries, wages, and employee benefits     $10,414       $ 9,112       $ 8,712
Building, occupancy, and equipment           2,861         2,587         2,607
Merger related expenses                         --            --         1,701
Other operating expense                      5,362         4,926         4,477
                                           -------       -------       ---------
Total non-interest expense                 $18,637       $16,625       $17,497

ANALYSIS OF FINANCIAL CONDITION

INVESTMENT SECURITIES

     The investment portfolio is designed to meet the Company's liquidity needs when loans expand or deposits contract while, at the same time, generating a favorable return on low-risk, high-quality investments. The Company classifies the majority of its investment securities as available-for-sale to support and maintain the Company's interest risk objectives. The Company does not engage in securities trading or derivatives activities in carrying out its investment strategies. Based on amortized cost, the Company classified 95% of its investment portfolio as available-for-sale at year-end 2000. The Company's book value of investment debt securities increased $22,649,000, or 11.6%, in the 12 months ended December 31, 2000 to a total of $217,787,000, compared to an increase of $26,705,000, or 15.9%, in 1999 over 1998. The average tax-equivalent yield of the portfolio increased 18 basis points, from 6.41% in 1999 to 6.59% in 2000. The portfolio yield increased 13 basis points in 1999 compared to 1998.

     During the year ended December 31, 2000, market interest rates declined significantly, with the yield on three year U.S. Treasury securities approximately 125 basis points below its December 31, 1999 rate. The decline in rates, which causes an increase in the market value of fixed rate investment securities, resulted in the Company's available-for-sale investment securities reflecting a market value which was 0.56% greater than the portfolios' book value. In compliance with SFAS 115, the Company reflects net unrealized gains and losses on its available-for-sale portfolio in its financial statement investment securities total, as well as the after tax effect of the gains and losses in the accumulated other comprehensive income section of its shareholders' equity. The Company's investment portfolio reflects an unrealized gain on available-for-sale securities of $1,171,000, with an after tax effect of $702,000 being reflected as an increase in shareholders equity. At December 31, 1999, the Company reported unrealized losses in its available-for-sale portfolio of $3,476,000 and a decrease in shareholders' equity of $2,086,000.

     The composition of the portfolio as of December 31, 2000 consisted of U.S. Treasury and Agency securities representing 23% of the total, mortgage-backed securities at 42%, tax-exempt investments at 24%, and other securities representing 11% of the total. Changes in the composition of the portfolio during 2000 reflected an increase in mortgage-backed securities with a reduction in U.S. Treasury and Agency securities. Gains on sales of investment securities in 2000 were $711,000 compared to $136,000 in 1999 and $26,000 in 1998.

     The following table sets forth the amortized cost and market value for the Company's held-to-maturity investment securities portfolio:

                                                                  Years ended December 31,
                                     -----------------------------------------------------------------------------------
                                               2000                          1999                         1998
                                     -----------------------       ----------------------       ------------------------
                                     Amortized        Market       Amortized        Market      Amortized        Market
                                        Cost          Value           Cost          Value          Cost          Value
                                     ---------       -------       ---------      --------      ---------        -------
                                                                        (In thousands)
U.S. Treasury and other
  U.S. government agencies            $    --        $    --        $    --        $    --        $   500        $   501
Mortgage-backed securities                 --             --             --             --             --             --
Obligations of states and
  political subdivisions               10,223         10,365         12,449         12,449         12,936         12,986
Other securities                           --             --             --             --             --             --
                                     ---------       -------       ---------      --------      ---------        -------
Total                                 $10,223        $10,365        $12,449        $12,449        $13,436        $13,487
                                     =========       =======       =========      ========      =========        =======

     The following table sets forth the amortized cost and market value for the Company's available-for-sale debt securities within the investment protfolio:

                                                                         Years ended December 31,
                                          -------------------------------------------------------------------------------------
                                                    2000                            1999                         1998
                                          ------------------------        -----------------------      ------------------------
                                          Amortized        Market         Amortized        Market      Amortized        Market
                                            Cost            Value           Cost           Value          Cost          Value
                                          ---------        -------        ---------       -------      ---------        -------
                                                                               (In thousands)
U.S. Treasury and other
 U.S. government agencies                 $ 50,911       $  51,538        $ 61,871       $ 61,225       $ 49,461       $ 49,870
Mortgage-backed securities                  93,447          93,413          68,227         66,178         56,169         56,402
Obligations of states and
 political subdivisions                     44,289          44,996          37,516         37,196         39,168         40,315
Other securities                            18,917          18,788          15,075         14,614         10,199         10,225
                                          ---------      ---------        ---------      --------      ---------       --------
  Total                                   $207,564       $ 208,735        $182,689       $179,213       $154,997       $156,812
                                          =========      =========        =========      ========      =========       ========
Net unrealized gains/(losses)
 on available-for-sale
 debt securities                          $  1,171                        $  (3,476)                    $  1,815
                                          ---------                       ---------                     --------
  Total Carrying Value                    $208,735                        $ 179,213                     $156,812
                                          =========                       =========                     ========

     The following table sets forth as of December 31, 2000, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the basis of the cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:

                                                                                At December 31, 2000
                                                         ---------------------------------------------------------------------
                                                          Amount        Amount          Amount
                                                         Maturing   Maturing After   Maturing After     Amount
                                                          Within       One Year      Five Years but    Maturing
                                                         One Year     but Within         Within          After          Total
                                                         or Less      Five Years       Ten Years       Ten Years        Cost
                                                         --------   --------------   --------------    ---------     ---------
                                                                                 (Dollars In Thousands)
Held-To-Maturity Portfolio
 Obligations of states and political subdivisions        $  5,920      $  1,947        $  1,825        $    531      $ 10,223
                                                         ---------     ---------       ---------       ---------     ---------
   Total held-to-maturity portfolio value                $  5,920      $  1,947        $  1,825        $    531      $ 10,223
                                                         =========     =========       =========       =========     =========

Weighted average yield at year end (1)                       7.16%         8.30%           8.79%           7.52%         7.69%

Available-For-Sale Portfolio
 U.S. Treasury and other
 U.S. government agencies                                $ 16,824      $ 12,259        $  8,360        $ 13,468      $ 50,911
 Mortgage-backed securities                                 3,994        71,259          11,512           6,682        93,447
 Obligations of states and
  political subdivisions                                    4,126        12,259          17,458          10,446        44,289
 Other securities                                           1,003        17,914              --              --        18,917
                                                         ---------     ---------       ---------       ---------     ---------
   Total available-for-sale portfolio value              $ 25,947      $113,691        $ 37,330        $ 30,596      $207,564
                                                         =========     =========       =========       =========     =========

Weighted average yield at year end (1)                       6.10%         6.52%           7.03%           7.55%         6.76%

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

--------------------------------------------------------------------------------
                        COMPOSITION OF THE LOAN PORTFOLIO
--------------------------------------------------------------------------------

                                                                 Years ended December 31,
                             -------------------------------------------------------------------------------------------------------
                                      2000                 1999                1998                1997                1996
                             -------------------  -------------------  -------------------  ------------------  --------------------
                               Amount    Percent    Amount    Percent    Amount    Percent    Amount   Percent    Amount    Percent
                             ---------   -------  ---------   -------  ---------   -------  ---------  -------  ---------   -------
                                                                      (Dollars in thousands)
Commercial and agricultural  $ 108,447     34.7%  $ 105,169     37.3%  $  80,121     32.0%  $  66,422    28.1%  $  59,911     25.9%
Real estate mortgage           119,948     38.4%    114,450     40.6%    113,570     45.4%    105,937    44.8%    107,462     46.5%
Consumer                        87,717     28.1%     66,878     23.7%     61,817     24.7%     70,169    29.7%     70,595     30.5%
                             ---------   -------  ---------   -------  ---------   -------  ---------  -------  ---------   -------
Gross Loans                    316,112    101.2%    286,497    101.6%    255,508    102.1%    242,528   102.6%    237,968    102.9%

Less:
Unearned Discount                 (364)    (0.1%)    (1,060)    (0.4%)    (2,212)    (0.9%)    (3,087)   (1.3%)    (3,809)    (1.6%)
Allowance for Loan Losses       (3,370)    (1.1%)    (3,412)    (1.2%)    (3,001)    (1.2%)    (2,957)   (1.3%)    (3,025)    (1.3%)
                             ---------   -------  ---------   -------  ---------   -------  ---------  -------  ---------   -------
Net Loans                    $ 312,378    100.0%  $ 282,025    100.0%  $ 250,295    100.0%  $ 236,484   100.0%  $ 231,134    100.0%

     On December 31, 2000, loans (net of unearned discount) were $315,748,000, increasing $30,311,000, or 10.6%, during the year. Loans increased $32,141,000, or 12.7%, in 1999. Although the majority of the Company's loans continue to be residential mortgage loans on our customers' primary residences, increasing emphasis has been placed on growing the commercial and consumer loan portfolios. Residential mortgage loans, which represented 38.4% of net loans at December 31, 2000, increased $5,498,000, or 4.8%, during 2000 following an increase of $880,000, or approximately 1%, in 1999 compared to 1998. The mortgage portfolio consists of 77% in fixed-rate loans, and 23% in loans that have adjustable rate features. The Company originated $16,961,000 in mortgage loans during 2000. As of December 31, 2000, the Company was servicing mortgage loans sold in the secondary market with balances of $15,766,000. The total of mortgage loans being serviced at December 31, 1999 was $16,612,000.

     Loans in the commercial category consist primarily of short-term and/or floating rate loans, lines of credit, as well as commercial mortgage loans, made to small and medium-sized companies. Commercial loans in 2000 increased $3,278,000, or 3.1%, to $108,447,000, following an increase of $25,048,000, or
31.3%, in 1999 when compared to 1998. Growth in commercial relationships, and increased use of approved lines of credit throughout the year, resulted in average commercial loans during 2000 being $18,502,000, or 20.9%, greater than 1999.

     Consumer loans, net of unearned discount, which include indirect auto, home equity, and revolving credit loans, increased 32.7%, or $21,535,000, to $87,353,000 as of December 31, 2000 compared to year-end 1999. During 2000, the Company continued its focus on indirect auto lending and significantly increased the number of dealers that it has relationships with. Indirect auto loans increased $21,820,000, or 108%, in 2000 compared to 1999, following an increase of $3,865,000, or 23.6%, in 1999 compared to 1998.

     The following table shows the amount of loans outstanding as of December 31, 2000, which, based on remaining scheduled payments of principal, are due in the periods indicated.

                                                        Maturing       Maturing      Maturing
                                                           In          After One    After Five      Maturing
                                                        One Year      But Within    But Within        After
                                                        or Less       Five Years     Ten Years      Ten Years         Total
                                                        --------      ----------     ---------      ----------       --------
                                                                               (Dollars in thousands)
Commercial and agricultural                             $35,936        $ 29,590        $21,051        $21,870        $108,447
Real estate mortgage                                      8,128          31,569         33,611         46,640         119,948
Consumer, net of unearned discount                       22,172          52,872         10,537          1,772          87,353
                                                        --------      ----------     ---------      ----------       --------
Total loans net of unearned discount                    $66,236        $114,031        $65,199        $70,282        $315,748
                                                        ========      ==========     =========      ==========       ========

     The following table sets forth the sensitivity of the loan amounts due after one year to changes in interest rates:

At December 31, 2000 (In thousands)             Fixed Rate       Variable Rate
                                                ----------       -------------
Due after one year, but within five years         $83,394           $30,637
Due after five years                              $83,506           $51,975

LOAN QUALITY AND THE ALLOWANCE FOR LOAN LOSSES

     The following table represents information concerning the aggregate amount of nonperforming assets:

                                                                                  Years ended December 31,
                                                                    -------------------------------------------------------
                                                                     2000        1999        1998        1997        1996
                                                                    ------      ------      ------      ------      -------
                                                                                     (Dollars In Thousands)
Loans accounted for on a nonaccrual basis                           $  686      $  682      $  552      $  525      $  819
Accruing loans which are contractually past
 due 90 days or more as to prinicipal or interest payments             781         409         298       1,204         597
Other real estate owned and other repossessed assets                   354         269         257         363          --
                                                                    ------      ------      ------      ------      -------
Total nonperforming loans and assets                                $1,821      $1,360      $1,107      $2,092      $1,416
                                                                    ======      ======      ======      ======      =======
Ratio of allowance for loan losses to
 period-end nonperforming loans                                     229.72%     312.74%     353.06%     171.02%     213.63%
Ratio of nonperforming assets to period-end
 total loans, other real estate owned and repossessed assets          0.58%       0.48%       0.44%       0.87%       0.60%

     Non-performing assets, defined as non-accruing loans plus loans 90 days or more past due, along with other real estate owned and other repossessed assets as of December 31,2000 were $1,821,000, increasing $461,000, or 33.9%, compared to year-end 1999. The ratio of non-performing assets to year-end loans, other real estate owned, and other repossessed assets increased 20.8% during 2000, from 0.48% at December 31, 1999 to 0.58% at December 31, 2000. The ratio had increased 4 basis points, or 1%, during 1999, as compared to 1998.

     The Company's policy is to place a loan on non-accrual status and recognize income on a cash basis when it is more than ninety days past due, unless in the opinion of management, the loan is well secured and in the process of collection. The impact of interest not recognized on non-accrual loans was immaterial in 2000. The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on fair value of the collateral. As of December 31, 2000, there were no impaired loans for which specific valuation allowances had been recorded.

     The Company has a loan review program that it believes takes a conservative approach to evaluating non-performing loans and the loan portfolio in general. The loan review program continually audits the loan portfolio to confirm management's loan risk rating system and track problem loans, to insure compliance with loan policy underwriting guidelines, and to evaluate the adequacy of the allowance for loan losses.

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

     The allowance for loan losses account at December 31, 2000 was $3,370,000, or 1.07% of loans outstanding (net of unearned discount), compared to $3,412,000, or 1.20% of loans outstanding (net of unearned discount), at December 31, 1999.

     The provision expense in 2000 of $1,150,000 approximated the net charge-off amount of $1,192,000. The ratio of net charge-offs to average loans outstanding increased to 0.40% in 2000 compared to 0.21% in 1999. Significant losses on two commercial loans in 2000 increased gross commercial loan charge-offs to $780,000 compared to $73,000 in 1999. Loan losses in the Company's residential mortgage loan portfolio continue to be negligible, while net consumer loan losses in 2000 of $431,000, representing 0.57% of average net consumer loans outstanding, declined from $475,000, or 0.75% of average net consumer loans outstanding in 1999.

     The ratio of non-performing loans to total loans at December 31, 2000 at 0.46% increased from 0.38% at December 31, 1999, but continues to compare favorably to the most recent peer bank data contained in the Uniform Bank Performance Report for all banks with assets between $500,000,000 and $1,000,000,000 in total assets as published by the Federal Reserve Board's Division of Banking Supervision and Regulation, which as of September 30, 2000 reported a peer average of 0.63%. The adequacy of the allowance to provide coverage for non-performing loans was 230% at year-end 2000 compared to 313% at year-end 1999.

     The following table summarizes loan balances at the end of each period indicated and the daily average amount of loans. Also summarized are changes in the allowance for possible losses arising from loans charged-off and recoveries on loans previously charged-off and additions to the allowance, which have been charged to expense.

--------------------------------------------------------------------------------
                         SUMMARY OF LOAN LOSS ALLOWANCE
--------------------------------------------------------------------------------

                                                                              Years ended December 31,
                                                        ---------------------------------------------------------------------
                                                          2000           1999           1998           1997           1996
                                                        --------       --------       --------       --------       ---------
                                                                               (Dollars In Thousands)
 Amount of loans outstanding at end of
  period (gross loans less unearned discount)           $315,748       $285,437       $253,296       $239,441       $234,159

 Daily average amount of loans
  (net of unearned discount)                            $298,521       $263,961       $244,649       $236,843       $230,007

 Balance of allowance for possible loan
  losses at beginning of period                         $  3,412       $  3,001       $  2,957       $  3,025       $  2,867

Loans charged-off:
 Commercial and agricultural                                 780             73            218            148            218
 Real estate mortgage                                         56             38             29             57             --
 Consumer                                                    621            637            693            602            385
                                                        --------       --------       --------       --------       ---------
  Total loans charged-off                                  1,457            748            940            807            603

Recoveries of loans previously charged-off:
 Commercial and agricultural                                  74             21            111             17             36
 Real estate mortgage                                          1              1             --             --             --
 Consumer                                                    190            162            103             97             92
                                                        --------       --------       --------       --------       ---------
  Total recoveries                                           265            184            214            114            128

Net loans charged-off                                      1,192            564            726            693            475
                                                        --------       --------       --------       --------       ---------
Additions to allowance charged to expense                  1,150            975            770            625            633
                                                        --------       --------       --------       --------       ---------
Balance at end of period                                $  3,370       $  3,412       $  3,001       $  2,957       $  3,025
                                                        --------       --------       --------       --------       ---------
Ratio of allowance for loan losses to
 period-end loans                                           1.07%          1.20%          1.18%          1.23%          1.29%
Ratio of net charge-offs to average
 loans outstanding                                          0.40%          0.21%          0.30%          0.29%          0.21%

     The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the dates indicated.

--------------------------------------------------------------------------------
                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

                                                                 Years ended December 31,

                                  2000                 1999                 1998                 1997                   1996
                         -------------------  -------------------  --------------------  -------------------  ----------------------
                          Amt. Of              Amt. Of              Amt. Of               Amt. Of               Amt. Of
                         Allowance   Percent  Allowance   Percent  Allowance    Percent  Allowance   Percent   Allowance    Percent
                         ---------   -------  ---------   -------  ---------    -------  ---------   -------   ---------    -------
                                                                  (Dollars In Thousands)
Commercial and
 agricultural             $ 1,625     48.22%   $ 1,857     54.43%   $ 1,159      38.62%   $   948      32.05%   $   859      28.39%
Real estate mortgage          276      8.19%       391     11.46%       482      16.06%       541      18.30%       546      18.05%
Consumer                    1,469     43.59%     1,164     34.11%       698      23.26%       906      30.64%       849      28.07%
Unallocated                    --        --         --        --        662      22.06%       562      19.01%       771      25.49%
                         ---------   -------  ---------   -------  ---------    -------  ---------   -------   ---------    -------
Total                     $ 3,370    100.00%   $ 3,412    100.00%   $ 3,001     100.00%   $ 2,957     100.00%   $ 3,025     100.00%

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

     Average deposits for 2000 increased $28,756,000, or 6.7%, to $459,836,000, compared to a $34,253,000, or 8.6%, increase in 1999 over 1998. Compared to December 31, 1999, deposits as of December 31, 2000 in the amount of $474,899,000 were up $39,825,000, or 9.2%. The Company opened three new branches in the second half of 2000, which contributed $10,000,000, or 25% of the increase. Over the past three years, as a result of rising interest rates and competitive markets, the Company's deposit mix has reflected a slight shift from lower cost demand deposit, savings, and money market accounts, to higher cost time deposit accounts. The Company's average demand deposits, including both interest-bearing and non interest-bearing accounts, declined 2% as a percentage of total average deposits, to 25.6% during 2000, following a 1.3% decline the prior year. These core transactional accounts continue to represent a significant percentage of total deposits and provide the Company with an important low cost source of funds. With a higher level of market interest rates during 2000, average time deposits increased $26,420,000, or 16.2%, compared to 1999, following an increase of $22,476,000, or 16%, when comparing 1999 to 1998. Depositors continued to favor time deposits with maturities of 18 months or less. Time deposits in excess of $100 thousand, which are more volatile and sensitive to interest rates, totaled $94,728,000 at year-end 2000, 44.3% of total time deposits and 19.9% of total deposits, compared to 43.2%, and 16.7%, respectively, at year-end 1999. The Company has been more aggressive in acquiring large balance time deposits in the past two years, matching the liabilities with assets that have similar interest rate risk characteristics. The Company's total municipal deposits of $118,286,000 on December 31, 2000 represented 24.9% of total deposits compared to $110,819,000, or 25.5%, on December 31, 1999.

     The average daily amount of deposits, the average rate paid, and the percentage of deposits on each of the following deposit categories are summarized below for the years indicated.

------------------------------------------------------------------------------------------------------------------------------------
                                                    2000                          1999                            1998
                                      ------------------------------- ------------------------------- ------------------------------
                                         Avg.      Avg.    Percent of    Avg.      Avg.    Percent of    Avg.      Avg.   Percent of
                                       Balance  Rate Paid   Deposits   Balance  Rate Paid   Deposits   Balance  Rate Paid  Deposits
                                      --------  ---------  ---------- --------  ---------  ---------- --------  --------- ----------
                                                                           (Dollars In Thousands)
Noninterest-bearing-demand deposits   $ 54,800     0.00%     11.92%   $ 54,590    0.00%      12.66%   $ 53,675     0.00%    13.53%
Interest-bearing demand deposits        62,928     1.53%     13.68%     64,480    1.62%      14.96%     61,228     1.95%    15.43%
Savings accounts                       152,573     3.39%     33.18%    148,895    3.11%      34.54%    141,285     3.37%    35.60%
Time deposits                          189,535     5.72%     41.22%    163,115    4.87%      37.84%    140,639     5.22%    35.44%
                                      --------  ---------  ---------- --------  ---------  ---------- --------  --------- ----------
Total average daily
 amount of domestic deposits          $459,836     3.69%    100.00%   $431,080    3.16%     100.00%   $396,827     3.35%   100.00%

The following table indicates the amount of the Company's time deposits of $100,000 or more by time remaining until maturity as of December 31, 2000.

                                             (In Thousands)
Less than three months                          $58,985
Three months to six months                       23,364
Six months to one year                            5,870
Over one year                                     6,509
                                                -------
Total                                           $94,728

     The Company offers retail repurchase agreements primarily to its larger business customers. Under the terms of the agreement, the Company sells investment portfolio securities to the customer and agrees to repurchase the securities at a specified later date. The Company views the arrangement as a deposit alternative for its business customers. As of December 31, 2000, repurchase agreements amounted to $6,936,000 compared to balances of $7,225,000 at December 31, 1999. During 2000, the Company continued to utilize advances from the Federal Home Loan Bank of New York as a liability management practice and as an alternative source of funding to deposits. At December 31, 2000, term advances in the amount of $36,750,000 compared to $15,000,000 at December 31, 1999. These borrowings, which have various terms and maturities, are considered an alternative to purchasing large time deposits from corporate or municipal customers based on cost and timing issues. Borrowings are frequently maturity matched against specific or pooled loans. At December 31, 2000, the Company had overnight advances outstanding of $2,400,000 compared to $9,000,000 at December 31, 1999.

OTHER LIABILITIES

     Other liabilities increased $3,114,000, or 85.2%, when comparing December 31, 2000 to December 31, 1999. The primary reason for the change was a $1,859,000 increase in income tax payable as a result of a $4,647,000 appreciation in the Company's investment portfolio. During the year ended December 31, 1999, a $5,291,000 decline in the value of the Company's available-for-sale investment securities reduced the tax liability by $2,117,000 as total liabilities declined by $2,538,000 compared to 1998. Other liabilities increasing during 2000 were interest payable, up $477,000 due to higher interest rates paid on deposits and borrowings, increased dealer reserves payable associated with the growth in indirect loans, along with increases in post-retirement plans, deferred compensation, and supplemental executive retirement plans.

CAPITAL

     In 2000, the Company added $5,425,000 into equity through net income and returned $2,534,000 to its shareholders in the form of cash dividends, retaining $2,891,000 in undivided profits. During the year, the Company repurchased 91,441 shares of its common stock at a cost of $1,889,000 in connection with a stock repurchase program. The board of directors believes that the 2000 repurchases of stock have been an excellent investment opportunity for the Company and its shareholders, based on the Company's strong capital position and growth potential. Total shareholders' equity also reflects an adjustment for the SFAS 115 required change in market value of the Company's available-for-sale investment securities. As previously discussed in the Investment Securities section, the after-tax effect of the net unrealized gains and losses is reported as the Accumulated Other Comprehensive Income component of shareholders' equity, and reflects an increase in total shareholders' equity of $702,000 as of December 31, 2000. The Company's ratio of shareholders' equity to total assets of 9.13% at December 31, 2000 compares to 9.48% at December 31, 1999. The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank, that supports growth and expansion activities while at the same time exceeding regulatory standards. Capital adequacy in the banking industry is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets, that are weighted based on defined risk characteristics. At December 31, 2000, the Company exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well capitalized institution". A more comprehensive analysis of regulatory capital requirements, including ratios for the Company and its subsidiary bank, is included in Note 16 in the Consolidated Financial Statements section of this Annual Report.

     The Company paid cash dividends equal to $0.71 per share in 2000 compared to $0.70 in 1999. During the second quarter of the year, the Company paid a 5% stock dividend and in the fourth quarter of the year, the quarterly dividend rate was increased from $0.175 per share to $0.185 per share. The 2000 dividend pay-out ratio was 47%.


LIQUIDITY

     Liquidity is the ability of the Company to generate and maintain sufficient cash flows to fund its operations and to meet customer's loan demands or deposit withdrawals. Maintaining a stable core deposit base is one of the fundamentals in the Company's liquidity management policy. It is the Company's goal to raise cash when needed, at the most reasonable cost, with a minimum of loss. Management carefully monitors its liquidity position and seeks to maintain adequate liquidity to meet its needs. The Company meets its liquidity needs by balancing levels of cash flow from the sale or maturity of available-for-sale investment securities and loan amortizing payments and maturities, as well as with the availability of dependable borrowing sources which can be accessed when needed. Lines of credit with the bank's primary correspondents and the Federal Home Loan Bank as of year-end 2000 were $97,209,000, of which $58,059,000 remained available.

Item 7A -- Quantitative and Qualitative Disclosures about Market Risk

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

     The model measures the change in net interest income which results when market interest rates change. As of December 31, 2000, an instantaneous 200 basis point increase in market interest rates was estimated to have a negative impact of 11.90% on net interest income over the next twelve-month period, while a 200 basis point decrease in market interest rates was estimated to have a positive impact of 6.73% on the Company's net interest income. By comparison, at December 31, 1999 the Company estimated an instantaneous 200 basis point rise in rates would have a negative impact of 5.19% on net interest income during 2000 while a 200 basis point decline in rates would have a positive impact of 3.63% on net interest income during 2000. The Company aligned its asset/liability mix during 2000 on expectations that the economy would slow in 2001, and as a result the Federal Reserve Bank Board would begin to lower interest rates. The Company increased its short-term liabilities through increased municipal certificates of deposits and Federal Home Loan Bank advances while at the same time investing in longer term investment securities. The Company expects both an improvement in its net interest margin and the potential for gains on the sale of securities with lower interest rates. The potential change in net interest income resulting from this analysis falls within the Company's interest rate risk policy guidelines.

     Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit rate changes, and should not be relied upon as indicative of actual results.

     The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 2000.

--------------------------------------------------------------------------------
           EXPECTED MATURITY/PRINCIPAL REPAYMENTS AT DECEMBER 31, 2000
--------------------------------------------------------------------------------

                                                                                                                 Avg.
                                                                                                               Interest
                                      2001       2002       2003       2004       2005   Thereafter    Total     Rate   Fair Value
                                   ---------  ---------  ---------  ---------  --------- ----------  --------- -------- ----------
                                                                            (In Thousands)
Rate Sensitive Assets
 Loans                              $ 84,448   $ 52,539   $ 36,530   $ 23,298   $ 19,708   $ 95,855   $312,378   8.84%   $310,186
 Investments                          76,982     38,408     36,784     19,674     13,388     37,842    223,078   5.96%    223,220
                                   ---------  ---------  ---------  ---------  --------- ----------  --------- -------- ----------
  Total Rate Sensitive Assets       $161,430   $ 90,947   $ 73,314   $ 42,972   $ 33,096   $133,697   $535,456           $533,406
                                   =========  =========  =========  =========  ========= ==========  =========          ==========

Rate Sensitive Liabilities
 Savings, Money Market
  and NOW accounts                  $ 46,174   $     --   $     --   $     --   $     --   $162,735   $208,909   2.70%   $208,909
 Time Deposits                       184,865     21,842      3,768      2,191      1,129         --    213,795   6.25%    213,468
 Borrowings                           21,750      5,000         --         --         --     10,000     36,750   6.46%     36,750
                                   ---------  ---------  ---------  ---------  --------- ----------  --------- -------- ----------
  Total Rate Sensitive Liabilities  $252,789   $ 26,842   $  3,768   $  2,191   $  1,129   $172,735   $459,454           $459,127
                                   =========  =========  =========  =========  ========= ==========  =========          ==========

     Expected maturities are contractual maturities adjusted for prepayments of principal. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayment of principal. The prepayment experience reflected herein is based on the Company's historical experience. The actual maturities and run-off of loans could vary substantially if future prepayments differ from the Company's historical experience. For liabilities, Regular Savings and Now Accounts of individuals, partnerships and corporations
(IPC) are considered to be 90% core (maturing in over five years), with 10% assumed to mature in one year. IPC Money Market Savings are considered to be 75% core. Savings and Now Accounts of municipalities are considered 75% core (maturing in over five years), with 25% assumed to mature in one year. Money Market Savings accounts of public entities are considered to be 50% core.

Item 8 -- Financial Statements and Supplementary Data

Consolidated Statements of Condition

ASSETS                                                                Dec. 31, 2000          Dec. 31, 1999
                                                                      -------------          -------------
                                                                              (Dollars In Thousands)
Cash and due from banks                                                  $ 19,274               $ 20,231
Federal funds sold                                                             --                     --
                                                                         --------               --------
Total Cash and Cash Equivalents                                            19,274                 20,231

Held-to-maturity investment securities                                     10,223                 12,449
Available-for-sale investment securities                                  212,855                181,933
                                                                         --------               --------
Total Investment Securities                                               223,078                194,382
(fair value-$223,220 for 2000 and $194,382 for 1999

Total Loans                                                               316,112                286,497

Less: Unearned income                                                         364                  1,060
Less: Allowance for possible loan losses                                    3,370                  3,412
                                                                         --------               --------
Net Loans                                                                 312,378                282,025

Bank premises, furniture and equipment                                     10,671                  8,888
Accrued interest receivable                                                 4,160                  3,402
Other assets                                                               11,226                 10,269
                                                                         --------               --------
Total Assets                                                             $580,787               $519,197
                                                                         ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Non-interest-bearing deposits                                           $  52,195              $  56,562
Interest-bearing deposits                                                 422,704                378,512
                                                                       ----------             ----------
Total Deposits                                                            474,899                435,074

Borrowings                                                                 46,086                 31,225
Other liabilities                                                           6,767                  3,653
                                                                       ----------             ----------
Total Liabilities                                                         527,752                469,952
                                                                       ==========             ==========

Shareholders' equity:
  Preferred stock-par value $25.00 a share;
  1,000,000 shares authorized, none issued;
  Common stock-par value $1.00 a share;
  10,000,000 shares authorized, 3,815,305 and
  3,641,035 shares issued, and 3,608,840 and 3,526,011
  shares outstanding for 2000 and 1999, respectively                        3,815                  3,641
Surplus                                                                     7,096                  3,641
Undivided profits                                                          46,030                 46,768
Accumulated other comprehensive income                                        702                 (2,086)
Treasury stock, at cost; 206,465 and 115,024 shares, respectively          (4,608)                (2,719)
                                                                       ----------             ----------
Total Shareholders' Equity                                                 53,035                 49,245
                                                                       ----------             ----------
Total Liabilities and Shareholders' Equity                              $ 580,787              $ 519,197
                                                                       ==========             ==========

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

                                                                         Years ended Dec. 31,
                                                            ---------------------------------------------
INTEREST INCOME                                               2000               1999               1998
                                                              ----               ----               ----
                                                                        (Dollars In Thousands)
Interest and fees on loans                                  $26,701            $22,923            $21,964
Interest on investment securities:
   U.S. Government and
     Agency obligations                                       9,261              7,542              6,370
   Obligations of states and
     political subdivisions                                   2,411              2,636              2,550
   Other                                                      1,403                974                577
Interest on federal funds sold                                  286                433                752
                                                            -------            -------            -------
Total Interest Income                                        40,062             34,508             32,213

INTEREST EXPENSE

Interest on deposits                                         16,977             13,621             13,300
Interest on borrowings                                        2,490                599                 98
                                                            -------            -------            -------
Total Interest Expense                                       19,467             14,220             13,398
                                                            -------            -------            -------
Net Interest Income                                          20,595             20,288             18,815
Provision for possible loan losses                            1,150                975                770
                                                            -------            -------            -------
Net Interest Income After Provision
  For Loan Losses                                            19,445             19,313             18,045

OTHER INCOME

Trust department services                                     1,393              1,134                789
Service charges on deposit accounts                           1,993              1,939              1,706
Data processing services                                        280                268                257
Investment securities gains                                     711                136                 26
Other operating income                                        2,272              1,081              1,211
                                                            -------            -------            -------
Total Other Income                                            6,649              4,558              3,989
                                                            -------            -------            -------
Total Operating Income                                       26,094             23,871             22,034

OTHER EXPENSES

Salaries, wages, and employee benefits                       10,414              9,112              8,712
Building occupancy, and equipment                             2,861              2,587              2,607
Supplies, advertising, and communication expense              1,587              1,623              1,424
Merger related expense                                           --                 --              1,701
Other operating expense                                       3,775              3,303              3,053
                                                            -------            -------            -------
Total Other Expenses                                         18,637             16,625             17,497
                                                            -------            -------            -------
Income Before Income Taxes                                    7,457              7,246              4,537
Provision for income taxes                                    2,032              1,844              1,104
                                                            -------            -------            -------
Net Income                                                  $ 5,425            $ 5,402            $ 3,433
                                                            =======            =======            =======
Net Income Per Common Share-Basic and Diluted               $  1.52            $  1.51            $  0.95
                                                            =======            =======            =======

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of
Comprehensive Income
(Dollars in thousands)


                                                                                               Years ended December 31,
                                                                                   ------------------------------------------------
                                                                                     2000                1999                 1998
                                                                                   -------             -------              -------
Net Income                                                                         $ 5,425             $ 5,402              $ 3,433
Other comprehensive income net of taxes:
  Unrealized net gains on securities:
    Unrealized holding gains (losses)arising during the period                       5,358              (5,155)                 839
    Less:  Reclassification adjustment for gains included in net income               (711)               (136)                 (26)
                                                                                   -------             -------              -------
                                                                                     4,647              (5,291)                 813

Income tax (provision) benefit                                                      (1,859)              2,117                 (332)
                                                                                   -------             -------              -------
   Other comprehensive income (loss), net of tax                                     2,788              (3,174)                 481
                                                                                   -------             -------              -------
Comprehensive Income                                                               $ 8,213             $ 2,228              $ 3,914
                                                                                   =======             =======              =======

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of
Changes in Shareholders' Equity
(Dollars in thousands)

                                                                                             ACCUMULATED
                                     ISSUED                                                   OTHER
FOR THE YEARS ENDED                  COMMON      COMMON                   UNDIVIDED       COMPREHENSIVE    TREASURY
DEC. 31, 2000, 1999, 1998            SHARES      STOCK        SURPLUS      PROFITS           INCOME          STOCK         TOTAL
                                    ---------   --------     --------     ---------       -------------   ----------     ---------
Balance at January 1, 1998          3,645,502    $ 3,646      $ 3,646      $ 42,917        $      607      $ (1,066)      $ 49,750
                                    =========   ========     ========     =========       =============   ==========     =========
Net income for the year                                                       3,433                                          3,433
Change in unrealized net gain
  on investment securities                                                                                                     481
                                                                                                  481

Cash dividends, $.67 per share                                               (2,410)                                        (2,410)
Purchase and retirement of
  common shares                        (4,324)
                                                      (5)          (5)          (76)                                           (86)
                                    ---------   --------     --------     ---------       -------------   ----------     ---------
Balance at December 31, 1998        3,641,178      3,641        3,641        43,864             1,088        (1,066)        51,168
                                    =========   ========     ========     =========       =============   ==========     =========
Net income for the year                                                       5,402                                          5,402
Change in unrealized net gain
  on investment securities                                                                     (3,174)                      (3,174)
Cash dividends, $.70 per share                                               (2,498)                                        (2,498)
Treasury stock purchased                                                                                     (1,653)       (1,653)
Shares returned in lieu of
  fractional shares                      (143)
                                    ---------   --------     --------     ---------       -------------   ----------     ---------
Balance at December 31, 1999        3,641,035      3,641        3,641        46,768            (2,086)        (2,719)       49,245
                                    =========   ========     ========     =========       =============   ==========     =========
Net income for the year                                                       5,425                                          5,425
Change in unrealized net gain
  on investment securities                                                                      2,788                        2,788
Cash dividends, $.71 per share                                               (2,534)                                        (2,534)
5% stock dividend                     174,270        174        3,455        (3,629)
                                                                                                                               --
Treasury stock purchased                                                                                     (1,889)        (1,889)
                                    ---------   --------     --------     ---------       -------------   ----------     ---------
Balance at December 31, 2000        3,815,305    $ 3,815      $ 7,096      $ 46,030        $      702      $ (4,608)      $ 53,035
                                    =========   ========     ========     =========       =============   ==========     =========

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of
Cash Flows
(Dollars in thousands)

                                                                                               Years ended December 31,
                                                                                         ----------------------------------
                                                                                            2000         1999         1998
                                                                                         --------     --------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES

Net income                                                                               $  5,425     $  5,402     $  3,433
Adjustments to reconcile net income to net cash provided by operating activities
   Provision for loan losses                                                                1,150          975          770
   Provision for depreciation                                                               1,208        1,108        1,376
   Benefit for deferred income taxes                                                         (225)        (340)        (628)
   Amortization of investment security premiums, net                                          168          929          520
   Realized investment security gains                                                        (711)        (136)         (26)
   Change in other assets and liabilities                                                     183          593        1,501
                                                                                         --------     --------    ---------
Net Cash Provided by Operating Activities                                                   7,198        8,531        6,946
                                                                                         ========     ========    =========
INVESTING ACTIVITIES

Proceeds from maturities of investment securities, available-for-sale                      29,667       44,572       48,943
Proceeds from maturities of investment securities, held-to-maturity                         6,697        1,751        6,674
Proceeds from sales of investment securities                                               33,668       12,793        5,374
Purchase of investment securities, available-for-sale                                     (89,067)     (84,451)     (68,055)
Purchase of investment securities, held-to-maturity                                        (4,471)      (2,894)      (2,047)
Purchase of life insurance                                                                     --       (7,500)          --
Increase in surrender value of life insurance                                                (469)         (80)          --
Net increase in loans                                                                     (31,503)     (32,705)     (14,120)
Purchases of premises and equipment                                                        (2,991)      (1,707)        (710)
                                                                                         --------     --------    ---------
Net Cash Used by Investing Activities                                                     (58,469)     (70,221)     (23,941)
                                                                                         ========     ========    =========

FINANCING ACTIVITIES

Net (decrease) increase in demand deposits, NOW accounts, and savings accounts             (5,930)       3,365       20,169
Net increase in time deposits                                                              45,755       18,115       15,498
Net increase (decrease) in borrowings                                                      14,861       30,473       (3,256)
Treasury stock purchased                                                                   (1,889)      (1,653)          --
Retirement of common shares                                                                    --           --          (86)
Cash dividends                                                                             (2,483)      (2,510)      (2,188)
                                                                                         --------     --------    ---------
Net Cash Provided by Financing Activities                                                  50,314       47,790       30,137
                                                                                         --------     --------    ---------
(Decrease) Increase in Cash and Cash Equivalents                                             (957)     (13,900)      13,142
Cash and cash equivalents at beginning of year                                             20,231       34,131       20,989
                                                                                         --------     --------    ---------
Cash and Cash Equivalents at End of Year                                                 $ 19,274     $ 20,231     $ 34,131
                                                                                         ========     ========    =========
Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:

   Interest on deposits and borrowings                                                   $ 18,990     $ 13,855     $ 13,435
   Income taxes                                                                             2,362        2,322        1,663
Non-cash investing activities:
   Decrease (increase) in net unrealized gain/losses on available-for-sale securities      (4,647)       5,291         (813)
Non-cash financing activities:
   Dividend declared and unpaid                                                               668          617          629
                                                                                         ========     ========    =========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Alliance Financial Corporation (the Company) is a bank holding company, which owns and operates Alliance Bank, N.A. The Company provides financial services primarily to individuals, small- to medium-sized businesses and government customers from 21 office locations in Broome, Cortland, Madison, Oneida, and Onondaga counties. The Bank has a substantially wholly owned subsidiary, Alliance Preferred Funding Corp., which is engaged in residential real estate activity.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of intercompany accounts and transactions.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Combination: In November 1998, Cortland First Financial Corporation (Cortland) completed a merger with Oneida Valley Bancshares, Inc. (Oneida) and commenced operations under the name Alliance Financial Corporation. Pursuant to the terms of the merger, each share of Cortland stock was exchanged for one share of the Company's stock and each share of Oneida stock was exchanged for
1.8 shares of the Company's stock. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16.

     In conjunction with the merger, the Company recorded a 1998 charge to operating expenses of $1,701 ($1,022 after taxes, or $0.28 per common share) for direct merger and restructuring costs relating to the merger. Restructuring costs primarily relate to the consolidation of administration and operational functions.

Reclassification: Certain amounts from prior years have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income as previously reported.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Investment Securities: The Company classifies investment securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those that the Company has the positive intent and ability to hold to maturity, and are reported at cost, adjusted for amortization of premiums and accretion of discounts. Investment securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value, with net unrealized holding gains and losses reflected as a separate component of stockholders' equity, net of the applicable income tax effect. None of the Company's investment securities have been classified as trading securities. Gains and losses on the sale of investment securities are based on the specific identification method. Premiums and discounts on securities are amortized and accreted into income using the interest method over the life of the security.

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

     Loan origination fees and certain direct loan origination costs are deferred and the net amount is amortized as a yield adjustment over the life of the loan. The Company is generally amortizing these amounts over the contractual life of the related loans. However, for certain fixed-rate mortgage loans that are generally made for a 20-year term, the Company has anticipated prepayments and used an estimated life of 7.5 years.

Allowance for Credit Losses: The adequacy of the allowance for possible loan losses is periodically evaluated by the Company in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance is based on a review of the Company's historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered.

     A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on fair value of the collateral.

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

Other Real Estate: Other real estate is comprised of real estate acquired through foreclosure and is recorded at the lower of cost or fair value (net of estimated costs to sell) at the date of acquisition.

Bank Premises, Furniture, and Equipment: Bank premises, furniture, and equipment are stated at cost less accumulated depreciation computed principally using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to operating expenses as incurred. The asset cost and accumulated depreciation are removed from the accounts for assets sold or retired and any resulting gain or loss is included in the determination of the income.

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

Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding throughout each year; 3,569,073, 3,576,728, and 3,596,548 for 2000, 1999, and 1998,
respectively. Diluted earnings per share gives the effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. Weighted average shares outstanding adjusted for the effect of the assumed exercise of stock options were 3,579,114, 3,577,109, and 3,596,548 for the years 2000, 1999, and 1998, respectively. For the years ending December 31, 2000, 1999, and 1998 both basic and diluted earnings per share were $1.52, $1.51, and $0.95, respectively.

INVESTMENT SECURITIES

     The amortized cost and approximate fair value of investment securities at December 31 are as follows:

                                                                              Gross      Gross
                                                               Amortized   Unrealized  Unrealized   Estimated
Held-to-Maturity-2000                                             Cost        Gains      Losses    Fair Value
                                                                --------      ------     ------    ----------
                                                                           (Dollars In Thousands)
Obligations of states and political subdivisions                $ 10,223      $  142     $   --     $ 10,365
                                                                --------      ------     ------     --------
Total                                                           $ 10,223      $  142     $   --     $ 10,365
                                                                ========      ======     ======     ========
Available-for-Sale -- 2000
U.S. Treasury and other U.S. government agencies                $ 50,911      $  725     $   98     $ 51,538
Obligations of states and political subdivisions                  44,289         766         59       44,996
Mortgage-backed securities                                        93,447         367        401       93,413
Other securities                                                  18,917         175        304       18,788
                                                                --------      ------     ------     --------
Total                                                           $207,564      $2,033     $  862     $208,735
                                                                ========      ======     ======     ========
Stock Investments
  Federal Home Loan Bank                                           3,310          --         --        3,310
  Federal Reserve Bank and others                                    810          --         --          810
                                                                --------      ------     ------     --------
Total stock investment                                             4,120          --         --        4,120
                                                                --------      ------     ------     --------
  Total available-for-sale                                      $211,684      $2,033     $  862     $212,855
                                                                --------      ------     ------     --------
Net unrealized gain on available-for-sale                          1,171
                                                                --------
Grand total carrying value                                      $223,078
                                                                ========
Held-to-Maturity -- 1999
Obligations of states and political subdivisions                $ 12,449      $   --     $   --     $ 12,449
                                                                --------      ------     ------     --------
Total Available-for-Sale -- 1999                                $ 12,449      $   --     $   --     $ 12,449
                                                                ========      ======     ======     ========
U.S. Treasury and other U.S. government agencies                $ 61,871      $   54     $  700     $ 61,225
Obligations of states and political subdivisions                  37,516         214        534       37,196
Mortgage-backed securities                                        68,227          51      2,100       66,178
Other securities                                                  15,075          --        461       14,614
                                                                --------      ------     ------     --------
Total                                                           $182,689      $  319     $3,795     $179,213
                                                                ========      ======     ======     ========
Stock Investments
  Federal Home Loan Bank                                           1,664          --         --        1,664
  Federal Reserve Bank and others                                  1,056          --         --        1,056
                                                                --------      ------     ------     --------
Total stock investment                                             2,720          --         --        2,720
                                                                --------      ------     ------     --------
  Total available-for-sale                                      $185,409      $  319     $3,795     $181,933
                                                                --------      ------     ------     --------
Net unrealized loss on available-for-sale                         (3,476)
                                                                --------
Grand total carrying value                                      $194,382
                                                                ========

     The carrying value and estimated market value of debt securities at December 31, 2000 by contractural maturity are shown below. The maturities of mortgage-backed securities are based on average life of the security. All other expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Held-to-Maturity                    Available-for-sale
                                                  Amortized        Estimated           Amortized         Estimated
                                                     Cost          Fair Value            Cost            Fair Value
                                                     ----          ----------            ----            ----------
                                                                           (Dollars In Thousands)
Due in one year or less                            $ 5,920           $ 6,003           $ 25,947           $ 25,946
Due after one year through five years                1,947             1,974            113,691            113,507
Due after five years through ten years               1,825             1,850             37,330             37,934
Due after ten years                                    531               538             30,596             31,348
                                                   -------           -------           --------           --------
Total debt securities                              $10,223           $10,365           $207,564           $208,735

     At December 31, 2000 and 1999, investment securities with a carrying value of $163,700 and $152,986 respectively, were pledged as collateral for certain deposits and other purposes as required or permitted by law. The Company recognized gross gains of $738, $154, and $26 for 2000, 1999, and 1998, respectively and gross losses of $27 and $18 for 2000 and 1999, respectively.

LOANS

     Major classifications of loans at December 31 are as follows:

                                                           2000           1999
                                                         --------       --------
                                                          (Dollars In Thousands)
Commercial and agricultural                              $108,447       $105,169
Real estate loans                                         119,948        114,450
Consumer loans                                             87,717         66,878
                                                         --------       --------
Total                                                    $316,112       $286,497

Less: Unearned income                                         364          1,060
Less: Allowance for possible loan losses                    3,370          3,412
                                                         --------       --------
Net Loans                                                $312,378       $282,025

     Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid balances of mortgage loans serviced for others were $15,766, $16,612, and $15,133 at December 31, 2000, 1999, and 1998, respectively. Substantially all of the Bank's loans are granted to borrowers concentrated primarily within Cortland, Madison, Oneida, and Onondaga Counties.


ALLOWANCE FOR POSSIBLE LOAN LOSSES (Dollars In Thousands)

     Changes in the allowance for possible loan losses for the years ended December 31 are summarized as follows:

                                                   2000        1999        1998
                                                  ------      ------      ------
Balance at January 1                              $3,412      $3,001      $2,957
Provision for possible loan losses                 1,150         975         770
Recoveries credited                                  265         184         214
                                                  ------      ------      ------
Subtotal                                          $4,827      $4,160      $3,941
Less: Loans charged-off                            1,457         748         940
                                                  ------      ------      ------
Balance at December 31                            $3,370      $3,412      $3,001
                                                  ======      ======      ======

     The average recorded investment in impaired loans was zero for the years ended December 31, 2000 and 1999. The amount of nonaccrual loans for the years ended December 31, 2000 and 1999 was $686 and $682, respectively.


RELATED PARTY TRANSACTIONS (Dollars In Thousands)

     Directors and executive officers of the Company and their affiliated companies were customers of, and had other transactions with, the Company in the ordinary course of business during 2000. It is the Company's policy that all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than normal risk of collectibility or present other unfavorable features. Loan transactions with related parties are summarized as follows:

                                                         2000             1999
                                                       --------         --------
Balance at beginning of year                           $ 7,875          $ 5,703
New loans and advances                                   4,281            3,445
Loan payments                                           (2,331)          (1,273)
                                                       --------         --------
Balance at end of year                                 $ 9,825          $ 7,875

BANK PREMISES, FURNITURE, AND EQUIPMENT (Dollars In Thousands)

     Bank premises, furniture, and equipment at December 31 consist of the following:

                                                          2000            1999
                                                        -------         -------
Land                                                    $ 1,238         $   913
Bank premises                                             9,774           8,644
Furniture and equipment                                  11,933          10,415
                                                       --------         --------
Subtotal                                                 22,945          19,972
                                                       --------         --------
Less: Accumulated depreciation                           12,274          11,084
                                                       --------         --------
Balance at end of year                                  $10,671         $ 8,888
                                                       ========         ========

DEPOSITS

     The carrying amounts of deposits consisted of the following at December 31:

                                                          2000             1999
                                                       --------         --------
                                                         (Dollars In Thousands)
Non-interest-bearing checking                          $ 52,195         $ 56,562
Interest-bearing checking                                71,070           64,442
Savings accounts                                         65,957           78,066
Money market accounts                                    71,882           68,226
Time deposits                                           213,795          167,778
                                                       --------         --------
Total deposits                                         $474,899         $435,074

The following table indicates the
maturities of the Company's
time deposits at December 31:

                                                          2000             1999
                                                       --------         --------
                                                         (Dollars In Thousands)
Due in one year                                        $184,865         $139,293
Due in two years                                         21,842           16,291
Due in three years                                        3,768            5,764
Due in four years                                         2,191            3,234
Due in five years or more                                 1,129            3,196
                                                       --------         --------
Total deposits                                         $213,795         $167,778

     Total time deposits in excess of $100 as of December 31, 2000 and 1999 were $94,728 and $72,457, respectively.

BORROWINGS

     The following is a summary of borrowings at December 31:

                                                 2000                                               1999
                          ------------------------------------------------     ---------------------------------------------
                          Incurred                                Original     Incurred                             Original
                            Date        Amount         Rate         Term         Date        Amount       Rate        Term
                          --------      ------         ----       --------     --------      ------       ----      --------
                                                                    (Dollars In Thousands)
Securities sold under
  repurchase agreements   12/29/00      $6,936         6.00%       Demand      12/31/99      $7,225       5.57%      Demand

Federal Home Loan
  Bank term advances:
                           4/28/00       5,000         6.43%       2 years     11/4/99        2,000       5.64%      90 days
                           7/20/00       5,000         5.92%       10 years    11/30/99       3,000       5.85%      90 days
                           7/26/00       5,000         6.30%       10 years    12/29/99       5,000       5.95%      60 days
                            9/5/00       5,000         6.76%       6 months    12/29/99       5,000       6.04%      90 days
                           12/1/00       5,000         6.53%       6 months
                          12/28/00       6,750         6.42%       28 days
                          12/29/00       5,000         6.89%       6 months
Federal Home Loan
  Bank overnight advances                2,400         5.85%       Demand                     9,000       4.10%      Demand
                                       -------         ----     -----------                 -------       ----       -------
Balance at end of year                 $46,086                                              $31,225

     Information related to borrowings at December 31 is as follows:

                                                 2000           1999
                                                 ----           ----
Maximum outstanding at
  any month end                                $74,162        $31,225

Average amount outstanding
  during the year                              $39,155        $10,210

Average interest rate
  during the year                                6.36%          5.87%

     Average amounts outstanding and average interest rates are computed using monthly averages.

     The Company offers retail repurchase agreements primarily to its larger business customers. Under the terms of the agreement, the Company sells investment portfolio securities to the customer agreeing to repurchase the securities at a specified later date. The Company views the borrowing as a deposit alternative for its business customers. The Company at December 31, 2000 had securities with a carrying value of $6,205 pledged as collateral for these agreements.

     At December 31, 2000 and 1999, the Company had available a line of credit with the Federal Home Loan Bank of New York (FHLB) of $50,551 and $49,273, respectively, of which $2,400 and $9,000 was outstanding as of December 31, 2000 and 1999, respectively. The Company also has access to the FHLB's Term Advance Program under which it can borrow at various terms and interest rates. Residential mortgage loans in the amount of $114,178 have been pledged by the Company under a blanket collateral agreement to secure the Company's line of credit and term borrowings. At December 31, 2000, the Company's total available borrowing capacity with the FHLB was $82,209.

     At December 31, 2000 and 1999, the Company had available $15,000 of lines of credit with other financial institutions which were unused.

INCOME TAXES (Dollars In Thousands)


     The provision for income taxes for the years ended December 31 is summarized as follows:

                                                2000         1999         1998
                                                ----         ----         ----
Current tax expense                           $ 2,257      $ 2,184      $ 1,732
Deferred tax benefit                             (225)        (340)        (628)
                                              -------      -------      -------
Total provision for income taxes              $ 2,032      $ 1,844      $ 1,104

     The provision for income taxes includes the following:

                                                 2000         1999         1998
                                                 ----         ----         ----

Federal income tax                              $1,746       $1,628       $  780
New York State franchise tax                       286          216          324
                                                ------       ------       ------
Total                                           $2,032       $1,844       $1,104

     The components of deferred income taxes, included in other liabilities, at December 31, are as follows:


                                                       2000           1999
                                                       ----           ----
Assets:
Investment securities                                 $    0         $1,391
Allowance for possible loan losses                       977          1,002
Postretirement benefits                                1,047            941
Deferred compensation                                    859            753
Merger costs                                             272            274
Other                                                     63             48
                                                      ------         ------
Total Assets                                          $3,218         $4,409

Liabilities:
Investment securities                                 $  557             44
Prepaid pension                                            0            183
Depreciation                                             256            174
Other                                                     56             43
                                                      ------         ------
Total Liabilities                                     $  869         $  444
                                                      ------         ------
Net deferred tax asset                                $2,349         $3,965
                                                      ======         ======

     A reconciliation between the statutory federal income tax rate and the effective income tax rate for 2000, 1999, and 1998 is as follows:

                                                      2000     1999     1998
                                                      ----     ----     ----

Statutory federal income tax rate                     34.0%    34.0%    34.0%
State franchise tax, net of federal tax benefit        1.7%     1.5%     4.7%
Tax emempt income                                    (11.0%)  (10.3%)  (16.4%)
Other, net                                             2.6%     0.3%     2.0%
                                                      ----     ----     ----
Total                                                 27.3%    25.5%    24.3%

RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

     The Company provides retirement benefits through a defined contribution 401(k) plan that covers substantially all of its employees. Prior to July 1, 1999, a group of employees were covered by a noncontributory defined benefit pension plan. That plan was terminated effective June 30, 1999 and following a satisfactory review by the Internal Revenue Service, distributions of plan participants benefit obligations were completed during the third quarter of 2000. As a result of the settlement, the Company received $1,239 and recognized a net gain of $532 in other operating income. The pension plan had no assets remaining at December 31, 2000. The Company also provides postretirement medical and life insurance benefits to qualifying employees under a plan developed in the fourth quarter of 1999. Benefits are available to full-time employees who have worked 15 years and attained age 55. Retirees and certain active employees with more than 20 years of service to the Company continue to receive benefits in accordance with the former plans.

     The following tables set forth the changes in the plan's benefit obligation, fair value of plan assets, and prepaid (accrued) benefit cost as of December 31, 2000 and 1999.

--------------------------------------------------------------------------------------------------------
                                      PENSION BENEFITS                    POSTRETIREMENT
                                                                             BENEFITS
--------------------------------------------------------------------------------------------------------
                                             2000             1999              2000              1999
Change in benefit obligation:
Benefit obligation at
  beginning of year                         $5,455          $5,252             $3,061           $3,049
Service cost                                    --             148                 54               75
Interest cost                                  137             308                223              193
Amendments, curtailments,
  special termination                          686             303                 --               --
Actuarial (gain)/loss                           --            (277)               (96)            (118)
Benefits paid                               (6,278)           (279)              (146)            (138)
                                            ------          ------             ------           ------
Benefit obligation at end of year               $0          $5,455             $3,096           $3,061

--------------------------------------------------------------------------------------------------------
                                      PENSION BENEFITS                    POSTRETIREMENT
                                                                             BENEFITS
--------------------------------------------------------------------------------------------------------
                                              2000             1999              2000              1999
Change in plan assets:
Fair value of plan assets
  at beginning of year                      $7,098          $6,190                $ 0              $ 0
Actual return on plan assets                   419           1,187                 --               --
Benefits paid                               (6,278)           (279)                --               --
Transfer to plan sponsor                    (1,239)             --                 --               --
                                            ------          ------             ------           ------
Fair value of plan assets at end of year        $0          $7,098                $ 0              $ 0

--------------------------------------------------------------------------------------------------------
                                      PENSION BENEFITS                    POSTRETIREMENT
                                                                             BENEFITS
--------------------------------------------------------------------------------------------------------
                                               2000            1999            2000              1999
Components of prepaid/accrued
benefit cost:
Funded status                                   $0          $1,643            $(3,096)         $(3,061)
Unrecognized transition
  obligation                                    --            (216)               --               --
Unrecognized prior service cost                 --             (11)               (85)             (96)
Unrecognized actuarial
  net (gain)/loss                               --            (958)               668              791
                                            ------          ------             ------           ------
Prepaid/(accrued) benefit
  obligation at end of year                     $0            $458            $(2,513)         $(2,366)

There were no plan assets
  at December 31, 2000

     Significant assumptions used in determining the benefit obligation as of December 31, 2000 and 1999 are as follows:

--------------------------------------------------------------------------------------------------------
                                      PENSION BENEFITS                    POSTRETIREMENT
                                                                             BENEFITS
--------------------------------------------------------------------------------------------------------
                                            2000              1999             2000              1999
Weighted average discount
  rate                                       --               6.07%            7.50%             7.50%
Expected long-term rate
  of return on plan assets                   --               4.00%             --                --

For measurement purposes, with respect to the postretirement benefit plans, a
6.5 percent annual rate of increase in the per capita cost of covered health care benefits is assumed for 2001. The rate is assumed to decrease gradually to
4.5 percent by the year 2005 and remain at that level thereafter.

     The composition of the net periodic pension cost for the years ended December 31 is as follows:

                                          PENSION                                         POSTRETIREMENT
                                          BENEFITS                                           BENEFITS

                                           2000               1999          1998               2000          1999         1998
Service cost                               $--                $148          $228                $54           $75          $70
Interest cost                              137                 308           319                223           193          122
Amortization of transition                 (44)                (44)          (74)                --            --           --
  obligation

Amortization of unrecognized
  prior service cost                        (8)                 (8)           (8)                15            22          (10)

Expected return on plan
  assets                                  (156)               (513)         (511)                --            --           --

Special termination
  benefits/curtailment                     529                 260            --                 --            --          274
                                          ----                ----          ----               ----          ----         ----
Net periodic cost (benefit)               $458                $151          $(46)              $292          $290         $456

     Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:


                                              One Percentage     One Percentage
                                              Point Increase     Point Decrease

Effect on total service and                         25                 (21)
  interest cost components
Effect on postretirement                           271                (227)
  plan obligations


Contributions to the Company's 401(k) plan are determined by the Board of Directors and are based on percentages of compensation for eligible employees. Contributions are funded following the end of the plan (calendar) year. Company contributions to the plan were $470, $440, and $425 in 2000, 1999, and 1998, respectively.

DEFERRED COMPENSATION & SUPPLEMENTAL RETIREMENT PLANS

The Company maintains optional deferred compensation plans for its directors, whereby fees normally received are deferred and paid by the Company upon the retirement of the director. At December 31, 2000 and 1999 other liabilities included approximately $1,142 and $980, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2000, 1999, and 1998 approximated $162, $191, and $157, respectively.

The Company has supplemental executive retirement plans for certain employees. Included in other assets, the Company has segregated assets of $878 and $875 at December 31, 2000 and 1999, respectively, to fund the estimated benefit obligation. At December 31, 2000 and 1999, other liabilities included approximately, $1,026 and $904 accrued under these plans. The benefit obligation, service cost, and actuarial gain/(loss) were $1,339, $189, and ($272), respectively, at December 31, 2000 and $839, $124, and $58, respectively, at December 31, 1999. Compensation expense includes approximately $138, $65, and $87 relating to these plans at December 31, 2000, 1999, and 1998, respectively.


STOCK OPTION PLAN

During November 1998, shareholders approved the 1998 long-term incentive compensation plan. This plan authorized grants of options of up to 400,000 shares of authorized but unissued common stock of the Company. Under the plan, the Board of Directors may grant incentive stock options, non-qualified stock options, and restricted stock awards to officers, employees, and certain other individuals. All options have a 10-year term. Of the 306,914 options outstanding at December 31, 2000, 20,000 options vest and become exercisable ratably over a three-year period. The remainder of the options vest one year after the issue date and become exercisable based on the Company achieving specified stock prices. At December 31, 2000, there were 93,086 shares available for grant.

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

                                                 2000     1999     1998
                                                 ----     ----     ----
Net Income (in thousands):
 As reported                                    $5,425   $5,402   $3,433
 Pro forma                                       5,112    5,226    3,415
Earnings per share (basic and diluted)
 As reported                                    $ 1.52   $ 1.51   $ 0.95
 Pro forma                                        1.43     1.46     0.95

The per share weighted average fair value of stock options granted during 2000, 1999, and 1998 was $6.45, $6.15, and $6.66, respectively. Fair values were arrived at using the Black-Scholes option pricing model with the following assumptions:

                                         2000           1999           1998
                                         ----           ----           ----

Risk-free  interest rate                 6.23%          5.32%          4.63%

Expected dividend yield                  3.00%          2.00%          2.00%

Volatility                              31.20%         28.50%         22.50%

Expected life (years)                       5              5              5


     Activity in the plan for 2000, 1999, and 1998 was as follows:

                                                                       Range of      Weighted Average
                               Options            Option Price          Shares       Exercise Price of
                             Outstanding            Per Share         Exercisable   Shares Outstanding
                             -----------            ---------         -----------   ------------------
1998
----
Beginning balance                     0                       0               0                0
Granted                         100,000                 $29.125               0          $29.125
Exercised                             0                       0               0                0
Forfeited                             0                       0               0                0
Ending balance                  100,000                 $29.125               0          $29.125

1999
----
Granted                          10,000                  $21.75               0          $ 21.75
Exercised                             0                       0               0                0
Forfeited                             0                       0               0                0
Ending balance                  110,000         $21.75 - $24.75          33,334          $ 28.45

2000
----
Granted                         296,914         $17.75 - $24.75               0          $ 22.66
Exercised                             0                       0               0                0
Forfeited                       100,000                       0         (33,334)         $29.125
Ending balance                  306,914         $17.75 - $24.75           3,334          $ 22.63

As of December 31, 2000, 3,334 of the 10,000 options issued in 1999 were exercisable at an exercise price of $21.75. The options have a remaining life of
8.20 years. As of December 31, 2000, none of the 296,914 options issued in 2000 were exercisable. These options have a remaining life ranging from 9 to 10 years.

COMMITMENTS AND CONTINGENT LIABILITIES

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

     Financial instruments whose contract amounts represent credit risk:

                                                      Contract Amount
                                             -------------------------------
                                               2000                   1999
                                             -------                --------
                                                  (Dollars In Thousands)
Commitments to extend credit                 $46,057                $38,351
Standby letters of credit                       $346                 $1,443

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payments of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

     Principal operating leases are for bank premises. At December 31, 2000, aggregate future minimum lease payments under noncancelable operating leases with initial or remaining terms equal to or exceeding one year consisted of the following: 2001-$211; 2002-$185; 2003-$179; 2004-$128; 2005-$128; and $1,016
thereafter. Total rental expenses amounted to $241 in 2000, $147 in 1999, and $146 in 1998.

     The Company is required to maintain a reserve balance as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ended December 31, 2000 was $2,050.

DIVIDENDS AND RESTRICTIONS (Dollars In Thousands)

The primary source of cash to pay dividends to the Company's shareholders is through dividends from its banking subsidiary. The Federal Reserve Board and the Office of the Comptroller of the Currency are authorized to determine certain circumstances that the payment of dividends would be unsafe or unsound practice and to prohibit payment of such dividends. The payment of dividends that deplete a bank's capital base could be deemed to constitute such an unsafe or unsound practice. Banking organizations may generally only pay dividends from the combined current year and prior two years net income less any dividends previously paid during that period. At December 31, 2000, approximately $3,800 was available for the declaration of dividends by the bank. There were no loans or advances from the subsidiary bank to the Company at December 31, 2000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information of financial instruments, whether or not recognized in the statement of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The carrying amounts and estimated fair values of financial instruments are as follows:

                                      Dec. 31, 2000        Dec. 31, 2000       Dec. 31, 1999       Dec. 31, 1999
                                     Carrying Amount        Fair Value        Carrying Amount       Fair Value
                                     ---------------        ----------        ---------------       ----------
                                                                  (Dollars In Thousands)
Financial Assets:
 Cash and cash equivalents               $ 19,274            $ 19,274            $ 20,231            $ 20,231
 Investment securities                    223,078             223,220             194,382             194,382
 Net loans                                312,378             310,186             282,025             280,342
                                         --------            --------            --------            --------
 Total Financial Assets                  $554,730            $552,680            $496,638            $494,955

Financial Liabilities:
 Deposits                                $474,899            $474,572            $435,074            $434,929
 Borrowings                                46,086              46,086              31,225              31,225
                                         --------            --------            --------            --------
 Total Financial Liabilities             $520,985            $520,658            $466,299            $466,154

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

Investments Securities: Fair values for investment securities are based on quoted market prices or dealer quotes.

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

Borrowings: The carrying amounts of borrowings approximate their fair value.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and its subsidiary bank met all capital adequacy requirements to which they are subject.

As of June 30, 2000, the most recent notification from the Office of the Comptroller of the Currency categorized the bank as "well-capitalized," under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized," the bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the institution's category. The Company's actual capital amounts and ratios are presented in the following table:

                                                                                                     To be Well Capitalized
                                                                           For Capital              Under Prompt Corrective
                                                                        Adequacy Purposes              Action Provisions
                                                                      ---------------------         -----------------------
                                       Amount          Ratio           Amount         Ratio           Amount          Ratio
                                       ------          -----          --------        -----         -----------       -----
As of December 31, 2000
Total Capital (to
  Risk-Weighted Assets)                $55,703         16.22%           $27,466       >=8.00%          $34,333       >=10.00%
Tier I Capital (to                                                                    -------                        -------
  Risk-Weighted Assets)                 52,333         15.24%            13,733       >=4.00%           20,600        >=6.00%
Tier I Capital (to Average                                                            -------                        -------
  Assets)                               52,333          9.46%            22,126       >=4.00%           27,657        >=5.00%
                                                                                      -------                        -------
As of December 31, 1999
Total Capital (to
  Risk-Weighted Assets)                $54,743         17.22%           $25,435       >=8.00%          $31,794       >=10.00%
Tier I Capital (to                                                                    -------                        -------
  Risk-Weighted Assets)                 51,331         16.14%            12,718       >=4.00%           19,077        >=6.00%
Tier I Capital (to Average                                                            -------                        -------
  Assets)                               51,331         10.02%            20,488       >=4.00%           25,610        >=5.00%
                                                                                      -------                        -------

                       SELECTED QUARTERLY FINANCIAL DATA

     Summarized quarterly financial information for the years ended December 31, 2000 and 1999 are as Follows:

                           Three                                                Three
                          Months                                                Months
                           Ended                                                Ended
                          3/31/00      6/30/00      9/30/00      12/31/00      3/31/99       6/30/99      9/30/99       12/31/99
                          -------      -------      -------      --------      -------       -------      -------       --------
Total
interest
income                    $9,276       $9,920       $10,213      $10,653        $8,161       $8,784        $8,563        $9,000

Total
interest
expense                    4,161        4,642         5,138        5,526         3,330        3,472         3,505         3,914

Net
interest
income                     5,115        5,278         5,075        5,127         4,831        5,312         5,058         5,086


Provision
for loan
losses                       250          300           300          300           225          250           250           250

Non-interest
income                     1,332        1,420         2,105        1,792         1,111        1,016         1,260         1,171
Non-interest
expense                    4,382        4,485         4,871        4,899         3,947        4,199         4,074         4,405
Income
before
income
taxes                      1,815        1,913         2,009        1,720         1,770        1,879         1,994         1,602

Provision
for
income
taxes                        481          507           669          375           521          506           542           274

Net Income
Earnings                   1,334        1,406         1,340        1,345         1,249        1,373         1,452         1,328
per share:
   Basic                   $0.38        $0.40         $0.37        $0.37         $0.35        $0.38         $0.41         $0.37
   Diluted                 $0.38        $0.40         $0.37        $0.37         $0.35        $0.38         $0.41         $0.37

18.  PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial statement information of Alliance Financial Corporation is as follows:

BALANCE SHEETS

Assets                                    Dec. 31, 2000           Dec. 31, 1999
                                          -------------           -------------
                                                 (Dollars In Thousands)
Investment in subsidiary bank                $50,768                 $47,225
Cash                                           2,907                   2,369
Investment securities                             28                     268
                                             -------                 -------
Total Assets                                 $53,703                 $49,862
                                             =======                 =======
Liabilities
Dividends payable                                668                     617
                                             -------                 -------
Total Liabilities                                668                     617
                                             =======                 =======
Shareholders' Equity
Common stock                                   3,815                   3,641
Surplus                                        7,096                   3,641
Undivided profits                             46,030                  46,768
Accumulated other
  comprehensive income                           702                 (2,086)
Treasury stock                                (4,608)                 (2,719)
                                             -------                 -------
Total Shareholders' Equity                    53,035                  49,245
                                             -------                 -------
Total Liabilities and
  Shareholders' Equity                       $53,703                 $49,862
                                             =======                 =======


STATEMENTS OF INCOME
                                               Years ended Dec. 31,
                                  --------------------------------------------
                                    2000               1999              1998
                                  -------             ------            ------
                                             (Dollars In Thousands)
Dividend income from
  subsidiary bank                  $4,500             $2,500            $3,781
Investment income                       9                  7                 2
Gain on the sale of
  securities                          181                 --                --
Operating expenses                    (19)              (122)           (1,036)
                                  -------             ------            ------
                                    4,671              2,385             2,747
                                  =======             ======            ======
Equity in undistributed
  income of subsidiary                754              3,017               686
                                  -------             ------            ------
Net Income                         $5,425             $5,402            $3,433
                                  =======             ======            ======

                              STATEMENTS OF CASH FLOWS

                                                                        Years ended Dec. 31,
                                                               --------------------------------------
Operating Activities                                            2000            1999            1998
                                                               ------          ------          ------
                                                                       (Dollars in Thousands)

Net income                                                     $5,425          $5,402          $3,433
Adjustments to reconcile net income
  to net cash provided by operating activities:
Equity in undistributed net income
  of subsidiary                                                  (754)         (3,017)           (686)
Realized investment security gains                               (181)             --              --
Decrease in other assets                                           --              --             431
Increase (decrease) in other liabilities                           --            (246)            246
                                                               ------          ------          ------
Net Cash Provided by Operating Activities                       4,490           2,139           3,424

Investing Activities
Dividends received                                                 --              --           3,435
Purchase of investment securities, available-for-sale            (128)           (240)             --
Proceeds from sales of investment securities,
  available for sale                                              548              --              --
                                                               ------          ------          ------
Net Cash Provided by (Used in) Investing Activities               420            (240)          3,435

Financing Activities
Purchase and retirement of common shares                           --              --             (86)
Treasury stock purchased                                       (1,889)         (1,653)             --
Cash dividends paid                                            (2,483)         (2,510)         (2,188)
                                                               ------          ------          ------
Net Cash Used in Financing Activities                          (4,372)         (4,163)         (2,274)
                                                               ------          ------          ------
Increase (Decrease) in Cash and Cash Equivalents                  538          (2,264)          4,585
                                                               ------          ------          ------
Cash and Cash Equivalents at Beginning of Year                  2,369           4,633              48
                                                               ------          ------          ------
Cash and Cash Equivalents at End of Year                       $2,907          $2,369          $4,633
Supplemental Disclosures of Cash Flow Information:
Non-cash financing activities:
Dividend declared and unpaid                                     $668            $617            $629

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Alliance Financial Corporation

In our opinion, the accompanying consolidated statements of condition and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Alliance Financial Corporation and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
------------------------------
Syracuse, New York

January 19, 2001

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

/s/ David R. Alvord       /s/ John C. Mott               /s/ David P. Kershaw
-------------------       ----------------               -----------------------
President                 Chairman & CEO                 Chief Financial Officer
                                                         & Treasurer

Item 9 -- Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


PART III

Item 10 -- Directors and Executive Officers of the Registrant

     The information required by this Item 10 is incorporated herein by reference to the section entitled "Information Concerning Nominees for Directors, Directors Continuing in Office and Additional Executive Officers" in the Company's Proxy Statement.

     On January 18, 2001, the Company announced organizational changes to the Boards of Directors of the Company and its operating subsidiary, Alliance Bank, N.A. Boards of the Company and the Bank determined that a consolidation of the two boards, along with a reduction in the number of the combined Board members, would provide the opportunity for improved and more efficient corporate governance. The combined number of Board members was reduced from 21 to 14, with seven members retiring effective with the announcement. The consolidation reflects the Company's original plans to reduce the number of Board members after a successful transition period following the 1998 merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc.

Item 11 -- Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company"s Proxy Statement.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated herein by reference to the sections entitled "Voting Securities and Principal Holders Thereof" and "Information Concerning Nominees for Directors, Directors Continuing in Office and Additional Executive Officers" in the Company's Proxy Statement.

Item 13 -- Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated herein by reference to the section entitled "Transactions with Management" in the Company's Proxy Statement.


PART IV

Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this report:

     (1)  The following financial statements are included in Item 8:
          Consolidated Statements of Condition at December 31, 2000 and 1999. Consolidated Statements of Income For Each of the Three Years in the Period Ended December 31, 2000.
          Consolidated Statements of Comprehensive Income For Each of the Three Years in the Period Ended December 31, 2000.
          Consolidated Statements of Shareholders' Equity For Each of the Three Years in the Period Ended December 31, 2000.
          Consolidated Statements of Cash Flows For Each of the Three Years in the Period Ended December 31, 2000.
          Notes to Consolidated Financial Statements.
          Independent Accountants' Report.

     (2) Financial statement schedules are omitted from this Form 10-K since the required information is not applicable to the Company.

     (3)  Listing of Exhibits:

          The following documents are attached as Exhibits to this Form 10-K or are incorporated by reference to the prior filings of the Company with the Securities and Exchange Commission.

FORM 10-K

Exhibit
Number    Exhibit
------    -------

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

10.11 Employment Agreement, dated as of May 1, 2000, by and among the Company, Alliance Bank, N.A., and Jack H. Webb(5)

10.12 Supplemental Retirement Agreement, dated as of May 1, 2000, by and among the Company, Alliance Bank, N.A., and Jack H. Webb(5)

10.13 First National Bank of Cortland Excess Benefit Plan for David R. Alvord, dated December 31, 1991, and all amendments thereto(6)

21        List of the Company's Subsidiaries(6)

23        Consent of PricewaterhouseCoopers LLP(6)


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

(3) Incorporated herein by reference to the exhibit numbers 10.1 and 10.2 to quarterly reports on Form 10-Q of the Company (File No. 0-15366) filed with the Commission on May 17, 1999.

(4) Incorporated herein by reference to the exhibit number 10.1 to quarterly reports on Form 10-Q of the Company (File No. 0-15366) filed with the Commission on August 13, 1999.

(5) Incorporated herein by reference to the exhibit number 10.1 and 10.2 to quarterly reports on Form 10-Q of the Company (File No. 0-15366) filed with the Commission on August 14, 2000.

(6)  Filed herewith.


Item 14(b) -- Reports on Form 8-K

     No Current Reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 2000.

Item 14(c)

     See Item 14 (a) (3) above.

Item 14(d)

     See Item 14 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ALLIANCE FINANCIAL CORPORATION
                                               (Registrant)

Date  March 30, 2001                       By  /s/ David R. Alvord
    ------------------------------------     ----------------------------------
                                               David R. Alvord, President
                                              (Principal Executive Officer)


Date  March 30, 2001                       By  /s/ David P. Kershaw
    ------------------------------------     ----------------------------------
                                               David P. Kershaw, Treasurer & CFO
                                               (Principal Financial and
                                                Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.


/s/ Mary Pat Adams                         Date  March 30, 2001
---------------------------------------        ---------------------------------
Mary Pat Adams, Director


/s/ David R. Alvord                        Date  March 30, 2001
---------------------------------------        ---------------------------------
David R. Alvord, President and Director
(Principal Executive Officer)


/s/ Donald S. Ames                         Date  March 30, 2001
---------------------------------------        ---------------------------------
Donald S. Ames,  Secretary and Director


/s/ John H. Buck                           Date  March 30, 2001
---------------------------------------        ---------------------------------
John H. Buck, Director


/s/ Donald H. Dew                          Date  March 30, 2001
---------------------------------------        ---------------------------------
Donald H. Dew, Director


/s/ Peter M. Dunn                          Date  March 30, 2001
---------------------------------------        ---------------------------------
Peter M. Dunn, Director


/s/ Samuel J. Lanzafame                    Date  March 30, 2001
---------------------------------------        ---------------------------------
Samuel J. Lanzafame, Director


/s/ Robert M. Lovell                       Date  March 30, 2001
---------------------------------------        ---------------------------------
Robert M. Lovell, Director


/s/ John C. Mott                           Date  March 30, 2001
---------------------------------------        ---------------------------------
John C. Mott, Chairman and Director


                                           Date
---------------------------------------        ---------------------------------
Charles E. Shafer, Director


                                           Date
---------------------------------------        ---------------------------------
Charles H. Spaulding, Director


/s/ David J. Taylor                        Date  March 30, 2001
---------------------------------------        ---------------------------------
David J. Taylor, Director


/s/ Jack H. Webb                           Date  March 30, 2001
---------------------------------------        ---------------------------------
Jack H. Webb, Executive Vice President
and Director