Form 10-Q
period 2001-03-31
ALLIANCE FINANCIAL CORP /NY/
filed 2001-05-15
CIK 796317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001


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

                                    Yes  X                    No
                                       -----                    -------

The number of shares outstanding of the Registrant's common stock on May 11, 2001: Common Stock, $1.00 Par Value - 3,535,903 shares.

                                    CONTENTS


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Statements of Condition as of March 31, 2001 (unaudited) and December 31, 2000

          Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2001 and 2000 (unaudited)

          Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2001 and 2000 (unaudited)

          Consolidated Statements of Changes in Shareholders' Equity for the Three Months Ended March 31, 2001 (unaudited)

          Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000 (unaudited)

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

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         ALLIANCE FINANCIAL CORPORATION
                      Consolidated Statements of Condition
                             (Dollars in Thousands)
                                              March 31, 2001   December 31, 2000
                                                 (Unaudited)              (Note)
ASSETS
   Cash and due from banks                         $  19,063          $  19,274
   Federal funds sold                                 19,100               --
                                                   ---------          ---------
      Total cash and cash equivalents                 38,163             19,274
   Held-to-maturity investment securities              9,762             10,223
   Available-for-sale investment securities          216,573            212,855
                                                   ---------          ---------
      Total investment securities (fair value
      $226,568 & $223,220, respectively)             226,335            223,078
   Total loans                                       331,696            316,112
   Unearned income                                      (262)              (364)
   Allowance for possible loan losses                 (3,705)            (3,370)
                                                   ---------          ---------
       Net loans                                     327,729            312,378

   Bank premises, furniture, and equipment            10,790             10,671
   Other assets                                       15,929             15,386
                                                   ---------          ---------
       Total Assets                                $ 618,946          $ 580,787
                                                   =========          =========

LIABILITIES
   Non-interest-bearing deposits                   $  53,495          $  52,195
   Interest-bearing deposits                         453,902            422,704
                                                   ---------          ---------
      Total deposits                                 507,397            474,899
   Borrowings                                         50,297             46,086
   Other liabilities                                   7,268              6,767
                                                   ---------          ---------

      Total Liabilities                              564,962            527,752

SHAREHOLDERS' EQUITY
   Preferred stock (par value $25.00)
     1,000,000 shares authorized, none issued
   Common stock (par value $1.00)
     10,000,000 shares authorized
     3,815,305 and 3,815,305 shares issued;
     3,583,826 and 3,608,840 shares
       outstanding, respectively                       3,815              3,815
   Surplus                                             7,096              7,096
   Undivided profits                                  46,531             46,030
   Accumulated other comprehensive income              1,632                702
   Treasury stock, at cost; 231,479 shares
      and 206,465 shares, respectively                (5,090)            (4,608)
                                                   ---------          ---------

      Total Shareholders' Equity                      53,984             53,035

      Total Liabilities & Shareholders' Equity     $ 618,946          $ 580,787
                                                   =========          =========

The accompanying notes are an integral part of the consolidated financial statements.

                         ALLIANCE FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                             (Dollars in Thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                              2001         2000
Interest Income:
   Interest & fees on loans                                 $ 7,057       $6,117
   Interest on investment securities                          3,242        3,043
   Interest on federal funds sold                               272          116
                                                            -------       ------

      Total Interest Income                                  10,571        9,276

Interest Expense:
   Interest on deposits                                       4,853        3,794
   Interest on borrowings                                       756          367
                                                            -------       ------

      Total Interest Expense                                  5,609        4,161

      Net Interest Income                                     4,962        5,115

Provision for loan losses                                       590          250
                                                            -------       ------

      Net Interest Income After Provision
        for Losses                                            4,372        4,865

Other Income                                                  2,017        1,332
                                                            -------       ------

      Total Operating Income                                  6,389        6,197

Other Expenses                                                4,915        4,392
                                                            -------       ------

      Income Before Income Taxes                              1,474        1,805

Provision for income taxes                                      309          471
                                                            -------       ------

      Net Income                                            $ 1,165       $1,334
                                                            =======       ======

Net Income per Common Share - Basic                         $   .32       $  .38
                                                            =======       ======

Net Income per Common Share - Diluted                       $   .32       $  .38
                                                            =======       ======

The accompanying notes are an integral part of the consolidated financial statements.

                         ALLIANCE FINANCIAL CORPORATION
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                             (Dollars in Thousands)

                                                              Three Months
                                                                  Ended
                                                                March 31,
                                                            2001          2000

Net Income                                                 $ 1,165      $ 1,334

Other Comprehensive Income, net of taxes:
   Unrealized net gain on securities:

   Unrealized holding gains (losses) arising
      during the period                                      2,170         (585)

   Reclassification adjustment for (gains) losses
     included in net income                                   (621)          (1)
                                                           -------      -------

                                                             1,549         (586)

Income tax (provision) benefit                                (619)         235
                                                           -------      -------

Other Comprehensive income (losses), net of                    930         (351)
                                                           -------      -------
  tax

Comprehensive Income                                       $ 2,095      $   983

The accompanying notes are an integral part of the consolidated financial statements.

                         ALLIANCE FINANCIAL CORPORATION
           Consolidated Statements of Changes in Shareholders' Equity
                    For the Three Months Ended March 31, 2001
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                                 Accumulated
                                              Issued                                                   Other
                                              Common       Common               Undivided      Comprehensive    Treasury
                                              Shares        Stock      Surplus    Profits               Loss       Stock      Total
                                              ------       ------      -------   --------              -----       -----      -----

Balance at December 31, 2000                 3,815,305     $ 3,815     $7,096    $46,030               $  702    $(4,608)   $53,035

   Net Income                                                                      1,165                                      1,165

   Cash Dividend, $.185 per share                                                   (664)                                      (664)

   Change in unrealized net gain on
     investment securities                                                                                930                   930

   Treasury stock purchased                                                                                         (482)      (482)

Balance at March 31, 2001                    3,815,305     $ 3,815     $7,096    $46,531               $1,632    $(5,090)   $53,984
                                                           =======     ======    =======               ======    =======    =======


The accompanying notes are an integral part of the financial statements.

                         ALLIANCE FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)
                                                                          Three Months Ended
                                                                               March 31,
OPERATING ACTIVITIES                                                       2001        2000
      Net Income                                                        $  1,165    $  1,334
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Provision for loan losses                                              590         250
      Provision for depreciation                                             323         285
      Realized investment security gains                                    (621)         (1)
      Amortization of investment security premiums, net                      183          47
      Change in other assets and liabilities                                (538)       (125)
                                                                        --------    --------
         Net Cash Provided by Operating Activities                         1,102       1,790

INVESTMENT ACTIVITIES
      Proceeds from maturities of investment securities,
        available-for-sale                                                18,161       6,929
      Proceeds from maturities of investment securities,
        held-to-maturity                                                   2,168         245
      Purchase of investment securities, available-for-sale              (38,899)    (27,615)
      Purchase of investment securities, held-to-maturity                 (1,708)       (394)
      Proceeds from the sale of investment securities                     19,008           4
      Increase in surrender value of life insurance                         (119)       --
      Net (increase) decrease in loans                                   (15,941)      1,575
      Purchase of premises and equipment, net                               (442)       (717)
                                                                        --------    --------
         Net Cash Used by Investing Activities                           (17,772)    (19,973)

FINANCING ACTIVITIES
      Net increase in demand deposits, NOW & savings accounts             28,484      18,698
      Net increase in time deposits                                        4,014      12,734
      Net increase (decrease) in borrowings                                4,211      (5,570)
      Treasury Stock purchased                                              (482)       (593)
      Cash dividends                                                        (668)       (617)
                                                                        --------    --------
         Net Cash Provided by Financing Activities                        35,559      24,652
         Increase in Cash and Cash Equivalents                            18,889       6,469
      Cash and cash equivalents at beginning of year                      19,274      20,231
                                                                        --------    --------
         Cash and Cash Equivalents at End of Period                     $ 38,163    $ 26,700
                                                                        --------    --------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest on deposits and borrowings                               $  4,991    $  3,915
      Income taxes                                                          --            53

Non-Cash Investing Activities:
      Decrease (Increase) in net unrealized gains/losses on
         available-for-sale securities                                    (1,549)        586

Non-Cash Financing Activities:
      Dividend declared and unpaid                                           664         613


The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   Basis of Presentation

     The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of the Company, together with Management's Discussion and Analysis of the Results of Operations and Financial Condition as of December 31, 2000 and for the three-year period then ended, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part I.

     All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months ended March 31, 2001 and 2000.

B.   Earnings Per Share

     Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months ended March 31, 2001 and 2000, using 3,596,989 and 3,517,408 weighted average common shares outstanding for the three months then ended. Diluted earnings per share gives effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. For the three months ended March 31, 2001, the assumed exercise of options was not dilutive.



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

The following discussion presents material changes in the Company's results of operations and financial condition during the three months ended March 31, 2001, which are not otherwise apparent from the consolidated financial statements included in this report.

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

Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


Results of Operations for the Three Months Ended March 31, 2001

Net income was $1,165,000, or $.32 per share, for the first quarter of 2001 compared to $1,334,000,or $.38 per share, for the same period in 2000. Net income declined $169,000, or 12.7%, while earnings per share declined $.06, or 15.8%, over the comparable period. The return on average assets and return on average shareholder's equity were 0.77% and 8.79%, respectively, for the three months ended March 31, 2001, compared to 1.01% and 10.88%, respectively, for the first quarter of 2000.

Strong growth in average earning assets, which increased $66,962,000, or 13.5%, when comparing the first quarter of 2001 to the prior year's first quarter, was the key driver of increased interest income that was up $1,295,000, or 14%. The growth in interest income consisted of increases in interest and fees on loans, which were up $940,000, and interest on investment securities and federal funds sold, which were up $355,000, when comparing the quarter ended March 31, 2001 to the quarter ended March 31, 2000. Average loans, net of unearned discount, for the first quarter of 2001 were $326,093,000 compared to $282,497,000 for the first quarter of 2000, an increase of $43,596,000, or 15.4%. Growth in average loans was significant both in commercial loans, which were up $12,676,000, or
12.4 %, and indirect auto loans that were up $23,763,000, or 116.3%, for the comparable periods. Average residential mortgage loans were up $5,840,000, or 5.1%, for the most recent quarter compared to last year's first quarter. Average investment securities for the quarter ended March 31, 2001 were $16,695,000, or 8.3% greater than the comparable 2000 period. Yields on average earning assets increased slightly, from 7.72% to 7.75%, when comparing last year's to this year's first quarter. Although lower market interest rates in the first quarter of 2001, compared to the first quarter of 2000, put pressure on loan yields, the Company's loan portfolio yield for the comparable periods remained unchanged at 8.66%, as the Company increased its percentage of higher yielding consumer loans to total loans. The tax equivalent yield on the investment portfolio increased 11 basis points, to 6.59%, for the quarter ended March 31, 2001 when compared to the prior year's first quarter as a result of the purchase of higher yielding bonds during 2000. Federal Reserve Board action reduced the federal funds rate significantly during the first quarter of 2001, resulting in average yields for the quarter that were 70 basis points lower when compared to the prior year first quarter.

Interest expense of $5,609,000 for the three month period ended March 31, 2001 compared to $4,161,000 for the same period in the prior year, an increase of $1,448,000, or 34.8%. The average cost of interest bearing liabilities for the first quarter of 2001, at 4.54%, was up 58 basis points compared to the first quarter of 2000, while at the same time average interest bearing liabilities over the comparable periods increased by $73,098,000, or 17.4%. Market interest rates rose during 2000 resulting in higher deposit rates being paid on accounts throughout the period. Fixed rate time deposit accounts, particularly personal certificates of deposits issued in connection with promoting the opening of three new branches during the second half of 2000, continued to carry a higher cost throughout the first quarter of 2001, pending their renewal in the second quarter. As a result, interest expense on deposits for the quarter ended March 31, 2001 was up $1,059,000, or 27.9%, over the prior year first quarter, and the average cost of interest bearing deposits increased 55 basis points to 4.38%. The Company's interest expense on borrowings, primarily through the Federal Home Loan Bank, increased $389,000 as a result of both an increase in the rates paid and an increase in average borrowings outstanding when comparing the first quarter in 2001 to the comparable quarter in 2000. Interest rates on the borrowings increased from an average rate of 5.91% for the quarter ended March 31, 2000 to 6.04% for the quarter ended March 31, 2001, and balances outstanding increased $25,227,000 for the comparable periods. As a result, net interest income for the quarter ended March 31, 2001 in the amount of $4,962,000 declined $153,000, or 3.0%, compared to $5,115,000 for the quarter ended March 31, 2000.

The provision for loan loss expense for the first quarter of 2001 was $590,000, an increase of $340,000 compared to the first quarter of 2000 with the increase supporting the significant growth in loans.

Non-interest income for the quarter ended March 31, 2001 increased $685,000, or 51.4%, to $2,017,000 when compared to $1,332,000 for the quarter ended March 31, 2000. The most significant item impacting the increase in non-interest income was a $621,000 gain on the sale of securities. Investment securities, that were purchased during the second half of 2000 based on their gain potential in a falling rate environment, were sold during the quarter. The Company had essentially no security gains during the first quarter of 2000. Also contributing to the increase when comparing first quarters, was a $124,000, or 27.2%, increase in service charge on deposits, which resulted from pricing changes. Trust department income, which had reported double digit increases over the past two years, was negatively impacted by declining stock market values, and was down 6.9% when comparing the current quarter to the prior year first quarter.

Non-interest expense for the three months ended March 31, 2001 increased $523,000, or 11.9%, when compared to the quarter ended March 31, 2000. The increase was most significantly attributed to salary and benefits expense, that increased $388,000, or 15.7%. Increased costs were associated with staffing at the new branches, the hiring of executives key to senior management succession, and the acquisition of staff to support increased sales. Occupancy and equipment expense was up $99,000, or 13.8%, for the comparable periods. The Company had increased costs associated with the new branches, and the purchase and development of networking systems designed to improve staff communication as well as improve customer service at branch locations and via the internet. Other non-interest expense was up less than 3% over the comparable periods.

Financial Condition

Total assets increased $38,159,000, or 6.6%, from $580,787,000 at December 31, 2000 to $618,946,000 at March 31, 2001. For the three months ended March 31, 2001, total loans net of unearned discount increased $15,686,000, or 5%, to $331,434,000. Commercial loans increased $10,919,000, or 10.1%, while indirect auto loans increased $4,194,000, or 10%. The quality of the loan portfolio improved as non-performing loans as a percentage of total loans declined from 0.46% on December 31, 2000 to 0.30% at March 31, 2001. The coverage ratio of the allowance for loan losses to non-performing loans improved from 2.30 times to
3.72 times when comparing year-end

2000 to March 31, 2001. Net loan losses for the three months ended March 31, 2001 were $255,000, compared to $452,000 in the fourth quarter of 2000. The ratio of net loan losses to average loans for the first quarter of 2001 at 0.31% declined significantly from the 0.40% rate for the year 2000. The allowance for possible loan losses balance as of March 31, 2001, in the amount of $3,705,000 represented 1.12% of total loans compared to 1.07% at year-end 2000. Investment securities as of March 31, 2001 in the amount of $226,335,000 were up $3,257,000, or 1.5%, since December 31, 2000. Deposits as of March 31, 2001 increased $32,498,000, or 6.8%, to $507,397,000 compared to the prior year-end. Substantially all of the growth in deposits was reported in personal and public funds money market accounts that were more aggressively priced during the quarter. The Company's borrowings, consisting primarily of advances from the Federal Home Loan Bank, increased 9.1%, to $50,297,000 in the first three months of 2001 and funded new indirect loans. Shareholders' equity at March 31, 2001 was $53,984,000, or 8.7% of assets. During the first three months of 2001 the Company's shareholders' equity increased by $501,000 through the addition of retained earnings, and $930,000 as a result of appreciation in the Company's investment portfolio which was reflected in accumulated other comprehensive income component of equity. Purchases of treasury stock during the first three months of 2001 reduced equity by $482,000.


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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk


The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure using a computer simulation model that measures the impact of changes in interest rates on its interest income. As of March 31, 2001, an instantaneous 200 basis point increase in market interest rates was estimated to have a negative impact of 9.5% on net interest income over the next twelve month period, while a 200 basis point decrease in market interest rates was estimated to have a positive impact of 3.7% on the Company's net interest income. By comparison, at December 31, 2000 the Company estimated an instantaneous 200 basis point rise in rates would have a negative impact of 11.9% on net interest income during the following twelve month period while a 200 basis point decline in rates would have a positive impact of 6.7% on net interest income during the following twelve month period. The Company reduced its interest rate risk during the first quarter of 2001 as it sold longer term investment securities and purchased investments with shorter maturities and adjustable rate characteristics. The potential change in net interest income resulting from this analysis falls within the Company's interest rate risk policy guidelines.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         None


Item 5.  Other Information
         None


Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits required by Item 601 of Regulation S-K:

         Ex. No.      Description

            3.1 Amended and Restated Certificate of Incorporation of the Company(1)
            3.2       Amended and Restated Bylaws of the Company(1)
           10.1 Amendment, dated March 26, 2001, to the Employees' Supplemental Retirement Plan, by and among the Company, Alliance Bank, N.A. and David R. Alvord(2)
         --------------------------
            (1) Incorporated herein by reference to the exhibit with the same number to the Registration Statement on Form S-4 (Registration No. 333-62623) of the Company previously filed with the Securities and Exchange Commission on August 31, 1998, as amended.
             (2)      Filed herewith.

         b)  Reports on Form 8-K
             None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ALLIANCE FINANCIAL CORPORATION



DATE   May 15, 2001                 /s/  David R. Alvord
    ------------------------      --------------------------------------------
                                           David R. Alvord, President



DATE   May 15, 2001                 /s/ David P. Kershaw
    ------------------------      --------------------------------------------
                                           David P. Kershaw, Treasurer & CFO

                                    AMENDMENT

                               ALLIANCE BANK, N.A.
                                       and
                         ALLIANCE FINANCIAL CORPORATION
                    EMPLOYEES' SUPPLEMENTAL T RETIREMENT PLAN


     THIS AMENDMENT ("Amendment") is dated March 26, 2001, by and among ALLIANCE BANK, N.A., a banking organization organized under the laws of the state of New York ("Bank") and ALLIANCE FINANCIAL CORPORATION, a New York corporation and registered bank holding company ("Corporation") (the Corporation and the Bank are referred to collectively herein as "Employer") and DAVID R. ALVORD, who resides at 4034 Highland Road, Cortland, New York ("Employee").

                                    RECITALS

     WHEREAS, the Employer sponsors a certain supplemental retirement plan for the benefit of Employee (the "Plan"), originally effective January1, 1991, as subsequently amended effective December 20, 2000 by an agreement by and among all of the parties hereto ("Agreement"); and

     WHEREAS, such Agreement is set forth on Exhibit "A", attached hereto and made a part hereof; and

     WHEREAS, the parties wish to amend the Agreement as allowed under Paragraph 10 thereof.

     NOW, THEREFORE, the Agreement is hereby amended effective as of the day and year first above written as follows:

     FIRST: Paragraph 3 of the Agreement shall be deleted in its entirety and replaced with the following:

          "3. Floor Annual Benefit. Notwithstanding anything in the Plan to the contrary, upon his ultimate retirement from service with the Employer and regardless of when such retirement may occur, Employee shall be entitled to an annual retirement benefit that is not less than the annual benefit that has accrued under the Plan calculated as of December 31, 2000."

     SECOND: The Agreement shall be renumbered so that the Terms sections of the Agreement begin with Paragraph 1 and end with Paragraph 9 instead of beginning with Paragraph 2 and ending with Paragraph 10.

     As amended hereby, all of the terms and provisions of the Agreement shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties have executed this Amendment the day and year first above written.

                                    ALLIANCE BANK, N.A.


                                    By:        /s/ Donald S. Ames
                                    Name:  Donald S. Ames
                                    Title:     Chairman - Compensation Committee


                               ALLIANCE FINANCIAL
                                    CORPORATION


                                    By:        /s/ Donald S. Ames
                                    Name:   Donald S. Ames
                                    Title:     Chairman - Compensation Committee




                                    /s/  David R. Alvord
                                    David R. Alvord