Form 10-Q
period 2001-06-30
ALLIANCE FINANCIAL CORP /NY/
filed 2001-08-14
CIK 796317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended June 30, 2001


     Commission file number 0-15366

                         ALLIANCE FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

             New York                                           16-1276885
(State or other jurisdiction of                            (IRS Employer I.D.#)
 incorporation or organization)

65 Main Street, Cortland, New York                                 13045
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

The number of shares outstanding of the Registrant's common stock on August 7, 2001: Common Stock, $1.00 Par Value - 3,492,263 shares.

                                    CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Statements of Condition as of June 30, 2001 (unaudited) and December 31, 2000

     Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2001 and 2000 and Six Months Ended June 30, 2001 and 2000 (unaudited)

     Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2001 and 2000 and Six Months Ended June 30, 2001 and 2000 (unaudited)

     Consolidated Statements of Changes in Shareholders' Equity for the Six Months Ended June 30, 2001 (unaudited)

     Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000 (unaudited)

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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         ALLIANCE FINANCIAL CORPORATION
                      Consolidated Statements of Condition
                             (Dollars in Thousands)

                                                      June 30, 2001     December 31, 2000
                                                        (Unaudited)                (Note)
ASSETS
   Cash and due from banks                                $  19,754             $  19,274
   Federal funds sold                                            --                    --
                                                          ---------             ---------
      Total cash and cash equivalents                        19,754                19,274
   Held-to-maturity investment securities                     9,337                10,223
   Available-for-sale investment securities                 245,941               212,855
                                                          ---------             ---------
      Total investment securities (fair value
      $255,753 & $223,220, respectively)                    255,278               223,078
   Total loans                                              348,753               316,112
   Unearned income                                             (195)                 (364)
   Allowance for possible loan losses                        (3,810)               (3,370)
                                                          ---------             ---------
       Net loans                                            344,748               312,378

   Bank premises, furniture, and equipment                   10,672                10,671
   Other assets                                              15,745                15,386
                                                          ---------             ---------
       Total Assets                                       $ 646,197             $ 580,787
                                                          =========             =========

LIABILITIES
   Non-interest-bearing deposits                          $  53,999             $  52,195
   Interest-bearing deposits                                437,562               422,704
                                                          ---------             ---------
      Total deposits                                        491,561               474,899
   Borrowings                                                93,865                46,086
   Other liabilities                                          7,020                 6,767
                                                          ---------             ---------

      Total Liabilities                                     592,446               527,752

SHAREHOLDERS' EQUITY
   Preferred stock (par value $25.00)
     1,000,000 shares authorized, none issued
   Common stock (par value $1.00)
     10,000,000 shares authorized
     3,815,305 and 3,815,305 shares issued;
     3,524,603 and 3,608,840 shares
       outstanding, respectively                              3,815                 3,815
   Surplus                                                    7,096                 7,096
   Undivided profits                                         47,240                46,030
   Accumulated other comprehensive income                     1,827                   702
   Treasury stock, at cost; 290,702 shares
      and 206,465 shares, respectively                       (6,227)               (4,608)
                                                          ---------             ---------

      Total Shareholders' Equity                             53,751                53,035

      Total Liabilities & Shareholders' Equity            $ 646,197             $ 580,787
                                                          =========             =========

The accompanying notes are an integral part of the consolidated financial statements.

                         ALLIANCE FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in Thousands, except per share data)

                                           Three Months Ended   Six Months Ended
                                                 June 30,            June 30,
                                             2001       2000      2001      2000
Interest Income:
   Interest & fees on loans                 $ 7,239   $6,449   $14,296   $12,566
   Interest on investment securities          3,190    3,354     6,432     6,397
   Interest on federal funds sold                99      117       371       233
                                            -------   ------   -------   -------

      Total Interest Income                  10,528    9,920    21,099    19,196

Interest Expense:
   Interest on deposits                       4,381    4,127     9,234     7,921
   Interest on borrowings                       692      515     1,448       882
                                            -------   ------   -------   -------
      Total Interest Expense                  5,073    4,642    10,682     8,803

      Net Interest Income                     5,455    5,278    10,417    10,393

Provision for loan losses                       490      300     1,080       550
                                            -------   ------   -------   -------
      Net Interest Income After Provision
        for Losses                            4,965    4,978     9,337     9,843

Other Income                                  1,698    1,420     3,715     2,752
                                            -------   ------   -------   -------
      Total Operating Income                  6,663    6,398    13,052    12,595

Other Expenses                                4,912    4,498     9,827     8,890
                                            -------   ------   -------   -------
      Income Before Income Taxes              1,751    1,900     3,225     3,705

Provision for income taxes                      391      494       700       965
                                            -------   ------   -------   -------
      Net Income                            $ 1,360   $1,406   $ 2,525   $ 2,740
                                            =======   ======   =======   =======

Net Income per Common Share - Basic         $   .38   $  .40   $   .71   $   .78
                                            =======   ======   =======   =======

Net Income per Common Share - Diluted       $   .38   $  .40   $   .71   $   .78
                                            =======   ======   =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

                         ALLIANCE FINANCIAL CORPORATION
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                             (Dollars in Thousands)

                                                        Three Months            Six Months
                                                           Ended                  Ended
                                                          June 30,               June 30,
                                                       2001       2000       2001       2000

Net Income                                          $ 1,360    $ 1,406    $ 2,525    $ 2,740

Other Comprehensive Income, net of taxes:
   Unrealized net gain on securities:

   Unrealized holding gains (losses) arising
      during the period                                 667        286      2,837       (299)

   Reclassification adjustment for (gains) losses
     included in net income                            (342)      (186)      (963)      (187)
                                                    -------    -------    -------    -------

                                                        325        100      1,874       (486)

Income tax (provision) benefit                         (130)       (40)      (749)       195
                                                    -------    -------    -------    -------

Other Comprehensive income (losses), net of             195         60      1,125       (291)
  tax                                               -------    -------    -------    -------


Comprehensive Income                                $ 1,555    $ 1,466    $ 3,650    $ 2,449


The accompanying notes are an integral part of the consolidated financial statements.

                         ALLIANCE FINANCIAL CORPORATION
           Consolidated Statements of Changes in Shareholders' Equity
                     For the Six Months Ended June 30, 2001
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                     Accumulated
                                          Issued                                           Other
                                          Common      Common            Undivided  Comprehensive   Treasury
                                          Shares       Stock   Surplus    Profits           Loss      Stock      Total
                                          ------       -----   -------    -------           ----      -----      -----
 Balance at December 31, 2000          3,815,305      $3,815    $7,096    $46,030         $  702    $(4,608)   $53,035

    Net Income                                                              2,525                                2,525

    Cash Dividend, $.37 per share                                          (1,315)                              (1,315)

    Change in unrealized net gain on
      Investment securities                                                                1,125                 1,125

    Treasury stock purchased                                                                         (1,619)    (1,619)

 Balance at June 30, 2001              3,815,305      $3,815    $7,096    $47,240         $1,827    $(6,227)   $53,751
                                                   ========= =========  =========      =========  =========  =========


The accompanying notes are an integral part of the financial statements.

                         ALLIANCE FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                     Six Months Ended
                                                                                         June 30,
OPERATING ACTIVITIES                                                                  2001        2000
      Net Income                                                                 $   2,525    $  2,740
Adjustments to reconcile net income to net cash provided by operating activities:

      Provision for loan losses                                                      1,080         550
      Provision for depreciation                                                       669         577
      Realized investment security gains                                              (963)       (187)
      Amortization of investment security premiums and discounts, net                  (53)         82
      Change in other assets and liabilities                                          (599)       (898)
                                                                                 ---------    --------
         Net Cash Provided by Operating Activities                                   2,659       2,864

INVESTMENT ACTIVITIES
      Proceeds from maturities of investment securities,
        available-for-sale                                                          37,676      10,382
      Proceeds from maturities of investment securities,
        held-to-maturity                                                             4,401       4,427
      Purchase of investment securities, available-for-sale                       (103,083)    (39,838)
      Purchase of investment securities, held-to-maturity                           (3,515)     (2,933)
      Proceeds from the sale of investment securities                               35,211       6,725
      Increase in surrender value of life insurance                                   (240)       (231)
      Net increase in loans                                                        (33,450)    (20,783)
      Purchase of premises and equipment, net                                         (670)     (1,724)
                                                                                 ---------    --------
         Net Cash Used by Investing Activities                                     (63,670)    (43,975)

FINANCING ACTIVITIES
      Net increase in demand deposits, NOW & savings accounts                       26,770      14,289
      Net decrease in time deposits                                                (10,108)    (14,413)
      Net increase in borrowings                                                    47,779      42,937
      Treasury Stock purchased                                                      (1,619)       (743)
      Cash dividends                                                                (1,331)     (1,229)
                                                                                 ---------    --------
         Net Cash Provided by Financing Activities                                  61,491      40,841
         Increase (decrease) in Cash and Cash Equivalents                              480        (270)
      Cash and cash equivalents at beginning of year                                19,274      20,231
                                                                                 ---------    --------
         Cash and Cash Equivalents at End of Period                              $  19,754    $ 19,961
                                                                                 ---------    --------

Supplemental disclosures of cash flow information: Cash paid during the period for:
      Interest on deposits and borrowings                                        $  11,160    $  7,937
      Income taxes                                                                     890         922

Non-Cash Investing Activities:
      (Increase) decrease in net unrealized gains/losses on
         available-for-sale securities                                              (1,874)        486

Non-Cash Financing Activities:
      Dividend declared and unpaid                                                     652         611


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

     All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months and six months ended June 30, 2001 and 2000.

B.   Earnings Per Share

     Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and six months ended June 30, 2001 and 2000, using 3,552,325 and 3,494,239 weighted average common shares outstanding for the three months ended, and 3,574,533 and 3,505,824 weighted average common shares outstanding for the six months ended, respectively. Diluted earnings per share gives effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. For the three months and six months ended June 30, 2001, the assumed exercise of options was not dilutive.



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

The following discussion presents material changes in the Company's results of operations and financial condition during the three and six months ended June 30, 2001, which are not otherwise apparent from the consolidated financial statements included in this report.

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

Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Results of Operations for the Three Months Ended June 30, 2001

Net income was $1,360,000, or $.38 per share, for the second quarter of 2001 compared to $1,406,000, or $.40 per share, for the same period in 2000. Net income declined $46,000, or 3.3%, while earnings per share declined $.02, or 5%, over the comparable period. The return on average assets and return on average shareholder's equity were 0.88% and 10.19%, respectively, for the three months ended June 30, 2001, compared to 1.02% and 11.49%, respectively, for the second quarter of 2000.

Strong growth in average earning assets, which increased $54,500,000, or 10.5%, when comparing the second quarter of 2001 to the prior year's second quarter, was the key driver of increased interest income, that was up $608,000, or 6.1%. The growth in interest income resulted from increases in interest and fees on loans, which were up $790,000, or 12.2%. The significant increase in loan income is the result of an increase of $50,538,000, or 17.3%, in average gross loans for the second quarter of 2001 compared to the second quarter of 2000. Average loans were $342,099,000 for the second quarter of 2001. Growth in average loans was significant both in commercial loans, which were up $17,144,000, or 16.2 %, and indirect auto loans that were up $22,917,000, or 90.4%, for the comparable periods. Average residential mortgage loans were up $9,174,000, or 8.1%, for the most recent quarter compared to last year's second quarter. Lower market interest rates in the second quarter of 2001, compared to the second quarter of 2000, put pressure on loan yields, and as a result the Company's loan portfolio yield for the comparable periods declined from 8.87% to 8.47%.

Lower market interest rates also negatively impacted the yield on the Company's investment portfolio. The tax equivalent yield on the investment portfolio declined 30 basis points, to 6.30%, for the quarter ended June 30, 2001 when compared to the prior year's second quarter, as maturing investments were reinvested at lower yields. An increase in average investment securities for the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000, in the amount of $2,541,000, or 1.2%, minimized the decline in investment income. Investment income for the comparable periods declined $164,000, or 4.9%.

The yields on all average earning assets declined 29 basis points, from 7.86%, to 7.57%, when comparing last year's to this year's second quarter. Federal Reserve Board actions over the past twelve months reduced the federal funds rate by 275 basis points.

Interest expense of $5,073,000 for the three month period ended June 30, 2001 compared to $4,642,000 for the same period in the prior year, an increase of $431,000, or 9.3%. The average cost of interest bearing liabilities for the second quarter of 2001, at 4.01%, declined 17 basis points compared to the second quarter of 2000, while at the same time average interest bearing liabilities over the comparable periods increased by $61,860,000, or 13.9%.

Lower market interest rates during 2001 resulted in lower rates being paid on deposits, as account balances repriced to competitive rates throughout the 2001 second quarter. Included in the repricing were a significant number and amount of maturing high rate personal certificates of deposits, that were issued in connection with promoting the opening of three new branches in 2000. The full benefit resulting from repricing these certificates of deposits will not be realized until the third quarter of 2001. Average interest bearing deposits increased $42,133,000, or 10.3%, when comparing the second quarter of 2001 to the same quarter in 2000. As a result of growth in interest bearing deposit balances and lower rates paid on deposits, the average cost of interest bearing deposits declined 15 basis points to 3.87%, and interest expense on deposits increased $254,000, or 6.2%, for the comparable periods.

The Company also paid a lower average rate on borrowings during the second quarter of 2001 compared to the prior year second quarter. Interest rates on the borrowings declined from an average rate of 6.21% to 5.23% for the comparable periods. As a result of a $19,727,000 increase in average borrowings outstanding, interest expense associated with the borrowings increased $177,000 for the comparable periods.

As a result of the various volume and rate changes, net interest income for the quarter ended June 30, 2001, in the amount of $5,455,000, increased $177,000, or 3.4%, compared to $5,278,000 for the quarter ended June 30, 2000. The tax-equivalent net interest margin for the current quarter was 4.03% compared to 4.29% for the second quarter of 2000.

The provision for loan loss expense for the second quarter of 2001 was $490,000, an increase of $190,000, compared to the second quarter of 2000, with the increase supporting the significant growth in loans.

Non-interest income for the quarter ended June 30, 2001 increased $278,000, or 19.6%, to $1,698,000 when compared to $1,420,000 for the quarter ended June 30, 2000. The most significant items contributing to the increase in non-interest income were gains on the sale of securities and increases in service charges on deposits. Securities gains increased $156,000, or 83.9%, to $342,000 and service charges on deposits increased $105,000, or 21.1%, to $602,000, when comparing the second quarter of this year to the second quarter of last year. Income from trust and investment services represents 20% of non-interest income, and increased 11.8% over the comparable period.

Non-interest expense for the three months ended June 30, 2001 increased $414,000, or 9.2%, to $4,912,000 when compared to the quarter ended June 30, 2000. The increase was most significantly attributed to salary and benefits expense, that increased $212,000, or 8.4%. Much of the increase resulted from the Company's planned expansion of its staff that is serving its growing market. The Company opened and staffed three new offices in the Syracuse market area in the second half of 2000. Occupancy and equipment expense was up $95,000, or 14.1%, over the comparable period. The Company had increased costs associated with the new branches, and the purchase and development of networking systems designed to improve staff communication as well as improve customer service at branch locations and via the internet. Other non-interest expense was up $106,000, or 8.2%, over the comparable period.


Results of Operations for the Six Months ended June 30, 2001

Net income was $2,525,000, or $.71 per share, for the first six months of 2001 compared to $2,740,000, or $.78 per share, for the same period in 2000. The $215,000 decline in net income represents a 7.8% reduction over the same period in the previous year while the earnings per share decline of $.07 represents a 9% reduction over the comparable period. The return on average assets declined to 0.83% from 1.02%, while the return on average equity declined to 9.49% from 11.19% when comparing the six months ended June 30, 2001 to the comparable period in 2000.

Interest income increased $1,903,000, or 9.9% during the first six months of 2001 compared to the prior year comparable period, as a result of an increase of $60,710,000, or 12%, in average earning assets. Falling market interest rates in 2001 negatively impacted earning asset yields, which declined 13 basis points from 7.79% to 7.66%, and limited the increase in interest income over the comparable period. Although interest rates declined during the first half of 2001, the Company's interest expense increased $1,879,000, or 21.3%, as a result of both an increase in interest-bearing liabilities and a higher cost of funds, compared to the first half of 2000. For the comparable periods, interest-bearing liabilities increased $67,459,000, or 15.6%, and the average rate paid increased 20 basis points from 4.07% to 4.27%. The Company's average interest-bearing low cost demand deposits increased 9.7%, average time deposits grew over 21%, and borrowings were up 77.3%. Although the cost of funds was positively impacted by lower average rates paid on demand and savings deposits, as well as borrowings, higher rates paid on promotional certificates of deposits, associated with the opening of new branches that were issued during the second half of 2000, increased the average rate paid on time deposits and was the reason for the overall increase in the cost of funds. These high rate certificates of deposits matured during the second quarter of 2001.

As a result of lower asset yields and a higher cost of finds, the tax-equivalent net interest margin declined from 4.32% for the six months ended June 30, 2000 to 3.90% for the six months ended June 30, 2001. Net interest income increased $24,000 over the comparable periods.

The Company increased its provision for loan loss expense by $530,000 in the first six months of 2001, compared to the comparable period in 2000, in connection with continued loan growth and increased loan losses. Net charge-offs increased $159,000, to $640,000, for the six month period ending June 30, 2001, compared to $481,000 for the same period in 2000. Non-performing loans as a percent of total loans were 0.33% as of June 30, 2001, compared to 0.34% as of June 30, 2000, while non-performing assets as a percent of total assets were 0.21%, compared to 0.22% at the same dates.

Non-interest income of $3,715,000 for the first half of 2001 was up $963,000, or 35%, compared to the first half of 2000. During the first six months of 2001, the Company realized gains on the sales of securities in the amount of $963,000, $776,000 greater than the first six months of 2000. Income from service charges on deposits in the amount of $1,182,000, represented 31.8% of total non-interest income, and increased $229,000, or 24.1%, compared to the prior year comparable period.

Significant contributions to other non-interest income continue to come from trust department revenues.

Non-interest expense increased $937,000, or 10.5%, to $9,827,000 for the six months ended June 30, 2001 compared to the same period in 2000. Increases in non-interest expense resulted primarily from increases in salary and benefits expense associated with growth in the Company's employee base, as it staffed new branch locations and departments to serve its growing market. Salary and benefits expense for the six months ended June 30, 2001 was up $600,000, or 12%, compared to the six months ended June 30, 2000. Occupancy and equipment expense was up $195,000, or 14%, for the first half of 2001 compared to the first half of 2000, with the increase associated with the costs of the new branches as well as investment in technology and communication systems. Other non-interest expense reflected an increase of $141,000, or 5.7%, over the comparable period.

Financial Condition

Total assets increased $65,410,000, or 11.3%, from $580,787,000 at December 31, 2000 to $646,197,000 at June 30, 2001. For the six months ended June 30, 2001, total loans increased $32,641,000, or 10.3%, to $348,753,000. Growth occurred in all components of the loan portfolio, with commercial loans up $15,473,000, or 14.3%, consumer loans increasing $10,033,000, or 11.4%, and mortgage loans up $7,134,000, or 5.9%.

The quality of the loan portfolio remained good as non-performing loans as a percentage of total loans declined from 0.46% on December 31, 2000, to 0.33% at June 30, 2001. The coverage ratio of the allowance for loan losses to non-performing loans improved from 2.30 times to 3.36 times when comparing year-end 2000 to June 30, 2001. Net loan losses for the six months ended June 30, 2001 increased $159,000 compared to the first six months of 2000 with the majority of the increase due to higher indirect auto loan losses. The ratio of net loan losses to average loans for the first half of 2001, at 0.39%, was comparable to the 0.40% rate for the year 2000. The allowance for possible loan losses balance as of June 30, 2001, in the amount of $3,810,000, represented 1.09% of total loans compared to 1.07% at year-end 2000.

The investment portfolio, as of June 30, 2001 in the amount of $255,278,000, increased $32,200,000, or 14.4%, since December 31, 2000. Falling market rates increased the unrealized gain on the portfolio by $1,874,000 since year-end. Portfolio activity in the first six months of 2001 resulted in the portfolio's tax equivalent yield declining from 6.77 % at December 31, 2000 to 6.07% at June 30, 2001, with the weighted average life of the portfolio declining from 5.82 years to 4.33 years for the comparable periods.

Deposits as of June 30, 2001 increased  $16,662,000,  or 3.5%, from $474,899,000 to $491,561,000 compared to the prior year-end, but declined $15,836,000, or 3.1%, compared to March 31, 2001. The Company annually experiences temporary declines in its public funds balances during the second quarter of the year. Average total deposits for the second quarter of 2001 in the amount of $503,961,000 exceeded the second quarter-end balance. During the first half of 2001, the Company's time deposits declined $9,575,000, or 4.5%, while savings and money market balances increased $23,252,000, or 16.9%. Demand deposits were up slightly. The Company's borrowings, consisting primarily of advances from the Federal Home Loan Bank, increased $47,779,000, or 103.7%, to

$93,865,000 in the first six months of 2001. The increase provided funding for both the loan and investment portfolio growth.

Shareholders' equity at June 30, 2001 was $53,751,000, or 8.3% of assets. During the first six months of 2001, shareholders' equity increased by $716,000, with $1,210,000 contributed through the addition of retained earnings and $1,125,000 in increases in accumulated other comprehensive income, as a result of appreciation in the Company's investment portfolio. Purchases of treasury stock during the first six months of 2001 reduced equity by $1,619,000.

Other Information

In December of 1998, the Oneida Indian Nation ("The Nation") and the U.S. Justice Department filed a motion to amend a long-standing land claim against the State of New York to include a class of 20,000 unnamed defendants who own real property in Madison County and Oneida County. An additional motion sought to include the Company as a representative of a class of landowners. On September 25, 2000, the United States District Court of Northern New York rendered a decision denying the motion to include the landowners as a group, and thus, excluding the Company and many of its borrowers from the litigation. The State of New York, the County of Madison and the County of Oneida remain as defendants in the litigation. This ruling may be appealed by The Nation, and does not prevent The Nation from suing landowners individually, in which case the litigation could involve assets of the Company. On August 3, 2001, the Justice Department moved to amend its complaint to drop landowners as defendants. Management believes that, ultimately, the State of New York will be held responsible for these claims and this matter will be settled without adversely impacting the Company.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk


The Company's market risk arises principally from interest rate risk in its lending, investing, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure using a computer simulation model that measures the impact of changes in interest rates on its interest income. As of June 30, 2001, an instantaneous 200 basis point increase in market interest rates was estimated to have a negative impact of 12.1% on net interest income over the next twelve month period, while a 200 basis point decrease in market interest rates was estimated to have a positive impact of 5.2% on the Company's net interest income. By comparison, at December 31, 2000 the Company estimated an instantaneous 200 basis point rise in rates would have a negative impact of 11.9% on net interest income during the following twelve month period while a 200 basis point decline in rates would have a positive impact of 6.7% on net interest income during the following twelve month period. The Company's interest rate risk profile exhibited minimal change during the first half of 2001 as the Company continued to manage its market risk to benefit from falling interest rates. The potential change in net interest income resulting from this analysis falls within the Company's interest rate risk policy guidelines.

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

          The Company held its Annual Meeting of Shareholders on May 1, 2001 (the "Meeting").

          At the Meeting, each of the following persons was elected as a Class II director whose term will expire at the 2003 Annual Meeting of
          Shareholders:

                                         FOR           WITHHELD    NON-VOTES
                                         ---           --------    ---------

     JOHN H. BUCK                        2,763,660      21,419      806,247
     ------------------------------      ---------      ------      -------

     DAVID P. KERSHAW                    2,763,660      21,419      806,247
     ------------------------------      ---------      ------      -------




              At the Meeting, each of the following persons was elected as a Class III director whose term will expire at the 2004 Annual Meeting of
Shareholders:

                                         FOR           WITHHELD    NON_VOTES
                                         ---           --------    ---------

     MARY PAT ADAMS                      2,757,240      27,839      806,247
     ------------------------------      ---------      ------      -------

     SAMUEL J. LANZAFAME                 2,763,660      21,419      806,247
     ------------------------------      ---------      ------      -------

     ROBERT M. LOVELL                    2,757,589      27,490      806,247
     ------------------------------      ---------      ------      -------

     JACK H. WEBB                        2,763,660      21,419      806,247
     ------------------------------      ---------      ------      -------


          The other directors, whose term of office continued after the annual meeting, are: David R. Alvord, Donald S. Ames, Donald H. Dew, Peter M. Dunn, Charles E. Shafer, Charles H. Spaulding, and David J. Taylor.

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


                         ALLIANCE FINANCIAL CORPORATION



DATE   August 13, 2001               /s/  Jack H. Webb
    ------------------------       --------------------------------------------
                                   Jack H. Webb, President



DATE   August 13, 2001               /s/ David P. Kershaw
    ------------------------       --------------------------------------------
                                   David P. Kershaw, Treasurer & CFO