Form 10-Q
period 2001-09-30
ALLIANCE FINANCIAL CORP /NY/
filed 2001-11-14
CIK 796317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001


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

The number of shares outstanding of the Registrant's common stock on November 7, 2001: Common Stock, $1.00 Par Value - 3,454,313 shares.

                                    CONTENTS


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                    Consolidated Statements of Condition as of September 30, 2001 (unaudited) and December 31, 2000

                    Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2001 and 2000 and Nine Months Ended September 30, 2001 and 2000 (unaudited)

                    Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2001 and 2000 and Nine Months Ended September 30, 2001 and 2000 (unaudited)

                    Consolidated Statements of Changes in Shareholders' Equity for the Nine Months Ended September 30, 2001 (unaudited)

                    Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 (unaudited)

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

Item 6.       Exhibits and Reports on Form 8-K

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                         ALLIANCE FINANCIAL CORPORATION
                      Consolidated Statements of Condition
                             (Dollars in Thousands)


                                                        September 30, 2001   December 31, 2000
                                                            (Unaudited)            (Note)
ASSETS
   Cash and due from banks                                 $  16,916           $  19,274
   Federal funds sold                                          1,000                   _
                                                           ---------           ---------
      Total cash and cash equivalents                         17,916              19,274
   Held-to-maturity investment securities                      9,366              10,223
   Available-for-sale investment securities                  270,978             212,855
                                                           ---------           ---------
      Total investment securities (fair value
      $281,120 & $223,220, respectively)                     280,344             223,078
   Total loans                                               380,305             316,112
   Unearned income                                              (145)               (364)
   Allowance for loan losses                                  (3,974)             (3,370)
                                                           ---------           ---------
       Net loans                                             376,186             312,378

   Bank premises, furniture, and equipment                    10,467              10,671
   Other assets                                               17,211              15,386
                                                           ---------           ---------
       Total Assets                                        $ 702,124           $ 580,787
                                                           =========           =========

LIABILITIES
   Non-interest-bearing deposits                           $  55,181           $  52,195
   Interest-bearing deposits                                 460,586             422,704
                                                           ---------           ---------
      Total deposits                                         515,767             474,899
   Borrowings                                                121,272              46,086
   Other liabilities                                           9,115               6,767
                                                           ---------           ---------

      Total Liabilities                                      646,154             527,752

SHAREHOLDERS' EQUITY
   Preferred stock (par value $25.00)
     1,000,000 shares authorized, none issued
   Common stock (par value $1.00)
     10,000,000 shares authorized
     3,815,305 and 3,815,305 shares issued;
     3,459,313 and 3,608,840 shares
       outstanding, respectively                               3,815               3,815
   Surplus                                                     7,096               7,096
   Undivided profits                                          48,200              46,030
   Accumulated other comprehensive income                      4,377                 702
   Treasury stock, at cost; 355,992 shares
      and 206,465 shares, respectively                        (7,518)             (4,608)
                                                           ---------           ---------

      Total Shareholders' Equity                              55,970              53,035

      Total Liabilities & Shareholders' Equity             $ 702,124           $ 580,787
                                                           =========           =========


The accompanying notes are an integral part of the consolidated financial statements.

                         ALLIANCE FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in Thousands, except per share data)


                                                                Three Months Ended           Nine Months Ended
                                                                    September 30,               September 30,
                                                                2001           2000          2001           2000
Interest Income:
   Interest & fees on loans                                  $ 7,523        $ 6,929       $21,819        $19,495
   Interest on investment securities                           3,679          3,264        10,111          9,661
   Interest on federal funds sold                                  9             20           380            253
                                                             -------        -------       -------        -------
      Total Interest Income                                   11,211         10,213        32,310         29,409

Interest Expense:
   Interest on deposits                                        3,728          4,226        12,962         12,147
   Interest on borrowings                                      1,216            912         2,664          1,794
                                                             -------        -------       -------        -------

      Total Interest Expense                                   4,944          5,138        15,626         13,941

      Net Interest Income                                      6,267          5,075        16,684         15,468

Provision for loan losses                                        585            300         1,665            850
                                                             -------        -------       -------        -------

      Net Interest Income After Provision
        for Losses                                             5,682          4,775        15,019         14,618

Other Income                                                   1,362          2,105         5,077          4,857
                                                             -------        -------       -------        -------

      Total Operating Income                                   7,044          6,880        20,096         19,475

Other Expenses                                                 4,983          4,871        14,810         13,738
                                                             -------        -------       -------        -------

      Income Before Income Taxes                               2,061          2,009         5,286          5,737

Provision for income taxes                                       459            669         1,159          1,657
                                                             -------        -------       -------        -------

      Net Income                                             $ 1,602        $ 1,340       $ 4,127        $ 4,080
                                                             =======        =======       =======        =======

Net Income per Common Share - Basic                          $   .46        $   .37       $  1.16        $  1.15
                                                             =======        =======       =======        =======

Net Income per Common Share - Diluted                        $   .46        $   .37       $  1.16        $  1.14
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

                         ALLIANCE FINANCIAL CORPORATION
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                   Three Months                 Nine Months
                                                                      Ended                        Ended
                                                                   September 30,                September 30,
                                                                2001           2000          2001           2000
Net Income                                                   $ 1,602        $ 1,340       $ 4,127        $ 4,080

Other Comprehensive Income, net of taxes:
   Unrealized net gain on securities:

   Unrealized holding gains arising
      during the period                                        4,251          2,143         7,087          1,844

   Reclassification adjustment for (gains) losses
     included in net income                                     --             (154)         (963)          (341)
                                                             -------        -------       -------        -------

                                                               4,251          1,989         6,124          1,503

Income tax benefit                                            (1,700)          (796)       (2,449)          (601)
                                                             -------        -------       -------        -------

Other Comprehensive income, net of                             2,551          1,193         3,675            902
                                                             -------        -------       -------        -------
  tax

Comprehensive Income                                         $ 4,153        $ 2,533       $ 7,802        $ 4,982


The accompanying notes are an integral part of the consolidated financial statements.

                         ALLIANCE FINANCIAL CORPORATION
           Consolidated Statements of Changes in Shareholders' Equity
                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                                   Accumulated
                                          Issued                                         Other
                                          Common     Common           Undivided  Comprehensive  Treasury
                                          Shares      Stock   Surplus   Profits         Income     Stock        Total
                                          ------      -----   -------   -------         ------     -----        -----
Balance at December 31, 2000           3,815,305    $ 3,815    $7,096   $46,030         $  702     $(4,608)   $53,035

   Net Income                                                             4,127                                 2,525

   Cash Dividend, $.555 per share                                        (1,957)                               (1,315)

   Change in unrealized net gain on
     Investment securities                                                               3,675                  1,125

   Treasury stock purchased                                                                         (2,910)    (1,619)

Balance at September 30, 2001          3,815,305    $ 3,815    $7,096   $48,200         $4,377     $(7,518)   $55,970
                                                    =======    ======   =======         ======     =======    =======


The accompanying notes are an integral part of the financial statements.

                         ALLIANCE FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                    2001        2000
OPERATING ACTIVITIES
      Net Income                                                                 $   4,127    $  4,080
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                      1,665         850
      Provision for depreciation                                                       995         882
      Realized investment security gains                                              (963)       (341)
      Amortization of investment security premiums and discounts, net                   (5)        118
      Change in other assets and liabilities                                        (1,720)        320
                                                                                 ---------    --------
         Net Cash Provided by Operating Activities                                   4,099       5,909

INVESTMENT ACTIVITIES
      Proceeds from maturities of investment securities,
        available-for-sale                                                          49,194      16,751
      Proceeds from maturities of investment securities,
        held-to-maturity                                                             5,170       5,617
      Purchase of investment securities, available-for-sale                       (135,435)    (47,612)
      Purchase of investment securities, held-to-maturity                           (4,313)     (3,476)
      Proceeds from the sale of investment securities                               35,211      11,001
      Increase in surrender value of life insurance                                   (180)       (352)
      Net increase in loans                                                        (65,473)    (26,713)
      Purchase of premises and equipment, net                                         (791)     (2,789)
                                                                                 ---------    --------
         Net Cash Used by Investing Activities                                    (116,617)    (47,573)

FINANCING ACTIVITIES
      Net increase in demand deposits, NOW & savings accounts                       27,985         222
      Net increase in time deposits                                                 12,883      29,062
      Net increase in borrowings                                                    75,186      14,213
      Treasury Stock purchased                                                      (2,910)     (1,264)
      Cash dividends                                                                (1,984)     (1,846)
                                                                                 ---------    --------
         Net Cash Provided by Financing Activities                                 111,160      40,387
         Decrease in Cash and Cash Equivalents                                      (1,358)     (1,277)
      Cash and cash equivalents at beginning of year                                19,274      20,231
                                                                                 ---------    --------
         Cash and Cash Equivalents at End of Period                              $  17,916    $ 18,954
                                                                                 ---------    --------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest on deposits and borrowings                                        $  15,514    $ 13,580
      Income taxes                                                                   1,400       1,672

Non-Cash Investing Activities:
      Increase in net unrealized gains on
         available-for-sale securities                                              (6,124)     (1,503)

Non-Cash Financing Activities:

      Dividend declared and unpaid                                                     642         637


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

          All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months and nine months ended September 30, 2001 and 2000.

B.        Earnings Per Share

          Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and nine months ended September 30, 2001 and 2000, using 3,489,662 and 3,641,181 weighted average common shares outstanding for the three months ended, and 3,545,932 and 3,550,943 weighted average common shares outstanding for the nine months ended, respectively. Diluted earnings per share gives effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. For the three months and nine months ended September 30, 2001, the assumed exercise of options was not dilutive.

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

The following discussion presents material changes in the Company's results of operations and financial condition during the three and nine months ended September 30, 2001, which are not otherwise apparent from the consolidated financial statements included in this report.

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

Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Results of Operations for the Three Months Ended September 30, 2001

Net income was $1,602,000, or $.46 per share, for the third quarter of 2001 compared to $1,340,000, or $.37 per share, for the same period in 2000. Net income increased $262,000, or 19.6%, while earnings per share increased $.09, or 24.3%, over the comparable period. The return on average assets and return on average shareholder's equity were 0.94% and 11.90%, respectively, for the three months ended September 30, 2001, compared to 0.96% and 10.62%, respectively, for the third quarter of 2000. The return on average equity for the comparable periods improved as a result of both the significant growth in earning assets as well as the acquisition of treasury stock under the Company's stock repurchase program.

Strong growth in average earning assets, which increased $109,600,000, or 20.9%, when comparing the third quarter of 2001 to the prior year's third quarter, was the key driver of increased interest income, that was up $998,000, or 9.8%. The growth in interest income resulted in part from increases in interest and fees on loans, which were up $594,000, or 8.6%. The significant increase in loan income is the result of an increase of $60,446,000, or 19.7%, in average gross loans for the third quarter of 2001 compared to the third quarter of 2000. Growth in average loans was significant in all business lines with commercial loans up $22,296,000, or 20.2%, residential mortgage loans up $17,742,000, or 15.4%, and consumer loans, led by increases in indirect auto loans, up $20,409,000, or 25.3%, for the comparable periods. Lower market interest rates in the third quarter of 2001, compared to the third quarter of 2000, reduced loan yields, and as a result the Company's loan portfolio yield for the comparable periods declined 85 basis points from 9.06% to 8.21%. Investment securities for the quarter ended September 30, 2001 increased an average of $49,212,000, or 22.6%, compared to the quarter ended September 30, 2000. This was the primary reason for a $415,000, or 12.7% increase in investment income. The increased income resulting from the growth in average investment securities more than made up for a decline in the portfolio yield, that fell 50 basis points to 6.01%, for the quarter ended September 30, 2001 when compared to the prior year's third quarter. The yields on all average earning assets declined 72 basis points, from 8.00% to 7.28%, when comparing last year's to this year's third quarter.

Interest expense of $4,944,000 for the three month period ended September 30, 2001 compared to $5,138,000 for the same period in the prior year, and declined $194,000, or 3.8%. The average cost of interest bearing liabilities for the third quarter of 2001, at 3.51%, declined 106 basis points compared to the third quarter of 2000, while at the same time average interest bearing liabilities over the comparable periods increased by $113,080,000, or 25.1%. The significant decline in the average rate paid on the cost of funds more than offset the costs associated with the increase in the average interest bearing liabilities. The continued decline in market interest rates during the third quarter of 2001 resulted in lower rates being paid on all categories of deposits. The average rate paid on time deposits declined by 136 basis points, when comparing the quarter ended September 30, 2001 to the quarter ended September 30, 2000, most positively impacted by lower rates paid on short-term public funds certificates and the repricing of maturing high rate promotional consumer certificates of deposit issued during the third quarter of 2000. Lower rates paid on money market savings accounts for the comparable periods reduced the average rate paid on the broader category of savings and money market accounts by 92 basis points, while the average rate paid on the interest bearing checking category declined 60 basis points. The Company considered its deposit products competitively priced at the end of the current quarter. Average interest bearing deposits increased $60,885,000, or 15.4%, when comparing the third quarter of 2001 to the same quarter in 2000. Included within the deposit growth was a $16,595,000 increase in average brokered certificates of deposits, that provided the Company access to funding at rates and extended terms that were preferential to those in the local market. As a result of growth in interest bearing deposit balances and lower rates paid on deposits, the average cost declined 101 basis points to 3.27%, and interest expense increased $498,000, or 11.8%, for the comparable periods. The Company also paid a lower average rate on borrowings during the third quarter of 2001 compared to the prior year third quarter. Interest rates on the borrowings declined from an average rate of 6.59% to 4.53% for the comparable periods. As a result of a $52,195,000 increase in average borrowings outstanding, interest expense associated with the borrowings increased $304,000 for the comparable periods. As a result of the various volume and rate changes, net interest income for the quarter ended September 30, 2001, in the amount of $6,267,000, increased $1,192,000, or 23.5%, compared to $5,075,000 for the quarter ended September 30, 2000. The tax-equivalent net interest margin for the current quarter was 4.16% compared to 4.08% for the third quarter of 2000.

The provision for loan loss expense for the third quarter of 2001 was $585,000, an increase of $285,000, compared to the third quarter of 2000. The increase in the provision expense was associated with both growth in the loan portfolio and increased loan losses. Net loan losses for the third quarter of 2001, in the amount of $420,000, increased $161,000, or 62%, when compared to the third quarter of 2000. The increase was attributable to a higher level of losses in the Company's indirect auto loan portfolio.

Excluding gains and losses on the sales of securities as well as other one-time gains and losses, non-interest income from service charges on deposits, recurring fees from normal banking operations, and trust services for the quarter ended September 30, 2001, increased $106,000, or 7.5% when compared to the quarter ended September 30, 2000. The trust income component was up on significant growth in revenues from new accounts, that offset lower account fees on existing accounts resulting from a decline in the equity markets. During the third quarter of 2001, the Company reported no gains or losses on the sales of securities, but did report a one-time loss of $163,000 in connection with the closing of an in-store branch. During the third quarter of 2000, the Company had reported security gains of $154,000 and a one-time gain on the termination of the Company's defined benefit pension plan of $532,000. Non-interest income for the quarter ended September 30, 2001 was $1,362,000 compared to $2,105,000 for the quarter ended September 30, 2000.

Non-interest expense for the three months ended September 30, 2001 increased $112,000, or 2.3%, to $4,983,000 when compared to the quarter ended September
30, 2000. For the comparable periods, salary and benefits expense increased $52,000, or 1.9%, primarily the result of higher costs associated with the Company's health insurance plan. Occupancy and equipment expense was up $62,000, or 8.9%, to $759,000, with the increase associated with purchases and leases of technology equipment. Sound expense management controlled other non-interest expense during the third quarter as expenses of $1,431,000 reflected no increase over the comparable quarter in 2000.

Results of Operations for the Nine Months Ended September 30, 2001

Net income was $4,127,000, or $1.16 per share, for the first nine months of 2001 compared to $4,080,000, or $1.15 per share, for the same period in 2000. The return on average assets declined to 0.87% from 1.00%, while the return on average equity declined to 10.30% from 10.99% when comparing the nine months ended September 30, 2001 to the comparable period in 2000. For the comparable periods, the 2001 returns have been negatively impacted by a lower net interest margin and a higher provision for loan loss expense.

Interest income increased $2,901,000, or 9.9% during the first nine months of 2001 compared to the same period in the prior year, as a result of an increase of $77,146,000, or 15%, in average earning assets. Average gross loans for the first nine months of 2001 in the amount of $345,008,000, increased $51,900,000, or 17.7%, over the comparable period in 2000. As a result, loan interest income increased by $2,324,000, although the average yield on loans declined by 44 basis points to 8.43% when compared to the average yield on loans for the first nine months of 2000. Average investment securities increased $21,029,000, or 9.8%, to $235,649,000, contributing to an increase in investment income of $450,000 for the nine months ended September 30, 2001 when compared to the first nine months of 2000. The average tax-equivalent yield on the portfolio for the nine months ended September 30, 2001 was 6.27%, declining 26 basis points when compared to the average yield for the nine months ended September 30, 2000. The decline in market interest rates in 2001 negatively impacted overall average earning asset yields, which declined 34 basis points from 7.86% to 7.52%.

Although market interest rates declined during the first nine months of 2001, the Company's interest expense increased $1,685,000, or 12.1%, as a result of an $82,799,000, or 18.9%, increase in average interest-bearing liabilities, when compared to the first nine months of 2000. The Company's average interest-bearing low cost demand deposits increased 11.3%, savings and money market deposits increased 2.4%, time deposits grew over 21.7%, and borrowings were up 85.6%. For the comparable periods, the average rate paid on interest-bearing liabilities declined 24 basis points from 4.24% to 4.00%. The cost of funds was positively impacted by lower average rates paid on all categories of deposits, as well as borrowings. The average rate paid on time deposits was not significantly impacted by lower market rates until the beginning of the third quarter, following the maturity of higher rate promotional certificates of deposits that were issued during the second half of 2000 and associated with the opening of new branches.

As a result of the decline in average asset yields exceeding the decline in the average rate paid on interest-bearing liabilities, the tax-equivalent net interest margin declined from 4.24% for the nine months ended September 30, 2000 to 3.99% for the nine months ended September 30, 2001. Net interest income, however, increased $1,216,000 over the comparable periods as a result of the significant growth in average earning assets.

The Company increased its provision for loan loss expense by $815,000 to $1,665,000 for the nine months ended September 30, 2001, compared to the first nine months of 2000, in connection with continued loan growth and increased loan losses. For the comparable periods, net loan losses increased $321,000, or 43.3% to $1,062,000. Consumer loan losses represented 78% of total loan losses in the current period, with the majority resulting from indirect auto loan losses.

Non-interest income of $5,077,000 for the first nine months of 2001 was up $220,000, or 4.5%, compared to the first nine months of 2000. Excluding gains and losses on the sales of securities as well as other one-time gains and losses, non-interest income from service charges on deposits, recurring fees from normal banking operations, and trust services for the nine months ended September 30, 2001, increased $293,000, or 7.4%. Income from service charges on deposits for the comparable periods was up $348,000, or 24.1%, and was the primary driver of increased non-interest income. A number of contracts to provide data processing services for other banks were terminated by the Company in late 2000 due to insufficient profit margin, and as a result, revenues from this source declined $182,000 for the 2001 period compared to the same period in 2000. Trust revenues were comparable to the prior year period as new business growth generated fees to offset lower revenues resulting from the decline in equity market values. During the first nine months of 2001, the Company realized gains on the sales of securities in the amount of $963,000, $622,000 greater than the first nine months of 2000. The Company recorded a one-time loss in 2001 in connection with the closing of an in-store branch in the amount of $163,000. A one-time gain in the amount of $532,000 was recorded in the first nine months of 2000 in connection with the termination of the Company's defined benefit pension plan.

Non-interest expense increased $1,072,000, or 7.8%, to $14,810,000 for the nine months ended September 30, 2001 compared to the same period in 2000. Increases in non-interest expense resulted primarily from increases in salary and benefits expense associated with growth in the Company's employee base, as it staffed new branch locations and departments to serve its growing market. Salary and benefits expense for the nine months ended September 30, 2001 was up $676,000, or 8.8%, compared to the nine months ended September 30, 2000. Occupancy and equipment expense was up $256,000, or 12.2%, for the first nine months of 2001 compared to the first nine months of 2000, with the increase associated with the costs of the new branches as well as investment in technology and communication systems. Other non-interest expense increased $140,000, or 3.6%, over the comparable period.

The Company's effective income tax rate declined significantly for the nine months ending September 30, 2001, compared to the same period in 2000, as a result of effective tax planning that included increased purchases of tax-exempt securities. The provision for income taxes for nine months this year declined $498,000, or 30%, compared to the first nine months of 2000.

Financial Condition

Total assets increased $121,337,000, or 20.9%, from $580,787,000 at December 31, 2000 to $702,124,000 at September 30, 2001. For the nine months ended September 30, 2001, total loans increased $64,193,000, or 20.3%, to $380,305,000. Growth occurred in all components of the loan portfolio, with commercial loans up $30,462,000, or 28.1%, mortgage loans up $18,031,000, or 15%, and consumer loans increasing $15,701,000, or 17.9%. Non-performing loans as a percent of total loans remained stable at 0.40% as of September 30, 2001, compared to 0.41% as of September 30, 2000, while non-performing assets as a percent of total assets declined to 0.24% from 0.27% for the comparable periods. The coverage ratio of the allowance for loan losses to non-performing loans declined slightly from
2.77 times to 2.58 times when comparing year-end 2000 to September 30, 2001. The ratio of net loan losses to average loans for the first nine months of 2001, at 0.41%, was comparable to the 0.42% rate for the comparable period in the prior year. The allowance for loan losses balance as of September 30, 2001, in the amount of $3,974,000, represented 1.04% of total loans compared to 1.07% at year-end 2000.

The investment portfolio, as of September 30, 2001 in the amount of $280,344,000, increased $57,266,000, or 25.7%, since December 31, 2000. Falling market rates increased the unrealized gain on the portfolio by $6,124,000 since year-end. Portfolio activity in the first nine months of 2001 resulted in the portfolio's tax equivalent yield declining from 6.77 % at December 31, 2000 to 5.87% at September 30, 2001, with the weighted average life of the portfolio declining from 5.82 years to 3.53 years for the comparable periods.

Deposits as of September 30, 2001 increased $40,868,000, or 8.6%, to $515,767,000 compared to $474,899,000 at December 31, 2000. In the nine months ended September 30, 2001, demand deposit balances increased 4.6%, savings and money market deposits were up 16.3%, and time deposits increased 5.9%. Included in the growth of time deposits, were increases of $26,742,000 in brokered certificates of deposits, acquired at what the Company considered attractive rates and terms. The Company's borrowings increased $75,186,000, or 163.1%, to $121,272,000 in the first nine months of 2001. Borrowings consisted primarily of Federal Home Loan Bank advances and repurchase agreements. The increase provided funding for both the loan and investment portfolio growth.

Shareholders' equity at September 30, 2001 was $55,970,000, or 8% of assets. During the first nine months of 2001, shareholders' equity increased by $2,935,000, with $2,170,000 contributed through the addition of retained earnings and $3,675,000 in increases in accumulated other comprehensive income, as a result of appreciation in the Company's investment portfolio. Purchases of treasury stock during the first nine months of 2001 reduced equity by $2,910,000.

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk arises principally from interest rate risk in its lending, investing, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure using a computer simulation model that measures the impact of changes in interest rates on its interest income. As of September 30, 2001, an instantaneous 200 basis point increase in market interest rates was estimated to have a negative impact of 6.2% on net interest income over the next twelve month period, while a 200 basis point decrease in market interest rates was estimated to have a positive impact of 5.4% on the Company's net interest income over the following twelve month period. As market interest rates continued to decline during 2001, the Company moved to reduce its risk to rising rates by extending maturities on time deposits and borrowings, as well reducing investments in callable securities. By comparison, at December 31, 2000 the Company estimated an instantaneous 200 basis point rise in rates would have had a negative impact of 11.9% on net interest income during the following twelve month period while a 200 basis point decline in rates would have had a positive impact of 6.7% on net interest income during the following twelve month period. The potential change in net interest income, and its effect on net income resulting from this analysis, falls within the Company's interest rate risk policy guidelines.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          Not applicable.

Item 2.   Changes in Securities and Use of Proceeds

          Pursuant to a Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent (the "Rights Agent"), entered into as of October 19, 2001, the Company's Board of Directors declared a dividend of one right to purchase one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock ("Series A Preferred") for each outstanding share of common stock, par value $1.00 per share, of the Company to shareholders of record on October 29, 2001. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred at an exercise price of $82.00, subject to adjustment. The terms and conditions of the Rights are contained in a Rights Agreement between the Company and the Rights Agent, which has been filed with the Securities and Exchange Commission on October 25, 2001 as an exhibit to a Registration Statement on Form 8-A.

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

          a)   Exhibits required by Item 601 of Regulation S-K:

          Ex. No.   Description

          3.1       Amended and Restated  Certificate  of  Incorporation  of the
                    Company(1)

          3.2       Amended and Restated Bylaws of the Company(1)

          4.1 Rights Agreement, dated October 19, 2001, between the Company and American Stock Transfer & Trust Company, including the Certificate of Amendment to the Company's Certificate of Incorporation, the form of Rights Certificate and the Summary of Rights attached

          ----------

          (1) Incorporated herein by reference to the exhibit with the same number to the Registration Statement on Form S-4 (Registration No. 333-62623) of the Company previously filed with the
               Securities and Exchange Commission on August 31, 1998, as amended.

          (2) Incorporated herein by reference to the exhibit with the same number to the Registration Statement on Form 8-A (Commission file no. 0-15366) of the Company previously filed with the Securities and Exchange Commission on October 25, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ALLIANCE FINANCIAL CORPORATION


DATE   November 13, 2001                    /s/  David R. Alvord
       --------------------                 ------------------------------------
                                            David R. Alvord, Chairman & CEO


DATE   November 13, 2001                      /s/ David P. Kershaw
       --------------------                 ------------------------------------
                                            David P. Kershaw, Treasurer & CFO