Form 10-K
period 2001-12-31
ALLIANCE FINANCIAL CORP /NY/
filed 2002-03-29
CIK 796317

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to _____

                         Commission file number 0-15366

                         ALLIANCE FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

State of incorporation: New York
I.R.S. Employer Identification No.: 16-1276885
Address of principal executive offices: MONY Tower II, 18th Floor, 120 Madison Street, Syracuse, NY 13202

Registrant's telephone number including area code: (315) 475-4478
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00 par value.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 27, 2002 was $76,019,862.

The number of outstanding shares of the Registrant's common stock on March 27, 2002: 3,442,338 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held on May 7, 2002 (the "Proxy Statement"), are incorporated by reference in Part III.

                                TABLE OF CONTENTS

                             FORM 10-K ANNUAL REPORT
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2001
                         ALLIANCE FINANCIAL CORPORATION
                                                                           Page
PART I

    Item 1.    Description of the Business                                  3
    Item 2.    Properties                                                   6
    Item 3.    Legal Proceedings                                            7
    Item 4.    Submission of Matters to a Vote of Security Holders          8

PART II

    Item 5.    Market for the Registrant's Common Stock and
                 Related Shareholder Matters                                9
    Item 6.    Selected Financial Data                                     10
    Item 7.    Management's Discussion & Analysis of the Results of
                 Operations and Financial Condition                        11
    Item 7A.   Quantitative and Qualitative Disclosures About
                 Market Risk                                               24
    Item 8.    Financial Statements and Supplementary Data                 25
    Item 9.    Changes In and Disagreements with Accountants on
                 Accounting and Financial Disclosure                       45

PART III

    Item 10.   Directors and Executive Officers of the Registrant          45
    Item 11.   Executive Compensation                                      45
    Item 12.   Security Ownership of Certain Beneficial Owners and
                 Management                                                45
    Item 13.   Certain Relationships and Related Transactions              45

PART IV

    Item 14.   Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K                                               45

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

Item 1 -- Description of the Business

General

     Alliance Financial Corporation (the "Company") is a New York registered bank holding company formed on November 25, 1998 as a result of the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc., which were incorporated in May 30, 1986 and October 31, 1984, respectively. The Company is the parent holding company of Alliance Bank, N.A. (the "Bank"), which was formed as the result of a merger of First National Bank of Cortland and Oneida Valley National Bank as of the close of business, April 16, 1999. Unless the context otherwise provides, references herein to the "Company" mean Alliance Financial Corporation and the Bank.

     The Company's administrative offices are located on the 18th Floor, MONY Tower II, 120 Madison St., Syracuse, N.Y. Banking services are provided at the administrative offices, as well as at main offices located at 65 Main Street, Cortland, N.Y. and 160 Main Street, Oneida, N.Y., and 17 customer service facilities located in Cortland, Madison, Onondaga, northern Broome, and western Oneida counties.

     At December 31, 2001, the Company had 261 full-time employees and 22 part-time employees.

     The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits.

Services

     The Company offers full service banking with a broad range of financial products to meet the needs of its commercial, retail, government, and trust customers. Depository account services include interest and non-interest bearing checking accounts, money market accounts, savings accounts, time deposit accounts, and individual retirement accounts. The Company's lending activities include the making of residential and commercial mortgage loans, business lines of credit, working capital facilities and business term loans, as well as installment loans, home equity loans, student loans, and personal lines of credit to individuals. Trust and investment department services include personal trust, employee benefit trust, investment management, custodial, and financial planning. Non-bank retail investment services are provided, with securities offered through Pittsford Capital Markets, Inc. The Company also offers safe deposit boxes, travelers checks, money orders, wire transfers, collection services, drive-up banking facilities, 24-hour night depositories, automated teller machines, 24-hour telephone banking, and on-line internet banking. Commercial leasing services are offered through Alliance Leasing, Inc., a subsidiary of the Bank.

Competition

     The Company's business is extremely competitive. The Company competes not only with other commercial banks but also with other financial institutions such as thrifts, credit unions, money market and mutual funds, insurance companies, brokerage firms, and a variety of other companies offering financial services.

Supervision and Regulation

     The following discussion summarizes some of the laws and regulations applicable to bank holding companies and national banks and provides certain specific information relevant to the Registrant. This regulatory framework primarily is intended for the protection of depositors and the deposit insurance funds that insure bank deposits, and not for the protection of shareholders or creditors of bank holding companies and banks. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Moreover, Congress, state legislatures and regulatory agencies frequently propose changes to the law and regulations affecting the banking industry. The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to accurately predict. A change in the statutes, regulations, or regulatory policies applicable to the Registrant or its subsidiary may have a material effect on their business.

     The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. In addition, any entity is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the Company's outstanding common stock, or otherwise obtaining control or a "controlling influence" over the Company.

     The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

     Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. The Federal Reserve Board may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. Any capital loans by the Company to its subsidiary bank would be subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks.

     The Company's ability to pay dividends to its shareholders is largely dependent on the ability of the Company's bank subsidiary, Alliance Bank, N.A. (the "Bank"), to pay dividends to the Company. The ability of both the Company and the Bank to pay dividends are limited by federal statutes, regulations and policies. For example, it is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the holding company's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries. Furthermore, the Bank must obtain regulatory approval for the payment of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank's net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. The Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations.

     The Federal Reserve Board has established risk-based capital guidelines that are applicable to bank holding companies. The guidelines established a framework intended to make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and take off-balance sheet exposures into explicit account in assessing capital adequacy. The Federal Reserve Board guidelines define the components of capital, categorize assets into different risk classes, and include certain off-balance sheet items in the calculation of risk-weighted assets. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, less goodwill ("Tier I capital"). Banking organizations that are subject to the guidelines are required to maintain a ratio of Tier I capital to risk-weighted assets of at least 4.00% and a ratio of total capital to risk-weighted assets of at least 8.00%. The appropriate regulatory authority may set higher capital requirements when an organization's particular circumstances warrant. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, limited-life preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The sum of Tier I capital and Tier 2 capital is "total risk-based capital." The Company's Tier I and total risk-based capital ratios as of December 31, 2001 were 12.05% and 13.08%, respectively.

     In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier 1 capital to quarterly average assets less goodwill ("Tier I leverage ratio") of 3.00% for bank holding companies that meet certain specified criteria,. including that they have the highest regulatory rating. All other bank holding companies are required to maintain a Tier I leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company's Tier I Leverage ratio as of December 31, 2001 was 7.53%, which exceeded its regulatory requirement of 4.00%. The guidelines provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

     The Gramm-Leach-Bliley Act ("Gramm-Leach") was signed into law on November 12, 1999. Gramm-Leach permits, subject to certain conditions, combinations among banks, securities firms and insurance companies. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking. In order to engage in these additional financial activities, a bank holding company must qualify and register with the Federal Reserve Board as a "financial holding company" by meeting certain higher standards for capital adequacy and management, with heavy penalties for non-compliance.

     Gramm-Leach establishes that the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities.

     Bank holding companies that wish to engage in expanded activities but do not wish to become financial holding companies may elect to establish "financial subsidiaries," which are subsidiaries of national banks with expanded powers. The Act permits financial subsidiaries to engage in the same types of activities permissible for nonbank subsidiaries of financial holding companies, with the exception of merchant banking, insurance and annuity underwriting and real estate investment and development. Merchant banking may be permitted after a five-year waiting period under certain regulatory circumstances.

     Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information. At this time, the Company has not elected to become a financial holding company.

     Transactions between the holding company and its subsidiary bank are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries. Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the holding company and its affiliates be on terms substantially the same, or at least as favorable to the banks, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

     As a national bank, the Bank is subject to primary supervision, regulation, and examination by the Office of the Comptroller of the Currency ("OCC") and secondary regulation by the FDIC and the Federal Reserve Board. The Bank is subject to federal statutes and regulations that significantly affects its business and activities. The Bank must file reports with its regulators concerning its activities and financial condition and obtain regulatory approval to enter into certain transactions. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, acceptance of deposits, trust activities, mergers, consolidations, payment of dividends, capital requirements, reserves against deposits, establishment of branches and certain other facilities, limitations on loans to one borrower and loans to affiliated persons, and other aspects of the business of banks. In addition, federal legislation has instructed federal agencies to adopt standards or guidelines governing banks' internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and stock valuation, and other matters. Regulatory authorities have broad flexibility to initiate proceedings designed to prohibit banks from engaging in unsafe and unsound banking practices.

     The Federal Deposit Insurance Corporation improvement Act of 1991 ("FDICIA") substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statures. Among other things, federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA identifies the following capital categories for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Rules adopted by the federal banking agencies under FDICIA provide that an institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. FDICIA imposes progressively more restrictive constraints on operation, management, and capital distributions, depending on the capital category in which an institution is classified. At December 31, 2001, the Company and the Bank were in the well-capitalized category based on the ratios and guidelines noted above.

     The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital level and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well capitalized, or is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates.

     The Community Reinvestment Act of 1977 ("CRA") and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications regarding establishing branches, mergers or other bank or branch acquisitions. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

     The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations include, among others, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Banks must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

     The earnings of the Company are significantly affected by the monetary and fiscal policies of governmental authorities, including the Federal Reserve Board. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open-market operations in U.S. Government securities and federal funds, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, and the interest rates charged on loans and paid for deposits. The Federal Reserve Board frequently uses these instruments of monetary policy, especially its open-market operations and the discount rate, to influence the level of interest rates and to affect the strength of the economy, the level of inflation or the price of the dollar in foreign exchange markets. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect which they may have on the Company's business and earnings.

Item 2 -- Properties

The Company operates the following branches:

Name of Office               Location                          County                Date Established
--------------               --------                          ------                ----------------
Home Office                  65 Main Street                    Cortland              March 1, 1869
                             Cortland, NY

Administrative Office        MONY Tower II                     Onondaga              August 27, 2001
                             120 Madison St.
                             Syracuse, NY

Baldwinsville                Route 31 & Willet Pkwy.           Onondaga              August 28, 2000
                             Baldwinsville, NY

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

Hamilton                     38-40 Utica Street                Madison               January 26, 1976
Drive-Up                     Hamilton, NY

Lyndon Corners               6930 E. Genesee St.               Onondaga              July 20, 2000
                             Fayetteville, NY

Manlius                      201 Fayette Street                Onondaga              October 19, 1994
                             Manlius, NY

Marathon                     14 E. Main Street                 Cortland              August 15, 1957
                             Marathon, NY

North Main                   North Main Street                 Madison               September 9, 1966
                             Oneida, NY

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

TOPS Plaza                   Route 5 and Route 46              Madison               January 7, 1988
                             Oneida, NY

Tully                        Route 80 at I-81                  Onondaga              January 26, 1989
                             Tully, NY

Whitney Point                2950 NYS Route 11                 Broome                April 7, 1994
                             Whitney Point, NY

Wal-Mart                     872 NYS Route 13                  Cortland              March 10, 1997
(Cortland)                   Cortland, NY


The offices at Fairmount, Lyndon Corners, MONY Tower II, Park Place, TOPS Plaza, Tully, Whitney Point, and the Wal-Mart store are leased. The other banking premises are owned.

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

     In February 2002, the State of New York, the Nation and the Counties of Madison and Oneida announced that they have reached a tentative agreement to settle the land claim. Among other things, this settlement would pay the three Oneida tribes $500 million for their lost land. However, the proposed settlement would require the approval of governments from county legislatures to the United States Congress. Even if such approvals are received, a final agreement is expected to be years away as the parties work out numerous details. Moreover, the other two Oneida tribes, from Wisconsin and Ontario, which did participate in the settlement negotiations, have indicated that they do not intend to go along with the settlement. The Wisconsin tribe subsequently filed new law suits against individual landowners, and have publicly stated its intention to continue to file other new suits against landowners. Management believes that, ultimately, the State of New York will be held responsible for these claims and this matter will be settled without adversely impacting the Company.

     There are no other pending legal proceedings, other than routine litigation incidental to the business of the Bank, to which the Company or the Bank is a party or to which their property is the subject. In management's opinion, no pending action, if adversely decided, would materially affect the Company's financial condition.


Item 4 -- Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5 -- Market for Registrant's Common Stock and Related Shareholder Matters

Common Stock Data:

The common stock of the Company is listed for quoting in the Nasdaq National Market under the symbol "ALNC". Market makers for the stock are Ryan, Beck & Company (800-342-2325), Sandler O'Neill & Partners, LP (800-635-6851), McConnell Budd & Romano (800-538-6957), Dain Rauscher (800-343-3036), and Monroe Securities, Inc. (716-546-5560). There were 828 shareholders of record as of December 31, 2001. The following table presents stock prices for the Company for 2001 and 2000. Stock prices below are based on daily high and low closing prices for the quarter, as reported on the Nasdaq National Market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.


2001                    High               Low      Dividend Paid
----                    ----               ---      -------------
1st Quarter            $20.06            $17.38            $0.185
2nd Quarter             19.50             18.80             0.185
3rd Quarter             21.00             18.80             0.185
4th Quarter             24.40             19.52             0.290*

2000                    High               Low      Dividend Paid
----                    ----               ---      -------------
1st Quarter            $23.75            $19.70            $0.175
2nd Quarter             23.25             17.69             0.175
3rd Quarter             22.25             18.50             0.175
4th Quarter             21.00             17.50             0.185


* Includes an extra cash dividend of $0.10 per share

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

The Company has historically paid regular quarterly cash dividends on its common stock, and the Board of Directors presently intends to continue the payment of regular quarterly cash dividends, subject to the need for those funds for debt service and other purposes. However, because substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends will depend upon the earnings of the Bank, its financial condition and its need for funds. Furthermore, there are a number of federal banking policies and regulations that would restrict the Company's ability to pay dividends. In particular, because the Bank is a depository institution whose deposits are insured by the FDIC, it may not pay dividends or distribute capital assets if it is in default on any assessment due the FDIC. Also, as a national bank, the Bank is subject to OCC regulations which impose certain minimum capital requirements that would affect the amount of cash available for distribution to the Company. In addition, under Federal Reserve policy, the Company is required to maintain adequate regulatory capital, is expected to serve as a source of financial strength to the Bank and to commit resources to support the Bank. These policies and regulations may have the effect of reducing the amount of dividends that the Company can declare to its shareholders.

Item 6 - Selected Financial Data

Five-Year Comparative Summary

(Dollars in thousands except per-share data)

ASSETS AND DEPOSITS                            2001          2000          1999          1998         1997
                                               ----          ----          ----          ----          ----
Loans                                        $371,260      $312,378      $282,025      $250,295      $236,484
INVESTMENT SECURITIES                         272,690       223,078       194,382       172,237       163,338
Deposits                                      499,292       474,899       435,074       413,594       377,927
Total Assets                                  692,871       580,787       519,197       471,705       436,430
Trust Department Assets
     (Book value, not included in
        Total Assets)                         245,234       236,496       185,972       147,244       145,487

SHAREHOLDERS' EQUITY

Capital, Surplus, and Undivided Profits        53,463        53,035        49,245        51,168        49,750

OPERATING INCOME AND EXPENSES

Total Interest Income                          43,124        40,062        34,508        32,213        31,791
Total Interest Expense                         19,965        19,467        14,220        13,398        12,984
-------------------------------------------------------------------------------------------------------------
Net Interest Income                            23,159        20,595        20,288        18,815        18,807
Provision for Loan Losses                       2,455         1,150           975           770           625
-------------------------------------------------------------------------------------------------------------
Net Interest Income after Provision for
     Loan Losses                               20,704        19,445        19,313        18,045        18,182
Other Operating Income                          6,991         6,649         4,558         3,989         3,866
-------------------------------------------------------------------------------------------------------------
Total Operating Income                         27,695        26,094        23,871        22,034        22,048

Salaries and Related Expense                   11,264        10,414         9,112         8,712         8,206
Occupancy and Equipment Expense                 3,153         2,861         2,587         2,607         2,412
Other Operating Expense                         5,550         5,362         4,926         6,178         4,077
-------------------------------------------------------------------------------------------------------------
Total Operating Expense                        19,967        18,637        16,625        17,497        14,695
Income Before Taxes                             7,728         7,457         7,246         4,537         7,353
Provision for Income Taxes                      1,717         2,032         1,844         1,104         2,220
-------------------------------------------------------------------------------------------------------------
Net Income                                   $  6,011      $  5,425      $  5,402      $  3,433      $  5,133
-------------------------------------------------------------------------------------------------------------
Per-Share Statistics
Net Income                                   $   1.71      $   1.52      $   1.51      $   0.95      $   1.40
Book Value at Year End                          15.51         14.70         13.97         14.23         13.82
Cash Dividends Declared                      $   0.85      $   0.71      $   0.70      $   0.67      $   0.88
-------------------------------------------------------------------------------------------------------------

Item 7 - Management's Discussion & Analysis of the Results of Operations and Financial Condition

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

     The following discussion and analysis reviews the Company's business, and provides information that is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Company and its operating subsidiary. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes, and other information included elsewhere in this 2001 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     Net income for 2001 was $6,011,000, an increase of $586,000, or 10.8%, compared to net income of $5,425,000 in 2000. Earnings per share for 2001, on a fully diluted basis, were $1.70, an increase of $0.18 per share compared to $1.52 per share in 2000. Basic earnings per share of $1.71 for the year ended December 31, 2001, compared to $1.52 for the year ended December 31, 2000. The annualized return on average equity for 2001 increased to 11.14% from 10.86% in 2000.

     Strong growth in earning assets continued in 2001 with average loans up 18.4% and average investments up 12.8%. The significant increase in earning assets, combined with declining market interest rates that lowered the cost of funds throughout the year, resulted in net interest income growth of 12.4%. Record net income for 2001 was also attributable to growth of more than 5% in other income, disciplined expense management, and effective tax planning.

Selected Performance Measures

     Return on average assets, return on average equity, dividend payout, and equity to asset ratios for the years indicated are as follows:

                                                                      2001       2000        1999
----------------------------------------------------------------------------------------------------
Percentage of net income to average total assets                      0.93%       0.98%      1.09%
Percentage of net income to average shareholders' equity             11.14%      10.86%     10.56%
Percentage of dividends declared to net income                       49.15%      46.70%     46.24%
Percentage of average shareholders' equity to average total assets    8.32%       9.03%     10.29%

NET INTEREST INCOME

     Net interest income is the Company's principal source of operating income for payment of overhead and providing for loan losses. It is the amount that interest and fees on loans, investments, and other earning assets exceeds the cost of deposits and other interest-bearing liabilities.

     Net interest income increased $2,564,000, or 12.4%, to $23,159,000 in 2001.
The growth in net interest income resulted from increases in average earning assets during the year, which offset a declining net interest margin.

     Interest income for 2001 at $43,124,000, was $3,062,000 more than 2000, with the 2001 tax-equivalent yield on average earning assets at 7.36%, declining 58 basis points during the 12 months ended December 31, 2001. Asset yields declined throughout the year as a result of Federal Reserve Board actions that lowered the federal funds rate by a total of 475 basis points during 2001. Average earning assets for 2001 were $604,051,000, up $85,152,000, or 16.4%, compared to 2000, and represented 93.1% of total average assets in 2001. By comparison, average earning assets increased $53,318,000, or 11.5%, in 2000 compared to 1999, and for the comparable periods, the tax-equivalent yield on average earning assets increased 27 basis points. Average earning assets in 2000 were 93.8% of total average assets.

     Loans continued to represent the majority of the Company's interest earning assets and have remained stable at 58% of earning assets over the past three years. Average loans increased $54,782,000 in 2001 with yields declining 72 basis points to 8.22%. The Company's residential mortgage loan portfolio reported an increase of $13,269,000, or 11.5%, in average loans when comparing the year 2001 to 2000. The average yield on the portfolio declined only 11 basis points from 8.00% in 2000 to 7.89%, as the Company experienced only a moderate prepayment rate in 2001. Average consumer loans for the comparable periods increased 28.8%, or $22,037,000, on strong growth in indirect auto financing. The average yield declined 73 basis points from 9.57% to 8.84% in 2001, as the new business was booked at lower rates during the year. Average commercial loans for 2001 increased $19,026,000, or 17.8%, when compared to the prior year, on strong new business development. The commercial portfolio, which primarily reprices with short-term market rate indexes, reported a decline in the average yield of 141 basis points, from 9.46% to 8.05%. Interest income on loans in 2001 was up $2,327,000, or 8.7%, compared to 2000.

     Average loans in 2000 increased $34,560,000 compared to 1999 while average loan yields increased 26 basis points. Interest income on loans was up $3,778,000 in 2000 compared to 1999.

     Average investments in 2001 increased by $27,577,000, with tax-equivalent interest income from investments up $794,000, or 5.6%, compared to 2000. In comparison, average investment securities increased $22,504,000 in 2000 compared to 1999, with tax-equivalent interest income up $1,869,000. The average tax-equivalent yield of the portfolio declined 41 basis points, from 6.59% in 2000 to 6.18% in 2001. The average tax-equivalent yield on the portfolio had increased 18 basis points in 2000, when compared to 1999. Interest income in 2001 from the sale of federal funds, in the amount of $383,000, increased $97,000 compared to 2000, as the Company increased its average federal funds sold balances by $2,793,000 throughout the year.

     During 2001, average interest-bearing liabilities increased by $90,544,000, or 20.4%, to $534,735,000. As a result of falling market interest rates and the repricing characteristics associated with the liabilities, the average cost of interest-bearing liabilities declined 65 basis points from 4.38% in 2000 to 3.73% in 2001. The Company's interest expense, which is a function of the volume of and rates paid for interest-bearing liabilities, increased $498,000, or 2.56%, in 2001. The relatively small rate of increase in interest expense resulted as significantly lower rates paid on deposits and borrowings throughout 2001 offset the majority of the costs associated with the liability growth.

     By comparison, interest expense increased $5,247,000, or 36.9%, in 2000 compared to 1999 as a result of volume and rate increases on deposits, along with higher rates paid on increased borrowings primarily through the Federal Home Loan Bank. The average cost of interest-bearing liabilities increased 70 basis points for the 12 months ended December 31, 2000. Average interest-bearing liabilities increased $57,491,000, or 14.9%, during the 12 months ended December 31, 2000.

     Although the Company's net interest margin (federal tax-equivalent net interest income divided by average earning assets) declined 14 basis points, from 4.19% in 2000, to 4.05% in 2001, it showed improvement throughout the 2001 year. The margin increased from a 3.76% average for the first quarter of 2001, to a 4.22% average for the fourth quarter of 2001. By comparison, the margin declined throughout 2000, with a 4.36% average for the first quarter of 2000 and a 4.05% average for the fourth quarter of 2000.

     The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Interest income and yield information is adjusted for items exempt from federal income taxes and assumes a 34% tax rate. Nonaccrual loans have been included in the average balances. Securities are shown at average amortized cost.

Average Balances and Net Interest Income

Years Ended December 31,                                 2001                         2000                         1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Avg.                          Avg.                            Avg.
                                                                Yield/                        Yield/                          Yield/
                                              Avg.     Amt. of    Rate        Avg.    Amt. of   Rate       Avg.     Amt. of     Rate
                                           Balance    Interest    Paid     Balance   Interest   Paid    Balance    Interest     Paid
------------------------------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Assets:
Interest-earning assets:
   Federal funds sold                     $   7,307    $   383   5.24%   $   4,514    $   286   6.34%   $   8,260    $   433   5.24%
   Taxable investment securities            190,463     11,161   5.86%     168,581     10,826   6.42%     143,671      8,798   6.12%
   Nontaxable investment securities          52,978      3,867   7.30%      47,283      3,408   7.21%      49,689      3,567   7.18%
   Loans (net of unearned discount)         353,303     29,028   8.22%     298,521     26,701   8.94%     263,961     22,923   8.68%
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets          604,051     44,439   7.36%     518,899     41,221   7.94%     465,581     35,721   7.67%
Noninterest-earning assets:
   Other assets                              45,181                         41,275                         35,486
   Less: Allowance for loan losses           (3,954)                        (3,587)                        (3,240)
Net unrealized gains/(losses) on
   available-for-sale portfolio               3,391                         (3,441)                          (560)
-----------------------------------------------------------------------------------------------------------------------------------
Total                                     $ 648,669                      $ 553,146                      $ 497,267
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
   Demand deposits                        $  71,627    $   752   1.05%   $  62,928    $   960   1.53%   $  64,480    $ 1,042   1.62%
   Savings and money
      market deposits                       160,382      4,315   2.69%     152,573      5,176   3.39%     148,895      4,632   3.11%
   Time deposits                            219,756     11,006   5.01%     189,535     10,841   5.72%     163,115      7,947   4.87%
   Borrowings                                82,970      3,892   4.69%      39,155      2,490   6.36%      10,210        599   5.87%
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities       534,735     19,965   3.73%     444,191     19,467   4.38%     386,700     14,220   3.68%
Noninterest-bearing liabilities:
   Demand deposits                           52,871                         54,800                         54,590
   Other liabilities                          7,118                          4,220                          4,803
   Shareholders' equity                      53,945                         49,935                         51,174
-----------------------------------------------------------------------------------------------------------------------------------
Total                                     $ 648,669                      $ 553,146                      $ 497,267
-----------------------------------------------------------------------------------------------------------------------------------
Net interest earnings                                  $24,474                        $21,754                        $21,501
-----------------------------------------------------------------------------------------------------------------------------------
Net yield on interest-earning assets                             4.05%                          4.19%                          4.62%

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

Volume and Rate Variances

                                                     2001 Compared to 2000                     2000 Compared to 1999
-------------------------------------------------------------------------------------------------------------------------------
                                         Increase (Decrease) Due To                  Increase (Decrease) Due To
                                          Volume          Rate         Net Change       Volume           Rate         Net Change
-------------------------------------------------------------------------------------------------------------------------------
                                                                               (In thousands)
Interest earned on:
Federal funds sold                        $  162        $   (65)        $    97         $  (217)        $    70         $  (147)
Taxable investment securities              1,342         (1,007)            335           1,560             468           2,028
Nontaxable investment securities             414             46             460            (173)             14            (159)
Loans (net of unearned discount)           4,687         (2,361)          2,326           3,046             732           3,778
-------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets             $6,605        $(3,387)        $ 3,218         $ 4,216         $ 1,284         $ 5,500
-------------------------------------------------------------------------------------------------------------------------------

Interest paid on:
Interest-bearing demand deposits          $  114        $  (322)        $  (208)        $   (24)        $   (58)        $   (82)
Savings and money market deposits            236         (1,097)           (861)            121             423             544
Time deposits                              1,620         (1,455)            165           1,397           1,497           2,894
Borrowings                                 2,420         (1,018)          1,402           1,770             121           1,891
-------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities        $4,390        $(3,892)        $   498         $ 3,264         $ 1,983         $ 5,247
-------------------------------------------------------------------------------------------------------------------------------
Net interest earnings (FTE)               $2,215        $   505         $ 2,720         $   952         $  (699)        $   253

NONINTEREST INCOME

     Noninterest income for 2001 was $6,991,000, up 5.1%, or $342,000, compared to 2000. The Company's noninterest income is primarily comprised of recurring fees from normal banking operations, trust department fees, and net gains or losses from sales of investment securities. Income from service charges on deposits at $2,370,000, up 18.9% from the prior year following a 2.8% increase in 2000 over 1999, was the principal source of the Bank's noninterest income. Increases in service charge income resulted from changes in the Company's fee schedules early in 2001. Income from trust and brokerage services of $1,405,000 in 2001 showed little growth compared to the prior year, with fees being negatively impacted by poor performance in the equity markets. Strong growth in new trust and investment management accounts, with initial market values of $17,606,000 opened during 2001, generated additional revenues, offsetting lower fee income from the existing customer base that resulted from declining market values. The ability to maintain trust revenue at last year's level is a reflection of strong new business development efforts over the past two years. Trust department income increased 22.8% in 2000 compared to 1999 on both growth in new accounts and market value appreciation. During 2001, the Company executed a number of investment strategies that resulted in security gains. Gains on sales of securities in 2001 of $1,495,000 compared to $711,000 in 2000.

     Significant contributions to the Company's other operating income were derived from electronic banking and other customer service fees, as well as increases in the cash value of Company-owned life insurance. During 2001, the Company terminated data processing contracts with a number of other banks following an analysis that indicated the profit margin on the business was unsatisfactory. Revenues from this source declined $234,000 in 2001 compared to the prior year. The Company also reported a one-time loss of $163,000 in 2001 in connection with the closing of an in-store branch. In the third quarter of 2000, the Company booked a $532,000 one-time gain on the termination of the former Oneida Valley National Bank defined benefit pension plan.

     By comparison, noninterest income of $6,649,000 in 2000 increased 45.9%, or $2,091,000, compared to 1999.

     The following table sets forth certain information on noninterest income for the years indicated:

NonInterest Income
Years ended December 31,                  2001            2000           1999
--------------------------------------------------------------------------------
                                                               (In thousands)
Service charges on deposit accounts      $2,370          $1,993          $1,939
Trust department services                 1,405           1,393           1,134
Bank owned life insurance                   475             469              80
Investment securities gains               1,495             711             136
Other operating income                    1,246           2,083           1,269
-------------------------------------------------------------------------------
Total noninterest income                 $6,991          $6,649          $4,558
-------------------------------------------------------------------------------

NONINTEREST EXPENSE

     Operating expense of $19,967,000 for the 12 months ended December 31, 2001, increased $1,330,000, or 7.1%, when compared to 2000. The increase compared to a $2,012,000, or 12.1%, increase, when comparing 2000 to 1999. Salaries and associated benefit expenses in 2001 were up $850,000, or 8.2%, compared to a 14.3% increase in 2000 over 1999, and represented the majority of the 2001 increase in total expense. Increases were primarily attributed to higher salaries associated with hiring new employees in a more competitive marketplace. The Company also experienced significantly higher costs in connection with providing employee medical benefits, and increased costs associated with supplemental executive retirement plans. The Company's occupancy and equipment expense increased $292,000, or 10.2%, in 2001 compared to 2000, following a 10.6% increase in the prior year. The increase was primarily associated with the purchase and development of technology systems, designed to provide improved customer service through both branch and on-line systems, as well as costs relating to the Company's opening of new administrative offices. The occupancy expense for 2001 also reflects twelve months of costs associated with three new branches that were opened in the last half of 2000. Other noninterest expense in 2001 increased $188,000, or 3.5%, compared to the prior year. The rate of increase reflected the Company's efforts in expense control, with the increase attributable to costs related to servicing the growth in assets.

     In 2000, other operating expense increased $436,000, or 8.9%, compared to 1999.

     The following table sets forth certain information on noninterest expense for the years indicated:

Noninterest Expense
Years ended December 31,                     2001         2000          1999
-----------------------------------------------------------------------------
                                                                 (In thousands)
Salaries, wages, and employee benefits      $11,264      $10,414      $ 9,112
Building, occupancy, and equipment            3,153        2,861        2,587
Other operating expense                       5,550        5,362        4,926
-----------------------------------------------------------------------------
Total noninterest expense                   $19,967      $18,637      $16,625
-----------------------------------------------------------------------------

PROVISION FOR INCOME TAX

     Utilizing improved tax planning strategies, the Company reduced its 2001 provision for income taxes by $315,000, or 15.5%, when compared to the 2000 expense. The 2001 expense of $1,717,000 resulted in an effective tax rate of 22.2%, compared to the 2000 expense of $2,032,000 that reflected an effective tax rate of 27.3%.

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

     The Federal Reserve Bank took unprecedented steps in 2001 to stimulate an economy that fell into a recession late in the first quarter of the year. The targeted federal funds rate was lowered 11 times throughout the year, a total of 475 basis points, ending 2001 at 1.75%. As short-term interest rates moved significantly lower during the year, yields across the curve also declined. The yield curve, that was relatively flat at the beginning of the year, ended 2001 very positively sloped. The rally in the bond market improved the value of the Company's portfolio, offering significant opportunities for gains and repositioning during the year. The Company sold the majority of its callable securities late in 2000 and early in 2001 to capture gains, with reinvestment in planned amortization class mortgage-backed securities that were well protected against prepayment as rates continued to fall. The Company also sold the majority of its corporate bond portfolio during the year, to reduce credit risk at the same time capturing further gains. As a result of opportunities associated with the positively sloped yield curve, during the third quarter of the year the Company executed a $50 million leverage transaction. The Company purchased a combination of callable agency and mortgage-backed securities with a 6-year average life, funded by repurchase agreements with a 30-month average life. The transaction locked in a spread of 167 basis points for an expected 24-month minimum period. Gains on sales of investment securities in 2001 were $1,495,000 compared to $711,000 in 2000.

     Investment securities purchased during the falling rate environment of 2001 reduced the overall portfolio yield. The average tax-equivalent yield of the portfolio in 2001 declined 41 basis points, to 6.18% from 6.59% in 2000. On a comparative basis, the portfolio yield increased 18 basis points in 2000 compared to 1999. When comparing year-end 2000 to year-end 2001, the portfolio yield declined 104 basis points, from 6.80% to 5.76%.

     The Company's book value of investment debt securities increased $47,020,000, or 21.6%, in the 12 months ended December 31, 2001, to a total of $264,807,000, compared to an increase of $22,649,000, or 11.6%, during the year 2000.

     The decline in interest rates, which causes an increase in the market value of fixed-rate investment securities, resulted in the Company's available-for-sale investment securities reflecting a market value that was 0.80% greater than the portfolios' book value. In compliance with SFAS 115, the Company reflects net unrealized gains and losses on its available-for-sale portfolio in its financial statement investment securities total, as well as the after-tax effect of the gains and losses in the accumulated other comprehensive income section of its shareholders' equity. The Company's December 31, 2001 investment portfolio reflects an unrealized gain on available-for-sale securities of $2,071,000, with an after-tax effect of $1,243,000 being reflected as an increase in shareholders' equity. At December 31, 2000, the Company reported unrealized gains in its available-for-sale portfolio of $1,171,000 and an increase in shareholders' equity of $702,000. Based on amortized cost, the Company classified 97% of its investment portfolio as available-for-sale at year-end 2001.

     The following table sets forth the amortized cost and market value for the Company's held-to-maturity investment securities portfolio:

Years ended December 31,              2001                     2000                    1999
-----------------------------------------------------------------------------------------------------
                            Amortized      Market    Amortized       Market   Amortized       Market
                                 Cost       Value         Cost        Value        Cost        Value
-----------------------------------------------------------------------------------------------------
                                                     (In thousands)
Obligations of states and
   political subdivisions      $7,371      $8,158      $10,223      $10,365      $12,449      $12,449
-----------------------------------------------------------------------------------------------------
Total                          $7,371      $8,158      $10,223      $10,365      $12,449      $12,449
-----------------------------------------------------------------------------------------------------

     The following table sets forth the amortized cost and market value for the Company's available-for-sale debt securities within the investment portfolio:

Years ended December 31,                    2001                      2000                     1999
-------------------------------------------------------------------------------------------------------------
                                 Amortized       Market    Amortized       Market     Amortized        Market
                                      Cost        Value         Cost        Value          Cost         Value
-------------------------------------------------------------------------------------------------------------
                                                               (In thousands)
U.S. Treasury and other
   U.S. government agencies       $ 61,430     $ 62,228     $ 50,911     $ 51,538     $  61,871      $ 61,225
Mortgage-backed securities         146,484      147,151       93,447       93,413        68,227        66,178
Obligations of states and
   political subdivisions           48,009       48,687       44,289       44,996        37,516        37,196
Other securities                     1,513        1,441       18,917       18,788        15,075        14,614
-------------------------------------------------------------------------------------------------------------
Total                             $257,436     $259,507     $207,564     $208,735     $ 182,689      $179,213
-------------------------------------------------------------------------------------------------------------
Net unrealized gains/(losses)
   on available-for-sale
   debt securities                $  2,071                  $  1,171                  $  (3,476)
-------------------------------------------------------------------------------------------------------------
Total Carrying Value              $259,507                  $208,735                  $ 179,213
-------------------------------------------------------------------------------------------------------------


     The following table sets forth as of December 31, 2001, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the basis of the cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:

                                                                   At December 31, 2001
------------------------------------------------------------------------------------------------------------------------------
                                                              Amount             Amount
                                          Amount      MaturinG After     Maturing After             Amount
                                 Maturing Within        One Year but     Five Years but     Maturing After
                                One Year or Less   Within Five Years   Within Ten Years          Ten Years         Total Cost
------------------------------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Held-To-Maturity Portfolio
Obligations of states and
   political subdivisions                $ 3,628            $  1,835            $   748            $ 1,160            $  7,371
------------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity
   portfolio value                       $ 3,628            $  1,835            $   748            $ 1,160            $  7,371
------------------------------------------------------------------------------------------------------------------------------
Weighted average yield
   at year end (1)                          5.78%               8.32%              6.81%              8.89%               7.00%

Available-for-Sale Portfolio
U.S. Treasury and other
   U.S. government agencies              $ 2,000            $ 19,084            $40,346            $    --            $ 61,430
Mortgage-backed securities                16,318              85,844             36,749              7,573             146,484
Obligations of states and
   political subdivisions                  5,213              11,567             18,982             12,247              48,009
Other securities                              --               1,513                 --                 --               1,513
------------------------------------------------------------------------------------------------------------------------------
Total available-for-sale
   portfolio value                       $23,531            $118,008            $96,077            $19,820            $257,436
------------------------------------------------------------------------------------------------------------------------------
Weighted average yield
   at year end (1)                          4.97%               5.59%              5.81%              6.94%               5.72%

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

     The following table sets forth the composition of the Company's loan portfolio at the dates indicated:

Composition of the Loan Portfolio

--------------------------------------------------------------------------------------------------------------------------
Years ended December 31,        2001                2000               1999                 1998                1997
--------------------------------------------------------------------------------------------------------------------------
                            Amount Percent     Amount  Percent     Amount  Percent     Amount  Percent     Amount  Percent
--------------------------------------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)
Commercial                $126,801   34.2%   $108,447    34.7%   $105,169    37.3%   $ 80,121    32.0%   $ 66,422    28.1%
Real estate mortgage       142,307   38.3%    119,948    38.4%    114,450    40.6%    113,570    45.4%    105,937    44.8%
Consumer                   106,734   28.7%     87,717    28.1%     66,878    23.7%     61,817    24.7%     70,169    29.7%
--------------------------------------------------------------------------------------------------------------------------
Gross Loans                375,842  101.2%    316,112   101.2%    286,497   101.6%    255,508   102.1%    242,528   102.6%
Less:
   Unearned discount          (104)  (0.0%)      (364)   (0.1%)    (1,060)   (0.4%)    (2,212)   (0.9%)    (3,087)   (1.3%
   Allowance for loan
      losses                (4,478)  (1.2%)    (3,370)   (1.1%)    (3,412)   (1.2%)    (3,001)   (1.2%)    (2,957)   (1.3%
--------------------------------------------------------------------------------------------------------------------------
Net Loans                 $371,260  100.0%   $312,378   100.0%   $282,025   100.0%   $250,295   100.0%   $236,484   100.0%
--------------------------------------------------------------------------------------------------------------------------

     On December 31, 2001, gross loans were $375,842,000, increasing $59,730,000, or 18.9%, during the year. By comparison, loans increased $29,615,000, or 10.3%, in 2000. The Company reported little change in the mix of its loan portfolio throughout 2001, with strong growth across all business lines.

     Residential mortgage loans, which represented 37.9% of gross loans at December 31, 2001, increased $22,359,000, or 18.6%, during 2001 compared to an increase of $5,498,000, or 4.8% in 2000. The mortgage portfolio at December 31, 2001 consists of 79% in fixed-rate loans, and 21% in loans that have adjustable-rate features. The Company originated $47,664,000 in mortgage loans during 2001. The majority of the loans were originated in Cortland and Madison counties. As of December 31, 2001, the Company was servicing mortgage loans sold in the secondary market with balances of $16,142,000. The total of mortgage loans being serviced at December 31, 2000 was $15,766,000.

     Loans in the commercial category consist primarily of short-term and/or floating-rate loans, lines of credit, as well as commercial mortgage loans, made to small- and medium-sized companies. Commercial loans in 2001 increased $18,354,000, or 16.9%, to $126,801,000. By comparison, commercial loans increased $3,278,000, or 3.1%, in 2000. The Company continued to maintain strong market share in its core markets, while developing the majority of its 2001 growth from new customers in the Onondaga county marketplace. Growth in new commercial relationships, and increased use of approved lines of credit throughout the year, resulted in average commercial loans during 2001 being $19,026,000, or 17.8% greater than in 2000.

     Consumer loans, which include indirect auto, home equity, direct installment, and revolving credit loans, increased 21.7%, or $19,017,000, in 2001. During 2001, the Company continued its focus on indirect auto lending, providing service to a network of more than 150 Central New York dealers. Indirect auto loans increased $14,305,000, or 34%, in 2001 compared to 2000, following an increase of $21,820,000, or 108%, in 2000 compared to 1999. The rate of growth in indirect auto loans during 2001 eased, as the Company tightened its underwriting guidelines in response to a higher than desirable loss rate and a weakening economy. Strong promotions of home equity lines of credit in 2001 increased outstanding balances by $4,337,000, or 26.8% during 2001. The Company's consumer loan portfolio does not contain credit card loans.

     The following table shows the amount of loans outstanding as of December 31, 2001, which, based on remaining scheduled payments of principal, are due in the periods indicated:

                                                               Maturing           Maturing
                                    Maturing within       After One but      After Five but     Maturing After
At December 31, 2001               One Year or Less   Within Five Years    Within Ten Years          Ten Years        Total
----------------------------------------------------------------------------------------------------------------------------
                                                      (In thousands)
Commercial                                  $48,016            $ 41,078             $22,255             $15,452     $126,801
Real estate mortgage                          8,984              33,127              37,416              62,780      142,307
Consumer, net of unearned discount           24,834              60,671              17,429               3,696      106,630
----------------------------------------------------------------------------------------------------------------------------
Total loans net of unearned discount        $81,834            $134,876             $77,100             $81,928     $375,738
----------------------------------------------------------------------------------------------------------------------------

     The following table sets forth the sensitivity of the loan amounts due after one year to changes in interest rates:


At December 31, 2001                        Fixed Rate         Variable Rate
-----------------------------------------------------------------------------
                                                     (In thousands)
Due after one year, but within five years   $100,666              $34,210
Due after five years                        $112,269              $46,759


LOAN QUALITY AND THE ALLOWANCE FOR LOAN LOSSES

     The following table represents information concerning the aggregate amount of nonperforming assets:

Years ended December 31,                       2001        2000         1999         1998        1997
-------------------------------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Loans accounted for on a
   nonaccrual basis                          $  736       $  686       $  682       $  552       $  525
Accruing loans which are contractually
   past due 90 days or more as to
   principal or interest payments               623          781          409          298        1,204
Other real estate owned and other
   repossessed assets                           320          354          269          257          363
-------------------------------------------------------------------------------------------------------
Total nonperforming loans and assets         $1,679       $1,821       $1,360       $1,107       $2,092
-------------------------------------------------------------------------------------------------------
Ratio of allowance for loan losses to
   period-end nonperforming loans            329.51%      229.72%      312.74%      353.06%      171.02%
Ratio of nonperforming assets to
   period-end total loans, other real
   estate owned, and repossessed assets        0.45%        0.58%        0.48%        0.44%        0.87%
-------------------------------------------------------------------------------------------------------

     Nonperforming assets, defined as nonaccruing loans plus loans 90 days or more past due, along with other real estate owned and other repossessed assets as of December 31, 2001 were $1,679,000, declining $142,000, or 7.8%, compared to year- end 2000. The ratio of nonperforming assets to year-end loans, other real estate owned, and other repossessed assets improved to 0.45% at December 31, 2001 from 0.58% at December 31, 2000.

     The ratio of nonperforming loans to total loans, in the amount of 0.36% at December 31, 2001, also showed improvement when compared to a ratio of 0.46% at December 31, 2000. The year-end ratio compares very favorably to the most recent peer bank data contained in the Uniform Bank Performance Report for all banks with total assets between $500,000,000 and $1,000,000,000, as published by the Federal Reserve Board's Division of Banking Supervision and Regulation, which as of September 30, 2001 reported a peer average of 0.77%. The adequacy of the allowance to provide coverage for nonperforming loans improved to 330% at year-end 2001 compared to 230% at year-end 2000. Total delinquencies, defined as loans 30 days or more past due and nonaccruing, were 1.85% of total loans outstanding as of December 31, 2001, compared to 1.60% at the end of 2000. At December 31, 2001, 66.3% of delinquent loans were less than 60 days past due.

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

     The Company's policy is to place a loan on nonaccrual status and recognize income on a cash basis when a loan is more than ninety days past due, unless in the opinion of management, the loan is well secured and in the process of collection. The impact of interest not recognized on nonaccrual loans was immaterial in 2001. The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on fair value of the collateral. As of December 31, 2001, there were no impaired loans for which specific valuation allowances had been recorded.

     The allowance for loan losses represents management's best estimate of probable loan losses in the Company's loan portfolio. Management's quarterly evaluation of the allowance for loan losses is a comprehensive analysis that builds a total reserve by evaluating the risks within each loan type, or pool, of similar loans. The Company uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates a reserve for each pool based on the most recent three-year loss rate, adjusted to reflect the expected impact that current trends regarding loan growth, delinquency, losses, economic conditions, and current interest rates are likely to have. For commercial loan pools, the Company establishes a specific reserve allocation for all loans, which have been risk rated under the Company's risk rating system, as substandard, doubtful, or loss. The specific allocation is based on the most recent valuation of the loan collateral and the customer's ability to pay. For all other commercial loans, the Company uses the general allocation methodology that establishes a reserve for each risk rating category. The general allocation methodology for commercial loans considers the same factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management's best estimate of the probable loan losses in the Company's loan portfolio. Loans are charged against the allowance for loan losses, in accordance with the Company's loan policy, when they are determined by management to be uncollectible. Recoveries on loans previously charged-off are credited to the allowance for loan losses when they are received. When management determines that the allowance for loan losses is less than adequate to provide for potential losses, a direct charge is made to operating income.

     The allowance for loan losses account at December 31, 2001 was $4,478,000, or 1.19% of loans outstanding, compared to $3,370,000, or 1.07% of loans outstanding, at December 31, 2000. The 2001 increase of $1,108,000 in the reserve for loan losses was funded by a $2,455,000 provision expense that was equal to 1.82 times the amount of net loan losses for 2001. Although net loans charged-off increased from $1,192,000 in 2000 to $1,347,000 in 2001, the ratio of net charge-offs to average loans outstanding declined to 0.38% in 2001 compared to 0.40% in 2000. The Company experienced a significant increase in consumer loan losses in 2001, particularly in its indirect auto loan portfolio. Consumer loan losses represented 81% of total loan losses with 59% of the total loan losses in indirect auto loans. In the second half of 2001, the Company tightened its indirect auto loan underwriting guidelines, and terminated relationships with a number of dealerships that were considered unsatisfactory. Commercial loan losses represented the balance of the 2001 loan losses, and declined significantly from the amount reported in 2000. The Company reported no net losses in its residential mortgage loan portfolio in 2001.

     The following table summarizes loan balances at the end of each period indicated and the daily average amount of loans. Also summarized are changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off and additions to the allowance, which have been charged to expense.

Summary of Loan Loss Allowance
Years ended December 31,                          2001           2000           1999           1998          1997
---------------------------------------------------------------------------------------------------------------------
                                                            (Dollars in thousands)
Amount of loans outstanding at
   end of period (gross loans less
   unearned discount)                            $375,738       $315,748       $285,437       $253,296       $239,441
---------------------------------------------------------------------------------------------------------------------
Daily average amount of loans
   (net of unearned discount)                    $353,303       $298,521       $263,961       $244,649       $236,843
---------------------------------------------------------------------------------------------------------------------
Balance of allowance for loan
   losses at beginning of period                 $  3,370       $  3,412       $  3,001       $  2,957       $  3,025
Loans charged-off:
   Commercial                                         326            780             73            218            148
   Real estate mortgage                                 1             56             38             29             57
   Consumer                                         1,395            621            637            693            602
---------------------------------------------------------------------------------------------------------------------
      Total loans charged-off                       1,722          1,457            748            940            807
Recoveries of loans previously charged-off:
   Commercial                                          32             74             21            111             17
   Real estate mortgage                                 2              1              1             --             --
   Consumer                                           341            190            162            103             97
---------------------------------------------------------------------------------------------------------------------
      Total recoveries                                375            265            184            214            114
Net loans charged-off                               1,347          1,192            564            726            693
---------------------------------------------------------------------------------------------------------------------
Additions to allowance charged
   to expense                                       2,455          1,150            975            770            625
---------------------------------------------------------------------------------------------------------------------
Balance at end of period                         $  4,478       $  3,370       $  3,412       $  3,001       $  2,957
Ratio of allowance for loan losses
   to period-end loans                               1.19%          1.07%          1.20%          1.18%          1.23%
Ratio of net charge-offs to
   average loans outstanding                         0.38%          0.40%          0.21%          0.30%          0.29%

     The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the probable losses within the following categories of loans at the dates indicated:

Allocation of the Allowance for Loan Losses
Years ended December 31,      2001                    2000                 1999                 1998                  1997
----------------------------------------------------------------------------------------------------------------------------------
                       Amt. of                Amt. of                Amt. of              Amt. of             Amt. of
                     Allowance   Percent    Allowance     Percent  Allowance   Percent  Allowance   Percent  Allowance    Percent
----------------------------------------------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
Commercial              $2,588    57.79%       $1,625      48.22%     $1,857    54.43%     $1,159    38.62%     $  948      32.05%
Real estate mortgage       305     6.81%          276       8.19%        391    11.46%        482    16.06%        541      18.30%
Consumer                 1,585    35.40%        1,469      43.59%      1,164    34.11%        698    23.26%        906      30.64%
Unallocated                 --       --            --         --          --       --         662    22.06%        562      19.01%
----------------------------------------------------------------------------------------------------------------------------------
Total                   $4,478    100.0%       $3,370      100.0%     $3,412    100.0%     $3,001    100.0%     $2,957      100.0%
----------------------------------------------------------------------------------------------------------------------------------

DEPOSITS AND OTHER BORROWINGS

     The Company's deposit accounts represent its primary source of funds. The deposit base is comprised of demand deposit, savings and money market accounts, and other time deposits, that are primarily provided by individuals, businesses, and local governments within the communities served. The Company continuously monitors market pricing, competitors' rates, and internal interest rate spreads to maintain and promote growth and profitability.

     Average deposits during 2001 increased $44,800,000, or 9.7%, compared to a $28,756,000, or 6.7%, increase in 2000. Compared to December 31, 2000, deposits as of December 31, 2001, in the amount of $499,292,000, were up $24,393,000, or 5.1%. The growth in average deposits during 2001 was a result of strong growth in a number of business lines. Average commercial deposits were up 10% compared to the prior year, consistent with and related to, the strong growth in new commercial loan relationships. Development of new municipal relationships increased the opportunities to acquire competitively priced time deposits, and resulted in an increase of 1.9% in average municipal deposits outstanding during 2001. Average consumer deposits in 2001 increased 8.8% over the prior year, with increases attributable to growth in money market and time deposit balances. Average deposits also increased during 2001 as the Company acquired brokered certificates of deposit, with rates and maturities that were preferential to other deposit alternatives.

     The Company's average deposit mix in 2001, compared to 2000, reflected a slight shift from lower cost demand deposit, savings, and money market accounts, to higher cost time deposit accounts. The Company's average demand deposits, including both interest-bearing and noninterest-bearing accounts, declined 1% as a percentage of total average deposits, to 24.7% during 2001, following a 2% decline the prior year. Although declining as a percentage of the total, this group of average deposits increased $6,770,000, or 5.8%, when comparing 2001 to 2000. These core transactional accounts continue to represent a significant percentage of total deposits and provide the Company with an important low-cost source of funds. The Company's savings and money market average deposit balances increased $7,809,000, or 5.1%, during 2001 primarily on the growth in the Company's retail money market balances. The product was priced to compete with brokerage money market accounts. Average time deposits in 2001 increased $30,221,000, or 15.9%, compared to 2000, following an increase of $26,420,000, or 16.2%, when comparing 2000 to 1999. Average time deposit increases were reported in the commercial and consumer categories, as well as in brokered certificates of deposit. Throughout the year, customers shortened the average maturity of their time deposits as well as transferred balances to money market and savings products, in response to declining interest rates. Commercial deposits ended the year with strong growth, up $11,437,000, or 18%, compared to the prior year-end. Consumer deposits were up $3,136,000, or 1.1%, with increases in lower cost demand deposit and money market balances. The Company's total municipal deposits of $100,817,000 on December 31, 2001 represented 20.2% of total deposits, down from $118,286,000, or 24.9% of total deposits on December 31, 2000. During the fourth quarter of 2001, competitors priced municipal money market products at a premium to time deposits. The Company determined not to match the competitive pricing structure but to offset the deposit declines with lower cost borrowings of similar maturity. Brokered certificates of deposit in the amount of $26,742,000, represented 13.2% of time deposits, and 5.4% of total deposits at December 31, 2001. The Company reported no brokered certificates of deposit at December 31, 2000.

     Time deposits in excess of $100 thousand, which are more volatile and sensitive to interest rates, totaled $68,520,000 at year-end 2001, representing 33.9% of total time deposits, and 13.7% of total deposits. On a comparative basis, these deposits totaled $94,728,000, representing 44.3% of total time deposits, and 19.9% of total deposits at year-end 2000.

     The average daily amount of deposits, the average rate paid, and the percentage of deposits on each of the following deposit categories are summarized below for the years indicated:

                                             2001                               2000                           1999
----------------------------------------------------------------------------------------------------------------------------------
                                              Avg.    Percent                     Avg.     Percent               Avg.      Percent
                                   Avg.      Rate          of         Avg.        Rate          of       Avg.    Rate           of
                                Balance      Paid    Deposits      Balance        Paid    Deposits    Balance    Paid     Deposits
----------------------------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Noninterest-bearing
   demand deposits             $ 52,871     0.00%      10.48%     $ 54,800       0.00%      11.92%   $ 54,590    0.00%      12.66%
Interest-bearing
   demand deposits               71,627     1.05%      14.19%       62,928       1.53%      13.68%     64,480    1.62%      14.96%
Savings and money
   market deposits              160,382     2.69%      31.78%      152,573       3.39%      33.18%    148,895    3.11%      34.54%
Time deposits                   219,756     5.01%      43.55%      189,535       5.72%      41.22%    163,115    4.87%      37.84%
----------------------------------------------------------------------------------------------------------------------------------
Total average daily amount
   of deposits                 $504,636     3.19%     100.00%     $459,836       3.69%     100.00%   $431,080    3.16%     100.00%
----------------------------------------------------------------------------------------------------------------------------------

     The following table indicates the amount of the Company's time deposits of $100,000 or more by time remaining until maturity as of December 31, 2001:

                                                  (In thousands)
Less than three months                                 $44,413
Three months to six months                               6,495
Six months to one year                                  11,121
Over one year                                            6,491
--------------------------------------------------------------
Total                                                  $68,520
--------------------------------------------------------------

     The Company offers retail repurchase agreements primarily to its larger business customers. Under the terms of the agreements, the Company sells investment portfolio securities to the customer and agrees to repurchase the securities at a specified later date. The Company views the arrangement as a deposit alternative for its business customers. As of December 31, 2001, retail repurchase agreement balances amounted to $17,412,000 compared to balances of $6,936,000 at December 31, 2000. During 2001, the Company utilized collateralized repurchase agreements with various brokers, and advances from the Federal Home Loan Bank of New York as alternative sources of funding and as a liability management practice. At December 31, 2001, the combination of repurchase agreements and term advances were $115,013,000, compared to $36,750,000 at December 31, 2000.

CAPITAL

     In 2001, the Company added $6,011,000 into equity through net income and returned $2,955,000 to its shareholders in the form of cash dividends, retaining $3,056,000 in undivided profits. During the year, the Company repurchased 161,627 shares of its common stock at a cost of $3,169,000 in connection with a stock repurchase program. Total shareholders' equity also reflects an adjustment for the change in market value of the Company's available-for-sale investment securities. As previously discussed in the Investment Securities section, the after-tax effect of the net unrealized gains and losses is reported as the Accumulated Other Comprehensive Income component of shareholders' equity, and reflects an increase in total shareholders' equity of $1,243,000 as of December 31, 2001. The Company's ratio of shareholders' equity to total assets of 7.72% at December 31, 2001 compares to 9.13% at December 31, 2000. The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank, that supports growth and expansion activities while at the same time exceeding regulatory standards. Capital adequacy in the banking industry is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. At December 31, 2001, the Company exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized institution." A more comprehensive analysis of regulatory capital requirements, including ratios for the Company and its subsidiary bank, is included in Note 16 in the Consolidated Financial Statements section of the Annual Report.

     The Company declared cash dividends equal to $0.845 per share in 2001 compared to $0.71 in 2000. During the fourth quarter of 2001, the regular quarterly dividend rate was increased from $0.185 per share to $0.19 per share, and the Company declared an extra cash dividend of $0.10 per share. The 2001 dividend pay-out ratio was 49% compared to a 47% pay-out ratio in 2000.

LIQUIDITY

     Liquidity is the ability of the Company to generate and maintain sufficient cash flows to fund its operations and to meet customers' loan demands or deposit withdrawals. Maintaining a stable core deposit base is one of the fundamentals in the Company's liquidity management policy. It is the Company's goal to raise cash when needed, at the most reasonable cost, with a minimum of loss. Management carefully monitors its liquidity position and seeks to maintain adequate liquidity to meet its needs. The Company meets its liquidity needs by balancing levels of cash flow from the sale or maturity of available-for-sale investment securities and loan amortizing payments and maturities, as well as with the availability of dependable borrowing sources which can be accessed when needed. Total borrowing capacity with the Federal Home Loan Bank and other banks with which the Company has approved lines of credit as of year-end 2001 was $103,245,000 and $15,000,000, respectively, of which $63,245,000 and $15,000,000 remained available, respectively. The Company also has contracts with a number of brokers whereby it may enter into collateralized repurchase agreements. As of December 31, 2001, the Company owns $37,000,000 in securities that were available for pledging purposes.

OTHER INFORMATION

     On January 4, 2002, the Company announced that its Board of Directors approved the formation of a commercial leasing company. The company specializes in information technology, municipal, health care, energy and utilities, education, and equipment leasing. The leasing company is a subsidiary of the Bank.

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

     The model measures the change in net interest income which results when market interest rates change. As of December 31, 2001, an instantaneous 200 basis point increase in market interest rates was estimated to have a negative impact of 6.9% on net interest income over the next twelve-month period, while a 200 basis point decrease in market interest rates was estimated to have a positive impact of 6.0% on the Company's net interest income. By comparison, at December 31, 2000 the Company estimated an instantaneous 200 basis point rise in rates would have a negative impact of 11.9% on net interest income during 2001 while a 200 basis point decline in rates would have a positive impact of 6.7% on net interest income during 2001. During the second half of 2001, the Company began to realign its asset/liability mix to reduce its risk to rising rates. Although the economy remained weak and the Federal Reserve Bank continued to lower rates throughout 2001, expectations for an economic recovery and higher rates in 2002 increased. Risk to rising rates was reduced through the growth of adjustable-rate commercial and consumer loans, the purchase of shorter-term investments, and the acquisition of term brokered certificates of deposit and borrowings. The Company expects that interest rates will move higher in 2002, with its net interest margin coming under slight pressure toward the end of the year. The potential change in net interest income resulting from this analysis falls within the Company's interest rate risk policy guidelines.

     Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit rate changes, and should not be relied upon as indicative of actual results.

   The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 2001:

Expected Maturity/Principal Repayments at December 31, 2001

                                                                                                                   Average
                                                                                               There-             Interest     Fair
                                        2002        2003       2004       2005       2006       after      Total      Rate    Value
------------------------------------------------------------------------------------------------------------------------------------
                                                                      (In thousands)
Rate Sensitive Assets
Loans                               $122,087    $ 77,717    $35,161    $31,919    $29,704    $ 74,672    $371,260    7.42%  $377,841
Investments                           49,852      30,685     25,157     42,802     17,469     106,725     272,690    5.52%   273,477
  ----------------------------------------------------------------------------------------------------------------------------------
Total rate sensitive assets         $171,939    $108,402    $60,318    $74,721    $47,173    $181,397    $643,950           $651,318
  ----------------------------------------------------------------------------------------------------------------------------------

Rate Sensitive Liabilities
Savings, money market, and
   NOW accounts                     $ 24,928    $     --    $    --    $    --    $    --    $215,370    $240,298    1.30%  $240,298
Time deposits                        147,691      41,248      9,558      2,554        899          --     201,950    3.87%   203,639
Borrowings                            34,366      40,000     30,000         --         --      28,059     132,425    3.60%   138,772
  ----------------------------------------------------------------------------------------------------------------------------------
Total rate sensitive liabilities    $206,985    $ 81,248    $39,558    $ 2,554    $   899    $243,429    $574,673           $582,709
  ----------------------------------------------------------------------------------------------------------------------------------

Expected maturities are contractual maturities adjusted for prepayments of principal. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayment of principal. The prepayment experience reflected herein is based on the Company's historical experience. The actual maturities and run-off of loans could vary substantially if future prepayments differ from the Company's historical experience. For liabilities, expected maturities are contractual maturities for time deposits and borrowings. Non-maturity liabilities have estimated maturities based on an analysis that considers the historic stability of the balances and the competitiveness of the Company's pricing, for each account type. At December 31, 2001, 90% of the Company's non-maturity consumer and business type account balances were assumed to be core, or stable, with maturities over 5 years. Non-maturity balances with public fund, or municipal customers, were estimated to be 88% core, or stable, with maturities over 5 years. Non-maturity balances not considered to be core, are expected to mature within the first year.


Item 8 - Financial Statements and Supplemental Data

Consolidated Statements of Condition          (Dollars in thousands)

Assets                                                             Dec. 31, 2001      Dec. 31, 2000
Cash and due from banks                                                 $ 21,626           $ 19,274
Federal funds sold                                                            --                 --
----------------------------------------------------------------------------------------------------
Total Cash and Cash Equivalents                                           21,626             19,274

Held-to-maturity investment securities                                     7,371             10,223
Available-for-sale investment securities                                 265,319            212,855
----------------------------------------------------------------------------------------------------
Total Investment Securities                                              272,690            223,078
(fair value--$273,477 for 2001 and $223,220 for 2000)

Total Loans                                                              375,842            316,112

Less: Unearned income                                                        104                364
Less: Allowance for loan losses                                            4,478              3,370
----------------------------------------------------------------------------------------------------
Net Loans                                                                371,260            312,378

Bank premises, furniture, and equipment                                   10,621             10,671
Accrued interest receivable                                                4,085              4,160
Other assets                                                              12,589             11,226
----------------------------------------------------------------------------------------------------
Total Assets                                                            $692,871           $580,787
----------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Noninterest-bearing deposits                                            $ 57,044           $ 52,195
   Interest-bearing deposits                                             442,248            422,704

Total Deposits                                                           499,292            474,899

Borrowings                                                               132,425             46,086
Other liabilities                                                          7,691              6,767
----------------------------------------------------------------------------------------------------
Total Liabilities                                                        639,408            527,752
----------------------------------------------------------------------------------------------------
Shareholders' equity:

   Preferred stock--par value $25.00 a share;
   1,000,000 shares authorized, none issued;
   Common stock--par value $1.00 a share;
   10,000,000 shares authorized 3,815,305 and
   3,815,305 shares issued, and 3,447,213 and 3,608,840
   shares outstanding for 2001 and 2000, respectively                      3,815              3,815
Surplus                                                                    7,096              7,096
Undivided profits                                                         49,086             46,030
Accumulated other comprehensive income                                     1,243                702
Treasury stock, at cost; 368,092 and 206,465 shares, respectively         (7,777)            (4,608)
----------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                53,463             53,035
----------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                              $692,871           $580,787
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income          (Dollars in thousands)

Interest Income                  Years Ended Dec. 31, 2001       Dec. 31, 2000       Dec. 31, 1999
Interest and fees on loans                         $29,028             $26,701             $22,923
Interest on investment securities:
    U.S. Government and
      Agency obligations                             9,898               9,261               7,542
    Obligations of states and
      political subdivisions                         2,649               2,411               2,636
    Other                                            1,166               1,403                 974
Interest on federal funds sold                         383                 286                 433
--------------------------------------------------------------------------------------------------
Total Interest Income                               43,124              40,062              34,508


Interest Expense
Interest on deposits                                16,073              16,977              13,621
Interest on borrowings                               3,892               2,490                 599
--------------------------------------------------------------------------------------------------
Total Interest Expense                              19,965              19,467              14,220
--------------------------------------------------------------------------------------------------
Net Interest Income                                 23,159              20,595              20,288
Provision for loan losses                            2,455               1,150                 975
--------------------------------------------------------------------------------------------------
Net Interest Income After Provision
    For Loan Losses                                 20,704              19,445              19,313


Other Income
Trust and brokerage services                         1,405               1,393               1,134
Service charges on deposit accounts                  2,370               1,993               1,939
Investment securities gains                          1,495                 711                 136
Other operating income                               1,721               2,552               1,349
--------------------------------------------------------------------------------------------------
Total Other Income                                   6,991               6,649               4,558
--------------------------------------------------------------------------------------------------
Total Operating Income                              27,695              26,094              23,871


Other Expenses
Salaries, wages, and employee benefits              11,264              10,414               9,112
Building, occupancy, and equipment                   3,153               2,861               2,587
Other operating expense                              5,550               5,362               4,926
--------------------------------------------------------------------------------------------------
Total Other Expenses                                19,967              18,637              16,625
--------------------------------------------------------------------------------------------------
Income Before Income Taxes                           7,728               7,457               7,246
Provision for income taxes                           1,717               2,032               1,844
--------------------------------------------------------------------------------------------------
Net Income                                         $ 6,011             $ 5,425             $ 5,402
--------------------------------------------------------------------------------------------------
Net Income Per Common Share
    Basic                                          $  1.71             $  1.52             $  1.51
    Diluted                                        $  1.70             $  1.52             $  1.51
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income          (Dollars in thousands)

------------------------------------------------------------------------------------------------------------------------

                                                               Years Ended Dec. 31, 2001   Dec. 31, 2000   Dec. 31, 1999
------------------------------------------------------------------------------------------------------------------------
Net income                                                                       $ 6,011         $ 5,425         $ 5,402
Other comprehensive income net of taxes:
    Unrealized net gains on securities:
       Unrealized holding gains (losses) arising during the period                 2,396           5,358          (5,155)
       Less: Reclassification adjustment for gains included in net income         (1,495)           (711)           (136)
------------------------------------------------------------------------------------------------------------------------
                                                                                     901           4,647          (5,291)
Income tax (provision) benefit                                                      (360)         (1,859)          2,117
------------------------------------------------------------------------------------------------------------------------
    Other comprehensive income (loss), net of tax                                    541           2,788          (3,174)
------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                             $ 6,552         $ 8,213         $ 2,228
------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity             (Dollars in thousands)

                                                                                        Accumulated
                                         Issued                                               Other
For the Years Ended                      Common     Common              Undivided      Comprehensive   Treasury
Dec. 31, 2001, 2000, 1999                Shares      Stock   Surplus      Profits             Income      Stock      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999            3,641,178     $3,641    $3,641      $43,864           $ 1,088     $(1,066)   $51,168
------------------------------------------------------------------------------------------------------------------------------------
Net income for the year                                                     5,402                                    5,402
Change in unrealized net gain
   on investment securities                                                                  (3,174)                (3,174)
Cash dividends, $.70 per share                                             (2,498)                                  (2,498)
Treasury stock purchased                                                                                 (1,653)    (1,653)
Shares returned in lieu
   of fractional shares                    (143)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999          3,641,035      3,641     3,641       46,768            (2,086)     (2,719)    49,245
------------------------------------------------------------------------------------------------------------------------------------
Net income for the year                                                     5,425                                    5,425
Change in unrealized net gain
   on investment securities                                                                   2,788                  2,788
Cash dividends, $.71 per share                                             (2,534)                                  (2,534)
5% stock dividend                       174,270        174     3,455       (3,629)                                     --
Treasury stock purchased                                                                                 (1,889)    (1,889)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000          3,815,305      3,815     7,096       46,030               702      (4,608)    53,035
------------------------------------------------------------------------------------------------------------------------------------
Net income for the year                                                     6,011                                    6,011
Change in unrealized net gain
   on investment securities                                                                     541                    541
Cash dividends, $.845 per share                                            (2,955)                                  (2,955)
Treasury stock purchased                                                                                 (3,169)    (3,169)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001          3,815,305     $3,815    $7,096      $49,086           $ 1,243     $(7,777)   $53,463
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows          (Dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Operating Activities                                                  Years Ended Dec. 31, 2001            2000            1999
Net income                                                                              $ 6,011         $ 5,425         $ 5,402
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                             2,455           1,150             975
    Provision for depreciation                                                            1,346           1,208           1,108
    Increase in surrender value of life insurance                                          (300)           (469)            (80)
    Benefit for deferred income taxes                                                      (385)           (225)           (340)
    (Accretion) amortization of investment security discounts and premiums, net            (183)            168             929
    Realized investment security gains                                                   (1,495)           (711)           (136)
    Change in other assets and liabilities                                                 (372)            183             593
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                 7,077           6,729           8,451
-------------------------------------------------------------------------------------------------------------------------------

Investing Activities
Proceeds from maturities of investment securities, available-for-sale                    67,362          29,667          44,572
Proceeds from maturities of investment securities, held-to-maturity                       8,216           6,697           1,751
Proceeds from sales of investment securities                                             51,147          33,668          12,793
Purchase of investment securities, available-for-sale                                  (168,393)        (89,067)        (84,451)
Purchase of investment securities, held-to-maturity                                      (5,364)         (4,471)         (2,894)
Purchase of life insurance                                                                   --              --          (7,500)
Net increase in loans                                                                   (61,337)        (31,503)        (32,705)
Purchases of premises and equipment                                                      (1,296)         (2,991)         (1,707)
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                                  (109,665)        (58,000)        (70,141)
-------------------------------------------------------------------------------------------------------------------------------

Financing Activities
Net increase (decrease) in demand deposits, NOW accounts, and savings accounts           35,977          (5,930)          3,365
Net (decrease) increase in time deposits                                                (11,584)         45,755          18,115
Net increase (decrease) in short-term borrowings                                         16,339            (139)         30,473
Net increase in long-term borrowings                                                     70,000          15,000              --
Treasury stock purchased                                                                 (3,169)         (1,889)         (1,653)
Cash dividends                                                                           (2,623)         (2,483)         (2,510)
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                               104,940          50,314          47,790
-------------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                          2,352            (957)        (13,900)
Cash and cash equivalents at beginning of year                                           19,274          20,231          34,131
-------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                              $  21,626        $ 19,274        $ 20,231
-------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
    Interest on deposits and borrowings                                               $  20,131        $ 18,990        $ 13,855
    Income taxes                                                                          2,020           2,362           2,322
Noncash investing activities:
    Decrease (increase) in net unrealized gain/losses on
     available-for-sale securities                                                         (901)         (4,647)          5,291
Noncash financing activities:
    Dividend declared and unpaid                                                          1,000             668             617
-------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Alliance Financial Corporation (the Company) is a bank holding company, which owns and operates Alliance Bank, N.A. The Company provides financial services primarily to individuals, small- to medium-sized businesses and government customers from 19 branches in Broome, Cortland, Madison, Oneida, and Onondaga counties. The Bank has a substantially wholly owned subsidiary, Alliance Preferred Funding Corp., which is engaged in residential real estate activity.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Investment Securities: The Company classifies investment securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those that the Company has the intent and ability to hold to maturity, and are reported at cost, adjusted for amortization of premiums and accretion of discounts. Investment securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value, with net unrealized holding gains and losses reflected as a separate component of shareholders' equity, net of the applicable income tax effect. None of the Company's investment securities have been classified as trading securities. Gains and losses on the sale of investment securities are based on the specific identification method. Premiums and discounts on securities are amortized and accreted into income using the interest method over the life of the security.

Securities Sold under Agreements to Repurchase: Repurchase agreements are accounted for as collateralized borrowings, and the obligations to repurchase securities sold are reflected as a liability in the statement of financial condition, since the Company maintains effective control over the transferred securities. The securities underlying the agreements remain in the investment account.

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

Allowance for Loan Losses: The allowance for loan losses represents management's best estimate of probable loan losses in the Company's loan portfolio. Management's quarterly evaluation of the allowance for loan losses is a comprehensive analysis that builds a total reserve by evaluating the risks within each loan type, or pool, of similar loans. The Company uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates a reserve for each pool based on the most recent three-year loss rate, adjusted to reflect the expected impact that current trends regarding loan growth, delinquency, losses, economic conditions, and current interest rates are likely to have. For commercial loan pools, the Company establishes a specific reserve allocation for all loans, which have been risk rated under the Company's risk rating system, as substandard, doubtful, or loss. The specific allocation is based on the most recent valuation of the loan collateral and the customer's ability to pay. For all other commercial loans, the Company uses the general allocation methodology that establishes a reserve for each risk rating category. The general allocation methodology for commercial loans considers the same factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management's best estimate of the probable loan losses in the Company's loan portfolio.

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

Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding throughout each year; 3,523,127, 3,569,073, and 3,576,728 for 2001, 2000, and 1999,
respectively. Diluted earnings per share gives the effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. Weighted average shares outstanding adjusted for the effect of the assumed exercise of stock options were 3,532,494, 3,579,114, and 3,577,109 for the years 2001, 2000, and 1999, respectively. For the year ending December 31, 2001, basic earnings per share were $1.71 and diluted earnings per share were $1.70. For the years ending December 31, 2000 and 1999, both basic and diluted earnings per share were $1.52 and $1.51, respectively.

INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities at December 31 are as follows:

(Dollars in Thousands)

                                                         Amortized   Gross Unreal-   Gross Unreal-         Estimated
Held-to-Maturity--2001                                        Cost      ized Gains     ized Losses        Fair Value
--------------------------------------------------------------------------------------------------------------------
Obligations of states and political subdivisions          $  7,371          $  787          $   --          $  8,158
--------------------------------------------------------------------------------------------------------------------
Total                                                     $  7,371          $  787          $   --          $  8,158
--------------------------------------------------------------------------------------------------------------------
Available-for-Sale--2001
--------------------------------------------------------------------------------------------------------------------
U.S. Treasury and other U.S. government agencies          $ 61,430          $1,146          $  348          $ 62,228
Obligations of states and political subdivisions            48,009             910             232            48,687
Mortgage-backed securities                                 146,484           1,279             612           147,151
Other securities                                             1,513              33             105             1,441
--------------------------------------------------------------------------------------------------------------------
Total                                                     $257,436          $3,368          $1,297          $259,507
--------------------------------------------------------------------------------------------------------------------
Stock Investments
   Federal Home Loan Bank                                    4,830              --              --             4,830
   Federal Reserve Bank and others                             982              --              --               982
--------------------------------------------------------------------------------------------------------------------
Total stock investment                                       5,812              --              --             5,812
--------------------------------------------------------------------------------------------------------------------
   Total available-for-sale                               $263,248          $3,368          $1,297          $265,319
--------------------------------------------------------------------------------------------------------------------
Net unrealized gain on available-for-sale                    2,071
--------------------------------------------------------------------------------------------------------------------
Grand total carrying value                                $272,690
--------------------------------------------------------------------------------------------------------------------
Held-to-Maturity--2000
--------------------------------------------------------------------------------------------------------------------
Obligations of states and political subdivisions          $ 10,223          $  142          $   --          $ 10,365
--------------------------------------------------------------------------------------------------------------------
Total                                                     $ 10,223          $  142          $   --          $ 10,365
--------------------------------------------------------------------------------------------------------------------
Available-for-Sale--2000
--------------------------------------------------------------------------------------------------------------------
U.S. Treasury and other U.S. government agencies          $ 50,911          $  725          $   98          $ 51,538
Obligations of states and political subdivisions            44,289             766              59            44,996
Mortgage-backed securities                                  93,447             367             401            93,413
Other securities                                            18,917             175             304            18,788
--------------------------------------------------------------------------------------------------------------------
Total                                                     $207,564          $2,033          $  862          $208,735
--------------------------------------------------------------------------------------------------------------------
Stock Investments
   Federal Home Loan Bank                                    3,310              --              --             3,310
   Federal Reserve Bank and others                             810              --              --               810
--------------------------------------------------------------------------------------------------------------------
Total stock investment                                       4,120              --              --             4,120
--------------------------------------------------------------------------------------------------------------------
   Total available-for-sale                               $211,684          $2,033          $  862          $212,855
--------------------------------------------------------------------------------------------------------------------
Net unrealized gain on available-for-sale                    1,171
--------------------------------------------------------------------------------------------------------------------
Grand total carrying value                                $223,078
--------------------------------------------------------------------------------------------------------------------

     The carrying value and estimated market value of debt securities at December 31, 2001 by contractual maturity are shown below. The maturities of mortgage-backed securities are based on average life of the security. All other expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars In Thousands)

                                            Held-to-Maturity           Available-for-Sale
--------------------------------------------------------------------------------------------------
                                                         Estimated                       Estimated
                                      Amortized Cost    Fair Value  Amortized Cost      Fair Value
--------------------------------------------------------------------------------------------------
Due in one year or less                       $3,628        $4,014        $ 23,531        $ 23,740
Due after one year through five years          1,835         2,032         118,008         119,080
Due after five years through ten years           748           827          96,077          96,824
Due after ten years                            1,160         1,285          19,820          19,863
--------------------------------------------------------------------------------------------------
Total debt securities                         $7,371        $8,158        $257,436        $259,507
--------------------------------------------------------------------------------------------------

At December 31, 2001 and 2000, investment securities with a carrying value of $242,777 and $163,700, respectively, were pledged as collateral for certain deposits and other purposes as required or permitted by law.

     The Company recognized gross gains of $1,513, $738, and $154 for 2001, 2000, and 1999, respectively, and gross losses of $18, $27, and $18 for 2001, 2000, and 1999, respectively.

LOANS

Major classifications of loans at December 31 are as follows:

(Dollars In Thousands)
                                          2001           2000
---------------------------------------------------------------
Commercial                             $126,801        $108,447
Real estate loans                       142,307         119,948
Consumer loans                          106,734          87,717
---------------------------------------------------------------
Total                                   375,842         316,112
---------------------------------------------------------------
Less: Unearned income                       104             364
Less: Allowance for loan losses           4,478           3,370
---------------------------------------------------------------
Net loans                              $371,260        $312,378
---------------------------------------------------------------

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid balances of mortgage loans serviced for others were $16,142, $15,766, and $16,612 at December 31, 2001, 2000, and 1999, respectively.

     Substantially all of the Bank's loans are granted to borrowers concentrated primarily within Cortland, Madison, Oneida, and Onondaga Counties.

ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31 are summarized as follows:

(Dollars In Thousands)

                                   2001          2000          1999
-------------------------------------------------------------------
Balance at January 1             $3,370        $3,412        $3,001
Provision for loan losses         2,455         1,150           975
Recoveries credited                 375           265           184
Subtotal                          6,200         4,827         4,160
Less: Loans charged-off           1,722         1,457           748
-------------------------------------------------------------------
Balance at December 31           $4,478        $3,370        $3,412
-------------------------------------------------------------------

The average recorded investment in impaired loans was zero for the years ended December 31, 2001, 2000, and 1999. The amount of nonaccrual loans for the years ended December 31, 2001, 2000, and 1999 was $736, $686, and $682, respectively.

RELATED PARTY TRANSACTIONS

Directors and executive officers of the Company and their affiliated companies were customers of, and had other transactions with, the Company in the ordinary course of business during 2001. It is the Company's policy that all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than normal risk of collectibility or present other unfavorable features. Loan transactions with related parties are summarized as follows:

(Dollars In Thousands)
                                            2001                 2000
---------------------------------------------------------------------
Balance at beginning of year             $ 9,825              $ 7,875
New loans and advances                     1,229                4,281
Loan payments                             (1,362)              (2,331)
---------------------------------------------------------------------
Balance at end of year                   $ 9,692              $ 9,825
---------------------------------------------------------------------

BANK PREMISES, FURNITURE, AND EQUIPMENT


Bank premises, furniture, and equipment at December 31 consist of the following:


(Dollars In Thousands)
                                            2001                 2000
---------------------------------------------------------------------
Land                                     $ 1,223              $ 1,238
Bank premises                              9,756                9,774
Furniture and equipment                   13,161               11,933
---------------------------------------------------------------------
Subtotal                                  24,140               22,945
---------------------------------------------------------------------
Less: Accumulated depreciation            13,519               12,274
---------------------------------------------------------------------
Balance at end of year                   $10,621              $10,671
---------------------------------------------------------------------

DEPOSITS


The carrying amounts of deposits consisted of the following at December 31:

(Dollars In Thousands)
                                            2001                 2000
---------------------------------------------------------------------
Noninterest-bearing checking            $ 57,044             $ 52,195
Interest-bearing checking                 74,782               71,070
Savings accounts                          68,538               65,957
Money market accounts                     96,978               71,882
Time deposits                            201,950              213,795
---------------------------------------------------------------------
Total deposits                          $499,292            $ 474,899
---------------------------------------------------------------------

The following table indicates the maturities of the Company's time deposits at December 31:

                                            2001                 2000
----------------------------------------------------------------------
Due in one year                         $147,691             $184,865
Due in two years                          41,248               21,842
Due in three years                         9,558                3,768
Due in four years                          2,554                2,191
Due in five years or more                    899                1,129
---------------------------------------------------------------------
Total time deposits                     $201,950             $213,795
---------------------------------------------------------------------

Total time deposits in excess of $100 as of December 31, 2001 and 2000 were $68,520 and $94,728, respectively.

BORROWINGS

The following is a summary of borrowings at December 31:

(Dollars In Thousands)
                                           2001                                2000
----------------------------------------------------------------------------------------------------------
                            Incurred                     Original   Incurred                     Original
                                Date    Amount    Rate       Term       Date    Amount    Rate       Term
----------------------------------------------------------------------------------------------------------
Securities sold under
   repurchase agreements    12/31/01  $ 17,412   1.95%     Demand   12/29/00   $ 6,936   6.00%     Demand
Federal Home Loan
   Bank term advances:       4/28/00     5,000   1.77%    2 years    4/28/00     5,000   6.43%    2 years
                             7/20/00     5,000   5.92%   10 years    7/20/00     5,000   5.92%   10 years
                             7/26/00     5,000   6.30%   10 years    7/26/00     5,000   6.30%   10 years
                             1/24/01     5,000   5.48%    2 years     9/5/00     5,000   6.76%   6 months
                              2/1/01     5,000   5.12%    2 years    12/1/00     5,000   6.53%   6 months
                             4/27/01     5,000   4.13%   10 years   12/28/00     6,750   6.42%    28 days
                             5/22/01    10,000   5.26%    3 years   12/29/00     5,000   6.89%   6 months
   Repurchase agreements:    7/18/01    10,000   4.53%    2 years
                             7/18/01    10,000   4.99%    3 years
                             8/20/01    10,000   4.64%    3 years
                             9/26/01    20,000   3.49%    2 years
                            12/19/01    10,013   0.90%    30 days
                            12/20/01    15,000   1.87%    33 days
Federal Home Loan
   Bank overnight advances                  --      --     Demand                2,400   5.85%     Demand
----------------------------------------------------------------------------------------------------------
Balance at end of year                $132,425                                 $46,086
----------------------------------------------------------------------------------------------------------

Information related to borrowings at December 31 is as follows:

                                                         2001          2000
-----------------------------------------------------------------------------
Maximum outstanding at any month end                   $132,425       $74,162
Average amount outstanding during the year             $ 82,970       $39,155
-----------------------------------------------------------------------------
Average interest rate during the year                      4.69%         6.36%
-----------------------------------------------------------------------------

Average amounts outstanding and average interest rates are computed using monthly averages.

The Company offers retail repurchase agreements primarily to its larger business customers. Under the terms of the agreement, the Company sells investment portfolio securities to the customer agreeing to repurchase the securities at a specified later date. The Company views the borrowing as a deposit alternative for its business customers. The Company at December 31, 2001 had securities with a carrying value of $20,406 pledged as collateral for these agreements.

     At December 31, 2001 and 2000, the Company had available an overnight line of credit and a one-month overnight repricing line of credit with the Federal Home Loan Bank of New York (FHLB), that totaled $56,990 and $50,551, respectively, of which $0 and $2,400 was outstanding as of December 31, 2001 and 2000, respectively. The Company also has access to the FHLB's Term Advance Program under which it can borrow at various terms and interest rates. Residential mortgage loans in the amount of $137,566 have been pledged by the Company under a blanket collateral agreement to secure the Company's line of credit and term borrowings. At December 31, 2001, the Company's total borrowing capacity with the FHLB was $103,245.

     Repurchase agreements outstanding at December 31, 2001 are at interest rates ranging from 0.90% to 4.99%. The face value at December 31, 2001 of investment securities pledged under repurchase agreements and other borrowings approximated $82,750.

     At December 31, 2001 and 2000, the Company had available $15,000 of lines of credit with other financial institutions which were unused.

INCOME TAXES

The provision for income taxes for the years ended December 31 is summarized as follows:

(Dollars In Thousands)
                                                  2001                   2000                1999
-------------------------------------------------------------------------------------------------
Current tax expense                             $2,102                 $2,257              $2,184
Deferred tax benefit                              (385)                  (225)               (340)
-------------------------------------------------------------------------------------------------
Total provision for income taxes                $1,717                 $2,032              $1,844
-------------------------------------------------------------------------------------------------

The provision for income taxes includes the following:

                                                  2001                   2000                1999
-------------------------------------------------------------------------------------------------
Federal income tax                              $1,422                 $1,746              $1,628
New York State franchise tax                       295                    286                 216
-------------------------------------------------------------------------------------------------
Total                                           $1,717                 $2,032              $1,844
-------------------------------------------------------------------------------------------------

The components of deferred income taxes, included in other liabilities, at December 31, are as follows:

                                                                         2001                2000
-------------------------------------------------------------------------------------------------
Assets:
Allowance for loan losses                                              $1,518              $  977
Postretirement benefits                                                 1,075               1,047
Deferred compensation                                                   1,090                 859
Other                                                                      63                 335
-------------------------------------------------------------------------------------------------
Total Assets                                                           $3,746              $3,218
-------------------------------------------------------------------------------------------------

Liabilities:
Investment securities                                                  $  845              $  557
Depreciation                                                              341                 256
Other                                                                     187                 56
-------------------------------------------------------------------------------------------------
Total Liabilities                                                      $1,373              $  869
-------------------------------------------------------------------------------------------------
Net deferred tax asset                                                 $2,373              $2,349
-------------------------------------------------------------------------------------------------

A reconciliation between the statutory federal income tax rate and the effective income tax rate for 2001, 2000, and 1999 is as follows:

                                                  2001                   2000                1999
-------------------------------------------------------------------------------------------------
Statutory federal income tax rate                 34.0%                  34.0%               34.0%
State franchise tax, net of federal tax benefit    0.7%                   1.7%                1.5%
Tax exempt income                                (12.0%)                (11.0%)             (10.3%)
Other, net                                        (0.5%)                  2.6%                0.3%
-------------------------------------------------------------------------------------------------
Total                                             22.2%                  27.3%               25.5%
-------------------------------------------------------------------------------------------------

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

The following tables set forth the changes in the plan's benefit obligation, fair value of plan assets, and prepaid (accrued) benefit cost as of December 31, 2001 and 2000:

(Dollars In Thousands)

                                                    Pension Benefits            Postretirement Benefits
-------------------------------------------------------------------------------------------------------
                                                    2001           2000            2001            2000
-------------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year              $--        $ 5,455         $ 3,096         $ 3,061
Service cost                                          --             --              65              54
Interest cost                                         --            137             226             223
Amendments, curtailments, special termination         --            686              --              --
Actuarial loss/(gain)                                 --             --             521             (96)
Benefits paid                                         --         (6,278)           (153)           (146)
-------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                    $--        $    --         $ 3,755         $ 3,096
-------------------------------------------------------------------------------------------------------

                                                    Pension Benefits            Postretirement Benefits
-------------------------------------------------------------------------------------------------------
                                                    2001           2000            2001            2000
-------------------------------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at beginning of year       $--        $ 7,098             $--             $--
Actual return on plan assets                          --            419              --              --
Benefits paid                                         --         (6,278)             --              --
Transfer to plan sponsor                              --         (1,239)             --              --
-------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year             $--        $    --             $--             $--
-------------------------------------------------------------------------------------------------------

                                                    Pension Benefits            Postretirement Benefits
-------------------------------------------------------------------------------------------------------
                                                    2001           2000            2001            2000
-------------------------------------------------------------------------------------------------------
Components of prepaid/accrued benefit cost:
Funded status                                        $--            $--         $(3,755)        $(3,096)
Unrecognized transition obligation                    --             --              --              --
Unrecognized prior service cost                       --             --             (73)            (85)
Unrecognized actuarial net loss                       --             --           1,168             668
-------------------------------------------------------------------------------------------------------
Prepaid/(accrued) benefit obligation at
   end of year                                       $--            $--         $(2,660)        $(2,513)
-------------------------------------------------------------------------------------------------------

There were no plan assets at December 31, 2000.

Significant assumptions used in determining the benefit obligation as of December 31, 2001 and 2000 are as follows:

                                                    Pension Benefits            Postretirement Benefits
-------------------------------------------------------------------------------------------------------
                                                    2001           2000            2001            2000
-------------------------------------------------------------------------------------------------------
Weighted average discount rate                        --             --            7.00%           7.50%
Expected long-term rate of return on plan assets      --             --              --              --

For measurement purposes, with respect to the postretirement benefit plans, a
10.0 percent annual rate of increase in the per capita cost of covered health care benefits is assumed for 2002. The rate is assumed to decrease gradually to
4.5 percent by the year 2010 and remain at that level thereafter.

The composition of the plan's net periodic cost for the years ended December 31 is as follows:

(Dollars In Thousands)

                                              Pension Benefits               Postretirement Benefits
-------------------------------------------------------------------------------------------------------------
                                              2001        2000         1999        2001       2000       1999
-------------------------------------------------------------------------------------------------------------
Service cost                                   $--        $ --        $ 148        $ 65       $ 54       $ 75
Interest cost                                   --         137          308         226        223        193
Amortization of transition obligation           --         (44)         (44)         --         --         --
Amortization of unrecognized prior
   service cost                                 --          (8)          (8)          8         15         22
Expected return on plan assets                  --        (156)        (513)         --         --         --
Special termination benefits/curtailment        --         529          260          --         --         --
-------------------------------------------------------------------------------------------------------------
Net periodic cost (benefit)                    $--        $458        $ 151        $299       $292       $290
-------------------------------------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                          One percentage       One percentage
                                                          point increase       point decrease
---------------------------------------------------------------------------------------------
Effect on total service and interest cost components                  26                 (22)
Effect on postretirement plan obligations                            347                (290)

Contributions to the Company's 401(k) plan are determined by the Board of Directors and are based on percentages of compensation for eligible employees. Contributions are funded following the end of the plan (calendar) year. Company contributions to the plan were $461, $470, and $440 in 2001, 2000, and 1999, respectively.

DEFERRED COMPENSATION AND SUPPLEMENTAL RETIREMENT PLANS

The Company maintains optional deferred compensation plans for its directors, whereby fees normally received are deferred and paid by the Company upon the retirement of the director. At December 31, 2001 and 2000 other liabilities included approximately $1,238 and $1,142, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2001, 2000, and 1999 approximated $242, $162, and $191, respectively.

     The Company has supplemental executive retirement plans for certain employees. Included in other assets, the Company has segregated assets of $1,038 and $878 at December 31, 2001 and 2000, respectively, to fund the estimated benefit obligation. At December 31, 2001 and 2000, other liabilities included approximately $1,538 and $1,026 accrued under these plans. The benefit obligation, service cost, and actuarial gain/(loss) were $1,624, $277, and ($8), respectively, at December 31, 2001 and $1,339, $189, and ($272), respectively, at December 31, 2000. Compensation expense includes approximately $302, $138, and $65 relating to these plans at December 31, 2001, 2000, and 1999, respectively.

STOCK OPTION PLAN

During November 1998, shareholders approved the 1998 long-term incentive compensation plan. This plan authorized grants of options of up to 400,000 shares of authorized but unissued common stock of the Company. Under the plan, the Board of Directors may grant incentive stock options, non-qualified stock options, and restricted stock awards to officers, employees, and certain other individuals. Of the 316,873 options outstanding at December 31, 2001, 7,000 have a five-year term, were vested on issuance, and become exercisable based on the Company achieving specified stock prices. The remaining options have a 10-year term, with 289,873 of the options vesting one year after the issue date, and exercisable based on the Company achieving specified stock prices. 20,000 options vest and become exercisable ratably over a three-year period.

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

                                            2001               2000               1999
--------------------------------------------------------------------------------------
Net Income (in thousands):
   As reported                         $   6,011          $   5,425          $   5,402
   Pro forma                               5,740              5,112              5,226
Earnings per share (basic):
   As reported                         $    1.71          $    1.52          $    1.51
   Pro forma                                1.63               1.43               1.46
Earnings per share (diluted):
   As reported                         $    1.70          $    1.52          $    1.51
   Pro forma                                1.62               1.43               1.46

The per share weighted average fair value of stock options granted during 2001, 2000, and 1999 was $4.77, $6.45, and $6.15, respectively. Fair values were arrived at using the Black-Scholes option pricing model with the following assumptions:

                                             2001               2000               1999
---------------------------------------------------------------------------------------
Risk-free interest rate                     4.62%              6.23%              5.32%
Expected dividend yield                     3.00%              3.00%              2.00%
Volatility                                 31.70%             31.20%             28.50%
Expected life (years)                          5                  5                  5

Activity in the plan for 2001, 2000, and 1999 was as follows:

                                                   Range of                       Weighted Average
                             Options            Option Price          Shares     Exercise Price of
                        Outstanding                Per Share     Exercisable   OPTIONS Outstanding
--------------------------------------------------------------------------------------------------
1999
Beginning balance            100,000                 $29.125               0               $29.125
Granted                       10,000                  $21.75               0                $21.75
Exercised                          0                       0               0                     0
Forfeited                          0                       0               0                     0
Ending balance               110,000          $21.75-$29.125          33,334                $28.45

2000
Granted                      296,914           $17.75-$24.75               0                $22.66
Exercised                          0                       0               0                     0
Forfeited                    100,000                       0         (33,334)              $29.125
Ending balance               306,914           $17.75-$24.75           3,334                $22.63

2001
Granted                       21,500           $18.25-$20.25               0                $19.08
Exercised                          0                       0               0                     0
Forfeited                     11,541                       0               0                $24.75
Ending balance               316,873           $17.75-$24.75          71,750                $22.31

As of December 31, 2001, 6,667 of the options issued in 1999 were exercisable at an exercise price of $21.75. The options have a remaining life of 7.20 years. As of December 31, 2001, 18,333 and 39,750 options issued in 2000 were exercisable at an exercise price of $18.50 and $17.75, respectively. As of December 31, 2001, 7,000 of the options issued in 2001 were exercisable at an exercise price of $18.25. These options have a remaining life ranging from 4 to 9 years.

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


   Financial instruments whose contract amounts represent credit risk:
   (Dollars In Thousands)
                                Contract Amount
                                2001        2000
-------------------------------------------------
Commitments to
   extend credit             $63,374     $46,057
Standby letters of credit    $ 1,067       $ 346

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

     Principal operating leases are for bank premises. At December 31, 2001, aggregate future minimum lease payments under noncancelable operating leases with initial or remaining terms equal to or exceeding one year consisted of the following: 2002-$405; 2003-$392; 2004-$318; 2005-$318; 2006-$318; and $1,870
thereafter. Total rental expenses amounted to $242 in 2001, $241 in 2000, and $147 in 1999.

     The Company is required to maintain a reserve balance as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ended December 31, 2001 was $3,782.

DIVIDENDS AND RESTRICTIONS

The primary source of cash to pay dividends to the Company's shareholders is through dividends from its banking subsidiary. The Federal Reserve Board and the Office of the Comptroller of the Currency are authorized to determine certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends. The payment of dividends that deplete a bank's capital base could be deemed to constitute such an unsafe or unsound practice. Banking organizations may generally only pay dividends from the combined current year and prior two years net income less any dividends previously paid during that period. At December 31, 2001, approximately $5,800 was available for the declaration of dividends by the Bank. There were no loans or advances from the subsidiary Bank to the Company at December 31, 2001.

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

The carrying amounts and estimated fair values of financial instruments are as follows:

                                Dec. 31, 2001     Dec. 31, 2001    Dec. 31, 2000      Dec. 31, 2000
                              Carrying Amount        Fair Value   Carrying Amount        Fair Value
---------------------------------------------------------------------------------------------------
Financial Assets:
Cash and cash equivalents            $ 21,626          $ 21,626          $ 19,274          $ 19,274
Investment securities                 272,690           273,477           223,078           223,220
Net loans                             371,260           377,841           312,378           310,186
---------------------------------------------------------------------------------------------------
Total Financial Assets               $665,576          $672,944          $554,730          $552,680
---------------------------------------------------------------------------------------------------
Financial Liabilities:
Deposits                             $499,292          $500,980          $474,899          $474,572
Borrowings                            132,425           138,772            46,086            46,086
---------------------------------------------------------------------------------------------------
Total Financial Liabilities          $631,717          $639,752          $520,985          $520,658
---------------------------------------------------------------------------------------------------

The fair value of commitments to extend credit and standby letters of credit is not significant.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents: The carrying amounts reported in the consolidated statements of condition for cash and short-term instruments approximate those assets' fair value.

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

Borrowings: The carrying amounts of short-term borrowings approximate their fair value. The fair value of long-term borrowings are estimated using discounted cash flow analysis, based on interest rates approximating those currently being offered for borrowings with similar terms.

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

   Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets

(as defined) and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and its subsidiary Bank met all capital adequacy requirements to which they are subject. As of September 30, 2001, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "well-capitalized," under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized," the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the institution's category. The Company's actual capital amounts and ratios are presented in the following table:

                                                                                        To Be Well
                                                                                 Capitalized Under
                                                                  For Capital    Prompt Corrective
                                                            Adequacy Purposes    Action Provisions
---------------------------------------------------------------------------------------------------
                                          Amount     Ratio    Amount    Ratio     Amount     Ratio
---------------------------------------------------------------------------------------------------
As of December 31, 2001
Total Capital (to Risk-Weighted Assets)  $56,698    13.08%   $34,842  >/=8.00%    $43,553  >/=10.00%
Tier I Capital (to Risk-Weighted Assets)  52,220    12.05%    17,421  >/=4.00%     26,132  >/= 6.00%
Tier I Capital (to Average Assets)        52,220     7.53%    25,947  >/=4.00%     32,433  >/= 5.00%
---------------------------------------------------------------------------------------------------
As of December 31, 2000
Total Capital (to Risk-Weighted Assets)  $55,703    16.22%   $27,466  >/=8.00%    $34,333  >/=10.00%
Tier I Capital (to Risk-Weighted Assets)  52,333    15.24%    13,733  >/=4.00%     20,600  >/= 6.00%
Tier I Capital (to Average Assets)        52,333     9.46%    22,126  >/=4.00%     27,657  >/= 5.00%
---------------------------------------------------------------------------------------------------


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 2001 and 2000 is as follows:

THREE MONTHS ENDED            3/31/01     6/30/01     9/30/01    12/31/01    3/31/00    6/30/00   9/30/00  12/31/00
-------------------------------------------------------------------------------------------------------------------
Total interest income         $10,571     $10,528     $11,211     $10,814     $9,276     $9,920   $10,213   $10,653
Total interest expense          5,609       5,073       4,944       4,339      4,161      4,642     5,138     5,526
Net interest income             4,962       5,455       6,267       6,475      5,115      5,278     5,075     5,127
Provision for loan losses         590         490         585         790        250        300       300       300
Noninterest income              2,017       1,698       1,362       1,914      1,332      1,420     2,105     1,792
Noninterest expense             4,915       4,912       4,983       5,157      4,382      4,485     4,871     4,899
Income before
   income taxes                 1,474       1,751       2,061       2,442      1,815      1,913     2,009     1,720
Provision for
   income taxes                   309         391         459         558        481        507       669       375
Net Income                      1,165       1,360       1,602       1,884      1,334      1,406     1,340     1,345
Earnings per share:
   Basic                      $  0.32     $  0.38     $  0.46     $  0.55     $ 0.38     $ 0.40     $0.37     $0.37
   Diluted                    $  0.32     $  0.38     $  0.46     $  0.54     $ 0.38     $ 0.40     $0.37     $0.37
-------------------------------------------------------------------------------------------------------------------

Parent Company Financial Information

Condensed financial statement information of Alliance Financial Corporation is as follows:

Balance Sheets
Assets                                       Dec. 31, 2001    Dec. 31, 2000
---------------------------------------------------------------------------
Investment in subsidiary Bank                     $ 53,343         $ 50,768
Cash                                                   919            2,907
Investment securities                                  201               28
---------------------------------------------------------------------------
Total Assets                                      $ 54,463         $ 53,703
---------------------------------------------------------------------------

Liabilities
---------------------------------------------------------------------------
Dividends payable                                    1,000              668
---------------------------------------------------------------------------
Total Liabilities                                    1,000              668
---------------------------------------------------------------------------
Shareholders' Equity
Common stock                                         3,815            3,815
Surplus                                              7,096            7,096
Undivided profits                                   49,086           46,030
Accumulated other comprehensive income               1,243              702
Treasury stock                                      (7,777)          (4,608)
---------------------------------------------------------------------------
Total Shareholders' Equity                        $ 53,463         $ 53,035
---------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity        $ 54,463         $ 53,703
---------------------------------------------------------------------------

Statements of Income
                                                Years Ended Dec. 31, 2001        Dec. 31, 2000        Dec. 31, 1999
-------------------------------------------------------------------------------------------------------------------
Dividend income from subsidiary Bank                              $ 4,000              $ 4,500              $ 2,500
Investment income                                                       6                    9                    7
Gain on the sale of securities                                         --                  181                   --
Operating expenses                                                    (29)                 (19)                (122)
-------------------------------------------------------------------------------------------------------------------
                                                                    3,977                4,671                2,385
Equity in undistributed income
   of subsidiary                                                    2,034                  754                3,017
-------------------------------------------------------------------------------------------------------------------
Net Income                                                        $ 6,011              $ 5,425              $ 5,402
-------------------------------------------------------------------------------------------------------------------

Statements of Cash Flows
                                                Years Ended Dec. 31, 2001        Dec. 31, 2000        Dec. 31, 1999
-------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                        $ 6,011              $ 5,425              $ 5,402
Adjustments to reconcile net income
   to net cash provided by operating activities:
   Equity in undistributed net income
      of subsidiary                                                (2,034)                (754)              (3,017)
   Realized investment security gains                                  --                 (181)                  --
   Decrease in other liabilities                                       --                   --                 (246)
-------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                           3,977                4,490                2,139

Investing Activities
Purchase of investment securities, available-for-sale                (173)                (128)                (240)
Proceeds from sales of investment securities,
   available-for-sale                                                  --                  548                   --
-------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Investing Activities                  (173)                 420                 (240)

Financing Activities
Treasury stock purchased                                           (3,169)              (1,889)              (1,653)
Cash dividends paid                                                (2,623)              (2,483)              (2,510)
-------------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                              (5,792)              (4,372)              (4,163)
-------------------------------------------------------------------------------------------------------------------
(Decrease) Increase in Cash and Cash Equivalents                   (1,988)                 538               (2,264)
Cash and Cash Equivalents at Beginning of Year                      2,907                2,369                4,633
Cash and Cash Equivalents at End of Year                          $   919              $ 2,907               $2,369

Supplemental Disclosures of Cash Flow Information:
Noncash financing activities:
       Dividend declared and unpaid                                $1,000              $   668              $   617


On October 26, 2001 the Company's Board of Directors adopted a shareholders rights plan. Under the plan, Series A Junior Participating Preferred Stock Purchase Rights were distributed at the close of business on October 29, 2001 to shareholders of record as of that date. The Rights trade with the Common Stock, and are exercisable and trade separately from the Common Stock only if a person or group acquires or announces a tender or exchange offer that would result in such person or group owning 20 percent or more of the Common Stock of the Company. In the event the person or group acquires a 20 percent Common Stock position, the Rights allow other holders to purchase stock of the Company at a discount to market value. The Company is generally entitled to redeem the Rights at $.001 per Right at any time prior to the 10th day after a person or group has acquired a 20 percent Common Stock position. The Rights will expire on October 29, 2011 unless the plan is extended or the Rights are earlier redeemed or exchanged.

REPORT OF INDEPENDENT ACCOUNTANTS
Audit and Compliance Committee and
Shareholders of Alliance Financial Corporation

     In our opinion, the accompanying consolidated statement of condition and the related consolidated statements of income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Alliance Financial Corporation and Subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
Syracuse, New York
January 18, 2002


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

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with the Company's management, internal auditors and independent auditors, PricewaterhouseCoopers LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The internal auditors and independent auditors have unlimited access to the Audit Committee to discuss all such matters.


            /s/ Jack H. Webb             /s/ David P. Kershaw
            ----------------             --------------------
            Chairman & CEO               Chief Financial Officer & Treasurer

Item 9 -- Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

PART III

Item 10 -- Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated herein by reference to the sections entitled "Information Concerning Nominees for Directors, Directors Continuing in Office and Additional Executive Officers" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement.

Item 11 -- Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated herein by reference to the section entitled "Information Concerning Nominees for Directors, Directors Continuing in Office and Additional Executive Officers" in the Company's Proxy Statement.

Item 13 -- Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated herein by reference to the section entitled "Transactions with Management" in the Company's Proxy Statement.

PART IV

Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this report:

     (1)  The following financial statements are included in Item 8:
          Consolidated Statements of Condition at December 31, 2001 and 2000. Consolidated Statements of Income For Each of the Three Years in the Period Ended December 31, 2001. Consolidated Statements of Comprehensive Income For Each of the Three Years in the Period Ended December 31, 2001. Consolidated Statements of Shareholders' Equity For Each of the Three Years in the Period Ended December 31, 2001. Consolidated Statements of Cash Flows For Each of the Three Years in the Period Ended December 31, 2001. Notes to Consolidated Financial Statements. Independent Accountants' Report. Report of Management's Responsibility.

     (2) Financial statement schedules are omitted from this Form 10-K since the required information is not applicable to the Company.

     (3)  Listing of Exhibits:

          The following documents are filed as Exhibits to this Form 10-K or are incorporated by reference to the prior filings of the Company with the Securities and Exchange Commission.


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

10.11 Employment Agreement, dated as of May 1, 2000, by and among the Company, Alliance Bank, N.A. and Jack H. Webb(5)

10.12 Supplemental Retirement Agreement, dated as of May 1, 2000, by and among the Company, Alliance Bank, N.A. and Jack H. Webb(5)

10.13 First National Bank of Cortland Excess Benefit Plan for David R. Alvord, dated December 31, 1991, and all amendments thereto(6)

10.14   Oneida Valley National Bank Supplemental Retirement Income Plan for John
        C. Mott, dated September 1, 1997, and all amendments thereto(7)

  21    List of the Company's Subsidiaries(7)

  23    Consent of PricewaterhouseCoopers LLP(7)


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

(6) Incorporated herein by reference to the exhibit number 10.13 to annual reports on Form 10-K of the Company (File No. 0-15366) filed with the Commission on March 30, 2001.

(7)  Filed herewith

Item 14 (b) -- Reports on Form 8-K

     On October 25, 2001, the Company filed a Current Report on Form 8-K to report the adoption of a shareholder rights plan and the distribution of associated preferred share purchase rights to shareholders of the Company.

Item 14 (c)

     See Item 14 (a) (3) above.

Item 14 (d)

     See Item 14 (a) (2) above.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ALLIANCE FINANCIAL CORPORATION
                                  (Registrant)

Date  March 29, 2002      By /s/ Jack H. Webb
    -------------------        -------------------------------------------
                                  Jack H. Webb, Chairman, President & CEO
                                  (Principal Executive Officer)

Date  March 29, 2002      By  /s/ David P. Kershaw
    -------------------        -------------------------------------------
                                  David P. Kershaw, Treasurer & CFO
                                  (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

/s/ Mary Pat Adams                                   Date   March 26, 2002
----------------------------------                       --------------------
Mary Pat Adams, Director

/s/ Donald S. Ames                                   Date    March 26, 2002
----------------------------------                       --------------------
Donald S. Ames, Secretary and Director

/s/ John H. Buck                                     Date    March 26, 2002
----------------------------------                       --------------------
John H. Buck, Director

/s/ Donald H. Dew                                    Date    March 26, 2002
----------------------------------                       --------------------
Donald H. Dew, Director

                                                     Date
----------------------------------                       --------------------
Peter M. Dunn, Director

/s/ David P. Kershaw                                 Date    March 26, 2002
----------------------------------                       --------------------
David P. Kershaw, Treasurer and Director
(Principal Financial and Accounting Officer)

                                                     Date
----------------------------------                       --------------------
Samuel J. Lanzafame, Director

                                                     Date
----------------------------------                       --------------------
Robert M. Lovell, Director

/s/ Margaret G. Ogden                                Date    March 26, 2002
----------------------------------                       --------------------
Margaret G. Ogden, Director


/s/ Charles E. Shafer                                Date    March 26, 2002
----------------------------------                       --------------------
Charles E. Shafer, Director

/s/ Charles H. Spaulding                             Date    March 26, 2002
----------------------------------                       --------------------
Charles H. Spaulding, Director

/s/ Paul M. Solomon                                  Date    March 26, 2002
----------------------------------                       --------------------
Paul M. Solomon, Director

/s/ David J. Taylor                                  Date    March 26, 2002
----------------------------------                        --------------------

David J. Taylor, Director

/s/ Jack H. Webb                                     Date    March 26, 2002
----------------------------------                        --------------------
Jack H. Webb, Chairman, President
& CEO and Director
(Principal Executive Officer)