Form 10-Q
period 2002-03-31
ALLIANCE FINANCIAL CORP /NY/
filed 2002-05-13
CIK 796317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002


      Commission file number 0-15366

                         ALLIANCE FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

                      New York                                   16-1276885
         (State or other jurisdiction of                   (IRS Employer I.D. #)
          incorporation or organization)

         120 Madison Street, Syracuse, New York                    13202
         (Address of principal executive offices)                (Zip Code)

         Registrant's telephone number including area code: (315) 475-4478


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes |X|                       No |_|

The number of shares outstanding of the Registrant's common stock on May 9, 2002: Common Stock, $1.00 Par Value - 3,446,338 shares.

                                    CONTENTS


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated Statements of Condition as of March 31, 2002 (unaudited) and December 31, 2001

      Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2002 and 2001 (unaudited)

      Consolidated Statements of Changes in Shareholders' Equity for the Three Months Ended March 31, 2002 (unaudited)

      Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 (unaudited)

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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         ALLIANCE FINANCIAL CORPORATION
                      Consolidated Statements of Condition
                             (Dollars in Thousands)

                                               March 31, 2002  December 31, 2001
                                                  (Unaudited)
ASSETS
   Cash and due from banks                          $  16,839         $  21,626
   Federal funds sold                                      --                --
                                                    ---------         ---------
      Total cash and cash equivalents                  16,839            21,626
   Held-to-maturity investment securities               6,845             7,371
   Available-for-sale investment securities           289,849           265,319
                                                    ---------         ---------
      Total investment securities (fair value
      $297,380 & $273,477, respectively)              296,694           272,690
   Total loans                                        388,078           375,842
   Unearned income                                        (72)             (104)
   Allowance for loan losses                           (4,640)           (4,478)
                                                    ---------         ---------
       Net loans                                      383,366           371,260

   Bank premises, furniture, and equipment             10,366            10,621
   Other assets                                        17,578            16,674
                                                    ---------         ---------
       Total Assets                                 $ 724,843         $ 692,871
                                                    =========         =========


LIABILITIES
   Non-interest-bearing deposits                    $  66,251         $  57,044
   Interest-bearing deposits                          455,818           442,248
                                                    ---------         ---------
      Total deposits                                  522,069           499,292
   Borrowings                                         143,493           132,425
   Other liabilities                                    6,198             7,691
                                                    ---------         ---------

      Total Liabilities                               671,760           639,408

SHAREHOLDERS' EQUITY
   Preferred stock (par value $25.00)
     1,000,000 shares authorized, none issued
   Common stock (par value $1.00)
     10,000,000 shares authorized
     3,816,430 and 3,815,305 shares issued;
     3,442,338 and 3,447,213 shares
       outstanding, respectively                        3,816             3,815
   Surplus                                              7,115             7,096
   Undivided profits                                   50,055            49,086
   Accumulated other comprehensive income                  17             1,243
   Treasury stock, at cost; 374,092 shares
      and 368,092 shares, respectively                 (7,920)           (7,777)
                                                    ---------         ---------

      Total Shareholders' Equity                       53,083            53,463

      Total Liabilities & Shareholders' Equity      $ 724,843         $ 692,871
                                                    =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                         ALLIANCE FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                             (Dollars in Thousands)

                                              Three Months
                                                  Ended
                                                March 31,
                                             2002      2001
Interest Income:
   Interest & fees on loans                 $ 6,941   $ 7,057
   Interest on investment securities          3,498     3,242
   Interest on federal funds sold                16       272
                                            -------   -------

      Total Interest Income                  10,455    10,571

Interest Expense:
   Interest on deposits                       2,669     4,853
   Interest on borrowings                     1,207       756
                                            -------   -------

      Total Interest Expense                  3,876     5,609

      Net Interest Income                     6,579     4,962

Provision for loan losses                       561       590
                                            -------   -------

      Net Interest Income After Provision
        for Losses                            6,018     4,372

Other Income                                  1,572     2,017
                                            -------   -------

      Total Operating Income                  7,590     6,389

Other Expenses                                5,433     4,915
                                            -------   -------

      Income Before Income Taxes              2,157     1,474

Provision for income taxes                      535       309
                                            -------   -------

      Net Income                            $ 1,622   $ 1,165
                                            =======   =======

Net Income per Common Share - Basic         $   .47   $   .32
                                            =======   =======

Net Income per Common Share - Diluted       $   .47   $   .32
                                            =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

                         ALLIANCE FINANCIAL CORPORATION
           Consolidated Statements of Changes in Shareholders' Equity
                    For the Three Months Ended March 31, 2002
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                               Accumulated
                                                 Issued                                           Other
                                                 Common      Common                Undivided  Comprehensive   Treasury
                                                 Shares      Stock      Surplus     Profits       Income       Stock        Total
                                               ----------  ----------  ----------  ---------- -------------  ----------  ----------
Balance at December 31, 2001                    3,815,305  $    3,815  $    7,096  $   49,086   $    1,243   $   (7,777) $   53,463

Comprehensive income:
   Net Income                                                                           1,622                                 1,622

   Other comprehensive income, net of taxes:

   Unrealized depreciation in
         available for sale securities, net
         of reclassification adjustment                                                             (1,226)                  (1,226)
                                                                                                                         ----------
     Comprehensive income                                                                                                       396

   Stock options exercised                          1,125           1          19                                                20

   Cash Dividend, $.19 per share                                                         (653)                                 (653)

   Treasury stock purchased                                                                                        (143)       (143)

Balance at March 31, 2002                       3,816,430  $    3,816  $    7,115  $   50,055   $       17   $   (7,920) $   53,083
                                                           ==========  ==========  ==========   ==========   ==========  ==========


The accompanying notes are an integral part of the financial statements.

                         ALLIANCE FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                             Three Months Ended
                                                                                 March 31,
OPERATING ACTIVITIES                                                                 2002        2001
      Net Income                                                                 $  1,622    $  1,165
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                       561         590
      Provision for depreciation                                                      358         323
      Realized investment security gains                                             (132)       (621)
      Net gain on the sale of assets                                                  (32)         --
      Amortization of investment security premiums, net                               250         183
      Change in other assets and liabilities                                       (1,114)       (538)
                                                                                 --------    --------
         Net Cash Provided by Operating Activities                                  1,513       1,102

INVESTMENT ACTIVITIES
      Proceeds from maturities of investment securities,
        Available-for-sale                                                         15,922      18,161
      Proceeds from maturities of investment securities,
        held-to-maturity                                                              854       2,168
      Purchase of investment securities, available-for-sale                       (55,672)    (38,899)
      Purchase of investment securities, held-to-maturity                            (327)     (1,708)
      Proceeds from the sale of investment securities                              13,057      19,008
      Increase in surrender value of life insurance                                  (118)       (119)
      Net increase in loans                                                       (12,667)    (15,941)
      Purchase of premises and equipment, net                                         (71)       (442)
                                                                                 --------    --------
         Net Cash Used by Investing Activities                                    (39,022)    (17,772)

FINANCING ACTIVITIES
      Net increase in demand deposits, NOW & savings accounts                      25,555      28,484
      Net (decrease) increase in time deposits                                     (2,778)      4,014
      Net increase (decrease) in short-term borrowings                             11,068      (5,789)
      Net increase in long-term borrowings                                             --      10,000
      Proceeds from the exercise of stock options                                      20          --
      Treasury Stock purchased                                                       (143)       (482)
      Cash dividends                                                               (1,000)       (668)
                                                                                 --------    --------
         Net Cash Provided by Financing Activities                                 32,722      35,559
         (Decrease) increase in Cash and Cash Equivalents                          (4,787)     18,889
      Cash and cash equivalents at beginning of year                               21,626      19,274
                                                                                 --------    --------
         Cash and Cash Equivalents at End of Period                              $ 16,839    $ 38,163
                                                                                 --------    --------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest on deposits and borrowings                                        $  3,910    $  4,991
      Income taxes                                                                    360          --

Non-Cash Investing Activities:
      Decrease (Increase) in net unrealized gains/losses on
         available-for-sale securities                                              2,044      (1,549)
Non-Cash Financing Activities:
      Dividend declared and unpaid                                                    653         664

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    Basis of Presentation

      The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of the Company, together with Management's Discussion and Analysis of the Results of Operations and Financial Condition as of December 31, 2001 and for the three-year period then ended, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part I.

      All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months ended March 31, 2002 and 2001.

B.    Earnings Per Share

      Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months ended March 31, 2002 and 2001, using 3,444,559 and 3,596,989 weighted average common shares outstanding for the three months then ended, respectively. Diluted earnings per share gives effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. For the three months ended March 31, 2002 and 2001, the assumed exercise of options was not dilutive.

C.    Allowance for Loan Losses

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

The following discussion presents material changes in the Company's results of operations and financial condition during the three months ended March 31, 2002, which are not otherwise apparent from the consolidated financial statements included in this report.

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

Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Results of Operations for the Three Months Ended March 31, 2002

Net income was $1,622,000, or $.47 per share, for the first quarter of 2002 compared to $1,165,000,or $.32 per share, for the same period in 2001. Net income increased $457,000, or 39.2%, while earnings per share were up $.15, or 46.9%, over the comparable period. The return on average assets and return on average shareholder's equity were 0.91% and 11.84%, respectively, for the three months ended March 31, 2002, compared to 0.77% and 8.79%, respectively, for the first quarter of 2001.

Actions by the Federal Reserve Board that lowered the federal funds rate by 475 basis points during 2001 continued to have a positive effect on the Company's net interest margin and net interest income during the first quarter of 2002. Net interest income in the amount of $6,579,000 for the first quarter of 2002 improved by 32.6% compared to the quarter ended March 31, 2001, on strong growth in earning assets and improvement in the net interest margin. Average earning assets for the quarter ended March 31, 2002 increased by $101,879,000, or 18.1%, to $664,048,000 when compared to average earning assets of $562,169,000 for the quarter ended March 31, 2001. The net interest margin of 4.16% for the quarter recently ended reflected significant improvement when compared to the net interest margin of 3.76% reported for the quarter ended March 31, 2001. Improvement in the margin is a result of a decline in the cost of funds that was significantly greater than the decline in asset yields for the comparable period.

Interest income for the quarter ended March 31, 2002, in the amount of $10,455,000, was down only $116,000, or 1.1%, compared to the quarter ended March 31, 2001, as the higher level of average earning assets generated income that nearly offset the negative effect of a 126 basis point decline in average earning asset yields. Growth in average earning assets for the comparable periods was well balanced between the loan and investment portfolio. Average loans, net of unearned discount, for the first quarter of 2002 were $382,053,000 compared to $326,093,000 for the first quarter of 2001, an increase of $55,960,000, or 17.2%. Growth in average loans was most significant in the residential mortgage and consumer loan portfolios. Average residential mortgage loans were up $25,366,000, or 21.1%, with only a 39 basis point decline in average yield, for the most recent quarter compared to last year's first quarter. Average consumer loans for the comparable periods increased $18,478,000, or 20.4%, primarily on growth in home equity line of credit balances and indirect auto loans, with the average consumer loan yield declining 157 basis points. A portion of the decline in the average yield was attributable to the offering of discounted introductory rates on new home equity lines issued during the past twelve months. Average commercial loans increased $12,115,000, or 10.5%, for the comparable periods. The average yield on commercial loans, which primarily re-price based on short-term indices, declined 239 basis points over the past twelve months. The Company's total loan portfolio yield for the comparable periods declined 139 basis points. Average investment securities in the amount of $278,247,000 for the quarter ended March 31, 2002 were $61,928,000, or 28.6% greater than the comparable 2001 period. The average tax equivalent yield on the investment portfolio declined 109 basis points, to 5.50%, for the quarter ended March 31, 2002 when compared to the prior year's first quarter, with the decline in yield resulting from lower rates on reinvestments. As a result, yields on average earning assets declined from 7.75% to 6.49%, when comparing last year's to this year's first quarter.

Interest expense of $3,876,000 for the three months ended March 31, 2002, declined $1,733,000, or 30.9%, compared to interest expense of $5,609,000 for the same period in the prior year. The average cost of interest bearing liabilities for the first quarter of 2002, at 2.61%, was down 193 basis points compared to the first quarter of 2001, while at the same time average interest bearing liabilities over the comparable periods increased by $100,397,000, or 20.3%. As a result of lower market interest rates, customers looked to increase their liquidity, and shifted balances from time deposits to lower rate money market and savings accounts, positively impacting the bank's cost of funds. When comparing the quarter ended March 31, 2002 to March 31, 2001, average interest bearing demand deposits increased 12.7%, average money market and savings accounts were up 16.6%, while average time deposits declined 10.3%. Overall, total interest bearing deposits increased $10,982,000, or 2.5%, for the comparable periods. For the comparable periods, rates on average interest bearing demand deposits declined 79 basis points, average money market and savings rates declined 191 basis points, and average time deposit rates declined 218 basis points. The average rate paid on total interest bearing deposits fell 203 basis points, to 2.35%, when comparing the quarter ended March 31, 2001 to March 31, 2002. As a result of the lower rates paid and the change in the deposit mix, the expense on interest bearing deposits for the quarter ended March 31, 2002 declined $2,184,000, or 45%, compared to the prior year first quarter. The Company's cost of deposits was also favorably impacted by a 6.3% increase in average non-interest bearing demand deposits over the comparable periods.

Over the past 12 months, borrowings have continued to serve as an attractive and lower cost funding alternative to time deposits. As a result, average borrowings increased $89,415,000 over the comparable period, with an increase in the associated interest expense of $451,000. Interest rates on the borrowings declined from an average rate of 6.04% for the quarter ended March 31, 2001, to 3.46% for the quarter ended March 31, 2002.

Non-interest income for the quarter ended March 31, 2002, excluding gains on the sale of securities, increased 3.2% when compared to the quarter ended March 31, 2001. Non-interest income for the quarter included gains on the sale of investment securities in the amount of $132,000, down from $621,000 reported during the first quarter of 2001. Total non-interest income in the amount of $1,572,000 for the first quarter of 2002 compared to $2,017,000 for the first quarter of 2001.

Non-interest expense for the quarter ended March 31, 2002 was $5,433,000, an increase of 10.5% when compared to the quarter ended March 31, 2001. The quarterly increase, which was in line with 2002 budget expectations, was attributable to higher salary and benefit costs, increased occupancy expense, and rising other expenses associated with the growth of assets and deposits. During the quarter ended March 31, 2002, the Company completed an independent review of its compensation program that resulted in expected increases for a significant percentage of the non-officer employee base. The revised salary structure enhances the Company's ability to retain and attract high performing individuals. The Company also reported increases in unemployment insurance and health care expenses. For the quarter ended March 31, 2002, salary and benefits expense was up $180,000, or 6.3%, compared to the quarter ended March 31, 2001. Occupancy expense was up $42,000, or 5.1%, reflecting an increase in the lease expense associated with the Company's new administrative offices. Other expenses increased $297,000, or 24.2%, over the comparable period, reflecting budgeted increases associated with servicing the growth in loans and deposits. Categories reflecting higher costs were insurance, examinations and audits, postage, stationary and supplies, and contractual service agreements, at or below the Company's growth rate for the period.

The Company's effective tax rate increased to 24.8% for the quarter ended March 31, 2002 compared to 21% for the quarter ended March 31, 2001. The change is a result of a decrease in non-taxable investment income as a percentage of pretax income.


Financial Condition

Total assets increased $31,972,000, or 4.6%, from $692,871,000 at December 31, 2001 to $724,843,000 at March 31, 2002. For the three months ended March 31, 2002, total loans increased $12,236,000, or 3.3%, to $388,077,000. Consumer loans increased $4,534,000, or 4.3%, during the first quarter of 2002, resulting from a 15.6% increase in home equity line of credit balances and a 5.3% increase in indirect auto loans. Direct installment consumer loans declined over the comparable periods. Residential mortgage loan activity continued strong, with an increase of $4,893,000, or 3.4%, in the portfolio, following the sale of $1.9 million in loans to the secondary market during the quarter. The commercial loan portfolio reported a moderate increase of $2,808,000, or 2.2%, during the first quarter. Investment securities as of March 31, 2002 in the amount of $296,694,000 were up $24,004,000, or 8.8%, since December 31, 2001. The increase in investments primarily reflected the purchase of two and three year maturity agency securities that offered both an attractive yield and spread over short-term borrowings. Deposits as of March 31, 2002 increased $22,777,000, or 4.6%, to $522,069,000 compared to the prior year-end. Deposit growth during the quarter resulted from increases in municipal money market balances and the purchase of two and three-year term brokered certificates of deposits. The Company's borrowings, consisting primarily of collateralized repurchase agreements with brokers, and advances from the Federal Home Loan Bank, increased $11,068,000, or 8.4%, to $143,493,000 at March 31, 2002.

The allowance for loan losses as of March 31, 2002, in the amount of $4,640,000, represented 1.20% of total loans compared to 1.19% at year-end 2001. The quality of the loan portfolio at March 31, 2002 remained strong, with the ratio of non-performing loans as a percentage of total loans at 0.39%, up slightly from 0.36% at December 31, 2001. The coverage ratio of the allowance for loan losses to non-performing loans declined slightly from 3.30 times to
3.09 times when comparing year-end 2001 to the end of the first quarter of 2002. The ratio of net loan losses to average loans for the first quarter of 2002, at 0.41%, also was up slightly from the 0.38% rate for the twelve months ended December 31, 2001. The majority of loan losses during the first quarter of 2002 (66%) were indirect auto loans, most of which were originated prior to a change in underwriting guidelines in early 2001. A significant decline in the delinquency rate on indirect auto loans at March 31, 2002, compared to the average delinquency rate over the past 12 months, indicates that the portfolio quality has improved and loss rates are expected to decline.

Shareholders' equity at March 31, 2002 was $53,083,000, or 7.3% of assets. During the first three months of 2002, the Company's shareholders' equity increased by $969,000, primarily as a result of net income after payment of the quarterly dividend. Expectations for an economic recovery in 2002, pushed down bond prices during the first quarter of 2002, reducing the market value of the Company's available-for-sale investment securities. As a result, the after-tax effect of the change in the market value reduced equity by $1,226,000. Purchases of treasury stock during the first three months of 2002 also lowered shareholders' equity by $143,000.


Other Information

In December of 1998, the Oneida Indian Nation ("The Nation") and the U.S. Justice Department filed a motion to amend a long-standing land claim against the State of New York to include a class of 20,000 unnamed defendants who own real property in Madison County and Oneida County. An additional motion sought to include the Company as a representative of a class of landowners. On September 25, 2000, the United States District Court of Northern New York rendered a decision denying the motion to include the landowners as a group, and thus, excluding the Company and many of its borrowers from the litigation. The State of New York, the County of Madison and the County of Oneida remain as defendants in the litigation. This ruling may be appealed by The Nation, and does not prevent The Nation from suing landowners individually, in which case the litigation could involve assets of the Company. On August 3, 2001, the Justice Department moved to amend its complaint to drop landowners as defendants. In February 2002, the State of New York, the Nation and the Counties of Madison and Oneida announced that they have reached a tentative agreement to settle the land claim. Among other things, this settlement would pay the three Oneida tribes $500 million for their lost land. However, the proposed settlement would require the approval of governments from county legislatures to the United States Congress. Even if such approvals are received, a final agreement is expected to be years away as the parties work out numerous details. Moreover, the other two Oneida tribes, from Wisconsin and Ontario, which did not participate in the settlement negotiations, have indicated that they do not intend to go along with the settlement. The Wisconsin tribe subsequently filed new lawsuits against individual landowners, and have publicly stated its intention to continue to file other new suits against landowners. Management believes that, ultimately, the State of New York will be held responsible for these claims and this matter will be settled without adversely impacting the Company.


ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure using a computer simulation model that measures the impact of changes in interest rates on its interest income. As of March 31, 2002, an instantaneous 200 basis point increase in market interest rates was estimated to have a negative impact of 6.6% on net interest income over the next twelve month period, while a 100 basis point decline in market interest rates was estimated to have a positive impact of 3.5% on the Company's net interest income. By comparison, at December 31, 2001 the Company estimated that an instantaneous 200 basis point rise in rates would have a negative impact of 6.9% on net interest income during the following twelve month period while a 100 basis point decline in rates would have a positive impact of 3.2% on net interest income during the following twelve month period. The Company's interest rate risk profile reflected little change during the first quarter of 2002. The potential change in net interest income resulting from this analysis falls within the Company's interest rate risk policy guidelines.

Computation of the prospective effects of hypothetical interest rate changes is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit rate and mix changes, and should not be relied upon as indicative of actual results.


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


                                        ALLIANCE FINANCIAL CORPORATION


DATE   May 13, 2002                      /s/  Jack H. Webb
    --------------------------------    ----------------------------------------
                                        Jack H. Webb, Chairman, President & CEO


DATE   May 13, 2002                      /s/ David P. Kershaw
    --------------------------------    ----------------------------------------
                                        David P. Kershaw, Treasurer & CFO