Form 10-Q
period 2002-06-30
ALLIANCE FINANCIAL CORP /NY/
filed 2002-08-14
CIK 796317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

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

                               Yes |X|  No |_|

The number of shares outstanding of the Registrant's common stock on August 14, 2002: Common Stock, $1.00 Par Value - 3,449,338 shares.

                                    CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statements of Condition as of June 30, 2002 (unaudited) and December 31, 2001

        Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2002 and 2001 and Six Months Ended June 30, 2002 and 2001 (unaudited)

        Consolidated Statements of Changes in Shareholders' Equity for the Six Months Ended June 30, 2002 (unaudited)

        Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 (unaudited)

        Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Item 6. Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         ALLIANCE FINANCIAL CORPORATION
                      Consolidated Statements of Condition
                             (Dollars in Thousands)

                                                June 30, 2002  December 31, 2001
                                                 (Unaudited)
ASSETS
   Cash and due from banks                           $ 19,555          $ 21,626
   Federal funds sold                                      --                --
                                                     --------          --------
      Total cash and cash equivalents                  19,555            21,626
   Held-to-maturity investment securities               6,786             7,371
   Available-for-sale investment securities           300,375           265,319
                                                     --------          --------
      Total investment securities (fair value
      $307,937 & $273,477, respectively)              307,161           272,690
   Total loans                                        408,890           375,842
   Unearned income                                        (53)             (104)
   Allowance for loan losses                           (4,885)           (4,478)
                                                     --------          --------
       Net loans                                      403,952           371,260

   Bank premises, furniture, and equipment             10,472            10,621
   Other assets                                        17,915            16,674
                                                     --------          --------
       Total Assets                                  $759,055          $692,871
                                                     ========          ========

LIABILITIES
   Non-interest-bearing deposits                     $ 53,326          $ 57,044
   Interest-bearing deposits                          490,259           442,248
                                                     --------          --------
      Total deposits                                  543,585           499,292
   Borrowings                                         148,368           132,425
   Other liabilities                                    8,915             7,691
                                                     --------          --------
      Total Liabilities                               700,868           639,408

SHAREHOLDERS' EQUITY
   Preferred stock (par value $25.00)
     1,000,000 shares authorized, none issued
   Common stock (par value $1.00)
     10,000,000 shares authorized
     3,820,430 and 3,815,305 shares issued;
     3,446,338 and 3,447,213 shares
       outstanding, respectively                        3,820             3,815
   Surplus                                              7,182             7,096
   Undivided profits                                   51,059            49,086
   Accumulated other comprehensive income               4,046             1,243
   Treasury stock, at cost; 374,092 shares
      and 368,092 shares, respectively                 (7,920)           (7,777)
                                                     --------          --------
      Total Shareholders' Equity                       58,187            53,463

      Total Liabilities & Shareholders' Equity       $759,055          $692,871
                                                     ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

                         ALLIANCE FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in Thousands, except per share data)

                                            Three Months Ended   Six Months Ended
                                                 June 30,            June 30,
                                               2002       2001      2002      2001
Interest Income:
   Interest & fees on loans                 $ 6,997    $ 7,239   $13,938   $14,296
   Interest on investment securities          3,787      3,190     7,285     6,432
   Interest on federal funds sold                 2         99        18       371
                                            -------    -------   -------   -------
      Total Interest Income                  10,786     10,528    21,241    21,099

Interest Expense:
   Interest on deposits                       2,834      4,381     5,503     9,234
   Interest on borrowings                     1,274        692     2,481     1,448
                                            -------    -------   -------   -------
      Total Interest Expense                  4,108      5,073     7,984    10,682

      Net Interest Income                     6,678      5,455    13,257    10,417

Provision for loan losses                       534        490     1,095     1,080
                                            -------    -------   -------   -------
      Net Interest Income After Provision
        for Losses                            6,144      4,965    12,162     9,337

Other Income                                  1,710      1,698     3,282     3,715
                                            -------    -------   -------   -------
      Total Operating Income                  7,854      6,663    15,444    13,052

Other Expenses                                5,607      4,912    11,040     9,827
                                            -------    -------   -------   -------
      Income Before Income Taxes              2,247      1,751     4,404     3,225

Provision for income taxes                      554        391     1,089       700
                                            -------    -------   -------   -------
      Net Income                            $ 1,693    $ 1,360   $ 3,315   $ 2,525
                                            =======    =======   =======   =======

Net Income per Common Share - Basic         $   .49    $   .38   $   .96   $   .71
                                            =======    =======   =======   =======

Net Income per Common Share - Diluted       $   .49    $   .38   $   .95   $   .71
                                            =======    =======   =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

                         ALLIANCE FINANCIAL CORPORATION
           Consolidated Statements of Changes in Shareholders' Equity
                     For the Six Months Ended June 30, 2002
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                            Accumulated
                                                   Issued                                         Other
                                                   Common   Common            Undivided   Comprehensive   Treasury
                                                   Shares    Stock  Surplus     Profits          Income        Stock      Total
                                                ---------   ------   ------     -------          ------     --------    -------

Balance at December 31, 2001                    3,815,305   $3,815   $7,096     $49,086          $1,243     $ (7,777)   $53,463

Comprehensive income
   Net Income                                                                     3,315                                   3,315

   Other comprehensive income, net of taxes:

   Unrealized appreciation in
        Available for sale securities, net of
        Reclassification adjustment                                                               2,803                   2,803
                                                                                                                        -------
   Comprehensive income                                                                                                   6,118

   Stock options exercised                          5,125        5       86                                                  91

   Cash dividend, $.39 per share                                                 (1,342)                                 (1,342)

   Treasury stock purchased                                                                                     (143)      (143)

Balance at June 30, 2002                        3,820,430   $3,820   $7,182     $51,059          $4,046     $ (7,920)   $58,187
                                                =========   ======   ======     =======          ======     ========    =======

The accompanying notes are an integral part of the financial statements.

                         ALLIANCE FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                          Six Months Ended
                                                                               June 30,
                                                                            2002         2001
                                                                        --------    ---------
OPERATING ACTIVITIES
      Net Income                                                        $  3,315    $   2,525
Adjustments to reconcile net income to net cash provided
 By operating activities:
      Provision for loan losses                                            1,095        1,080
      Provision for depreciation                                             723          669
      Realized investment security gains                                    (382)        (963)
      Realized gain on the sale of assets                                    (20)          --
      Amortization (accretion) of investment security premiums and
         discounts, net                                                      291          (53)
      Change in other assets and liabilities                              (1,334)        (599)
                                                                        --------    ---------
Net Cash Provided by Operating Activities                                  3,688        2,659

INVESTMENT ACTIVITIES
      Proceeds from maturities of investment securities,
        available-for-sale                                                24,274       37,676
      Proceeds from maturities of investment securities,
        held-to-maturity                                                   1,644        4,401
      Purchase of investment securities, available-for-sale              (68,600)    (103,083)
      Purchase of investment securities, held-to-maturity                 (1,058)      (3,515)
      Proceeds from the sale of investment securities                     14,032       35,211
      Increase in surrender value of life insurance                         (240)        (240)
      Net increase in loans                                              (39,660)     (33,548)
      Proceeds from the sale of loans                                      5,873           98
      Purchase of premises and equipment, net                               (554)        (670)
                                                                        --------    ---------
Net Cash Used by Investing Activities                                    (64,289)     (63,670)

FINANCING ACTIVITIES
      Net increase in demand deposits, NOW & savings accounts             17,299       26,770
      Net increase (decrease) in time deposits                            26,994      (10,108)
      Net increase in short-term borrowings                               30,943       34,529
      Net (decrease) increase in long-term borrowings                    (15,000)      13,250
      Proceeds from the exercise of stock options                             91           --
      Treasury Stock purchased                                              (143)      (1,619)
      Cash dividends                                                      (1,654)      (1,331)
                                                                        --------    ---------
Net Cash Provided by Financing Activities                                 58,530       61,491
(Decrease) increase in Cash and Cash Equivalents                          (2,071)         480
      Cash and cash equivalents at beginning of year                      21,626       19,274
                                                                        --------    ---------
Cash and Cash Equivalents at End of Period                              $ 19,555    $  19,754
                                                                        --------    ---------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest on deposits and borrowings                               $  7,781    $  11,160
      Income taxes                                                         1,565          890
Non-Cash Investing Activities:
      Increase in net unrealized gains/losses on
         available-for-sale securities                                    (4,672)      (1,874)
Non-Cash Financing Activities:
      Dividend declared and unpaid                                           689          652

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    Basis of Presentation

      The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of the Company, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001 and for the three-year period then ended, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part I.

      All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months and six months ended June 30, 2002 and 2001.

B.    Earnings Per Share

      Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and six months ended June 30, 2002 and 2001, using 3,445,008 and 3,552,325 weighted average common shares outstanding for the three months ended, and 3,444,785 and 3,574,533 weighted average common shares outstanding for the six months ended, respectively. Diluted earnings per share gives the effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. Weighted average shares outstanding for the three months and six months ended June 30, 2002 and 2001, adjusted for the effect of the assumed exercise of stock options, were 3,481,867 and 3,557,946 for the three months ended and 3,474,976 and 3,579,264 for the six months ended, respectively.

C.    Allowance for Loan Losses

      The allowance for loan losses represents management's best estimate of probable loan losses in the Company's loan portfolio. Management's quarterly evaluation of the allowance for loan losses is a comprehensive analysis that builds a total reserve by evaluating the risks within each loan type, or pool, of similar loans. The Company uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates a reserve for each pool based on the most recent three-year loss rate, adjusted to reflect the expected impact that current trends regarding loan growth, delinquency, losses, economic conditions, and current interest rates are likely to have. For commercial loan pools, the Company establishes a specific reserve allocation for all loans, which have been risk rated under the Company's risk rating system, as substandard, doubtful, or loss. The specific allocation is based on the most recent valuation of the loan collateral and the customer's ability to pay. For all other commercial loans, the Company uses the general allocation methodology that establishes a reserve for each risk-rating category. The general allocation methodology for commercial loans considers the same factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management's best estimate of the probable loan losses in the Company's loan portfolio.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout this analysis, the term "the Company" refers to the consolidated entity of Alliance Financial Corporation, its wholly-owned banking subsidiary, Alliance Bank, N.A. (the "Bank"), and the Bank's subsidiaries Alliance Preferred Funding Corp. and Alliance Leasing, Inc.. The Company is a New York corporation, which was formed in November 1998 as a result of the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc.

The following discussion presents material changes in the Company's results of operations and financial condition during the three and six months ended June 30, 2002, which are not otherwise apparent from the consolidated financial statements included in this report.

This discussion and analysis contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the financial condition, results of operations and business of Alliance Financial Corporation and its subsidiary. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:
(1) an increase in competitive pressures in the banking industry; (2) changes in the interest rate environment that reduce margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (5) changes in business conditions and inflation; (6) changes in the securities markets; (7) changes occur in technology used in the banking business; (8) possible inability to maintain and increase market share and control expenses; and (9) other factors detailed from time to time in the Company's SEC filings.

Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

Net income was $1,693,000, or $0.49 per share, for the second quarter of 2002 compared to $1,360,000, or $0.38 per share, for the same period in 2001. Net income increased $333,000, or 24.5%, while earnings per share were up $0.11, or 28.9%, over the comparable period. The return on average assets and return on average shareholder's equity were 0.91% and 12.31%, respectively, for the three months ended June 30, 2002, compared to 0.88% and 10.19%, respectively, for the second quarter of 2001.

For the six months ended June 30, 2002, net income was $3,315,000, or $0.95 per diluted share, compared to $2,525,000, or $0.71 per share, for the same period in 2001. The $790,000 increase in net income is up 31.3% over the same period in the previous year, while the earnings per share increase of $0.24 represents a 33.8% increase over the comparable period. The return on average assets increased to 0.91% from 0.83%, while the return on average shareholder's equity rose to 12.08% from 9.49%, when comparing the six months ended June 30, 2002 to the comparable period in 2001.

Analysis of Net Interest Income and the Net Interest Margin

For the three months ended June 30, 2002 compared to the three months ended June 30, 2001, net interest income increased $1,223,000, or 22.4%, to $6,678,000. The increase resulted from a $123,827,000 increase in average earning assets, as the net interest margin at 4.02%, for the period ended June 30, 2002, remained comparable with the 4.03% net interest margin reported for the prior year second quarter. The increase in average earning assets is due to both strong growth across all loan business lines, as well as significant increases in the investment portfolio. The stability in the net interest margin for the comparable periods resulted from both changes in the balance sheet mix and the effect that lower market interest rates had on asset yields and the costs of interest bearing liabilities.

Total interest income increased $258,000, or 2.5%, for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. Loan income declined only $242,000, or 3.3%, as the 145 basis point decline in the average loan yield was nearly offset by the $56,682,000, or 16.6%, increase in average loans. There was little change in the loan mix over the comparable periods. Investment income increased $597,000, or 18.7%, for the comparable periods as a $75,741,000, or 33.5%, increase in average investments more than offset a 79 basis point decline in the average portfolio yield. The growth in investments, which was funded by shorter-term borrowings, reflected attractive buying opportunities over the past twelve months, both as to yield and as a spread over borrowings, and represented an earnings strategy intended to leverage the Company's strong capital position.

Interest expense declined $965,000, or 19%, to $4,108,000 for the quarter ended June 30, 2002 when compared to the same period in 2001, as lower market interest rates reduced the average rate paid on interest bearing liabilities by 139 basis points. The decline in the average rate paid on interest bearing liabilities, by far offset increased costs associated with a $121,657,000 increase in average interest bearing liabilities. Although the average interest bearing deposits for the comparable periods increased $26,450,000, or 5.8%, deposit expense declined $1,547,000, as the average rate paid on deposits fell by 151 basis points. The lower average rate paid was only slightly impacted by a change in the deposit mix, as 1% of deposits moved from time deposits to the lower rate savings and money market category. Interest expense on borrowings increased $582,000, or 84.1%, primarily the result of an increase of $95,207,000 in average borrowings. The majority of the increase in borrowings funded the increase in the investment portfolio. As a result of the significant increase in borrowings for the comparable periods, non-interest bearing liabilities as a percentage of total interest bearing liabilities declined from 10.1% to 8.5%. Average non-interest bearing liabilities for the comparable periods grew $2,673,000, or 5.3%.

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated. Interest income and yield information is adjusted for items exempt from federal income taxes and assumes a 34% tax rate. Nonaccrual loans have been included in the average balances. Securities are shown at average amortized cost.

THREE MONTHS ENDED JUNE 30,                                       2002                             2001
                                                      ------------------------------    ----------------------------
                                                                                AVG.                            AVG.
                                                                              YIELD/                          YIELD/
                                                          AVG.     AMT. OF      RATE        AVG.    AMT. OF     RATE
                                                       BALANCE    INTEREST      PAID     BALANCE   INTEREST     PAID
                                                      --------     -------      ----    --------    -------     ----
                                                                                               (DOLLARS IN THOUSANDS)
Assets:
Interest-earning assets:
   Federal funds sold                                 $    203     $     1      1.97%   $  8,596    $    99     4.61%
   Taxable investment securities                       246,111       3,145      5.11%    175,862      2,553     5.81%
   Nontaxable investment securities                     52,914         974      7.36%     47,625        965     8.11%
   Loans (net of unearned discount)                    398,552       6,997      7.02%    341,870      7,239     8.47%
                                                      --------     -------      ----    --------    -------     ----
     Total interest-earning assets                     697,780      11,117      6.37%    573,953     10,856     7.57%
Noninterest-earning assets:
   Other assets                                         47,037                            44,590
   Less: Allowance for loan losses                      (4,836)                           (3,875)
Net unrealized gains/(losses) on
   available-for-sale portfolio                          2,526                             2,323
                                                      --------                          --------
Total                                                 $742,507                          $616,991
                                                      --------                          --------

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
   Demand deposits                                    $ 76,428     $   113      0.59%   $ 69,328    $   196     1.13%
   Savings and money
      market deposits                                  181,476         666      1.47%    166,487      1,257     3.02%
   Time deposits                                       221,569       2,055      3.71%    217,208      2,928     5.39%
   Borrowings                                          148,179       1,274      3.44%     52,972        692     5.23%
                                                      --------     -------      ----    --------    -------     ----
   Total interest-bearing liabilities                  627,652       4,108      2.62%    505,995      5,073     4.01%
Noninterest-bearing liabilities:
   Demand deposits                                      53,611                            50,938
   Other liabilities                                     6,252                             6,658
   Shareholders' equity                                 54,992                            53,400
                                                      --------     -------      ----    --------    -------     ----
Total                                                 $742,507                          $616,991
                                                      --------     -------      ----    --------    -------     ----
Net interest earnings                                              $ 7,009                          $ 5,783
                                                                   -------      ----    --------    -------     ----
Net yield on interest-earning assets                                            4.02%                           4.03%
                                                                   -------      ----    --------    -------     ----
Federal tax exemption on non-taxable
  investment securities included in interest income                $   331                          $   328

The following table sets forth the dollar volume of increase (decrease) in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities, and from changes in rates for the periods indicated. Volume changes are computed by multiplying the volume difference by the prior period's rate. Rate changes are computed by multiplying the rate difference by the prior period's balance. The change in interest income and expense due to both rate and volume has been allocated equally between the volume and rate variances.

                                      THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                         2002 COMPARED TO 2001            2002 COMPARED TO 2001
                                     -----------------------------    -----------------------------
                                       INCREASE (DECREASE) DUE TO       INCREASE (DECREASE) DUE TO
                                      VOLUME       RATE    NET CHG     VOLUME       RATE    NET CHG
                                     -------    -------    -------    -------    -------    -------
                                                                          (DOLLARS IN THOUSANDS)
Interest earned on:

Federal funds sold                   $   (69)   $   (29)   $   (98)   $  (213)   $  (140)   $  (353)
Taxable investment securities            960       (368)       592      1,895     (1,060)       835
Nontaxable investment securities         100        (94)         6         36        (18)        18
Loans (net of unearned discount)       1,099     (1,341)      (242)     2,211     (2,569)      (358)
                                     -------    -------    -------    -------    -------    -------
Total interest-earning assets        $ 2,090    $(1,832)   $   258    $ 3,929    $(3,787)   $   142
                                     =======    =======    =======    =======    =======    =======

Interest paid on:

Interest-bearing demand deposits     $    15    $   (98)   $   (83)   $    38    $  (245)   $  (207)
Savings and money market deposits         84       (675)      (591)       234     (1,455)    (1,221)
Time deposits                             49       (922)      (873)      (220)    (2,083)    (2,303)
Borrowings                             1,032       (450)       582      2,090     (1,057)     1,033
                                     -------    -------    -------    -------    -------    -------
Total interest-bearing liabilities   $ 1,180    $(2,145)   $  (965)   $ 2,142    $(4,840)   $(2,698)
                                     =======    =======    =======    =======    =======    =======
Net interest earnings (FTE)          $   910    $   313    $ 1,223    $ 1,787    $ 1,053    $ 2,840

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon for the periods indicated. Interest income and yield information is adjusted for items exempt from federal income taxes and assumes a 34% tax rate. Nonaccrual loans have been included in the average balances. Securities are shown at average amortized cost.

SIX MONTHS ENDED JUNE 30,                                         2002                             2001
                                                      ------------------------------    ----------------------------
                                                                                AVG.                            AVG.
                                                                              YIELD/                          YIELD/
                                                          AVG.     AMT. OF      RATE        AVG.    AMT. OF     RATE
                                                       BALANCE    INTEREST      PAID     BALANCE   INTEREST     PAID
                                                      --------     -------      ----    --------    -------     ----
                                                                                               (DOLLARS IN THOUSANDS)
Assets:
Interest-earning assets:
   Federal funds sold                                 $  2,015     $    18      1.79%   $ 14,145    $   371     5.25%
   Taxable investment securities                       235,172       6,006      5.11%    167,839      5,171     6.16%
   Nontaxable investment securities                     53,306       1,938      7.27%     52,078      1,911     7.34%
   Loans (net of unearned discount)                    390,317      13,938      7.14%    334,029     14,296     8.56%
                                                      --------     -------      ----    --------    -------     ----
     Total interest-earning assets                     680,810      21,900      6.43%    568,091     21,749     7.66%
Noninterest-earning assets:
   Other assets                                         47,129                            44,526
   Less: Allowance for loan losses                      (4,715)                           (3,747)
Net unrealized gains/(losses) on
   available-for-sale portfolio                          3,098                             1,871
                                                      --------                           --------
Total                                                 $726,322                           $610,741
                                                      --------                           --------

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
   Demand deposits                                    $ 77,128     $   236      0.61%   $ 69,150    $   443     1.28%
   Savings and money
      market deposits                                  179,026       1,323      1.48%    158,962      2,544     3.20%
   Time deposits                                       211,007       3,944      3.74%    220,277      6,247     5.67%
   Borrowings                                          143,658       2,481      3.45%     51,512      1,448     5.62%
                                                      --------     -------      ----    --------    -------     ----
   Total interest-bearing liabilities                  610,819       7,984      2.61%    499,901     10,682     4.27%
Noninterest-bearing liabilities:
   Demand deposits                                      53,908                            50,980
   Other liabilities                                     6,700                             6,655
   Shareholders' equity                                 54,895                            53,205
                                                      --------     -------      ----    --------    -------     ----
Total                                                 $726,322                          $610,741
                                                      --------     -------      ----    --------    -------     ----
Net interest earnings                                              $13,916                          $11,067
                                                      --------     -------      ----    --------    -------     ----
Net yield on interest-earning assets                                            4.09%                           3.90%
                                                      --------     -------      ----    --------    -------     ----
Federal tax exemption on non-taxable
  investment securities included in interest income                $   659                          $   650

For the six months ended June 30, 2002 compared to the six months ended June 30, 2001, net interest income increased $2,840,000, or 27.3%, to $13,257,000. The increase resulted form a $112,719,000 increase in average earning assets, as well as a 19 basis point increase in the net interest margin. The increase in average earning assets for the comparable six-month periods reflected significant growth in both loans and investments. The increase in the margin is primarily due to lower market interest rates in 2002 impacting the costs of liabilities more rapidly than yields on assets. Average earning asset yields for the comparable periods declined 123 basis points while at the same time the average cost of interest bearing liabilities declined 166 basis points.

Total interest income increased $142,000, or 0.7%, for the six months ended June 30, 2002 compared to the same period a year ago. An increase in investment income of $853,000, or 13.3%, more than offset lower interest income from short-term federal funds sold, and lower loan interest income. The increase in investment income was attributable to a $68,561,000 increase in average investments that more than offset a decline of 93 basis points in the average yield on the portfolio for the comparable periods. With the lower market interest rates in 2002, the Company significantly reduced its average short-term federal funds sold position compared to the comparable prior year period, resulting in a $353,000 reduction in interest income. Loan interest income declined $358,000, or 2.5%, for the six month period ending June 30, 2002 compared to the same period last year, as a 142 basis point decline in the average yield on loans negatively impacted loan interest income to a greater degree than the positive impact resulting from the $56,288,000 increase in average loans.

Interest expense declined $2,698,000, or 25.3%, for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The lower interest expense results from the re-pricing of the majority of the Company's interest bearing liabilities to lower market interest rates. Deposit expense for the comparable periods declined $3,731,000, or 40.4%, primarily the result of a decline of 176 basis points in the average rate paid on interest bearing deposits. Average interest bearing deposits increased $18,772,000, or 4.2%, for the comparable six month periods. Interest expense on borrowings increased $1,033,000, or 71.3%, primarily on the $92,146,000 increase in average borrowings. The majority of the increase in borrowings funded investment purchases. With the majority of the new borrowings at the lower market interest rates, the average rate paid on borrowings declined 217 basis points to 3.45% for the six month period ended June 30, 2002.

Analysis of the Provision and Allowance for Loan Losses

For the three months ended June 30, 2002 and 2001, the provision for loan losses was $534,000 and $490,000, respectively. Although the expense increased for the comparable periods, the provision as an annualized percentage of average loans for the respective periods declined from 0.58% to 0.54%. Although the growth of 16.6% in average loans over the past year created a need to increase the allowance, improvement in loan portfolio quality indicators helped to minimize the rate of increase in the provision expense at 9% for the comparable periods. Net charge-offs for the quarter ended June 30, 2002 were $289,000, representing 0.29%, on an annualized basis, of average loans for the quarter, and compared favorably to net charge offs in the amount of $385,000, representing 0.46%, on an annualized basis, of average loans for the quarter ended June 30, 2001. The level of the current quarter charge-offs also compares favorably with net charge offs of $399,000, representing 0.41%, on an annualized basis, in the quarter ended March 31, 2002. The reduction in charge offs almost entirely reflects efforts over the past twelve months to improve both underwriting and collection efforts in the indirect auto loan portfolio. For the quarters ended June 30, 2002 and June 30, 2001, the ratios of non-performing loans to total loans, and the allowance for loan losses to non-performing loans remained stable, and at levels that were considered strong. The Company also reported that delinquent loans (over 30 days past due and non-accruing) as a percentage of total loans averaged 0.97% for the second quarter of 2002, compared to a rate that averaged 1.70% throughout 2001.

The following tables present loan quality ratios for the periods indicated and a summary of the changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off and additions to the allowance, which have been charged to expense for the periods indicated.

                                                         Three months ended June 30,      Six months ended June 30,
                                                          2002                2001         2002              2001
                                                         ------              ------       ------            ------
Net Loans Charged-off to Average Loans, Annualized         0.29%               0.46%        0.36%             0.39%
Provision for Loan Losses to Average Loans, Annualized     0.54%               0.58%        0.56%             0.65%
Allowance for Loan Losses to Period-end Loans              1.19%               1.09%        1.19%             1.09%
Allowance for Loan Losses to Nonperforming Loans         330.05%             335.98%      330.05%           335.98%
Nonperforming Loans to Period-end Loans                    0.36%               0.33%        0.36%             0.33%
Nonperforming Assets to Period-end Assets                  0.22%               0.21%        0.22%             0.21%

                                                                   (Dollars in Thousands)
                                                 Three months ended June 30,    Six months ended June 30,
                                                  2002                 2001      2002               2001
                                                 ------               ------    ------             ------
Allowance for Loan Losses, Beginning of Period   $4,640               $3,705    $4,478             $3,370

Loans Charged-off                                  (429)                (483)     (921)              (798)
Recoveries of Loans Previously Charged-off          140                   98       233                158
                                                 ------               ------    ------             ------
  Net Loans Charged-off                            (289)                (385)     (688)              (640)
                                                 ------               ------    ------             ------

Provision for Loan Losses                           534                  490     1,095              1,080
                                                 ------               ------    ------             ------
  Allowance for Loan Losses, End of Period       $4,885               $3,810    $4,885             $3,810
                                                 ------               ------    ------             ------

For the six months ended June 30, 2002 and 2001, the provision for loan losses was $1,095,000 and $1,080,000, respectively. Similar to the quarterly results, the provision as an annualized percentage of average loans declined based on improvement in loan portfolio quality indicators. The slight improvement in the ratio of net charge offs to average loans for the comparable periods reflected the second quarter's decline in indirect auto loan losses. As a result of the provision expense exceeding the net charge offs over the past twelve months, the ratio of the allowance for loan losses to average loans increased to 1.19% from 1.09%.

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated:

                                                              (Dollars in Thousands)
                                         Three Months ended June 30,          Six Months ended June 30,
                                       2002     2001        Change         2002     2001       Change
                                      ---------------   --------------    ------   -----   ---------------
Service charges on deposit accounts   $  563   $  602   $(39)    -6.48%   $1,108   $1,182  $ (74)    -6.26%
Trust & brokerage services               378      340     38     11.18%      742     688      54      7.85%
Other operating income                   519      414    105     25.36%    1,050     882     168     19.05%
                                      ------   ------   ----    ------    ------   -----   -----    ------
  Core non-interest income            $1,460   $1,356   $104      7.67%   $2,900   $2,752  $ 148      5.38%
Investment securities gains              250      342    (92)   -26.90%      382     963    (581)   -60.33%
                                      ------   ------   ----    ------    ------   -----   -----    ------
  Total non-interest income           $1,710   $1,698   $ 12      0.71%   $3,282   $3,715  ($433)   -11.66%
                                      ======   ======   ====    ======    ======   =====   =====    ======

Core non-interest income for the quarter ended June 30, 2002 increased $104,000, or 7.7%, to $1,460,000 when compared to $1,356,000 for the quarter ended June 30, 2001. Total non-interest income that includes net securities gains for the current quarter, was $1,710,000, comparable with that reported in the second quarter of last year. The increase in core non-interest income was partially attributable to an increase in trust and brokerage revenues, which increased as a result of a growing customer base. Other non-interest income increases were also derived from higher debit card usage and the related fees, as well as gains from mortgage sales resulting from a higher volume of loan sales. The decline in service charge income resulted from a lower volume of overdrafts and the associated fees. Securities gains for the three months ended June 30, 2002 in the amount of $250,000 resulted from the sale of equity investments that the Company had made in other financial institutions.

For the six months ended June 30, 2002, core non-interest income increased $148,000, or 5.4%, to $2,900,000, compared to the six months ended June 30, 2001. The reasons for the changes in core non-interest income for the comparable periods were the same as those impacting second quarter results. Total non-interest income for the comparable periods declined $433,000, or 11.7%, as a result of a lower level of security gains taken in the first half of 2002 compared to the same period last year. Security gains of $382,000 for the six months ended June 30, 2002, were $581,000 less than those taken in the prior year period. Significant gains were taken in the first half of 2001 that related to specific strategies designed to benefit from the falling interest rates at that time.

Non-interest Expense

Non-interest expense for the three months ended June 30, 2002 increased $695,000 to $5,607,000 when compared to the quarter ended June 30, 2001. The 14.1% increase was well below the 18.9% increase in the growth of average assets for the comparable periods. Salary and employee benefit expenses increased 13.2% in the second quarter of 2002 compared to the same period last year as a result of year over year salary adjustments of approximately 3.5%, and a one-time adjustment to non-officer salaries during the first quarter of 2002, following a comprehensive market study designed to insure that the Company's compensation program was competitive to attract and retain high performing employees. Increased occupancy expense for the comparable periods reflects both higher lease and depreciation costs associated with the third quarter 2001 opening of the Company's new administrative offices, as well as increased costs supporting further investment in data processing and communication systems. Increases in other operating expenses related to higher marketing costs associated with a market research study designed to identify customer satisfaction levels and competitive advantages, increased telephone expense related to a bank-wide upgrade to high speed data communications, and higher costs of stationary and supplies relating to the growth in loans and deposits.

The following table sets forth certain information on non-interest expense for the periods indicated:

                                                               (Dollars in Thousands)
                                           Three Months ended June 30,          Six Months ended June 30,
                                          2002     2001       Change        2002      2001        Change
                                         ------   ------   ------------    -------   ------   --------------
Salaries, wages, and employee benefits   $3,104   $2,742   $362   13.20%   $ 6,151   $5,609   $  542    9.66%
Building, occupancy, and equipment          884      769    115   14.95%     1,746    1,589      157    9.88%
Other operating expense                   1,619    1,401    218   15.56%     3,143    2,629      514   19.55%
                                         ------   ------   ----   -----    -------   ------   ------   -----
  Total non-interest expense             $5,607   $4,912   $695   14.15%   $11,040   $9,827   $1,213   12.34%
                                         ======   ======   ====   =====    =======   ======   ======   =====

Non-interest expense for the six months ended June 30, 2002 increased $1,213,000, or 12.3%, compared to the same period last year. Salary and employee benefit expenses increased 9.7% in the first half of 2002 compared to the same period last year as a result of the year over year salary adjustments, and the one-time adjustment to non-officer salaries that occurred during the first quarter of 2002. The 9.9% increase in occupancy expense for the comparable periods, reflects both lease and depreciation costs associated with the third quarter 2001 opening of the Company's new administrative offices. Increases in other operating expenses related to higher advertising and marketing costs, associated with product promotions and the market research study, increased loan administrative costs related to increased volume and improved collections, and higher costs of stationary and supplies relating to the growth in both loans and deposits.

Income taxes

The Company's effective tax rate increased to 24.7% for the three months and six months ended June 30, 2002 compared to 22.3% for the three months ended and 21.7% for the six months ended June 30, 2001, respectively. The change is a result of a decrease in non-taxable investment income as a percentage of pretax income.

ANALYSIS OF THE FINANCIAL CONDITION

Total assets increased $66,184,000, or 19.2% on an annualized basis, from $692,871,000 at December 31, 2001 to $759,055,000 at June 30, 2002. For the six
months ended June 30, 2002, total loans increased $33,048,000, or 17.6% on an annualized basis, to $408,890,000. Growth occurred in all categories of the loan portfolio during the first half of the year, while the loan mix reflected a 1.6% contraction in the percentage of residential mortgage loans to total loans, and slight increases in the percentage of all other loan categories. For the six months ended June 30, 2002, commercial loans were up $14,144,000, or 22.4% on an annualized basis, on growth in both new business relationships and increased usage on lines of credit. Indirect auto loans increased $7,191,000, or 25.6% on an annualized basis, as a result of offering competitively priced loans through a growing base of over 180 new and used car dealers. Consumer loans increased $5,721,000, or 22.8% on an annualized basis, exclusively on the Company's focus to build home equity lines of credit. Home equity lines were offered at a discounted introductory rate for six months throughout the period. Residential mortgage loan activity remained strong during the first six months of 2002, with the Company balancing portfolio growth with sales to the secondary market. During the period, the residential mortgage loan portfolio increased $5,992,000, or 8.4% on an annualized basis, and $5,873,000 in loans were sold to Freddie Mac.

The following table sets forth the composition of the Company's loan portfolio at the dates indicated:

                                 June 30, 2002       December 31, 2001       June 30, 2001
                               ------------------    ------------------    ------------------
                                Amount    Percent     Amount    Percent     Amount    Percent
                               --------   -------    --------   -------    --------   -------
                                                   (Dollars in Thousands)
Commercial                     $140,945     34.9%    $126,801     34.2%    $123,921     35.9%
Real estate mortgage            148,299     36.7%     142,307     38.3%     127,082     36.9%
Indirect Auto                    63,562     15.7%      56,371     15.2%      49,104     14.2%
Consumer                         56,084     13.9%      50,363     13.6%      48,646     14.1%
                               --------    -----     --------    -----     --------    -----
Gross Loans                     408,890    101.2%     375,842    101.2%     348,753    101.2%

Less:
   Unearned Discount                (53)    (0.0%)       (104)    (0.0%)       (195)    (0.1%)
   Allowance for Loan Losses     (4,885)    (1.2%)     (4,478)    (1.2%)     (3,810)    (1.1%)
                               --------    -----     --------    -----     --------    -----
Net Loans                      $403,952    100.0%    $371,260    100.0%    $344,748    100.0%
                               ========    =====     ========    =====     ========    =====

The investment portfolio, as of June 30, 2002 in the amount of $307,161,000, increased $34,471,000, or 25.2% on an annualized basis, since December 31, 2001. The majority of the increase occurred in March, as the Company purchased $25,000,000 in a combination of two and three-year government agency securities, funded by short-term borrowings. The transaction represented an attractive buying opportunity both as to yield and as a spread over borrowings. Since December 31, 2001, falling market rates have increased the unrealized gain on the portfolio by $4,672,000, to $6,743,000.

Deposits as of June 30, 2002 increased $44,293,000, or 17.8% on an annualized basis, to $543,585,000 over the six month period. The Company's deposit growth is primarily the result of growth in time deposits that increased $27,774,000, or 27.4% on an annualized basis. The Company pursued a strategy during the first six months of 2002 to extend the average maturity of deposits to better match the average maturity of loans and reduce its risk to an expected increase in interest rates. The growth was concentrated in two year certificates of deposits. At June 30, 2002, time deposits represented 42.3% of total deposits compared to 40.4% at December 31, 2001.

The Company's borrowings, consisting primarily of collateralized repurchase agreements with brokers and advances from the Federal Home Loan Bank, increased $15,943,000, or 24% on an annualized basis, during the first six months of 2002. The increase provided funding for investment portfolio growth.

Liquidity

The Company's liquidity reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of market interest rate opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations requires continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank's sources and uses of funds. The Asset Liability Committee of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of June 30, 2002, that liquidity as measured by the Company is in compliance with its policy guidelines.

The Bank's principal sources of funds for operations are cash flows generated from earnings, deposits, loan repayments, borrowings from the Federal Home Loan Bank of New York (FHLB), and securities sold under repurchase agreements. Brokered deposits in the amount of $10,000,000 were utilized during the six month period ended June 30, 2002. During the six months ended June 30, 2002, cash and cash equivalents decreased by $2,071,000, as net cash used by investing activities of $64,289,000, exceeded the net cash provided by operating activities and financing activities of $62,218,000. Net cash provided by financing activities reflects a net increase in deposits of $44,293,000, and a net increase in borrowings of $15,943,000. Net cash used in investing activities reflects a net increase in loans of $33,787,000, and a net increase in investment securities of $29,708,000.

As a member of the Federal Home Loan Bank of New York, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans that have been pledged as collateral. As of June 30, 2002, the Bank's credit limit with the FHLB was $106 million. The Bank's outstanding borrowings on that date were $58.6 million.

Capital Resources

During the six months ended June 30, 2002, shareholders equity increased $4,724,000 to $58,187,000, and book value per share increased $1.37 to $16.88.
The increase in shareholders' equity resulted from net income of $3,315,000, unrealized appreciation in available for sale securities (net of taxes) of $2,803,000, stock option exercise proceeds of $91,000, offset by treasury stock purchases of $143,000, and dividend payments of $1,342,000.

Capital requirements for the Company and the Bank are established by the Federal Reserve Board and the Office of the Comptroller of the Currency. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of Total and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. The following table compares the Company's actual capital amounts and ratios to the "well capitalized" category, which is the highest capital category as defined in the regulations.

(Dollars in Thousands)
                                                                To be Well
                                                             Capitalized Under
                                               Actual         Prompt Corrective
                                                              Action Provisions
                                          ---------------    ------------------
                                           Amount   Ratio     Amount     Ratio
                                          -------   -----    -------   --------
As of June 30, 2002
Total Capital (to Risk-Weighted Assets)   $59,026   12.51%   $47,187  >/= 10.00%
Tier I Capital (to Risk-Weighted Assets)   54,141   11.47%    28,312   >/= 6.00%
Tier I Capital (to Average Assets)         54,141    7.29%    37,125   >/= 5.00%

As of December 31, 2001
Total Capital (to Risk-Weighted Assets)   $56,698   13.08%   $43,553  >/= 10.00%
Tier I Capital (to Risk-Weighted Assets)   52,220   12.05%    26,132   >/= 6.00%
Tier I Capital (to Average Assets)         52,220    7.53%    32,433   >/= 5.00%

On June 25, 2002, the Company's Board of Directors authorized the repurchase of up to 100,000 shares, or approximately 3 percent, of the Company's outstanding common stock during the period from July 18, 2002 through January 17, 2003. The repurchase plan replaces the Company's previously authorized 300,000 share annual repurchase plan that expired July 18, 2002. Under this expired plan, the Company repurchased a total of 60,950 shares of its common stock.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk arises principally from interest rate risk in its lending, investing, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure using a computer simulation model that measures the impact of changes in interest rates on its net interest income. As of June 30, 2002, an instantaneous 200 basis point increase in market interest rates was estimated to have a negative impact of 6.3% on net interest income over the next twelve month period, while a 100 basis point decline in market interest rates was estimated to have a positive impact of 3.4% on the Company's net interest income. By comparison, at December 31, 2001 the Company estimated that an instantaneous 200 basis point rise in rates would have a negative impact of 6.9% on net interest income during the following twelve month period while a 200 basis point decline in rates would have a positive impact of 6% on net interest income during the following twelve month period. The Company's interest rate risk profile reflected little change during the first half of 2002 as the Company reduced slightly its risk to rising interest rates. The potential change in net interest income resulting from this analysis falls within the Company's interest rate risk policy guidelines.

Computation of the prospective effects of hypothetical interest rate changes is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit rate and mix changes. These estimates and assumptions assume that management takes no action to mitigate any negative effects from changing interest rates. Although the Company uses various means to measure its interest rate risk, the Company is unable to predict future fluctuations in interest rates or the specific impact thereof.

At June 30, 2002, less than 1% of the Company's investment portfolio was invested in corporate debt or non-government agency equity securities. Accordingly, the Company has minimal risk that would result from a change in the market value of these securities.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable.

Item 2. Changes in Securities and Use of Proceeds

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 7, 2002 (the "Meeting").

At the Meeting, each of the following persons was elected as a Class I Director whose term will expire at the 2005 Annual Meeting of Shareholders:

VOTES                     FOR            WITHHELD    NON-VOTES
-----                     ---            --------    ---------

DONALD S. AMES            2,607,465      103,245     731,628

PETER M. DUNN             2,605,490      105,220     731,628

MARGARET G. OGDEN         2,605,490      105,220     731,628

PAUL M. SOLOMON           2,607,465      103,245     731,628

DAVID J. TAYLOR           2,607,465      103,245     731,628

The other directors, whose term of office continued after the annual meeting, are: Mary Pat Adams, John H. Buck, Donald H. Dew, David P. Kershaw, Robert M. Lovell, Samuel J. Lanzafame, Charles E. Shafer, Charles H. Spaulding, and Jack
H. Webb.

At the Meeting, an amendment to the Company's 1998 Long Term Incentive Compensation Plan was approved.

VOTES FOR     VOTES AGAINST    VOTES ABSTAINED   NON-VOTES
---------     -------------    ---------------   ---------

2,424,225     235,789          50,692            731,632
---------     -------          ------            -------

Item 5. Other Information

            None

Item 6. Exhibits and Reports on Form 8-K

      a)    Exhibits required by Item 601 of Regulation S-K:

      Ex. No.     Description
      -------     -----------

      3.1         Amended and Restated Certificate of Incorporation of the
                  Company(1)

      3.2         Amended and Restated Bylaws of the Company(1)

      99.1 Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002(2)

      99.2 Certification of David P. Kershaw, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

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

                         ALLIANCE FINANCIAL CORPORATION


DATE August 14, 2002                    /s/  Jack H. Webb
     -------------------------------    ----------------------------------------
                                        Jack H. Webb, Chairman of the Board,
                                           President and Chief Executive Officer


DATE August 14, 2002                    /s/ David P. Kershaw
     -------------------------------    ----------------------------------------
                                        David P. Kershaw, Treasurer & Chief
                                           Financial Officer