Form 10-Q
period 2002-09-30
ALLIANCE FINANCIAL CORP /NY/
filed 2002-11-14
CIK 796317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002


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

                      Yes  |X|                    No   |_|

The number of shares outstanding of the Registrant's common stock on November 14, 2002: Common Stock, $1.00 Par Value - 3,453,713 shares.

                                    CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Statements of Condition as of September 30, 2002 (unaudited) and December 31, 2001

             Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2002 and 2001 and Nine Months Ended September 30, 2002 and 2001 (unaudited)

             Consolidated Statements of Changes in Shareholders' Equity for the Nine Months Ended September 30, 2002 (unaudited)

             Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001 (unaudited)

             Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

         Certifications

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ALLIANCE FINANCIAL CORPORATION
                      Consolidated Statements of Condition
                             (Dollars in Thousands)


                                               September 30, 2002  December 31,
                                                       (Unaudited)         2001
ASSETS
   Cash and due from banks                              $  20,528     $  21,626
   Federal funds sold                                        --            --
                                                        ---------     ---------
      Total cash and cash equivalents                      20,528        21,626
   Held-to-maturity investment securities                   6,548         7,371
   Available-for-sale investment securities               301,805       265,319
                                                        ---------     ---------
      Total investment securities (fair value
      $309,098 & $273,477, respectively)                  308,353       272,690
   Total loans & leases                                   412,858       375,842
   Unearned income                                            (51)         (104)
   Allowance for loan and lease losses                     (5,114)       (4,478)
                                                        ---------     ---------
       Net loans & leases                                 407,693       371,260

   Bank premises, furniture, and equipment                 10,457        10,621
   Other assets                                            18,709        16,674
                                                        ---------     ---------
       Total Assets                                     $ 765,740     $ 692,871
                                                        =========     =========

LIABILITIES
   Non-interest-bearing deposits                        $  55,238     $  57,044
   Interest-bearing deposits                              495,995       442,248
                                                        ---------     ---------
      Total deposits                                      551,233       499,292
   Borrowings                                             142,228       132,425
   Other liabilities                                       10,516         7,691
                                                        ---------     ---------

      Total Liabilities                                   703,977       639,408

SHAREHOLDERS' EQUITY
   Preferred stock (par value $25.00)
     1,000,000 shares authorized, none issued
   Common stock (par value $1.00)
     10,000,000 shares authorized
     3,827,805 and 3,815,305 shares issued;
     3,453,713 and 3,447,213 shares
       outstanding, respectively                            3,828         3,815
   Surplus                                                  7,306         7,096
   Undivided profits                                       52,131        49,086
   Accumulated other comprehensive income                   6,418         1,243
   Treasury stock, at cost; 374,092 shares
      and 368,092 shares, respectively                     (7,920)       (7,777)
                                                        ---------     ---------

      Total Shareholders' Equity                           61,763        53,463

      Total Liabilities & Shareholders' Equity          $ 765,740     $ 692,871
                                                        =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                         ALLIANCE FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in Thousands, except per share data)

                                               Three Months Ended        Nine Months Ended
                                                  September 30,             September 30,
                                               2002         2001         2002         2001
Interest Income:
   Interest & fees on loans & leases        $    7,148   $    7,523   $   21,086   $   21,819
   Interest on investment securities             3,641        3,679       10,926       10,111
   Interest on federal funds sold                    9            9           27          380
                                            ----------   ----------   ----------   ----------

      Total Interest Income                     10,798       11,211       32,039       32,310

Interest Expense:
   Interest on deposits                          2,802        3,728        8,305       12,962
   Interest on borrowings                        1,303        1,216        3,784        2,664
                                            ----------   ----------   ----------   ----------

      Total Interest Expense                     4,105        4,944       12,089       15,626

      Net Interest Income                        6,693        6,267       19,950       16,684

Provision for loan and lease losses                480          585        1,575        1,665
                                            ----------   ----------   ----------   ----------

      Net Interest Income After Provision
        for Losses                               6,213        5,682       18,375       15,019

Other Income                                     1,875        1,362        5,157        5,077
                                            ----------   ----------   ----------   ----------

      Total Operating Income                     8,088        7,044       23,532       20,096

Other Expenses                                   5,717        4,983       16,757       14,810
                                            ----------   ----------   ----------   ----------

      Income Before Income Taxes                 2,371        2,061        6,775        5,286

Provision for income taxes                         608          459        1,697        1,159
                                            ----------   ----------   ----------   ----------

      Net Income                            $    1,763   $    1,602   $    5,078   $    4,127
                                            ==========   ==========   ==========   ==========

Net Income per Common Share - Basic         $      .51   $      .46   $     1.47   $     1.16
                                            ==========   ==========   ==========   ==========

Net Income per Common Share - Diluted       $      .51   $      .46   $     1.46   $     1.16
                                            ==========   ==========   ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                         ALLIANCE FINANCIAL CORPORATION
           Consolidated Statements of Changes in Shareholders' Equity
                  For the Nine Months Ended September 30, 2002
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                            Accumulated
                                                                                                  Other
                                                   Issued                                       Compre-
                                                   Common   Common                 Undivided    hensive      Treasury
                                                   Shares    Stock      Surplus      Profits     Income         Stock         Total
                                                   ------    -----      -------      -------     ------         -----         -----
 Balance at December 31, 2001                   3,815,305    $3,815      $7,096      $49,086      $1,243      $(7,777)      $53,463

 Comprehensive income
    Net Income                                                                         5,078                                  5,078

    Other comprehensive income, net of taxes:

    Unrealized appreciation in
         available for sale securities, net of
         reclassification adjustment                                                               5,175                      5,175
                                                                                                                            -------
    Comprehensive income                                                                                                     10,253

    Stock options exercised                        12,500        13          210                                                223

    Cash dividend, $.59 per share                                                     (2,033)                                (2,033)

    Treasury stock purchased                                                                                     (143)         (143)

 Balance at September 30, 2002                  3,827,805    $3,828      $7,306      $52,131     $ 6,418      $(7,920)      $61,763
                                                             ======      ======     ========     =======      ========      =======


The accompanying notes are an integral part of the financial statements.

                         ALLIANCE FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                       2002         2001
                                                                                     --------    ---------
OPERATING ACTIVITIES
      Net Income                                                                     $  5,078    $   4,127
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan and lease losses                                               1,575        1,665
      Provision for depreciation                                                        1,085          995
      Realized investment security gains                                                 (671)        (963)
      Realized gain on the sale of assets                                                  (6)          --
      Amortization (accretion) of investment security premiums and discounts, net         327           (5)
      Change in other assets and liabilities                                           (1,986)      (1,720)
                                                                                     --------    ---------
  Net Cash Provided by Operating Activities                                             5,402        4,099

INVESTMENT ACTIVITIES
      Proceeds from maturities of investment securities,
        available-for-sale                                                             39,320       49,194
      Proceeds from maturities of investment securities,
        held-to-maturity                                                                2,322        5,170
      Purchase of investment securities, available-for-sale                           (94,190)    (135,435)
      Purchase of investment securities, held-to-maturity                              (1,499)      (4,313)
      Proceeds from the sale of investment securities                                  27,353       35,211
      Increase in surrender value of life insurance                                      (364)        (180)
      Net increase in loans & leases                                                  (45,978)     (65,893)
      Proceeds from the sale of loans                                                   7,970          420
      Purchase of premises and equipment, net                                            (915)        (791)
                                                                                     --------    ---------
  Net Cash Used by Investing Activities                                               (65,981)    (116,617)

FINANCING ACTIVITIES
      Net increase in demand deposits, NOW & savings accounts                          20,678       27,985
      Net increase in time deposits                                                    31,263       12,883
      Net increase in short-term borrowings                                            14,803       15,186
      Net (decrease) increase in long-term borrowings                                  (5,000)      60,000
      Proceeds from the exercise of stock options                                         223           --
      Treasury Stock purchased                                                           (143)      (2,910)
      Cash dividends                                                                   (2,343)      (1,984)
                                                                                     --------    ---------
  Net Cash Provided by Financing Activities                                            59,481      111,160
  Decrease in Cash and Cash Equivalents                                                (1,098)      (1,358)
      Cash and cash equivalents at beginning of year                                   21,626       19,274
                                                                                     --------    ---------
  Cash and Cash Equivalents at End of Period                                         $ 20,528    $  17,916
                                                                                     --------    ---------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest on deposits and borrowings                                            $ 12,078    $  15,514
      Income taxes                                                                      2,305        1,400
Non-Cash Investing Activities:
      Increase in net unrealized gains/losses on
         available-for-sale securities                                                 (8,625)      (6,124)
Non-Cash Financing Activities:
      Dividend declared and unpaid                                                        690          642

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

      All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months and nine months ended September 30, 2002 and 2001.

B.    Earnings Per Share

      Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and nine months ended September 30, 2002 and 2001, using 3,450,324 and 3,489,662 weighted average common shares outstanding for the three months ended, and 3,446,652 and 3,545,932 weighted average common shares outstanding for the nine months ended, respectively. Diluted earnings per share gives the effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. Weighted average shares outstanding for the three months and nine months ended September 30, 2002 and 2001, adjusted for the effect of the assumed exercise of stock options, were 3,484,357 and 3,498,215 for the three months ended and 3,476,088 and 3,551,962 for the nine months ended, respectively.

C.    Allowance for Loan and Lease Losses

      The allowance for loan and lease losses represents management's best estimate of probable loan and lease losses in the Company's loan portfolio. Management's quarterly evaluation of the allowance for loan and lease losses is a comprehensive analysis that builds a total reserve by evaluating the risks within each loan and lease type, or pool, of similar loans and leases. The Company uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates a reserve for each pool based on the most recent three-year loss rate, adjusted to reflect the expected impact that current trends regarding loan growth, delinquency, losses, economic conditions, and current interest rates are likely to have. For commercial loan and lease pools, the Company establishes a specific reserve allocation for all loans and leases, which have been risk rated under the Company's risk rating system, as substandard, doubtful, or loss. The specific allocation is based on the most recent valuation of the loan or lease collateral and the customer's ability to pay. For all other commercial loans and leases, the Company uses the general allocation methodology that establishes a reserve for each risk-rating category. The general allocation methodology for commercial loans and leases considers the same factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management's best estimate of the probable loan and lease losses in the Company's loan and lease portfolio.

      A loan or lease is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on fair value of the collateral.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout this analysis, the term "the Company" refers to the consolidated entity of Alliance Financial Corporation, its wholly-owned banking subsidiary, Alliance Bank, N.A. (the "Bank"), and the Bank's subsidiaries, Alliance Preferred Funding Corp. and Alliance Leasing, Inc.. The Company is a New York corporation, which was formed in November 1998 as a result of the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc.

The following discussion presents material changes in the Company's results of operations and financial condition during the three and nine months ended September 30, 2002, which are not otherwise apparent from the consolidated financial statements included in this report.

This discussion and analysis contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) an increase in competitive pressures in the banking industry; (2) changes in the interest rate environment that reduce margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (5) changes in business conditions and inflation; (6) changes in the securities markets; (7) changes occur in technology used in the banking business; (8) possible inability to maintain and increase market share and control expenses; and (9) other factors detailed from time to time in the Company's SEC filings.

Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

Net income was $1,763,000, or $0.51 per share, for the third quarter of 2002 compared to $1,602,000, or $0.46 per share, for the same period in 2001. Net income increased $161,000, or 10%, while earnings per share were up $0.05, or 10.9%, over the comparable period. The return on average assets and return on average shareholder's equity were 0.93% and 11.80%, respectively, for the three months ended September 30, 2002, compared to 0.94% and 11.90%, respectively, for the third quarter of 2001.

For the nine months ended September 30, 2002, net income was $5,078,000, or $1.46 per diluted share, compared to $4,127,000, or $1.16 per share, for the same period in 2001. The $951,000 increase in net income is up 23% over the same period in the previous year, while the diluted earnings per share increase of $0.30 represents a 25.9% increase over the comparable period. The return on average assets increased to 0.92% from 0.87%, while the return on average shareholders' equity rose to 11.98% from 10.30%, when comparing the nine months ended September 30, 2002 to the comparable period in 2001.

Analysis of Net Interest Income and the Net Interest Margin

For the three months ended September 30, 2002 compared to the three months ended September 30, 2001, net interest income increased $426,000, or 6.8%, to $6,693,000. The increase resulted as a $69,036,000 increase in average earning assets generated additional income that was more than sufficient to offset the negative impact of a net interest margin that declined from 4.16% for the quarter ended September 30, 2001 to 4.00% for the quarter ended September 30, 2002. The increase in average earning assets is due to both strong growth across all loan business lines, as well as significant increases in the investment portfolio. The decline in the net interest margin for the comparable periods resulted as lower market interest rates and competitive pricing pressures pushed asset yields lower, and to a greater degree, than the Company's ability to reduce the costs of interest bearing liabilities.

Total interest income declined $413,000, or 3.68%, for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. Loan and lease income, that declined $375,000, or 4.98%, for the comparable periods, was down primarily as a result of lower average loan and lease yields. Average loan and lease yields declined 124 basis points with commercial loans and leases and home equity dominated consumer loans most responsible for the overall yield decline. An increase in average net loans and leases for the comparable periods of $43,646,000, or 11.9%, with the growth most significant in home equity lines of credit and indirect auto loans, generated additional income that helped minimize the decline in total loan and lease income. The overall loan mix reflected a 2% increase in indirect auto loans as a percentage of total loans and leases, with a corresponding decline in commercial loans and leases.

Investment income declined only $38,000, or 1.03%, for the comparable periods as increased earnings from a $24,235,000, or 9.09%, increase in average investments nearly offset lower earnings resulting from a 55 basis point decline in the average portfolio yield. The growth in investments, which was funded by shorter-term borrowings, reflected attractive buying opportunities over the past twelve months, both as to yield and as a spread over borrowings, and represented an earnings strategy intended to leverage the Company's strong capital position.

Interest expense declined $839,000, or 17%, to $4,105,000 for the quarter ended September 30, 2002 when compared to the same period in 2001, as lower market interest rates positively impacted the average rate paid on interest bearing liabilities, reducing it by 91 basis points. The decline in the average rate paid on interest bearing liabilities, by far offset increased costs associated with a $67,631,000, or 12%, increase in average interest bearing liabilities. Although average interest bearing deposits for the comparable periods increased $36,247,000, or 8%, deposit expense declined $926,000, as the average rate paid on interest bearing deposits fell by 99 basis points. The lower average rate paid was only slightly attributable to a change in the deposit mix, as 1% of total deposits moved from time deposits to the lower rate savings and money market category. Average time deposits for the most recent quarter were 42.7% of total average deposits, and average savings and money market deposits represented 32.8% of total average deposits. Average non-interest bearing demand deposits remained stable for the comparable periods, but as a percentage of total deposits, declined from 10.8% for the quarter ended September 30, 2001 to 10% for the quarter ended September 30, 2002. Although average borrowings increased for the comparable periods $31,384,000, or 29.2%, interest expense on the borrowings increased only $87,000, or 7.2%, as the average rate paid on borrowings declined 78 basis points. The majority of the increase in borrowings funded the increase in the investment portfolio.

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

For the three months ended September 30,                                2002                                   2001
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                          Avg.         Amt of    Avg. Yield/       Avg.        Amt of    Avg. Yield/
                                                        Balance       Interest    Rate Paid      Balance      Interest    Rate Paid
                                                        -------       --------    ---------      -------      --------    ---------
Assets:
Interest earning assets:
     Federal Funds Sold                                  $  1,788     $     9       2.01%       $     633     $     9        5.69%
     Taxable investment securities                       $234,106     $ 3,000       5.13%       $ 213,209     $ 3,039        5.70%
     Nontaxable investment securities                    $ 56,807     $   971       6.84%       $  53,469     $   970        7.25%
     Loans & Leases (net of unearned discount)           $410,375     $ 7,148       6.97%       $ 366,729     $ 7,524        8.21%
-----------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets                     703,076      11,128       6.33%         634,040      11,542        7.28%

Noninterest earning assets:
     Other assets                                          47,926                                  45,141
     Less: Allowance for loan & lease losses               (5,053)                                 (3,997)
Net unrealized gains/(losses) on
     available-for-sale portfolio                           8,470                                   3,722
                                                   ---------------                        ----------------
        Total                                            $754,419                               $ 678,906
                                                   ===============                        ================

Liabilities and Shareholders' Equity:
Interest bearing assets:
     Demand deposits                                     $ 79,559     $    88       0.44%       $  72,765     $   177        0.97%
     Saving and money market deposits                    $178,995     $   630       1.41%       $ 159,009     $ 1,015        2.55%
     Time deposits                                       $233,281     $ 2,084       3.57%       $ 223,814     $ 2,535        4.53%
     Borrowings                                          $138,863     $ 1,303       3.75%       $ 107,479     $ 1,217        4.53%
-----------------------------------------------------------------------------------------------------------------------------------
        Total interest bearing liabilities                630,698       4,105       2.60%         563,067       4,944        3.51%

Noninterest bearing liabilities:
     Demand deposits                                       54,699                                  54,993
     Other liabilities                                      9,239                                   7,003
     Shareholders' equity                                  59,783                                  53,843
                                                   ---------------                        ----------------
        Total                                            $754,419                               $ 678,906
                                                   ===============                        ================
Net interest earnings (FTE)                                           $ 7,023                                 $ 6,598
-----------------------------------------------------------------------------------------------------------------------------------
Net yield on interest-earning assets                                                4.00%                                    4.16%
-----------------------------------------------------------------------------------------------------------------------------------
Federal tax exemption on non-taxable
  investment securities included in interest income                   $   330                                 $   330


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

                                                             THREE MONTHS ENDED SEPT. 30,          NINE MONTHS ENDED SEPT. 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                 2002 COMPARED TO 2001                 2002 COMPARED TO 2001
                                                               INCREASE (DECREASE) DUE TO            INCREASE (DECREASE) DUE TO
                                                            VOLUME      RATE        NET CHG       VOLUME        RATE       NET CHG
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Interest earned on:
Federal funds sold                                        $      11   $     (11)   $      --    $    (205)   $    (148)   $    (353)
Taxable investment securities                                   281        (320)         (39)       2,156       (1,359)         797
Nontaxable investment securities                                 56         (56)          --          100          (81)          19
Loans & Leases (net of unearned discount)                       828      (1,202)        (374)       3,024       (3,758)        (734)
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                             $   1,176   $  (1,589)   $    (413)   $   5,075    $  (5,346)   $    (271)

Interest paid on:
Interest-bearing demand deposits                          $      12   $    (101)   $     (89)   $      49    $    (345)   $    (296)
Savings and money market deposits                                98        (483)        (385)         333       (1,938)      (1,605)
Time deposits                                                    97        (548)        (451)        (101)      (2,656)      (2,757)
Borrowings                                                      325        (239)          86        2,314       (1,193)       1,121
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                        $     532   $  (1,371)   $    (839)   $   2,595    $  (6,132)   $  (3,537)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest earnings (FTE)                               $     644   $    (218)   $     426    $   2,480    $     786    $   3,266
===================================================================================================================================

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

For the nine months ended September 30,                                   2002                                 2001
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                            Avg.         Amt of    Avg. Yield/      Avg.       Amt of    Avg. Yield/
                                                           Balance      Interest    Rate Paid     Balance     Interest    Rate Paid
                                                           -------      --------    ---------     -------     --------    ---------
Assets:
Interest earning assets:
     Federal Funds Sold                                    $   1,939     $     27        1.86%    $   9,587    $    380        5.28%
     Taxable investment securities                         $ 234,817     $  9,006        5.11%    $ 183,104    $  8,209        5.98%
     Nontaxable investment securities                      $  54,473     $  2,909        7.12%    $  52,545    $  2,880        7.31%
     Loans & Leases (net of unearned discount)             $ 397,003     $ 21,086        7.08%    $ 345,008    $ 21,820        8.43%
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets                        688,232       33,028        6.40%      590,244      33,289        7.52%

Noninterest earning assets:
     Other assets                                             47,395                                 44,731
     Less: Allowance for loan & lease losses                  (4,828)                                (3,831)
Net unrealized gains/(losses) on
     available-for-sale portfolio                              4,889                                  2,491
                                                       --------------                          -------------
        Total                                              $ 735,688                              $ 633,635
                                                       ==============                          =============

Liabilities and Shareholders' Equity:
Interest bearing assets:
     Demand deposits                                       $  77,938     $    324        0.55%    $  70,363    $    620        1.17%
     Saving and money market deposits                      $ 179,015     $  1,953        1.45%    $ 158,976    $  3,558        2.98%
     Time deposits                                         $ 218,432     $  6,028        3.68%    $ 221,427    $  8,784        5.29%
     Borrowings                                            $ 142,060     $  3,784        3.55%    $  70,356    $  2,664        5.05%
------------------------------------------------------------------------------------------------------------------------------------
        Total interest bearing liabilities                   617,445       12,089        2.61%      521,122      15,626        4.00%

Noninterest bearing liabilities:
     Demand deposits                                          54,172                                 52,327
     Other liabilities                                         7,547                                  6,768
     Shareholders' equity                                     56,524                                 53,418
                                                       --------------                          -------------
        Total                                              $ 735,688                              $ 633,635
                                                       ==============                          =============
Net interest earnings (FTE)                                              $ 20,939                              $ 17,663
------------------------------------------------------------------------------------------------------------------------------------
Net yield on interest-earning assets                                                     4.06%                                 3.99%
------------------------------------------------------------------------------------------------------------------------------------
Federal tax exemption on non-taxable
  investment securities included in interest income                      $    989                              $    979


For the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, net interest income increased $3,266,000, or 19.6%, to $19,950,000. The increase resulted from a $97,988,000 increase in average earning assets, as well as a 7 basis point increase in the net interest margin. The increase in average earning assets for the comparable nine month periods reflected significant growth in both loans and investments. The increase in the margin is primarily due to lower market interest rates in 2002 impacting the costs of liabilities more rapidly than yields on assets. Average earning asset yields for the comparable periods declined 112 basis points while at the same time the average cost of interest bearing liabilities declined 139 basis points.

Total interest income declined $271,000, or 0.8%, for the nine months ended September 30, 2002 compared to the same period a year ago. Total interest income declined for the comparable periods primarily as a result of lower yields on the Company's loan and lease portfolio. Interest income from loans and leases declined $733,000, or 3.4%, for the nine month period ending September 30, 2002 compared to the same period last year, as a 135 basis point decline in the average yield negatively impacted the associated income to a greater degree than the positive impact resulting from the $51,995,000 increase in average loans and leases. Lower yields on the Company's variable rate commercial loan and home equity line of credit portfolios had the most significant impact on pushing the overall average yield lower. With the lower market interest rates in 2002, the Company significantly reduced its average short-term federal funds sold position compared to the comparable prior year period, resulting in a $353,000 reduction in interest income. An increase in investment income of $815,000, or 8.1%, provided a partial offset to the decline in interest income from short-term federal funds sold, and loan interest income. The increase in investment income was attributable to a $53,641,000 increase in average investments that more than offset a decline of 78 basis points in the average yield on the portfolio for the comparable periods.

Interest expense declined $3,537,000, or 22.6%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The lower interest expense resulted from the re-pricing of the majority of the Company's interest bearing liabilities to the current lower market interest rates. Deposit expense for the comparable periods declined $4,657,000, or 35.9%, primarily the result of a decline of 150 basis points in the average rate paid on interest bearing deposits. Average interest bearing deposits increased $24,619,000, or 5.5%, for the comparable nine month periods, with the majority of the growth in the lower cost NOW, savings and money market categories. Average time deposits, as a percentage of total deposits, declined 2.8% for the comparable periods, and averaged 41.3% of total deposits for the nine months ended September 30, 2002. Interest expense on borrowings increased $1,120,000, or 42%, primarily on the $71,704,000 increase in average borrowings. The majority of the increase in borrowings funded investment purchases. With the majority of the new borrowings at the lower market interest rates, the average rate paid on borrowings declined 150 basis points to 3.55% for the nine month period ended September 30, 2002.

Analysis of the Provision and Allowance for Loan and Lease Losses

A significant decline in net loans charged off during the quarter ended September 30, 2002, continued a trend from this year's first and second quarters, and allowed the Company to reduce the provision for loan and lease losses expense by $105,000, or 18%, when compared to the quarter ended September 30, 2001. Net charge-offs for the quarter ended September 30, 2002 were $251,000, declining 40% when compared to net charge-offs for the quarter ended September 30, 2001. The level of the current quarter net charge-offs also showed improvement when compared to net charge-offs of $289,000, representing 0.29% of average loans and leases on an annualized basis for the quarter ended June 30, 2002, and $399,000, representing 0.41% of average loans and leases on an annualized basis for the quarter ended March 31, 2002. The reduction in charge offs almost entirely reflects efforts over the past eighteen months to improve both underwriting and collection efforts in the indirect auto loan portfolio. For the quarters ended September 30, 2002 and September 30, 2001, the ratio of non-performing loans and leases to total loans and leases remained stable at a level that was considered strong, and the ratio of the allowance for loan and lease losses to non-performing loans and leases improved, reflecting an increase in the level of the allowance. Delinquent loans (over 30 days past due and non-accruing) as a percentage of total loans and leases averaged 1.18% for the third quarter of 2002, compared to a rate that averaged 1.70% throughout 2001.

The following tables present loan quality ratios for the periods indicated and a summary of the changes in the allowance for loan and lease losses arising from loans charged-off and recoveries on loans previously charged-off and additions to the allowance, which have been charged to expense for the periods indicated. The Company reported no losses on leases during the quarter.

                                                                   Three months ended Sept. 30,      Nine months ended Sept. 30,
                                                                     2002             2001              2002            2001
                                                                 -------------   --------------     ------------    ------------
 Net Loans Charged-off to Average Loans & Leases, Annualized         0.24%             0.46%            0.32%            0.41%
 Provision for Loan & Lease Losses to Average
  Loans & Leases, Annualized                                         0.47%             0.64%            0.53%            0.64%
 Allowance for Loan & Lease Losses to Period-end Loans               1.24%             1.05%            1.24%            1.05%
 Allowance for Loan & Lease Losses to Nonperforming Loans          313.75%           258.16%          313.75%          258.16%
 Nonperforming Loans to Period-end Loans & Leases                    0.39%             0.40%            0.39%            0.40%
 Nonperforming Assets to Period-end Assets                           0.24%             0.24%            0.24%            0.24%

                                                           2002               2001                    2002            2001
                                                        ------------    ------------------        -------------   --------------
Allowance for Loan & Lease Losses, Beginning of Period      $ 4,885               $ 3,810              $ 4,478          $ 3,370

Loans Charged-off                                              (365)                 (554)              (1,286)          (1,352)
Recoveries of Loans Previously Charged-off                      114                   133                  347              291
--------------------------------------------------------------------------------------------------------------------------------
  Net Loans Charged-off                                        (251)                 (421)                (939)          (1,061)
--------------------------------------------------------------------------------------------------------------------------------

Provision for Loan & Lease Losses                               480                   585                1,575            1,665
--------------------------------------------------------------------------------------------------------------------------------
  Allowance for Loan & Lease Losses, End of Period          $ 5,114               $ 3,974              $ 5,114          $ 3,974
================================================================================================================================

For the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, the provision for loan and lease losses declined $90,000, or 5.4%. Similar to the quarterly results, the provision expense declined based on improvement in loan portfolio quality indicators. The improvement in the ratio of net charge offs to average loans and leases for the nine-month comparable periods primarily reflects the decline in indirect auto loan losses during the second and third quarters of 2002. For the nine months ended September 30, 2002, the ratio of net indirect loans charged off as an annualized percentage of average indirect loans, was 1.05%, down from 1.70% for the year ended December 31, 2001. As a result of the reduction in net losses during 2002, the provision expense not only provided strong coverage for such losses, but was sufficient to push the allowance for loan and lease losses as a percentage of period-end loans and leases up 18% over the past year, to 1.24% at September 30, 2002.

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated:

                                             (Dollars in thousands)
                                          Three Months ended Sept. 30,                    Nine Months ended Sept. 30,
                                          2002       2001       Change                    2002       2001       Change
-----------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts        $ 588      $ 612     $ (24)      -3.92%       $ 1,696    $ 1,795     $ (99)      -5.52%
Trust & brokerage services                   311        332       (21)      -6.33%         1,053      1,021        32        3.13%
Other operating income                       701        581       120       20.65%         1,731      1,461       270       18.48%
-----------------------------------------------------------------------------------------------------------------------------------
  Core noninterest income                 $1,600     $1,525       $75        4.92%        $4,480     $4,277      $203        4.75%
Investment securities gains                  289         --       289        0.00%           671        963      (292)     -30.32%
Gain/(loss) on disposal of assets            (14)      (163)      149        0.00%             6       (163)      169        0.00%
-----------------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                $1,875     $1,362      $513       37.67%        $5,157     $5,077       $80        1.58%
===================================================================================================================================

Core non-interest income for the quarter ended September 30, 2002 increased $75,000, or 4.9%, when compared to the quarter ended September 30, 2001. Strong growth in other income, attributed to increases in fees associated with greater use of electronic banking services, and greater income from an increase in mortgage sales, offset weaker income from service charges on deposits and trust revenues. Service charge income was down as overdraft fee income declined on lower overdraft volume. Weakness in the equity markets negatively impacted portfolio values and the associated fees in the trust area. The significant increase in total non-interest income for the comparable periods reflected the investment security gains taken in the current quarter combined with a nonrecurring loss in connection with a branch closing in the prior year.

For the nine months ended September 30, 2002, core non-interest income increased $203,000, or 4.8%, compared to the nine months ended September 30, 2001. The reasons for the changes in core non-interest income for the comparable periods were similar to those impacting the third quarter results. Total non-interest income for the comparable periods increased $80,000, or 1.6%, as the combination of investment security gains and non-recurring items declined for the comparable periods.

Non-interest Expense

Non-interest expense for the three months ended September 30, 2002 increased $734,000 to $5,717,000 when compared to the quarter ended September 30, 2001. Salary and employee benefit expenses increased in the third quarter of 2002 compared to the same period last year as a result of year over year salary adjustments of approximately 3.5%, and a one-time adjustment to non-officer salaries during the first quarter of 2002, following a comprehensive market study designed to insure that the Company's compensation program was competitive to attract and retain high performing employees. Higher costs associated with employee health insurance programs also contributed to the increase. Increased occupancy expense for the comparable periods reflects both higher lease and depreciation costs associated with the third quarter 2001 opening of the Company's new administrative offices, as well as increased costs supporting further investment in information technology and communication systems. Increases in other operating expenses related to higher marketing costs associated with the development and launch of a new corporate image and branding campaign, increased telephone expense related to a bank-wide upgrade to high speed data communications, and higher costs of stationary and supplies relating to the growth in loans and deposits.

The following table sets forth certain information on non-interest expense for the periods indicated:

                                                                         (Dollars in thousands)

                                                 Three Months ended Sept. 30,                  Nine Months ended Sept. 30,
                                          2002        2001           Change               2002         2001            Change
------------------------------------------------------------------------------------------------------------------------------------
Salaries, wages, and employee benefits   $ 3,274     $ 2,793     $481      17.22%       $  9,425     $  8,402     $ 1,023     12.18%
Building, occupancy, and equipment           859         758      101      13.32%          2,605        2,348         257     10.95%
Other operating expense                    1,584       1,432      152      10.61%          4,727        4,060         667     16.43%
------------------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense              $ 5,717     $ 4,983      734      14.73%       $ 16,757     $ 14,810       1,947     13.15%
====================================================================================================================================

Non-interest expense for the nine months ended September 30, 2002 increased $1,947,000, or 13.2%, compared to the same period last year. Salary and employee benefit expenses increased 12.2% in the first nine months of 2002 compared to the same period last year as a result of the year over year salary adjustments, and the one-time adjustment to non-officer salaries that occurred during the first quarter of 2002. The increase in occupancy expense for the comparable periods, reflects both lease and depreciation costs associated with the third quarter 2001 opening of the Company's new administrative offices. Increases in other operating expenses related to higher advertising and marketing costs, associated with a market research study and the corporate branding campaign, increased loan administrative costs related to increased volume and improved collections, and higher costs of stationary and supplies relating to the growth in both loans and deposits.

Income taxes

The Company's effective tax rate increased to 25.6% for the three months ended and 25% for the nine months ended September 30, 2002 respectively, compared to 22.3% for the three months ended and 21.9% for the nine months ended September 30, 2001, respectively. The change is a result of a decrease in non-taxable investment income as a percentage of pretax income.

ANALYSIS OF THE FINANCIAL CONDITION

Total assets increased $72,869,000, or 14% on an annualized basis, from $692,871,000 at December 31, 2001 to $765,740,000 at September 30, 2002. For the
nine months ended September 30, 2002, total loans and leases increased $37,016,000, or 13.1% on an annualized basis, to $412,858,000. Growth occurred in all categories of the loan and lease portfolio during the first nine months of the year, with the portfolio mix reflecting only slight changes. Commercial loans and leases and the residential mortgage loan categories, as a percentage of total loans and leases, each declined slightly, while increases were reflected in the indirect loan and consumer loan categories. For the nine months ended September 30, 2002, commercial loans and leases were up $11,545,000, or 12.1% on an annualized basis, on growth in both new business relationships and increased usage on lines of credit. Indirect auto loans increased $9,065,000, or 21.4% on an annualized basis, as a result of offering competitively priced loans through a growing base of over 180 new and used car dealers. Consumer loans increased $6,822,000, or 18.1% on an annualized basis, exclusively on the Company's focus to build home equity lines of credit. Home equity lines were offered at a discounted introductory rate for six months throughout the period. Residential mortgage loan activity remained strong during the first nine months of 2002, with the Company balancing portfolio growth with sales to the secondary market. During the period, the residential mortgage loan portfolio increased $9,584,000, or 9% on an annualized basis, and $7,970,000 in loans were sold to Freddie Mac.

The following table sets forth the composition of the Company's loan and lease portfolio at the dates indicated:

                                                                             (Dollars in thousands)
                                               September 30, 2002               December 31, 2001             September 30, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                               Amount      Percent             Amount      Percent            Amount      Percent
-----------------------------------------------------------------------------------------------------------------------------------
Commercial loans & leases                     $ 138,346       33.9%           $ 126,801       34.1%           $138,909       36.9%
Residential mortgage                            151,891       37.3%             142,307       38.3%            137,979       36.7%
Indirect Auto                                    65,436       16.1%              56,371       15.2%             52,950       14.1%
Consumer                                         57,185       14.0%              50,363       13.6%             50,467       13.4%
-----------------------------------------------------------------------------------------------------------------------------------
Gross Loans & Leases                            412,858      101.3%             375,842      101.2%            380,305      101.1%

Less:
   Unearned Discount                                (51)      (0.0%)               (104)      (0.0%)              (145)      (0.0%)
   Allowance for Loan & Lease Losses             (5,114)      (1.3%)             (4,478)      (1.2%)            (3,974)      (1.1%)
-----------------------------------------------------------------------------------------------------------------------------------
Net Loans & Leases                            $ 407,693      100.0%           $ 371,260      100.0%           $376,186      100.0%
===================================================================================================================================

The investment portfolio, as of September 30, 2002 in the amount of $308,353,000, increased $35,663,000, or 17.4% on an annualized basis, since December 31, 2001. The majority of the increase occurred in March, as the Company purchased $25,000,000 in a combination of two and three-year government agency securities, funded by short-term borrowings. The transaction represented an attractive buying opportunity both as to yield and as a spread over borrowings. Since December 31, 2001, falling market rates have increased the unrealized gain on the available for sale component of the portfolio by $8,625,000, to $10,697,000.

Deposits as of September 30, 2002 increased $51,941,000, or 13.9% on an annualized basis, to $551,233,000 over the nine month period. The Company's deposit growth is primarily the result of growth in time deposits that increased $31,263,000, or 20.6% on an annualized basis. The majority of that growth occurred during the second quarter of 2002, as the Company pursued a strategy to extend the average maturity of time deposits to better match the average maturity of loans and reduce its risk to rising interest rates. The time deposit growth was concentrated in two-year certificates of deposits. At September 30, 2002, time deposits represented 42.3% of total deposits compared to 40.5% at December 31, 2001. Most all of the balance of the deposit growth in 2002 occurred in the money market category.

The Company's borrowings, consisting primarily of collateralized repurchase agreements with brokers and advances from the Federal Home Loan Bank, increased $9,803,000, or 9.9% on an annualized basis, during the first nine months of 2002. The increase provided funding for investment portfolio growth.

Liquidity

The Company's liquidity reflects its ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, and to take advantage of market interest rate opportunities. Funding of loan and lease requests, providing for liability outflows, and management of interest rate fluctuations requires continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank's sources and uses of funds. The Asset Liability Committee of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of September 30, 2002, that liquidity as measured by the Company is in compliance with its policy guidelines.

The Bank's principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the Federal Home Loan Bank of New York (FHLB), and securities sold under repurchase agreements. During the nine months ended September 30, 2002, cash and cash equivalents decreased by $1,098,000, as net cash used by investing activities of $65,981,000, exceeded the net cash provided by operating activities and financing activities of $64,883,000. Net cash provided by financing activities reflects a net increase in deposits of $51,941,000, and a net increase in borrowings of $9,803,000. Brokered deposits in the amount of $10,000,000 were utilized during the nine month period ended September 30, 2002. Net cash used in investing activities reflects a net increase in loans of $38,008,000, and a net increase in investment securities of $26,694,000.

As a member of the Federal Home Loan Bank of New York, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans that have been pledged as collateral. As of September 30, 2002, the Bank's credit limit with the FHLB was $114.7 million. The Bank's outstanding borrowings from the FHLB on that date were $61.7 million.

Capital Resources

During the nine months ended September 30, 2002, shareholders equity increased $8,300,000 to $61,763,000, and book value per share increased $2.37 to $17.88.
The increase in shareholders' equity resulted from net income of $5,078,000, unrealized appreciation in available for sale securities (net of taxes) of $5,175,000, and stock option exercise proceeds of $223,000, offset by treasury stock purchases of $143,000 and dividend payments of $2,033,000.

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

                                                                                      Capitalized Under
                                                           Actual                     Prompt Corrective
                                                                                      Action Provisions
------------------------------------------------------------------------------------------------------------
                                                    Amount          Ratio           Amount          Ratio
------------------------------------------------------------------------------------------------------------
As of September 30, 2002
Total Capital (to Risk-Weighted Assets)            $ 60,459          12.69%        $ 47,187    >|= 10.00%
Tier I Capital (to Risk-Weighted Assets)             55,345          11.61%          28,312    >|=  6.00%
Tier I Capital (to Average Assets)                   55,345           7.34%          37,721    >|=  5.00%

As of December 31, 2001
Total Capital (to Risk-Weighted Assets)            $ 56,698          13.08%        $ 43,553    >|= 10.00%
Tier I Capital (to Risk-Weighted Assets)             52,220          12.05%          26,132    >|=  6.00%
Tier I Capital (to Average Assets)                   52,220           7.53%          32,433    >|=  5.00%

On June 25, 2002, the Company's Board of Directors authorized the repurchase of up to 100,000 shares, or approximately 3%, of the Company's outstanding common stock during the period from July 18, 2002 through January 17, 2003. As of September 30, 2002, the Company had not yet purchased any shares under the June 25, 2002 authorization.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk arises principally from interest rate risk in its lending, investing, deposit and borrowing activities. The primary objective of the Company's interest rate risk policy is to manage the exposure of net interest income to changes in interest rates. Management actively monitors and manages its interest rate risk exposure using a computer simulation model that measures the impact of changes in interest rates on its net interest income.

The analysis described below is a 12-month outlook using balance sheet growth of approximately 5% and funding expectations that reflect the current strategic initiatives set forth by the Company. As of September 30, 2002, an instantaneous 200 basis point increase in market interest rates was estimated to have a negative impact of 6.2% on net interest income over the next twelve month period, while a 100 basis point decline in market interest rates was estimated to also have a negative impact of 0.6% on the Company's net interest income. By comparison, at December 31, 2001 the Company estimated that an instantaneous 200 basis point rise in rates would have a negative impact of 6.9% on net interest income during the following twelve month period while a 200 basis point decline in rates would have a positive impact of 6% on net interest income during the following twelve month period. The Company's interest rate risk profile reflected little change to rising market rates when compared to December 31, 2001. The Company's risk profile to lower interest rates at September 30, 2002, no longer reflects an improvement in net interest income as was reported December 31, 2001. The change primarily reflects the Company's current expectations for increased prepayments on both mortgaged backed securities and mortgage loans with a further decline in interest rates, and the reduced interest income associated with the reinvestment of the increased cash flows at lower rates. The Company also anticipates that its ability to lower interest rates on deposits will be limited with further market rate declines, as short term market rates approach a zero percent return. The potential change in net interest income resulting from this analysis falls within the Company's interest rate risk policy guidelines.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Computation of the prospective effects of hypothetical interest rate changes is based on numerous assumptions, including relative levels of market interest rates, loan and lease and investment prepayments, deposit decay rates and reinvestment/replacement of asset and liability cash flows. While the Company believes such assumptions to be reasonable and prudent, there can be no assurance that assumed prepayment speeds and decay rates will approximate actual future activity and the reinvestment or replacement of asset/liability cash flows may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. These estimates and assumptions assume that management takes no action to mitigate any negative effects from changing interest rates. Although the Company uses various means to measure its interest rate risk, the Company's measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.

At September 30, 2002, the Company's investment portfolio was invested primarily in governmental agency and New York State municipal debt securities. Less than one-half of one percent of the portfolio consisted of equity securities and contained no corporate debt. Accordingly, the Company has minimal risk that would result from a change in the market value of these securities.

ITEM 4.  Controls and Procedures

During the 90-day period prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

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

            (2)       Filed herewith.

         b) Reports on Form 8-K

         On July 30, 2002, the Company filed a Current Report on Form 8-K to report that the Board of Directors of the Company has authorized the repurchase of up to 100,000 shares of its common stock. This proposed repurchase replaces the Company's previously authorized 300,000 share annual repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ALLIANCE FINANCIAL CORPORATION


DATE   November 14, 2002    /s/  Jack H. Webb
      --------------------------------------------------------------------------
                            Jack H. Webb, Chairman of the Board, President
                                        and Chief Executive Officer



DATE   November 14, 2002   /s/ David P. Kershaw
      --------------------------------------------------------------------------
                           David P. Kershaw, Treasurer & Chief Financial Officer


                                 CERTIFICATIONS

1. I, Jack H. Webb, have reviewed this quarterly report on Form 10-Q of Alliance Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 14, 2002

                               /s/  Jack H. Webb
                               -------------------------------------------------
                               Name: Jack H. Webb
                               Title: Chairman of the Board, President and Chief
                                      Executive Officer

1. I, David P. Kershaw, have reviewed this quarterly report on Form 10-Q of Alliance Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002

                                    /s/ David P. Kershaw
                                    --------------------------------------------
                                    Name:  David P. Kershaw
                                    Title: Treasurer and Chief Financial Officer