Form 10-K
period 2002-12-31
ALLIANCE FINANCIAL CORP /NY/
filed 2003-03-28
CIK 796317

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

                                       OR

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______  to _______

                         Commission file number 0-15366

                         ALLIANCE FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

         New York                                                                                16-1276885
(State or Other Jurisdiction of Incorporation or Organization)                    (I.R.S. Employer Identification No.)

MONY Tower II, 18th Floor, 120 Madison Street, Syracuse, NY  13202                                  13202
       (Address of principal executive offices)                                                  (ZIP Code)

Registrant's telephone number including area code: (315) 475-4478

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

          Alliance Financial Corporation Common Stock, $1.00 Per Share
                                (Title of Class)

                             Nasdaq National Market
                   (Name of Each Exchange on Which Registered)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).       Yes |X|              No |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 28, 2002, determined using a per share closing price on that date of $25.50, as quoted on the Nasdaq National Market was $81,792,117.

The number of outstanding shares of the Registrant's common stock on March 18, 2003: 3,478,128 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held on May 13, 2003 (the "Proxy Statement"), are incorporated by reference in Part III.

                                TABLE OF CONTENTS

                             FORM 10-K ANNUAL REPORT
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2002
                         ALLIANCE FINANCIAL CORPORATION

                                                                         Page
                                                                         ----
PART I

     Item 1.    Description of the Business                                3
     Item 2.    Properties                                                 6
     Item 3.    Legal Proceedings                                          7
     Item 4.    Submission of Matters to a Vote of Security Holders        8

PART II

     Item 5.    Market for the Registrant's Common Stock and
                  Related Shareholder Matters                              9
     Item 6.    Selected Financial Data                                   10
     Item 7.    Management's Discussion & Analysis of the Results of
                  Operations and Financial Condition                      11
     Item 7A.   Quantitative and Qualitative Disclosures About
                  Market Risk                                             24
     Item 8.    Financial Statements and Supplementary Data               26
     Item 9.    Changes In and Disagreements with Accountants on
                  Accounting and Financial Disclosure                     46

PART III

     Item 10.   Directors and Executive Officers of the Registrant        46
     Item 11.   Executive Compensation                                    46
     Item 12.   Security Ownership of Certain Beneficial Owners and
                  Management                                              46
     Item 13.   Certain Relationships and Related Transactions            46
     Item 14.   Controls and Procedures

PART IV

     Item 15.   Exhibits, Financial Statement Schedules, and Reports      46
                  on Form 8-K

PART I

      This Annual Report on Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations and business of Alliance Financial Corporation and its subsidiary. These forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) an increase in competitive pressure in the banking industry;
(2) changes in the interest rate environment reduce margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (5) changes in business conditions and inflation; (6) changes in the securities markets; (7) the ability to maintain and increase market share and control expenses; and (8) other factors detailed from time to time in the Company's SEC filings.

      The Company maintains a website at Alliancebankna.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, are available on the Company's website free of charge as soon as reasonably practicable following the filing of those reports with the Securities and Exchange Commission.

Item 1 -- Description of the Business

General

      Alliance Financial Corporation (the "Company") is a New York registered bank holding company formed on November 25, 1998 as a result of the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc., which were incorporated in May 30, 1986 and October 31, 1984, respectively. The Company is the parent holding company of Alliance Bank, N.A. (the "Bank"), which was formed as the result of a merger of First National Bank of Cortland and Oneida Valley National Bank as of the close of business, April 16, 1999. Unless the context otherwise provides, references herein to the "Company" mean Alliance Financial Corporation, Alliance Bank, N.A., and the Bank's subsidiaries Alliance Preferred Funding Corp. and Alliance Leasing, Inc.

      The Company's administrative offices are located on the 18th Floor, MONY Tower II, 120 Madison St., Syracuse, N.Y. Banking services are provided at the administrative offices, as well as at main offices located at 65 Main Street, Cortland, N.Y. and 160 Main Street, Oneida, N.Y., and 16 customer service facilities located in Cortland, Madison, Onondaga, northern Broome, and western Oneida counties.

      At December 31, 2002, the Company had 253 full-time employees and 24 part-time employees.

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

Supervision and Regulation

      The following discussion summarizes some of the laws and regulations applicable to bank holding companies and national banks and provides certain specific information relevant to the Company. This regulatory framework primarily is intended for the protection of depositors and the deposit insurance funds that insure bank deposits, and not for the protection of shareholders or creditors of bank holding companies and banks. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Moreover, Congress, state legislatures and regulatory agencies frequently propose changes to the law and regulations affecting the banking industry. The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to accurately predict. A change in the statutes, regulations, or regulatory policies applicable to the Company or its subsidiaries may have a material adverse effect on their business.

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

      Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. The Federal Reserve Board may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. Any capital loans by the Company to its subsidiary bank would be subordinate in right of payment to depositors and to certain other indebtedness of the subsidiary bank.

      The Company's ability to pay dividends to its shareholders is largely dependent on the ability of the Bank, the Company's bank subsidiary, to pay dividends to the Company. The ability of both the Company and the Bank to pay dividends are limited by federal statutes, regulations and policies. For example, it is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the holding company's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries. Furthermore, the Bank must obtain regulatory approval for the payment of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank's net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. The Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations.

      The Federal Reserve Board has established risk-based capital guidelines that are applicable to bank holding companies. The guidelines established a framework intended to make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and take off-balance sheet exposures into explicit account in assessing capital adequacy. The Federal Reserve Board guidelines define the components of capital, categorize assets into different risk classes, and include certain off-balance sheet items in the calculation of risk-weighted assets. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, less goodwill ("Tier I capital"). Banking organizations that are subject to the guidelines are required to maintain a ratio of Tier I capital to risk-weighted assets of at least 4.00% and a ratio of total capital to risk-weighted assets of at least 8.00%. The appropriate regulatory authority may set higher capital requirements when an organization's particular circumstances warrant. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, limited-life preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The sum of Tier I capital and Tier 2 capital is "total risk-based capital." The Company's Tier I and total risk-based capital ratios as of December 31, 2002 were 12.94% and 14.09%, respectively.

      In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier 1 capital to quarterly average assets less goodwill ("Tier I leverage ratio") of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a Tier I leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company's Tier I Leverage ratio as of December 31, 2002 was 7.41%, which exceeded its regulatory requirement of 4.00%. The guidelines provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

      The Gramm-Leach-Bliley Act ("Gramm-Leach") was signed into law on November 12, 1999. Gramm-Leach permits, subject to certain conditions, combinations among banks, securities firms and insurance companies. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking. In order to engage in these additional financial activities, a bank holding company must qualify and register with the Federal Reserve Board as a "financial holding company" by meeting certain higher standards for capital adequacy and management, with heavy penalties for non-compliance. Gramm-Leach establishes that the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. Bank holding companies that wish to engage in expanded activities but do not wish to become financial holding companies may elect to establish "financial subsidiaries," which are subsidiaries of national banks with expanded powers. Gramm-Leach permits financial subsidiaries to engage in the same types of activities permissible for non-bank subsidiaries of financial holding companies, with the exception of merchant banking, insurance and annuity underwriting and real estate investment and development. Merchant banking may be permitted after a five-year waiting period under certain regulatory circumstances. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information. At this time, the Company has not elected to become a financial holding company.

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

      As a national bank, the Bank is subject to primary supervision, regulation, and examination by the Office of the Comptroller of the Currency ("OCC") and secondary regulation by the FDIC and the Federal Reserve Board. The Bank is subject to federal statutes and regulations that significantly affect its business and activities. The Bank must file reports with its regulators concerning its activities and financial condition and obtain regulatory approval to enter into certain transactions. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, acceptance of deposits, trust activities, mergers, consolidations, payment of dividends, capital requirements, reserves against deposits, establishment of branches and certain other facilities, limitations on loans to one borrower and loans to affiliated persons, and other aspects of the business of banks. In addition, federal legislation has instructed federal agencies to adopt standards or guidelines governing banks' internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and stock valuation, and other matters. Regulatory authorities have broad flexibility to initiate proceedings designed to prohibit banks from engaging in unsafe and unsound banking practices.

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statures. Among other things, federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA identifies the following capital categories for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Rules adopted by the federal banking agencies under FDICIA provide that an institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. FDICIA imposes progressively more restrictive constraints on operation, management, and capital distributions, depending on the capital category in which an institution is classified. At December 31, 2002, the Company and the Bank were in the well-capitalized category based on the ratios and guidelines noted above.

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

      The earnings of the Company are significantly affected by the monetary and fiscal policies of governmental authorities, including the Federal Reserve Board. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open-market operations in U.S. Government securities and federal funds, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, and the interest rates charged on loans and paid for deposits. The Federal Reserve Board frequently uses these instruments of monetary policy, especially its open-market operations and the discount rate, to influence the level of interest rates and to affect the strength of the economy, the level of inflation or the price of the dollar in foreign exchange markets. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect that they may have on the Company's business and earnings.

      On July 30, 2002, Congress enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The Nasdaq Stock Market has also proposed corporate governance rules that were presented to the Securities and Exchange Commission for review and approval.

Item 2 -- Properties

The Company operates the following branches:


Name of Office          Location                     County          Date Established
--------------          --------                     ------          ----------------
Home Office             65 Main Street               Cortland        March 1, 1869
                        Cortland, NY

Administrative Office   MONY Tower II, 18th Floor    Onondaga        August 27, 2001
                        120 Madison St.
                        Syracuse, NY

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

Item 4 -- Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5 -- Market for Registrant's Common Stock and Related Shareholder Matters


Common Stock Data:
The common stock of the Company is listed for quoting in the Nasdaq National Market System under the symbol "ALNC". Market makers for the stock are Ryan, Beck & Company (800-342-2325), Sandler O'Neill & Partners, LP (800-635-6851), McConnell Budd & Romano (800-538-6957), and Dain Rauscher (800-343-3036). There were 796 shareholders of record as of December 31, 2002. The following table presents stock prices for the Company for 2002 and 2001. Stock prices below are based on daily high and low closing prices for the quarter, as reported on the Nasdaq National Market System. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

2002                           High               Low      Dividend Paid
                               ----               ---      -------------
1st Quarter                   $24.45            $23.10            $0.190
2nd Quarter                    26.50             23.20             0.200
3rd Quarter                    26.50             24.25             0.200
4th Quarter                    28.00             25.51             0.200

2001                           High               Low      Dividend Paid
                               ----               ---      -------------
1st Quarter                   $20.06            $17.38            $0.185
2nd Quarter                    19.50             18.80             0.185
3rd Quarter                    21.00             18.80             0.185
4th Quarter                    24.40             19.52             0.290 *

* Includes an extra cash dividend of $0.10 per share

The transfer agent for the Company's stock is American Stock Transfer & Trust Company ("ASTC"). ASTC can be contacted at the following address:

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

Item 6 - Selected Financial Data

Five-Year Comparative Summary

(Dollars in thousands except per-share data)

ASSETS AND DEPOSITS                            2002        2001        2000       1999       1998
Loans and Leases                           $409,204    $371,260    $312,378   $282,025    $250,295
Investment Securities                       314,994     272,690     223,078    194,382     172,237
Deposits                                    546,653     499,292     474,899    435,074     413,594
Total Assets                                774,950     692,871     580,787    519,197     471,705
Trust Department Assets
     (Book value, not included in
        Total Assets)                       214,318     245,234     236,496    185,972     147,244

SHAREHOLDERS' EQUITY

Capital, Surplus, and Undivided Profits      62,953      53,463      53,035     49,245      51,168

OPERATING INCOME AND EXPENSES

Total Interest Income                        42,714      43,124      40,062     34,508      32,213
Total Interest Expense                       15,944      19,965      19,467     14,220      13,398
                                           --------    --------    --------   --------    --------

Net Interest Income                          26,770      23,159      20,595     20,288      18,815
Provision for Loan and Lease Losses           1,895       2,455       1,150        975         770
                                           --------    --------    --------   --------    --------

Net Interest Income after Provision for
     Loan and Lease Losses                   24,875      20,704      19,445     19,313      18,045
Other Operating Income                        6,764       6,991       6,649      4,558       3,989
                                           --------    --------    --------   --------    --------
Total Operating Income                       31,639      27,695      26,094     23,871      22,034

Salaries and Related Expense                 12,518      11,264      10,414      9,112       8,712
Occupancy and Equipment Expense               3,443       3,153       2,861      2,587       2,607
Other Operating Expense                       6,416       5,550       5,362      4,926       6,178
                                           --------    --------    --------   --------    --------
Total Operating Expense                      22,377      19,967      18,637     16,625      17,497
Income Before Taxes                           9,262       7,728       7,457      7,246       4,537
Provision for Income Taxes                    2,351       1,717       2,032      1,844       1,104
                                           --------    --------    --------   --------    --------
Net Income                                 $  6,911    $  6,011    $  5,425   $  5,402    $  3,433
                                           --------    --------    --------   --------    --------
Per-Share Data
Net Income - Diluted                       $   1.98    $   1.70    $   1.52   $   1.51    $   0.95
Book Value at Year End                        18.23       15.51       14.70      13.97       14.23
Cash Dividends Declared                    $   0.79    $   0.85    $   0.71   $   0.70    $   0.67
                                           --------    --------    --------   --------    --------

Item 7 - Management's Discussion & Analysis of the Results of Operations and Financial Condition

Introduction

      The Company is a New York corporation, which was formed in November 1998 as a result of the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc.. The Company is a bank holding company that operates one wholly owned subsidiary, Alliance Bank, N.A., which provides a full range of financial services in the Central New York marketplace.

      The following discussion and analysis reviews the Company's business, and provides information that is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Company and its operating subsidiaries. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes, and other information included elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

      Net income for 2002 was $6,911,000, an increase of $900,000, or 15%, compared to net income of $6,011,000 in 2001. Earnings per share for 2002, on a fully diluted basis, were $1.98, an increase of $0.28 per share compared to $1.70 per share in 2001. Basic earnings per share of $2.00 for the year ended December 31, 2002, compared to $1.71 for the year ended December 31, 2001. The annualized return on average equity for 2002 increased to 11.96% from 11.14% in 2001.

      Strong growth in earning assets continued in 2002 with average loans up 13.2% and average investments up 19.9%. The significant increase in earning assets, combined with a net interest margin that was comparable with the prior year, resulted in net interest income growth of 15.6%. Record net income for 2002 was also attributable to improvement in the quality of the loan and lease portfolio, allowing a reduction of 22.8% in the 2002 provision for loan and lease loss expense.

Selected Performance Measures

      Return on average assets, return on average equity, dividend payout, and equity to asset ratios for the years indicated are as follows:

                                                                     2002        2001       2000
                                                                     ----        ----       ----

Percentage of net income to average total assets                      0.93%       0.93%      0.98%
Percentage of net income to average shareholders' equity             11.96%      11.14%     10.86%
Percentage of dividends declared to net income                       39.43%      49.15%     46.70%
Percentage of average shareholders' equity to average total assets    7.79%       8.32%      9.03%

Net Interest Income

      Net interest income is the Company's principal source of operating income for payment of overhead and providing for loan and lease losses. It is the amount that interest and fees on loans and leases, investments, and other earning assets exceeds the cost of deposits and other interest-bearing liabilities.

      Net interest income increased $3,611,000, or 15.6%, to $26,770,000 in 2002. The growth in net interest income in 2002 primarily resulted from increases in average earning assets during the year.

      Interest income for 2002 at $42,714,000, was $410,000 less than 2001, with the 2002 tax-equivalent yield on average earning assets at 6.35%, declining 101 basis points during the 12 months ended December 31, 2002. Asset yields declined throughout the year as new loans and investments were booked during the year at market rates significantly lower than the yields on assets that matured or prepaid during the year. Average earning assets for 2002 were $693,554,000, up $89,503,000, or 14.8%, compared to 2001, and represented 93.4% of total average assets in 2002. By comparison, average earning assets increased $85,152,000, or 16.4%, in 2001 compared to 2000, and for the comparable periods, the tax-equivalent yield on average earning assets declined 58 basis points. Average earning assets in 2001 were 93.1% of total average assets.

      Loans and leases continued to represent the majority of the Company's interest earning assets and have remained stable at 58% of earning assets over the past three years. Average loans and leases increased $46,736,000 in 2002 with yields declining 118 basis points to 7.04%. The Company's residential mortgage loan portfolio reported an increase of $19,783,000, or 15.3%, in average loans when comparing the year 2002 to 2001. The average yield on the residential mortgage loan portfolio declined 50 basis points from 7.88% in 2001 to 7.39% in 2002, influenced by newly originated loans, and an increased refinancing of existing portfolio loans, being booked at the lower market rates in effect in 2002. Average consumer loans for the comparable periods increased 12.7%, or $6,226,000, on strong growth in home equity lines of credit. The average yield declined 203 basis points from 9.10% to 7.07% in 2002, influenced significantly by new home equity lines that were indexed to the prime rate and booked at discounted introductory rates throughout the year. Average indirect auto loans for the comparable periods increased 27%, or $13,338,000. Average yields declined 116 basis points in 2002 compared to 2001, as the new loan volume, again originated at the lower market rates in 2002, pushed the average yield lower. Average commercial loans and leases for 2002 increased $7,241,000, or 5.7%, when compared to the prior year. The growth rate declined, compared to an increase of 17.8% in 2001, as weakness in the economy slowed demand for loans and leases in 2002. The commercial portfolio, which primarily reprices with short-term market rate indexes, reported a decline in the average yield of 160 basis points, from 8.05% to 6.45%.

      Average loans and leases in 2001 increased $54,782,000 compared to 2000 while average loan and lease yields declined 72 basis points. Interest income on loans and leases was up $2,327,000, or 8.7%, in 2001 compared to 2000. For the comparable periods, average residential mortgage loans increased $13,269,000, or 11.5%, average consumer loans increased $2,448,000, or 5.3%, average indirect auto loans increased $19,589,000, or 65.5%, and average commercial loans and leases increased $19,026,000, or 17.8%.

      Average investments in 2002 increased by $48,481,000, with tax-equivalent interest income from investments up $827,000, or 5.5%, compared to 2001. In comparison, average investment securities increased $27,577,000 in 2001 compared to 2000, with tax-equivalent interest income up $794,000, or 5.6%. The average tax-equivalent yield of the portfolio declined 74 basis points, from 6.18% in 2001 to 5.43% in 2002. The average tax-equivalent yield on the portfolio had declined 41 basis points in 2001, when compared to 2000. Interest income in 2002 from the sale of federal funds, in the amount of $30,000, declined $353,000 compared to 2001, as the Company reduced its average federal funds sold balances throughout 2002.

      During 2002, average interest-bearing liabilities increased by $87,551,000, or 16.4%, to $622,286,000. As a result of lower market interest rates and repricing characteristics associated with the Company's liabilities, the average cost of interest-bearing liabilities declined 117 basis points from 3.73% in 2001 to 2.56% in 2002. The Company's interest expense, which is a function of the volume of and rates paid for interest-bearing liabilities, declined $4,021,000, or 20.1%, in 2002 compared to 2001. The significant decline in interest expense resulted as significantly lower rates paid on deposits and borrowings throughout 2002 more than offset the costs associated with the liability growth.

      By comparison, interest expense increased $498,000, or 2.6%, in 2001 compared to 2000, resulting primarily from a higher level of borrowings, in the form of Federal Home Loan Bank advances and collateralized repurchase agreements with brokers. Average interest-bearing liabilities increased $90,544,000, or 20.4%, during the 12 months ended December 31, 2001. The average cost of interest-bearing liabilities declined 65 basis points during the 12 months ended December 31, 2001.

      The Company's net interest margin (federal tax-equivalent net interest income divided by average earning assets) for 2002 at 4.05% was unchanged from the margin reported in 2001. The margin was relatively stable for the last three quarters of 2002, after falling from 4.16% in the first quarter of 2002. During 2001, the margin had increased from a 3.76% average for the first quarter, to a 4.22% average for the fourth quarter.

      The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Interest income and yield information is adjusted for items exempt from federal income taxes and assumes a 34% tax rate. Nonaccrual loans have been included in the average balances. Securities are shown at average amortized cost.

Average Balances and Net Interest Income

YEARS ENDED DECEMBER 31,                        2002                           2001                         2000
                                                ----                           ----                         ----
                                                             AVG.                         AVG.                         AVG.
                                                           YIELD/                       YIELD/                       YIELD/
                                          AVG.   AMT. OF     RATE       AVG.  AMT. OF     RATE      AVG.   AMT. OF     RATE
                                       BALANCE  INTEREST     PAID    BALANCE INTEREST     PAID   BALANCE  INTEREST     PAID
                                       -------  --------     ----    ------- --------     ----   -------  --------     ----

                                                                    (DOLLARS IN THOUSANDS)
Assets:
Interest-earning assets:
   Federal funds sold                 $   1,593  $    30   1.88%    $   7,307   $    383       5.24%    $  4,514   $   286   6.34%
   Taxable investment securities        236,198   11,890   5.03%      190,463     11,161       5.86%     168,581    10,826   6.42%
   Nontaxable investment securities      55,724    3,965   7.12%       52,978      3,867       7.30%      47,283     3,408   7.21%
   Loans and Leases
      (net of unearned discount)        400,039   28,177   7.04%      353,303     29,028       8.22%     298,521    26,701   8.94%
                                        -------    -----   ----     ---------     ------       ----      -------    ------   ----
     Total interest-earning assets      693,554   44,062   6.35%      604,051     44,439       7.36%     518,899    41,221   7.94%

Noninterest-earning assets:
   Other assets                          47,583                        45,181                             41,275
   Less: Allowance for loan and
      lease losses                       (4,898)                       (3,954)                            (3,587)
Net unrealized gains/(losses) on
   available-for-sale portfolio           6,052                         3,391                             (3,441)
                                      ---------                     ---------                           --------

Total                                 $ 742,291                     $ 648,669                           $553,146
                                      ---------                     ---------                           --------

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
   Demand deposits                    $  78,263  $   399   0.51%    $  71,627   $    752       1.05%    $ 62,928   $   960   1.53%
   Savings and money
      market deposits                   180,533    2,533   1.40%      160,382      4,315       2.69%     152,573     5,176   3.39%
   Time deposits                        220,862    7,960   3.60%      219,756     11,006       5.01%     189,535    10,841   5.72%
                                        -------    -----   ----     ---------     ------       ----      -------    ------   ----
   Borrowings                           142,628    5,052   3.54%       82,970      3,892       4.69%      39,155     2,490   6.36%

   Total interest-bearing liabilities   622,286   15,944   2.56%      534,735     19,965       3.73%     444,191    19,467   4.38%
Noninterest-bearing liabilities:
   Demand deposits                       54,213                        52,871                             54,800
   Other liabilities                      7,996                         7,118                              4,220
   Shareholders' equity                  57,796                        53,945                             49,935
                                      ---------                     ---------                           --------
Total                                 $ 742,291                      $648,669                           $553,146
                                      ---------                     ---------                           --------
Net interest earnings                            $28,118                        $ 24,474                           $21,754
                                                 -------                        --------                           -------
Net yield on interest-earning assets                       4.05%                               4.05%                         4.19
Federal tax exemption on non-taxable
  investment securities included in
  interest income                                $ 1,348                        $  1,315                           $ 1,159

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

Volume and Rate Variances

                                                  2002 COMPARED TO 2001                   2002 COMPARED TO 2000
                                          --------------------------------------  --------------------------------------
\                                         INCREASE (DECREASE) DUE TO              INCREASE (DECREASE) DUE TO
                                              VOLUME       RATE       NET CHANGE      VOLUME        RATE       NET CHANGE
                                              ------       ----       ----------      ------        ----       ----------

                                                                               (IN THOUSANDS)
Interest earned on:
Federal funds sold                            $  (203)   $  (150)     $  (353)        $  162     $   (65)       $    97
Taxable investment securities                   2,495     (1,766)         729          1,342      (1,007)           335
Nontaxable investment securities                  197        (99)          98            414          46            460
Loans and leases (net of unearned discount)     3,580     (4,431)        (851)         4,687      (2,361)         2,326
                                              -------    -------      -------         ------     -------        -------
Total interest-earning assets                 $ 6,069    $(6,446)     $  (377)        $6,605     $(3,387)       $ 3,218
                                              -------    -------      -------         ------     -------        -------
Interest paid on:
Interest-bearing demand deposits              $    52    $  (405)     $  (353)        $  114     $  (322)       $  (208)
Savings and money market deposits                 415     (2,197)      (1,782)           236      (1,097)          (861)
Time deposits                                      53     (3,099)      (3,046)         1,620      (1,455)           165
Borrowings                                      2,456     (1,296)       1,160          2,420      (1,018)         1,402
                                              -------    -------      -------         ------     -------        -------
Total interest-bearing liabilities            $ 2,976    $(6,997)     $(4,021)        $4,390     $(3,892)       $   498
                                              -------    -------      -------         ------     -------        -------
Net interest earnings (FTE)                   $ 3,093    $   551      $ 3,644         $2,215     $   505        $ 2,720

NonInterest Income

      The Company's noninterest income is primarily comprised of its core components that include service charges on deposits, trust department fees, and other recurring operating income fees from normal banking operations, along with non-core components that primarily consist of net gains or losses from sales of investment securities.

      The following table sets forth certain information on noninterest income for the years indicated:

NonInterest Income

Years ended December 31,                   2002             2001          2000
                                           ----             ----          ----
                                                      (In thousands)
Service charges on deposit accounts      $2,281           $2,370        $1,993
Trust department services                 1,343            1,405         1,393
Bank owned life insurance                   485              475           469
Gain on sale of loans                       226               47             6
Other operating income                    1,634            1,396         1,543
                                          -----            -----         -----

   Core noninterest income               $5,969           $5,693        $5,404
Investment security gains                   791            1,495           711
Gain/(loss) on disposal of assets             4             (197)            2
Pension plan termination                      -                -           532
                                          -----            -----         -----

Total noninterest income                 $6,764           $6,991        $6,649
                                          -----            -----         -----

      Noninterest income in 2002 declined 3.2% compared to 2001, as a result of changes in non-core items. The Company's core noninterest income increased 4.8% for the comparable periods. Significant contributions to the Company's core noninterest income in 2002 were derived from other operating income sources that included recurring electronic banking and other customer service fees, as well as gains associated with an increased volume of mortgage loans sold to the secondary market. Compared to 2001, other operating income increased $238,000, or 17%, with gains on mortgage sales up $179,000, or 381% in 2002. Income from service charges on deposits at $2,281,000 declined $89,000, or 3.8%, in 2002 as a result of a lower volume of overdrafts and the associated fees. Income from trust and brokerage services was negatively impacted primarily by poor performance in the equity markets in 2002, and declined 4.4% compared to the prior year.

      In non-core components, investment security gains in 2002 declined by $704,000 compared to 2001, as the Company's total return to portfolio management approach indicated a greater benefit resulted from holding higher coupon investments during 2002's low interest rate environment.

      Noninterest income increased 5.1% in 2001 compared to 2000, as a result of a $289,000, or 5.3%, increase in core noninterest income. The increase was a result of growth in service charge revenues resulting from pricing increases. Nonrecurring items were comparable for the periods, with the Company reporting a one-time loss in 2001 of $163,000 in connection with the closing of an in-store branch, and booking a $532,000 one-time gain on the termination of the former Oneida Valley National Bank defined benefit pension plan in 2000. Investment security gains for the periods reflected opportunities associated with management for total return.

NonInterest Expense

      The following table sets forth certain information on noninterest expense for the years indicated:

Noninterest Expense

YEARS ENDED DECEMBER 31,                   2002              2001          2000
                                           ----              ----          ----
                                                     (In thousands)
Salaries, wages, and employee benefits  $12,518           $11,264       $10,414
Building, occupancy, and equipment        3,443             3,153         2,861
Other operating expense                   6,416             5,550         5,362
                                        -------           -------       -------
Total noninterest expense               $22,377           $19,967       $18,637
                                        -------           -------       -------

      Operating expense of $22,377,000 for the 12 months ended December 31, 2002, increased $2,410,000, or 12.1%, when compared to 2001. The increase compared to a $1,330,000, or 7.1%, increase, when comparing 2001 to 2000. Salaries and associated benefit expenses in 2002 were up $1,254,000, or 11.1%, compared to a 8.2% increase in 2001 over 2000, and represented a little over half of the 2002 increase in total expense. The increase in salary and benefits expense primarily reflects enhancements completed in the first quarter of 2002 to the Company's non-officer compensation program, moving salaries to competitive market levels to better insure the Company's ability to attract and retain high performing employees. The Company expects that the enhanced compensation program will promote continuation of high customer service levels with improved efficiency. At year-end 2002, improvements in staffing efficiency resulted in a reduction of 4% in the Company's total staff compared to year-end 2001. The Company also experienced higher costs in connection with providing post retirement health care benefits, primarily resulting from recent increases in the overall cost of health care and the expectation that the trend of such increases will continue. The 2002 costs of the Company's self-insured medical plan covering active employees, however, reflected no increase over the costs reported in 2001. The Company's occupancy and equipment expense increased $290,000, or 9.2%, in 2002 compared to 2001, following a 10.2% increase in the prior year. The increase in 2001 was primarily the result of increased lease expense associated with the Company's opening of new administrative offices in Syracuse, N.Y. in the second half of 2001. The higher expense in 2002 also reflected increased depreciation expense in connection with the purchase and development of imaging technology systems designed to provide improved customer service. The increase in occupancy expense in 2001 compared to 2000, primarily reflected the full year costs in 2001 of three new branches opened in the last half of 2000. Other operating expense in 2002 increased $866,000, or 15.6%, compared to the prior year. Significant increases in other operating expenses in 2002 related to the Company's development and launch of a new corporate branding campaign, including a change in Company logo and image. Campaign costs included a comprehensive survey of both customers and non-customers in the Company's markets, development of a new corporate logo as well as corporate and product advertising campaigns, and changes to collateral materials including stationary and supplies. The Company expects the investment to improve the effectiveness of its marketing, and development of customer relationships. The Company's 2002 costs associated with audits and examinations were also higher than in 2001, reflecting the continued commitment to a strong program of internal controls. The growth in other operating expense also continues to reflect the costs associated with servicing the growth in average assets, which increased 14% in 2002 following a 17% increase in 2001. In 2001, other operating expense increased $188,000, or 3.5%, compared to 2000.

Provision For Income Tax

      The Company's 2002 provision for income taxes increased by $634,000, or 36.9%, when compared to the 2001 expense, as result of higher pretax earnings and a higher effective tax rate. The 2002 expense of $2,351,000 resulted in an effective tax rate of 25.4%, compared to the 2001 expense of $1,717,000 that reflected an effective tax rate of 22.2%. The lower effective tax rate in 2001 resulted from a higher level of non-taxable investment income as a percentage of pretax income.

ANALYSIS OF FINANCIAL CONDITION

Investment Securities

      The investment portfolio is designed to provide a favorable total return utilizing low-risk, high quality investments while at the same time assisting in meeting the liquidity needs of the Bank's loan and deposit operations, and supporting the Company's interest risk objectives. The Company classifies the majority of its investment securities as available-for-sale. The Company does not engage in securities trading or derivatives activities in carrying out its investment strategies.

      The book value of the Company's investment debt securities increased $33,964,000, or 12.8%, in the 12 months ended December 31, 2002, to a total of $298,771,000, compared to an increase of $47,020,000, or 21.6%, during the year 2001. The average tax-equivalent yield of the portfolio in 2002 declined 75 basis points, to 5.43% from 6.18% in 2001. On a comparative basis, the portfolio yield declined 41 basis points in 2001 compared to 2000. When comparing year-end 2001 to year-end 2002, the tax-equivalent portfolio yield declined 55 basis points, from 5.76% to 5.21%.

      The decline in interest rates, which causes an increase in the market value of fixed-rate investment securities, resulted in the Company's available-for-sale investment securities reflecting a market value that was 3.68% greater than the portfolios' book value. In compliance with SFAS 115, the Company reflects net unrealized gains and losses on its available-for-sale portfolio in its financial statement investment securities total, as well as the after-tax effect of the gains and losses in the accumulated other comprehensive income section of its shareholders' equity. The Company's December 31, 2002 investment portfolio reflects an unrealized gain on available-for-sale securities of $10,778,000, with an after-tax effect of $6,467,000 being reflected as an increase in shareholders' equity. At December 31, 2001, the Company reported unrealized gains in its available-for-sale portfolio of $2,071,000 and an increase in shareholders' equity of $1,243,000. Based on amortized cost, the Company classified 97% of its investment portfolio as available-for-sale at year-end 2001.

      The following table sets forth the amortized cost and market value for the Company's held-to-maturity investment securities portfolio:

YEARS ENDED DECEMBER 31,                 2002                   2001                  2000
                                 --------------------   --------------------   -------------------

                                 AMORTIZED     MARKET   AMORTIZED     MARKET   AMORTIZED    MARKET
                                      COST      VALUE        COST      VALUE        COST     VALUE
                                 ---------     ------   ---------     ------   ---------    ------

                                                           (IN THOUSANDS)
Obligations of states and
   political subdivisions           $6,188     $7,628      $7,371     $8,158     $10,223   $10,365
                                    ------     ------      ------     ------     -------   -------

Total                               $6,188     $7,628      $7,371     $8,158     $10,223   $10,365
                                    ------     ------      ------     ------     -------   -------

      The following table sets forth the amortized cost and market value for the Company's available-for-sale debt securities within the investment portfolio:

YEARS ENDED DECEMBER 31,                 2002                   2001                  2000
                                 --------------------   --------------------   -------------------
                                 AMORTIZED     MARKET   AMORTIZED     MARKET   AMORTIZED    MARKET
                                      COST      VALUE        COST      VALUE        COST     VALUE
                                 ---------     ------   ---------     ------   ---------    ------

                                                           (IN THOUSANDS)
U.S. Treasury and other
   U.S. government agencies       $ 98,233  $ 102,796    $ 61,430   $ 62,228    $ 50,911  $ 51,538
Mortgage-backed securities         138,072    140,833     146,484    147,151      93,447    93,413
Obligations of states and
   political subdivisions           56,278     59,732      48,009     48,687      44,289    44,996
Other securities                        --         --       1,513      1,441      18,917    18,788
                                  --------   --------    --------   --------    --------  --------
Total                             $292,583   $303,361    $257,436   $259,507    $207,564  $208,735
                                  --------   --------    --------   --------    --------  --------
Net unrealized gains/(losses)
   on available-for-sale
   debt securities                $ 10,778               $  2,071               $  1,171
                                  --------               --------               --------
Total Carrying Value              $303,361               $259,507               $208,735
                                  --------               --------               --------

      The following table sets forth as of December 31, 2002, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the basis of the cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:

                                                                   AT DECEMBER 31, 2002
                                  -----------------------------------------------------------------------------------------
                                                                 AMOUNT             AMOUNT
                                            AMOUNT       MATURING AFTER     MATURING AFTER              AMOUNT
                                   MATURING WITHIN         ONE YEAR BUT      FIVE YEARS BUT     MATURING AFTER
                                  ONE YEAR OR LESS    WITHIN FIVE YEARS    WITHIN TEN YEARS          TEN YEARS   TOTAL COST
                                  ----------------    -----------------    ----------------          ---------   ----------

                                                                   (DOLLARS IN THOUSANDS)
Held-To-Maturity Portfolio
Obligations of states and
   political subdivisions                  $ 2,958              $ 1,517               $ 683            $ 1,030      $ 6,188
                                           -------              -------               -----            -------      -------

Total held-to-maturity
   portfolio value                         $ 2,958              $ 1,517               $ 683            $ 1,030      $ 6,188
                                           -------              -------               -----            -------      -------

Weighted average yield
   at year end (1)                            5.78%                8.32%               6.81%              8.89%        7.00%

Available-for-Sale Portfolio
U.S. Treasury and other
   U.S. government agencies                     --             $ 60,151             $32,183            $ 5,899     $ 98,233
Mortgage-backed securities                  63,368               55,925              11,234              7,545      138,072
Obligations of states and
   political subdivisions                    3,311                7,539              22,791             22,637       56,278
Other securities                                --                   --                  --                 --           --
                                           -------              -------               -----            -------      -------

Total available-for-sale
   portfolio value                         $66,679             $123,615             $66,208            $36,081     $292,583
                                           -------              -------               -----            -------      -------

Weighted average yield
   at year end (1)                            5.40%                4.59%               5.78%              6.20%        5.24%

(1) Weighted average yields on the tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a marginal federal tax rate of 34%. These yields are an arithmetic computation of interest income divided by average balance and may differ from the yield to maturity which considers the time value of money.

Loans and leases

      The loan and lease portfolio is the largest component of the Company's earning assets and accounts for the greatest portion of total interest income. The Company provides a full range of credit products delivered through its branch network. Consistent with the focus on providing community banking services, the Company generally does not attempt to diversify geographically by making a significant amount of loans or leases to borrowers outside of the primary service area. Loans and leases are internally generated and lending activity is primarily confined to Cortland, Madison, Onondaga, northern Broome, and western Oneida Counties of New York. The Company does not engage in highly leveraged transactions or foreign lending activities.

      The following table sets forth the composition of the Company's loan and lease portfolio at the dates indicated:

Composition of the Loan and Lease Portfolio

YEARS ENDED DECEMBER 31,        2002                2001               2000                 1999                1998
                            --------------     ---------------     ---------------     ---------------     ---------------
                            AMOUNT PERCENT     AMOUNT  PERCENT     AMOUNT  PERCENT     AMOUNT  PERCENT     AMOUNT  PERCENT
                            ------ -------     ------  -------     ------  -------     ------  -------     ------  -------

                                                              (DOLLARS IN THOUSANDS)

Commercial and Lease      $134,584   32.9%   $126,801    34.2%   $108,447    34.7%   $105,169    37.3%   $ 80,121    32.0%
Residential Real Estate    153,148   37.4%    142,307    38.3%    119,948    38.4%    114,450    40.6%    113,570    45.4%
Indirect Auto               68,811   16.8%     56,371    15.2%     42,065    13.5%     20,246     7.2%          -     -
Consumer                    57,734   14.1%     50,363    13.5%     45,652    14.6%     46,632    16.5%     61,817    24.7%
                          --------   ----    --------    ----    --------    ----    --------    ----    --------    ----
Gross Loans and Leases     414,277  101.2%    375,842   101.2%    316,112   101.2%    286,497   101.6%    255,508   102.1%
Less:
   Unearned discount           (54)  (0.0%)      (104)   (0.0%)      (364)   (0.1%)    (1,060)   (0.4%)    (2,212)   (0.9%)
   Allowance for loan
      and lease losses      (5,019)  (1.2%)    (4,478)   (1.2%)    (3,370)   (1.1%)    (3,412)   (1.2%)    (3,001)   (1.2%)
                          --------   ----    --------    ----    --------    ----    --------    ----    --------    ----

Net Loans and Leases      $409,204  100.0%   $371,260   100.0%   $312,378   100.0%   $282,025   100.0%   $250,295   100.0%
                          --------   ----    --------    ----    --------    ----    --------    ----    --------    ----

      On December 31, 2002, gross loans and leases were $414,277,000, increasing $38,435,000, or 10.2%, during the year. By comparison, loans increased $59,730,000, or 18.9%, in 2001. The Company reported slight changes in the mix of its loan portfolio during 2002, with indirect auto and consumer loans increasing as a percentage of total loans, while commercial and lease loans, and residential mortgage loans declined as a percentage of total loans. The Company continued to report growth in all components of the loan portfolio during 2002.

      Residential mortgage loans, which represented 37.4% of gross loans at December 31, 2002, increased $10,841,000, or 7.6%, during 2002 compared to an increase of $22,359,000, or 18.6%, in 2001. The mortgage portfolio at December 31, 2002 consists of 79% in fixed-rate loans, and 21% in loans that have adjustable-rate features. The Company originated $53,439,000 in residential mortgage loans in 2002 compared to $47,664,000 in 2001. The growth in 2002 originations resulted as the Company increased its mortgage business in Onondaga County, while at the same time it continued a strong level of originations in Cortland and Madison Counties. The Company continued to target the percentage of residential mortgage loans to total loans at 38% during 2002, and as a result of the increased level of originations, increased the amount of loans sold during 2002. As of December 31, 2002, the Company was servicing mortgage loans sold in the secondary market with balances of $25,614,000. The total of mortgage loans being serviced at December 31, 2001 was $16,142,000.

      Loans and leases in the commercial category consist primarily of short-term and/or floating-rate loans, lines of credit, as well as commercial mortgage loans, and commercial leases made to small- and medium-sized companies. Commercial loans and leases in 2002 increased $7,783,000, or 6.1%, to $134,584,000. By comparison, commercial loans and leases increased $18,354,000, or 16.9%, in 2001. In spite of a weak Central New York state economy during 2002, with little demand for commercial credit, the Company reported growth compared to 2001, in its Cortland, Madison, and Onondaga County markets. In the first quarter of 2002, Alliance Leasing, Inc. was formed as a subsidiary of the Bank. The leasing company specializes in information technology, municipal, health care, energy and utilities, education, and equipment leases, that are expected to complement products and services offered to the Bank's customers as well as generate new relationships. At December 31, 2002, the leasing company reported net lease receivables of $1,977,000.

      Consumer loans, which include home equity lines of credit, direct installment, and revolving credit loans, increased 14.6%, or $7,371,000, in 2002. During 2002, the Company focused on building a high credit quality consumer loan portfolio, promoting its home equity line of credit product. Throughout 2002, the Company offered the variable prime rate based product, at a discounted introductory rate for six months. As a result, the Company increased home equity line of credit outstanding balances by $12,009,000, or 58%, in 2002 compared to 2001. Offsetting some of the growth in home equity line balances, direct installment consumer loans, with a higher risk profile, declined $3,854,000, or 15.6% in 2002 compared to 2001. The Company's consumer loan portfolio does not contain credit card loans.

      Indirect auto loans in 2002 increased $12,440,000, or 22.1%, over the prior year, following an increase of $14,306,000, or 34%, in 2001 compared to 2000. The rate of growth in 2002 continued strong without compromising or reducing credit quality standards, in the face of a weak economy and strong incentives offered by the automotive manufacturer's financing program alternatives. The Company originated loans from, and provides service to, a network of more than 150 Central New York auto dealers.

      The following table shows the amount of loans outstanding as of December 31, 2002, which, based on remaining scheduled payments of principal, are due in the periods indicated:

                                                               MATURING            MATURING
                                    MATURING WITHIN       AFTER ONE BUT      AFTER FIVE BUT     MATURING AFTER
AT DECEMBER 31, 2002               ONE YEAR OR LESS   WITHIN FIVE YEARS    WITHIN TEN YEARS          TEN YEARS        TOTAL
                                   ----------------   -----------------    ----------------          ---------        -----

                                                                        (IN THOUSANDS)
Commercial/Lease                            $54,555            $ 39,794             $22,330            $17,905     $134,584
Residential Real Estate                      13,450              31,854              36,818             71,026      153,148
Indirect                                     18,932              49,652                 179                 48       68,811
Other Consumer, net of unearned               9,126              15,096              29,966              3,492       57,680
discount                                     ------              ------              ------             ------      -------

Total loans and leases net of
unearned discount                           $96,063            $136,396             $89,293            $92,471     $414,223
                                             ------              ------              ------             ------      -------


      The following table sets forth the sensitivity of the loan amounts due after one year to changes in interest rates:

AT DECEMBER 31, 2002                           FIXED RATE        VARIABLE RATE
                                               ----------        -------------
                                                       (IN THOUSANDS)

Due after one year, but within five years         $88,655              $47,741
Due after five years                              $87,431              $94,333

Loan Quality and the Allowance for Loan and Lease Losses

      The following table represents information concerning the aggregate amount of nonperforming assets:

YEARS ENDED DECEMBER 31,                             2002         2001       2000        1999       1998
                                                     ----         ----       ----        ----       ----
                                                                  (DOLLARS IN THOUSANDS)
Loans and leases accounted for on a
   nonaccrual basis                                 $ 853        $ 736      $ 686       $ 682      $ 552
Accruing loans and leases which are
   contractually past due 90 days or more
   as to principal or interest payments               539          623        781         409        298
Other real estate owned and other
   repossessed assets                                 198          320        354         269        257
                                                   ------       ------     ------      ------     ------
Total nonperforming loans, leases and assets       $1,590       $1,679     $1,821      $1,360     $1,107
                                                   ------       ------     ------      ------     ------

Ratio of allowance for loan and lease
   losses to period-end nonperforming
   loans and leases                                360.56%      329.51%    229.72%     312.74%    353.06%
Ratio of nonperforming assets to
   period-end total loans and leases, other real
   estate owned, and repossessed assets              0.38%        0.45%      0.58%       0.48%      0.44%
                                                   ------       ------     ------      ------     ------

      Nonperforming assets, defined as nonaccruing loans and leases plus loans and leases 90 days or more past due, along with other real estate owned and other repossessed assets as of December 31, 2002 were $1,590,000, declining $89,000, or 5.3%, compared to year-end 2001. The ratio of nonperforming assets to year-end loans and leases, other real estate owned, and other repossessed assets improved to 0.38% at December 31, 2002 from 0.45% at December 31, 2001.

      The ratio of nonperforming loans and leases to total loans and leases, in the amount of 0.34% at December 31, 2002, also showed improvement when compared to a ratio of 0.36% at December 31, 2001. The year-end ratio compares very favorably to the most recent peer bank data contained in the Uniform Bank Performance Report for all banks with total assets between $500,000,000 and $1,000,000,000, as published by the Federal Reserve Board's Division of Banking Supervision and Regulation, which as of September 30, 2002 reported a peer average of 0.83%. Approximately 50% of the Company's nonperforming loans and leases at year-end 2002 are either secured by residential real estate or are substantially guaranteed by the Small Business Administration, with loss potential expected to be minimal. The allowance to nonperforming loans and leases ratio improved to 361% at year-end 2002 compared to 330% at year-end 2001. Total delinquencies, defined as loans and leases 30 days or more past due and nonaccruing, were 1.13% of total loans and leases outstanding as of December 31, 2002, compared to 1.85% at the end of 2001. Strong collection efforts throughout 2002 held delinquency rates well below 2001 levels.

      The Company has a loan and lease review program that it believes takes a conservative approach to evaluating nonperforming loans and leases and the loan and lease portfolio in general. The loan and lease review program continually audits the loan and lease portfolio to confirm management's loan and lease risk rating system and track problem loans and leases, to insure compliance with loan and lease policy underwriting guidelines, and to evaluate the adequacy of the allowance for loan and lease losses.

      The Company's policy is to place a loan or lease on nonaccrual status and recognize income on a cash basis when a loan or lease is more than ninety days past due, unless in the opinion of management, the loan or lease is well secured and in the process of collection. The impact of interest not recognized on nonaccrual loans and leases was immaterial in 2002. The Company considers a loan and lease impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on fair value of the collateral. As of December 31, 2002, there were no impaired loans or leases for which specific valuation allowances had been recorded.

      The allowance for loan and lease losses represents management's best estimate of probable loan and lease losses in the Company's loan and lease portfolio. Management's quarterly evaluation of the allowance for loan and lease losses is a comprehensive analysis that builds a total reserve by evaluating the risks within each loan and lease type, or pool, of similar loans and leases. The Company uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates a reserve for each pool based on the most recent three-year loss rate, adjusted to reflect the expected impact that current trends regarding loan growth, delinquency, losses, economic conditions, and current interest rates are likely to have. For commercial loan and lease pools, the Company establishes a specific reserve allocation for all loans and leases, which have been risk rated under the Company's risk rating system, as substandard, doubtful, or loss. The specific allocation is based on the most recent valuation of the loan or lease collateral and the customer's ability to pay. For all other commercial loans and leases, the Company uses the general allocation methodology that establishes a reserve for each risk rating category. The general allocation methodology for commercial loans and leases considers the same factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management's best estimate of the probable loan and lease losses in the Company's loan and lease portfolio. Loans and leases are charged against the allowance for loan and lease losses, in accordance with the Company's loan and lease policy, when they are determined by management to be uncollectible. Recoveries on loans and leases previously charged-off are credited to the allowance for loan and lease losses when they are received. When management determines that the allowance for loan and lease losses is less than adequate to provide for potential losses, a direct charge is made to operating income.

      The allowance for loan and lease losses account at December 31, 2002 was $5,019,000, or 1.21% of loans and leases outstanding, compared to $4,478,000, or 1.19% of loans and leases outstanding, at December 31, 2001. The 2002 increase of $541,000, or 12.1%, in the reserve for loan and lease losses was funded by a $1,895,000 provision expense that was equal to 1.4 times the amount of net loan and lease losses for 2002. The Company increased the reserve in connection with its 2002 loan growth. Although net loans and leases charged-off reported a slight increase from $1,347,000 in 2001 to $1,354,000 in 2002, the ratio of net charge-offs to average loans and leases outstanding declined to 0.34% in 2002 from 0.38% in 2001. The majority of the Company's 2002 net loan and lease losses (61%) were in the indirect auto loan category, similar with 2001 results, and related to loans originated prior to 2001 with dealerships that the Company has since terminated relationships with. In the second half of 2001, the Company tightened its indirect auto loan underwriting guidelines, and continues to report improved quality in the portfolio. Net loans and leases charged off, other than indirect auto loans, continued at low levels, with commercial loan and lease losses in 2002 representing 21% of total net losses, equivalent to 21 basis points of average commercial loans and leases outstanding in 2002. Commercial loan and lease losses were comparable with those reported for 2001. The Company's net losses in its residential mortgage loan portfolio were negligible again in 2002.

      The following table summarizes loan and lease balances at the end of each period indicated and the daily average amount of loans and leases. Also summarized are changes in the allowance for loan and lease losses arising from loans and leases charged-off and recoveries on loans and leases previously charged-off and additions to the allowance, which have been charged to expense.

Summary of Loan and Lease Loss Allowance

YEARS ENDED DECEMBER 31,                       2002        2001        2000        1999        1998
                                           --------    --------    --------    --------    --------
                                                            (DOLLARS IN THOUSANDS)
Amount of loans and leases outstanding at
   end of period (gross loans and leases
   less unearned discount)                 $414,223    $375,738    $315,748    $285,437    $253,296
                                           --------    --------    --------    --------    --------
Daily average amount of loans and leases
   (net of unearned discount)              $400,039    $353,303    $298,521    $263,961    $244,649
                                           --------    --------    --------    --------    --------
Balance of allowance for loan and
   lease losses at beginning of period     $  4,478    $  3,370    $  3,412    $  3,001    $  2,957
Loans and leases charged-off:
   Commercial/lease                             367         326         780          73         218
   Real estate mortgage                          63           1          56          38          29
   Indirect                                   1,061       1,019         370         166          --
   Other consumer                               303         376         251         471         693
                                           --------    --------    --------    --------    --------
      Total loans and leases charged-off      1,794       1,722       1,457         748         940
Recoveries of loans and leases
   previously charged-off:
   Commercial/lease                              82          32          74          21         111
   Real estate mortgage                           9           2           1           1          --
   Indirect                                     235         228         127          42          --
   Other consumer                               114         113          63         120         103
                                           --------    --------    --------    --------    --------
      Total recoveries                          440         375         265         184         214
Net loans and leases charged-off              1,354       1,347       1,192         564         726
                                           --------    --------    --------    --------    --------
Additions to allowance charged
   to expense                                 1,895       2,455       1,150         975         770
Balance at end of period                   $  5,019       4,478    $  3,370    $  3,412    $  3,001
                                           --------    --------    --------    --------    --------
   losses to period-end loans and leases       1.21%       1.19%       1.07%       1.20%       1.18%
Ratio of net charge-offs to
   average loans and leases outstanding        0.34%       0.38%       0.40%       0.21%       0.30%

      The allowance for loan and lease losses is allocated according to the amount deemed to be reasonably necessary to provide for the probable losses within each category of loans and leases. During 2002, the majority of the increase in the allowance for loans and leases was credited to the indirect loan category as recommended in the quarterly analysis evaluating the adequacy of the allowance. The percentage of the allowance allocated to the indirect loan category increased to 30.9% of the total allowance at year-end 2002, from 24% at year-end 2001, with the balance of the indirect category increasing $476,000, or 44.3%, during 2002. The majority of the indirect loan category provides for probable losses in connection with loans originated during a 12-month period that ended May 2001.

      The allowance for loan and lease losses has been allocated within the following categories of loans and leases at the dates indicated:

Allocation of the Allowance for Loan and Lease Losses

YEARS ENDED DECEMBER 31,          2002                2001               2000                 1999                1998
                         -------------------  ------------------  ------------------   ------------------  ------------------
                           AMT. OF              AMT. OF             AMT. OF              AMT. OF             AMT. OF
                         ALLOWANCE   PERCENT  ALLOWANCE  PERCENT  ALLOWANCE  PERCENT   ALLOWANCE  PERCENT  ALLOWANCE  PERCENT
                         ---------   -------  ---------  -------  ---------  -------   ---------  -------  ---------  -------

                                                                (DOLLARS IN THOUSANDS)
Commercial/Leases           $2,575    51.31%     $2,588   57.79%     $1,625   48.22%      $1,857   54.43%     $1,159   38.62%
Real estate mortgage           361     7.19%        305    6.81%        276    8.19%         391   11.46%        482   16.06%
Indirect                     1,551    30.90%      1,075   24.01%        819   24.30%           *                   *
Other consumer                 532    10.60%        510   11.39%        650   19.29%       1,164   34.11%        698   23.26%
Unallocated                      --      --          --      --          --      --           --      --         662   22.06%
                            ------    -----      ------   -----      ------   -----       ------   -----     -------   -----
Total                       $5,019    100.0%     $4,478   100.0%     $3,370   100.0%      $3,412   100.0%     $3,001   100.0%
                            ------    -----      ------   -----      ------   -----       ------   -----     -------   -----

      *Allocation for indirect loans for 1999 and 1998 are contained within the other consumer loan category for those years.

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

      Average deposits during 2002 increased $29,235,000, or 5.8%, compared to a $44,800,000, or 9.7%, increase in 2001. Compared to December 31, 2001, deposits as of December 31, 2002, in the amount of $546,653,000, were up $47,361,000, or 9.5%. Deposit growth in 2002 was the result of new account acquisition and retention, expanded product offerings, and a general shift in customer preference away from equity markets and into insured bank deposits. Average commercial deposits in 2002 were up 16.4% compared to the prior year, with the strong growth resulting from the Company's product lines that assisted businesses in improving their cash management. Average consumer deposits increased 4.9% over the prior year, with increases most dramatic in the NOW account and money market product offerings. Average deposits also increased during 2002 as the Company acquired brokered certificates of deposit, with rates and maturities that were preferential to other deposit alternatives. During 2002, pressures on local government budgets along with very competitive pricing in the local markets for municipal deposits, pushed average balances on public funds lower by 16.2% compared to 2001. In the last quarter of 2002, the premium pricing structure of competitors, offered particularly on money market type products, began to ease and the Company's balances increased.

      The Company's average deposit mix in 2002, compared to 2001, reflected a slight shift from higher cost time deposit accounts to lower cost demand deposit, and savings and money market accounts. The Company's average demand deposits in 2002, including both interest-bearing and noninterest-bearing accounts, were 24.8% of total average deposits, comparable with 2001, following a decline of 1% in the prior year. This group of average deposits increased $7,978,000, or 6.4%, when comparing 2002 to 2001. These core transactional accounts continue to represent a significant percentage of total deposits and provide the Company with an important low-cost source of funds. The Company's savings and money market average deposit balances increased $20,151,000, or 12.6%, during 2002 primarily on the growth in the Company's money market type products offered to all business lines. As a percentage of total deposits, savings and money market accounts increased by 2% compared to 2001. Average time deposits in 2002 increased $1,106,000, less than 1% compared to 2001, following an increase of $30,221,000, or 15.9%, when comparing 2001 to 2000.

      Commercial deposits ended the year with strong growth, up $8,938,000, or 11.9% in 2002 compared to 2001, following an increase of $11,437,000, or 18%, compared to 2000. Consumer deposits were up $20,773,000, or 7%, at December 31, 2002 compared to year-end 2001, following a $3,136,000, or 1.1%, increase compared to year-end 2001. Comparing year-ends, the majority of the 2002 increase in consumer deposits was in the time deposit category. The Company's total municipal deposits of $103,465,000 on December 31, 2002 represented 18.9% of total deposits, down from 20.2%, or $100,817,000, of total deposits on December 31, 2001. Brokered certificates of deposit in the amount of $41,742,000, represented 17.9% of time deposits, and 7.6% of total deposits at December 31, 2002. Brokered certificates of deposits increased $15,000,000, or 56.1%, during 2002.

      Time deposits in excess of $100,000, which are more volatile and sensitive to interest rates, totaled $73,086,000 at year-end 2002, representing 31.3% of total time deposits, and 13.4% of total deposits. On a comparative basis, these deposits totaled $68,520,000, representing 33.9% of total time deposits, and 13.7% of total deposits at year-end 2001.

      The average daily amount of deposits, the average rate paid, and the percentage of deposits on each of the following deposit categories are summarized below for the years indicated:

                                             2002                            2001                           2000
                                  --------------------------      --------------------------     --------------------------
                                              AVG.   PERCENT                  AVG.   PERCENT                 AVG.   PERCENT
                                     AVG.     RATE        OF         AVG.     RATE        OF        AVG.     RATE        OF
                                  BALANCE     PAID  DEPOSITS      BALANCE     PAID  DEPOSITS     BALANCE     PAID  DEPOSITS
                                  -------     ----  --------      -------     ----  --------     -------     ----  --------
                                                                  (DOLLARS IN THOUSANDS)
Noninterest-bearing
   demand deposits               $ 54,213    0.00%    10.15%     $ 52,871    0.00%    10.48%    $ 54,800    0.00%    11.92%
Interest-bearing
   demand deposits                 78,263    0.51%    14.66%       71,627    1.05%    14.19%      62,928    1.53%    13.68%
Savings and money
   market deposits                180,533    1.40%    33.82%      160,382    2.69%    31.78%     152,573    3.39%    33.18%
Time deposits                     220,862    3.60%    41.37%      219,756    5.01%    43.55%     189,535    5.72%    41.22%
                                 --------    ----    ------      --------    ----    ------     --------    ----    ------
Total average daily amount
   of deposits                   $533,871    2.04%   100.00%     $504,636    3.19%   100.00%    $459,836    3.69%   100.00%
                                 --------    ----    ------      --------    ----    ------     --------    ----    ------

      The following table indicates the amount of the Company's time deposits of $100,000 or more by time remaining until maturity as of December 31, 2002:

                                                                 (In thousands)
Less than three months                                                $28,360
Three months to six months                                            13,656
Six months to one year                                                 13,228
Over one year                                                          17,842
                                                                      -------
Total                                                                 $73,086
                                                                      -------

      The Company offers retail repurchase agreements primarily to its larger business customers. Under the terms of the agreements, the Company sells investment portfolio securities to the customer and agrees to repurchase the securities at a specified later date. The Company views the arrangement as a deposit alternative for its business customers. As of December 31, 2002, retail repurchase agreement balances amounted to $16,167,000 compared to balances of $17,412,000 at December 31, 2001. During 2002, the Company utilized collateralized repurchase agreements with various brokers and advances from the Federal Home Loan Bank of New York (FHLB), as alternative sources of funding and as a liability management practice. At December 31, 2002, the combination of repurchase agreements and FHLB advances were $130,000,000, compared to $115,013,000 at December 31, 2001.

Capital

      In 2002, the Company added $6,911,000 into equity through net income and returned $2,725,000 to its shareholders in the form of cash dividends, retaining $4,186,000 in undivided profits. During the year, the Company's equity increased $223,000 in connection with the issue of 12,500 shares of stock in connection with the exercise of stock options. The Company repurchased 6,000 shares of its common stock during the year at a cost of $143,000 in connection with a stock repurchase program. Total shareholders' equity also reflects an adjustment for the change in market value of the Company's available-for-sale investment securities. As previously discussed in the Investment Securities section, the after-tax effect of the net unrealized gains and losses is reported as the Accumulated Other Comprehensive Income component of shareholders' equity, and reflects an increase in total shareholders' equity of $5,224,000 for the year ended December 31, 2002. The Company's ratio of shareholders' equity to total assets of 8.12% at December 31, 2002 compares to 7.72% at December 31, 2001. The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank, that supports growth and expansion activities while at the same time exceeding regulatory standards. Capital adequacy in the banking industry is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. At December 31, 2002, the Company exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized institution." A more comprehensive analysis of regulatory capital requirements, including ratios for the Company and its subsidiary bank, is included in Note 16 in the Consolidated Financial Statements section of this report.

      The Company declared cash dividends equal to $0.79 per share in 2002 compared to $0.845 in 2001. The Company increased its regular quarterly dividend from $0.19 to $0.20 per share in 2002, paying the higher rate since the second quarter of the year. During the fourth quarter of 2001, the Company paid an extra cash dividend of $0.10 per share, in addition to its then regular dividend of $0.19 per share.

      The 2002 dividend pay-out ratio was 39% compared to a 49% pay-out ratio in 2001. It is the Company's intention to maintain a dividend pay-out ratio at or about 40%, subject to applicable regulatory restrictions.

Liquidity

      The Company's liquidity reflects its ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, and to take advantage of market interest rate opportunities. Funding of loan and lease requests, providing for liability outflows, and management of interest rate fluctuations requires continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank's sources and uses of funds. The Asset Liability Management Committee (ALCO) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of December 31, 2002, that liquidity as measured by the Company is in compliance with its policy guidelines.

      The Bank's principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the FHLB, and securities sold under repurchase agreements. During the twelve months ended December 31, 2002, cash and cash equivalents decreased by $152,000, as net cash used by investing activities of $74,124,000, exceeded the net cash provided by operating activities and financing activities of $73,972,000. Net cash provided by financing activities reflects a net increase in deposits of $47,361,000, and a net increase in borrowings of $22,242,000. Brokered deposits increased in the amount of $15,000,000 during the year ended December 31, 2002. Net cash used in investing activities reflects a net increase in loans of $39,839,000, and a net increase in investment securities of $33,161,000.

      As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans that have been pledged as collateral. As of December 31, 2002, the Bank's credit limit with the FHLB was $106,595,000, with outstanding borrowings in the amount of $73,500,000.

Application of Critical Accounting Policies

      The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgements that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgements are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgements and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgements are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other third-party sources, when available. When third party information is not available, valuation adjustments are estimated in good faith by management.

      The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan and lease losses and accrued income taxes to be the accounting areas that require the most subjective and complex judgements, and as such could be the most subject to revision as new information becomes available.

      The allowance for loan and lease losses represents management's estimate of probable loan and lease losses inherent in the loan and lease portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgement and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan and lease losses, and a discussion of the factors driving changes in the amount of the allowance for loan and lease losses is included in this report.

      The Company estimates its tax expense based on the amount it expects to owe the respective tax authorities. Taxes are discussed in more detail in Note 9 of the Consolidated Financial Statements on page 37. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Corporation's tax position. If the final resolution of taxes payable differs from our estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Other types of market risks do not arise in the normal course of the Company's business activities. The ALCO is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The policies and guidelines established by ALCO are reviewed and approved by the Company's Board of Directors.

Interest rate risk is monitored primarily through the use of two complementary measures: earnings simulation modeling and net present value estimation. Both measures are highly assumption dependent and change regularly as the balance sheet and business mix evolve; however, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. The key assumptions employed by these measures are analyzed regularly and reviewed by ALCO.

Earnings Simulation Modeling

Net interest income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening of the yield curve would result in increased earnings as investment margins widen. The model requires management to make assumptions about how the balance sheet is likely to evolve though time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management's outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Company's own loans. Non-contractual deposit growth rates and pricing are modeled on historical patterns. Interest rates of the various assets and liabilities on the balance sheet are assumed to change proportionally, based on their historic relationship to short-term rates. The Company's guidelines for risk management call for preventative measures to be taken if the simulation modeling demonstrates that an instantaneous 2% increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 15% when compared to the stable rate scenario. The low level of short-term interest rates at December 31, 2002, necessitated a modification of the standard 2% rate change scenario, to an instantaneous decrease of 1% scenario over the next twelve months with an adverse effect no greater than 7.5%. At December 31, 2002, based on the results of our simulation model, and assuming that management does not take action to alter the outcome, the Company would expect net interest income to decrease 6.5% if short term interest rates increase by 2%, and decrease 1.1% if short term interest rates decline by 1%.

Net Present Value Estimation

The Net Present Value of Equity (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of the asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The Company's NPV analysis models both an instantaneous 2% increasing and 2% decreasing interest rate scenario comparing the NPV in each scenario to the NPV in the current rate scenario. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. The NPV measure assumes a static balance sheet versus the growth assumptions that are incorporated into the earnings simulation measure, and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation model. As with earnings simulation modeling, assumptions about the timing and the variability of balance sheet cash flows are critical in NPV analysis. Particularly important are assumptions driving mortgage prepayments in both the loan and investment portfolios, and changes in the noncontractual deposit portfolios. These assumptions are applied consistently in both models. Based on the December 31, 2002 NPV estimation, a 2% instantaneous increase in interest rates was estimated to decrease NPV by 1.7%. NPV was estimated to decline 5.6% if rates immediately declined by 1%. Policy guidelines limit the amount of the estimated decline to 25% in a 2% rate change scenario, and 12.5% in a 1% rate change scenario. As with the earnings simulation modeling, due to the low level of interest rates at December 31, 2002, the Company modified its standard decreasing rate scenario to a 1% rate decline at year end.

      The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 2002:

Expected Maturity/Principal Repayments at December 31, 2002
                                                                                                         AVERAGE
                                                                                      THERE-             INTEREST    FAIR
                                    2003       2004      2005      2006      2007      AFTER      TOTAL    RATE      VALUE
                                    ----       ----      ----      ----      ----      -----      -----    ----      -----

                                                                  (DOLLARS IN THOUSANDS)
Rate Sensitive Assets
Loans and leases                $143,511  $  93,885  $ 53,593  $ 32,328  $ 14,534   $ 71,353   $409,204    6.89%   $421,024
Investments                       61,462     54,767    67,354    15,917    11,804    103,690    314,994    4.63%    316,434
                                --------  ---------  --------  --------  --------   --------   --------    ----    --------
Total rate sensitive assets     $204,973  $ 148,652  $120,947  $ 48,245  $ 26,338   $175,043   $724,198            $737,458
                                --------  ---------  --------  --------  --------   --------   --------    ----    --------
Rate Sensitive Liabilities
Savings, money market, and
   NOW accounts                 $ 54,786  $  54,786  $ 54,786   $36,761   $23,959   $ 33,994   $259,070    1.30%   $259,070
Time deposits                    139,185     61,238    15,602     3,164     9,190      5,089    233,470    3.17%    236,021
Borrowings                        77,542     30,000    10,000    10,000        --     27,125    154,667    3.24%    158,799
                                --------  ---------  --------  --------  --------   --------   --------    ----    --------
Total rate sensitive
   liabilities                  $271,513  $ 146,024  $ 80,388  $ 49,925  $ 33,149   $ 66,208   $647,207            $653,890
                                --------  ---------  --------  --------  --------   --------   --------    ----    --------

Expected maturities are contractual maturities adjusted for prepayments of principal. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayment of principal. The prepayment experience reflected herein is based on the Company's historical experience. The actual maturities and run-off of loans and leases could vary substantially if future prepayments differ from the Company's historical experience. For liabilities, expected maturities are contractual maturities for time deposits and borrowings. Non-maturity liabilities have estimated maturities based on an analysis that considers the historic stability of the balances and the competitiveness of the Company's pricing, for each account type.

Item 8 - Financial Statements and Supplemental Data

Consolidated Statements of Condition          (Dollars in thousands)

Assets                                                             Dec. 31, 2002      Dec. 31, 2001
Cash and due from banks                                                 $ 21,474           $ 21,626
Federal funds sold                                                            --                 --
                                                                        --------           --------
Total Cash and Cash Equivalents                                           21,474             21,626

Held-to-maturity investment securities                                     6,188              7,371
Available-for-sale investment securities                                 308,806            265,319
                                                                        --------           --------
Total Investment Securities                                              314,994            272,690
(fair value--$316,434 for 2002 and $273,477 for 2001)

Total Loans and Leases                                                   414,277            375,842

Less: Unearned income                                                         54                104
Less: Allowance for loan & lease losses                                    5,019              4,478
                                                                        --------           --------
Net Loans and Leases                                                     409,204            371,260

Bank premises, furniture, and equipment                                   10,280             10,621
Accrued interest receivable                                                4,159              4,085
Other assets                                                              14,839             12,589
                                                                        --------           --------
Total Assets                                                            $774,950           $692,871
                                                                        --------           --------
Liabilities and Shareholders' Equity
Noninterest-bearing deposits                                            $ 54,113           $ 57,044
Interest-bearing deposits                                                492,540            442,248
                                                                        --------           --------
Total Deposits                                                           546,653            499,292
Borrowings                                                               154,667            132,425
Other liabilities                                                         10,677              7,691
                                                                        --------           --------
Total Liabilities                                                        711,997            639,408
                                                                        --------           --------
Shareholders' equity:
   Preferred stock--par value $25.00 a share;
   1,000,000 shares authorized, none issued;
   Common stock--par value $1.00 a share;
   10,000,000 shares authorized, 3,827,805 and
   3,815,305 shares issued, and 3,453,713 and 3,447,213
   shares outstanding for 2002 and 2001, respectively                      3,828              3,815
Surplus                                                                    7,306              7,096
Undivided profits                                                         53,272             49,086
Accumulated other comprehensive income                                     6,467              1,243
Treasury stock, at cost; 374,092 and 368,092 shares,
   respectively                                                           (7,920)            (7,777)
                                                                        --------           --------
Total Shareholders' Equity                                                62,953             53,463
                                                                        --------           --------
Total Liabilities and Shareholders' Equity                              $774,950           $692,871
                                                                        --------           --------

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income          (Dollars in thousands)

Interest Income                       Years Ended Dec. 31, 2002     Dec. 31, 2001    Dec. 31, 2000
Interest and fees on loans & leases            $28,177                 $29,028          $26,701
Interest on investment securities:
    U.S. Government and
      Agency obligations                        11,555                   9,898            9,261
    Obligations of states and
      political subdivisions                     2,678                   2,649            2,411
    Other                                          274                   1,166            1,403
Interest on federal funds sold                      30                     383              286
                                               -------                 -------          -------
Total Interest Income                           42,714                  43,124           40,062

Interest Expense
Interest on deposits                            10,892                  16,073           16,977
Interest on borrowings                           5,052                   3,892            2,490
                                               -------                 -------          -------
Total Interest Expense                          15,944                  19,965           19,467
                                               -------                 -------          -------
Net Interest Income                             26,770                  23,159           20,595
Provision for loan & lease losses                1,895                   2,455            1,150
                                               -------                 -------          -------
Net Interest Income After Provision
    For Loan & Lease Losses                     24,875                  20,704           19,445

Other Income
Trust and brokerage services                     1,343                   1,405            1,393
Service charges on deposit accounts              2,281                   2,370            1,993
Investment securities gains                        791                   1,495              711
Gain on the sale of loans                          226                      47                6
Other operating income                           2,123                   1,674            2,546
                                               -------                 -------          -------
Total Other Income                               6,764                   6,991            6,649
                                               -------                 -------          -------
Total Operating Income                          31,639                  27,695           26,094

Other Expenses
Salaries, wages, and employee benefits          12,518                  11,264           10,414
Building, occupancy, and equipment               3,443                   3,153            2,861
Other operating expense                          6,416                   5,550            5,362
                                               -------                 -------          -------
Total Other Expenses                            22,377                  19,967           18,637
                                               -------                 -------          -------
Income Before Income Taxes                       9,262                   7,728            7,457
Provision for income taxes                       2,351                   1,717            2,032
                                               -------                 -------          -------
Net Income                                     $ 6,911                 $ 6,011          $ 5,425
                                               -------                 -------          -------
Net Income Per Common Share
    Basic                                      $  2.00                 $  1.71          $  1.52
    Diluted                                    $  1.98                 $  1.70          $  1.52
                                               -------                 -------          -------

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity (Dollars in thousands)

                                                                                        ACCUMULATED
                                         ISSUED                                               OTHER
FOR THE YEARS ENDED                      COMMON     COMMON              UNDIVIDED     COMPREHENSIVE    TREASURY
DEC. 31, 2002, 2001, 2000                SHARES      STOCK   SURPLUS      PROFITS            INCOME       STOCK     TOTAL
                                         ------      -----   -------      -------            ------       -----     -----
Balance at January 1, 2000            3,641,035     $3,641    $3,641      $46,768           $(2,086)    $(2,719)   $49,245
                                      ---------     ------    ------      -------           -------     -------    -------
Comprehensive income
   Net income                                                               5,425                                    5,425
   Other comprehensive income,
     net of taxes:
   Unrealized appreciation in
     available for sale securities,
     net of reclassification adjustment                                                       2,788                  2,788
                                                                                                                     -----
   Comprehensive income                                                                                              8,213

Cash dividends, $.71 per share                                             (2,534)                                  (2,534)
Treasury stock purchased                                                                                 (1,889)    (1,889)
5% stock dividend                       174,270        174     3,455       (3,629)                                      --
                                      ---------     ------    ------      -------           -------     -------    -------
Balance at December 31, 2000          3,815,305      3,815     7,096       46,030               702      (4,608)    53,035
                                      ---------     ------    ------      -------           -------     -------    -------
Comprehensive income
   Net income                                                               6,011                                    6,011
   Other comprehensive income,
     net of taxes:
   Unrealized appreciation in
     available for sale securities,
     net of reclassification adjustment                                                         541                    541
                                                                                                                       ---
   Comprehensive income                                                                                              6,552

Cash dividends, $.845 per share                                            (2,955)                                  (2,955)
Treasury stock purchased                                                                                 (3,169)    (3,169)
                                      ---------     ------    ------      -------           -------     -------    -------
Balance at December 31, 2001          3,815,305      3,815     7,096       49,086             1,243      (7,777)    53,463
                                      ---------     ------    ------      -------           -------     -------    -------
Comprehensive income
   Net income                                                               6,911                                    6,911
   Other comprehensive income,
     net of taxes:
   Unrealized appreciation in
     available for sale securities,
     net of reclassification adjustment                                                       5,224                  5,224
                                                                                                                     -----
   Comprehensive income                                                                                             12,135

Stock options exercised                  12,500         13       210                                                   223
Cash dividends, $.79 per share                                             (2,725)                                  (2,725)
Treasury stock purchased                                                                                   (143)      (143)
                                      ---------     ------    ------      -------           -------     -------    -------
Balance at December 31, 2002          3,827,805     $3,828    $7,306      $53,272           $ 6,467     $(7,920)   $62,953
                                      ---------     ------    ------      -------           -------     -------    -------

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows          (Dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Operating Activities                                             Years Ended Dec. 31, 2002             2001          2000
Net income                                                                        $  6,911         $  6,011        $ 5,425
Adjustments to reconcile net income to net cash provided by operating
    activities: Provision for loan losses                                            1,895            2,455          1,150
    Provision for depreciation                                                       1,469            1,346          1,208
    Increase in surrender value of life insurance                                     (485)            (300)          (469)
    Benefit for deferred income taxes                                                 (245)            (385)          (225)
    Amortization (accretion) of investment security discounts and premiums, net        355             (183)           168
Realized investment security gains                                                    (791)          (1,495)          (711)
    Proceeds from the sale of mortgage loans                                        14,752            2,774          1,206
    Origination of loans held-for-sale                                             (14,526)          (2,727)        (1,200)
    Change in other assets and liabilities                                          (1,782)            (372)           183
                                                                                  --------         --------        -------
Net Cash Provided by Operating Activities                                            7,553            7,124          6,735
                                                                                  --------         --------        -------
Investing Activities
Proceeds from maturities of investment securities, available-for-sale               63,726           67,362         29,667
Proceeds from maturities of investment securities, held-to-maturity                  2,862            8,216          6,697
Proceeds from sales of investment securities                                        33,074           51,147         33,668
Purchase of investment securities, available-for-sale                             (131,145)        (168,393)       (89,067)
Purchase of investment securities, held-to-maturity                                 (1,679)          (5,364)        (4,471)
Net increase in loans                                                              (40,065)         (61,384)       (31,509)
Purchases of premises and equipment                                                 (1,128)          (1,296)        (2,991)
                                                                                  --------         --------        -------
Net Cash Used by Investing Activities                                              (74,354)        (109,712)       (58,006)
                                                                                  --------         --------        -------
Financing Activities
Net increase (decrease) in demand deposits, NOW accounts, and savings accounts      15,841           35,977         (5,930)
Net increase (decrease) in time deposits                                            31,520          (11,584)        45,755
Net increase (decrease) in short-term borrowings                                     7,242           16,339           (139)
Net increase in long-term borrowings                                                15,000           70,000         15,000
Proceeds from the exercise of stock options                                            223                -              -
Treasury stock purchased                                                              (143)          (3,169)        (1,889)
Cash dividends                                                                      (3,034)          (2,623)        (2,483)
                                                                                  --------         --------        -------
Net Cash Provided by Financing Activities                                           66,649          104,940         50,314
                                                                                  --------         --------        -------
(Decrease) increase in Cash and Cash Equivalents                                      (152)           2,352           (957)
Cash and cash equivalents at beginning of year                                      21,626           19,274         20,231
                                                                                  --------         --------        -------
Cash and Cash Equivalents at End of Year                                          $ 21,474         $ 21,626       $ 19,274
                                                                                  --------         --------        -------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
    Interest on deposits and borrowings                                           $ 15,790         $ 20,131       $ 18,990
    Income taxes                                                                     3,085            2,020          2,362
Noncash investing activities:
    Increase in net unrealized gain/losses on available-for-sale securities         (8,707)            (901)        (4,647)
Noncash financing activities:
    Dividend declared and unpaid                                                       691            1,000            668
                                                                                  --------         --------        -------

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations: Alliance Financial Corporation (the Company) is a bank holding company, which owns and operates Alliance Bank, N.A. The Company provides financial services primarily to individuals, small- to medium-sized businesses and government customers from 19 customer service facilities in Broome, Cortland, Madison, Oneida, and Onondaga counties. The Bank has a substantially wholly owned subsidiary, Alliance Preferred Funding Corp., which is engaged in residential real estate activity and a wholly owned subsidiary, Alliance Leasing, Inc., which is engaged in commercial leasing activity.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of inter-company accounts and transactions.

Critical Accounting Estimates and Policies: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has identified the allowance for loan and lease losses and accrued income taxes to be the accounting areas that require the most subjective and complex judgements, and as such could be the most subject to revision as new information becomes available.

Risk and Uncertainties: In the normal course of its business, the Company encounters economic and regulatory risks. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, from its interest-earning assets. The Company's primary credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects potential changes in the value of collateral underlying loans, the fair value of investment securities, and loans held for sale. The Company is subject to regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies which may subject it to further changes with respect to asset valuations, amounts of required loan and lease loss allowances, and operating restrictions resulting from the regulators' judgements based on information available to them at the time of their examinations.

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

Investment Securities: The Company classifies investment securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those that the Company has the positive intent and ability to hold to maturity, and are reported at cost, adjusted for amortization of premiums and accretion of discounts. Investment securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value, with net unrealized holding gains and losses reflected as a separate component of shareholders' equity, net of the applicable income tax effect. None of the Company's investment securities have been classified as trading securities. Gains and losses on the sale of investment securities are based on the specific identification method. Premiums and discounts on securities are amortized and accreted into income using the interest method over the life of the security. Investment securities are reviewed regularly for other than temporary impairment. Where there is other than temporary impairment, the carrying value of the investment security is reduced to the estimated fair value, with the impairment loss recognized in the consolidated statements of income.

Securities Sold under Agreements to Repurchase: Repurchase agreements are accounted for as collateralized borrowings, and the obligations to repurchase securities sold are reflected as a liability in the statement of financial condition, since the Company maintains effective control over the transferred securities. The securities underlying the agreements remain in the investment account. The fair value of the collateral provided to a third party is continually monitored and additional collateral is provided to the third party, or surplus collateral is returned to the Company as deemed appropriate.

Loans & Leases: Loans and direct financing leases are stated at unpaid principal balances less the allowance for loan and lease losses, unearned interest income and net deferred loan origination fees and costs. Unearned income on certain installment loans is taken into income on the actuarial method. Interest on all other loans is based upon the principal amount outstanding. Interest on loans is accrued except when in management's opinion the collectibility of interest is doubtful, at which time the accrual of interest on the loan is discontinued. Loan origination fees and certain direct loan origination costs are deferred and the net amount is amortized as a yield adjustment over the life of the loan. The Company is generally amortizing these amounts over the contractual life of the related loans. However, for certain fixed-rate mortgage loans that are generally made for a 20-year term, the Company has anticipated prepayments and used an estimated life of 7.5 years.

Operating leases are stated at cost of the equipment less depreciation. Equipment on Operating leases is depreciated on a straight-line basis to its estimated residual value over the lease term. Operating lease income is recognized on a straight-line basis over the term of the lease. Income attributable to direct financing leases is initially recorded as unearned income and subsequently recognized as finance income at level rates of return over the term of the leases. The recorded residual values of the Company's leased assets are estimated at the inception of the lease to be the expected fair market value of the assets at the end of the lease term. On a quarterly basis, the Company reassesses the realizable value of its lease residual values. In accordance with generally accepted accounting principles, anticipated increases in specific future residual values are not recognized before realization. Anticipated decreases in specific future residual values that are considered to be other than temporary are recognized immediately.

Allowance for Loan and Lease Losses: The allowance for loan and lease losses represents management's best estimate of probable loan and lease losses in the Company's loan portfolio. Management's quarterly evaluation of the allowance for loan and lease losses is a comprehensive analysis that builds a total reserve by evaluating the risks within each loan type, or pool, of similar loans and leases. The Company uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates a reserve for each pool based on the most recent three-year loss rate, adjusted to reflect the expected impact that current trends regarding loan and lease growth, delinquency, losses, economic conditions, and current interest rates are likely to have. For commercial loan and lease pools, the Company establishes a specific reserve allocation for all loans and leases, which have been risk rated under the Company's risk rating system, as substandard, doubtful, or loss. The specific allocation is based on the most recent valuation of the loan collateral and the customer's ability to pay. For all other commercial loans, the Company uses the general allocation methodology that establishes a reserve for each risk rating category. The general allocation methodology for commercial loans and leases considers the same factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management's best estimate of the probable loan and lease losses in the Company's loan portfolio.

A loan or lease is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans or leases is generally discounted at the historical effective interest rate, except that all collateral-dependent loans or leases are measured for impairment based on fair value of the collateral.

Income Recognition on Impaired and Nonaccrual Loans and Leases: Loans and leases, including impaired loans or leases, are generally classified as nonaccrual if they are past due as to maturity of payment of principal or interest for a period of more than 90 days unless they are well secured and are in the process of collection. While a loan or lease is classified as nonaccrual and the future collectibility of the recorded loan or lease balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding.

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

Stock-Based Compensation: The Company's stock-based compensation plan is accounted for based on the intrinsic value method set forth in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of the grant. Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based on the fair value of the stock on the grant date.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock option awards granted on Alliance Financial Corporation common stock.

                                            2002          2001        2000
                                            ----          ----        ----
Net Income (in thousands):
   As reported                            $6,911        $6,011      $5,425
   Less pro forma expense related to
      options granted                       (381)         (271)       (313)
                                          ------        ------      ------
Pro forma net income                      $6,530        $5,740      $5,112
                                          ------        ------      ------
Pro forma net income per share:
   Basic - as reported                    $ 2.00        $ 1.71      $ 1.52
   Basic - pro forma                        1.89          1.63        1.43
   Diluted - as reported                    1.98          1.70        1.52
   Diluted - pro forma                      1.87          1.62        1.43

The per share weighted average fair value of stock options granted during 2002, 2001, and 2000 was $5.27, $4.77, and $6.45, respectively.

The fair values of the stock options granted were estimated at the date of the grant using a Black-Scholes option pricing model using the following assumptions:

                                          2002            2001        2000
                                          ----            ----        ----
Risk-free interest rate                   4.52%           4.62%       6.23%
Expected dividend yield                   3.40%           3.00%       3.00%
Volatility                               29.86%          31.70%      31.20%

The expected life for options vesting upon the attainment of certain stock targets is two years after the performance target is attained and the option is vested, or nine years if the targets are not met.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which provides alternative methods of transition for an entity that voluntary changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of FASB Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company will continue to account for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees.

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

Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding throughout each year; 3,448,431, 3,523,127, and 3,569,073 for 2002, 2001, and 2000,
respectively. Diluted earnings per share gives the effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. Weighted average shares outstanding adjusted for the effect of the assumed exercise of stock options were 3,482,809, 3,532,494, and 3,579,114 for the years 2002, 2001, and 2000, respectively. For the years ending December 31, 2002 and 2001, basic earnings per share were $2.00 and $1.71, respectively and diluted earnings per share were $1.98 and $1.70, respectively. For the year ending December 31, 2000, both basic and diluted earnings per share were $1.52.

2.    INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities at December 31 are as follows:

(Dollars in Thousands)

                                                    AMORTIZED    GROSS UNREAL-    GROSS UNREAL-    ESTIMATED
Held-to-Maturity--2002                                   COST      IZED GAINS      IZED LOSSES     FAIR VALUE
                                                    ---------    -------------    -------------    ----------
Obligations of states and political subdivisions    $  6,188          $ 1,440           $   --     $   7,628
                                                    --------          --------           ------     ---------
Total                                               $  6,188          $ 1,440           $   --     $   7,628
                                                    --------          --------           ------     ---------
Available-for-Sale--2002

U.S. Treasury and other U.S. government agencies    $ 98,233          $ 4,563           $   --     $ 102,796
Obligations of states and political subdivisions      56,278            3,473                19        59,732
Mortgage-backed securities                           138,072            2,811                50       140,833
Other securities                                          --               --                --            --
                                                    --------          --------           ------     ---------
Total                                               $292,583          $ 10,847           $   69     $ 303,361
                                                    --------          --------           ------     ---------
Stock Investments
   Federal Home Loan Bank                              4,425               --                --         4,425
   Federal Reserve Bank and others                     1,020               --                --         1,020
                                                    --------          --------           ------     ---------
Total stock investment                                 5,445               --                --         5,445
   Total available-for-sale                         $298,028          $ 10,847           $   69     $ 308,806
                                                    --------          --------           ------     ---------
Net unrealized gain on available-for-sale             10,778
                                                    --------          --------           ------     ---------
Grand total carrying value                          $314,994
                                                    --------          --------           ------     ---------
Held-to-Maturity--2001

Obligations of states and political subdivisions    $  7,371          $    787           $   --     $   8,158
                                                    --------          --------           ------     ---------
Total                                               $  7,371          $    787           $   --     $   8,158
                                                    --------          --------           ------     ---------
Available-for-Sale--2001

U.S. Treasury and other U.S. government agencies    $ 61,430          $  1,146           $  348     $  62,228
Obligations of states and political subdivisions      48,009               910              232        48,687
Mortgage-backed securities                           146,484             1,279              612       147,151
Other securities                                       1,513                33              105         1,441
                                                    --------          --------           ------     ---------
Total                                               $257,436          $  3,368           $1,297     $ 259,507
                                                    --------          --------           ------     ---------
Stock Investments
   Federal Home Loan Bank                              4,830                --               --         4,830
   Federal Reserve Bank and others                       982                --               --           982
                                                    --------          --------           ------     ---------
Total stock investment                                 5,812                --               --         5,812
                                                    --------          --------           ------     ---------
   Total available-for-sale                         $263,248          $  3,368           $1,297     $ 265,319
                                                    --------          --------           ------     ---------
Net unrealized gain on available-for-sale              2,071
                                                    --------          --------           ------     ---------
Grand total carrying value                          $272,690
                                                    --------          --------           ------     ---------

      The carrying value and estimated market value of debt securities at December 31, 2002 by contractual maturity are shown below. The maturities of mortgage-backed securities are based on average life of the security. All other expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

   (Dollars In Thousands)

                                          HELD-TO-MATURITY                AVAILABLE-FOR-SALE

                                                       ESTIMATED                         ESTIMATED
                                    AMORTIZED COST    FAIR VALUE    AMORTIZED COST      FAIR VALUE
                                    --------------    ----------    --------------      ----------
Due in one year or less                     $2,958        $3,646          $ 66,679        $ 68,184
Due after one year through five years        1,517         1,870           123,615         127,542
Due after five years through ten years         683           842            66,208          69,852
Due after ten years                          1,030         1,270            36,081          37,783
                                            ------        ------          --------        --------
Total debt securities                       $6,188        $7,628          $292,583        $303,361
                                            ------        ------          --------        --------

      At December 31, 2002 and 2001, investment securities with a carrying value of $246,088 and $242,777, respectively, were pledged as collateral for certain deposits and other purposes as required or permitted by law.

      The Company recognized gross gains of $835, $1,513, and $738 for 2002, 2001, and 2000, respectively, and gross losses of $44, $18, and $27 for 2002, 2001, and 2000, respectively.

3.    LOANS AND LEASES

Major classifications of loans and leases at December 31 are as follows:

(Dollars In Thousands)
                                                    2002                 2001
                                                    ----                 ----
Commercial loans and leases                     $134,584             $126,801
Real estate loans                                153,148              142,307
Indirect loans                                    68,811               56,371
Other consumer loans                              57,734               50,363
                                                --------             --------
Total                                            414,277              375,842
                                                --------             --------
Less: Unearned income                                 54                  104
Less: Allowance for loan & lease losses            5,019                4,478
                                                --------             --------
Net loans & leases                              $409,204             $371,260
                                                --------             --------

      Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid balances of mortgage loans serviced for others were $25,614, $16,142, and $15,766 at December 31, 2002, 2001, and 2000, respectively.

      Substantially all of the Bank's loans and leases are granted to borrowers concentrated primarily within Cortland, Madison, Oneida, and Onondaga Counties.

4.    ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the years ended December 31 are summarized as follows:

(Dollars In Thousands)

                                                   2002        2001       2000
                                                   ----        ----       ----
Balance at January 1                             $4,478      $3,370     $3,412
Provision for loan and lease losses               1,895       2,455      1,150
Recoveries credited                                 440         375        265
                                                 ------      ------     ------
Subtotal                                          6,813       6,200      4,827
Less: Loans and leases charged-off                1,794       1,722       1457
                                                 ------      ------     ------
Balance at December 31                           $5,019      $4,478     $3,370
                                                 ------      ------     ------

The average recorded investment in impaired loans or leases was zero for the years ended December 31, 2002, 2001, and 2000. The amount of nonaccrual loans and leases for the years ended December 31, 2002, 2001, and 2000 was $853, $736, and $686, respectively.

5.    RELATED PARTY TRANSACTIONS

Directors and executive officers of the Company and their affiliated companies were customers of, and had other transactions with, the Company in the ordinary course of business during 2002. It is the Company's policy that all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than normal risk of collectibility or present other unfavorable features. Loan transactions with related parties are summarized as follows:

(Dollars In Thousands)
                                                  2002                 2001
                                                  ----                 ----
Balance at beginning of year                    $9,692               $9,825
New loans and advances                           1,220                1,229
Loan payments                                   (1,949)              (1,362)
                                                ------               ------
Balance at end of year                          $8,963               $9,692
                                                ------               ------

6.    BANK PREMISES, FURNITURE, AND EQUIPMENT

Bank premises, furniture, and equipment at December 31 consist of the following:

(Dollars In Thousands)

                                                  2002                 2001
                                                  ----                 ----
Land                                           $ 1,078              $ 1,223
Bank premises                                    9,734                9,756
Furniture and equipment                         14,347               13,161
                                               -------              -------
Subtotal                                        25,159               24,140
                                               -------              -------
Less: Accumulated depreciation                  14,879               13,519
                                               -------              -------
Balance at end of year                         $10,280              $10,621
                                               -------              -------

7.    DEPOSITS

The carrying amounts of deposits consisted of the following at December 31:

(Dollars In Thousands)
                                                  2002                  2001
                                                  ----                  ----
Noninterest-bearing checking                  $ 54,113              $ 57,044
Interest-bearing checking                       80,835                74,782
Savings accounts                                68,643                68,538
Money market accounts                          109,592                96,978
Time deposits                                  233,470               201,950
                                              --------              --------
Total deposits                                $546,653              $499,292
                                              --------              --------

The following table indicates the maturities of the Company's time deposits at December 31:

                                                  2002                  2001
                                                  ----                  ----
Due in one year                               $139,186              $147,691
Due in two years                                61,238                41,248
Due in three years                              15,602                 9,558
Due in four years                                3,164                 2,554
Due in five years or more                       14,280                   899
                                              --------              --------
Total time deposits                           $233,470              $201,950
                                              --------              --------

Total time deposits in excess of $100 as of December 31, 2002 and 2001 were $73,086 and $68,520, respectively.

8.    BORROWINGS

The following is a summary of borrowings outstanding at December 31:

                                                         2002           2001
                                                         ----           ----
Short-term:
  Federal Home Loan Bank overnight advances           $  8,500      $     --
  Securities sold under repurchase agreements           16,167        17,412
  Federal Home Loan Bank term advances                  10,000            --
  Repurchase agreements                                 15,000        25,013
                                                      --------      --------
    Total short-term borrowings                         49,667        42,425
                                                      --------      --------
Long-term:
  Federal Home Loan Bank term advances                  55,000        40,000
  Repurchase agreements                                 50,000        50,000
                                                      --------      --------
    Total long-term borrowings                         105,000        90,000
                                                      --------      --------
    Total borrowings                                  $154,667      $132,425
                                                      --------      --------

The principal balance, interest rate and maturity of the preceding borrowings at December 31, 2002 is as follows:

                                              Incurred
Term                                            Date      Principal    Rates
                                              --------    ---------    -----
Short-term:
  Federal Home Loan Bank overnight advances   12/31/02     $  8,500     1.35%
  Securities sold under repurchase agreements 12/31/02       16,167     1.22%
                                              --------     --------     ----
    Total overnight borrowings                               24,667

  Federal Home Loan Bank term advances
    original term - 1 year                      3/1/02       10,000     1.42%
                                              --------     --------     ----
    Total advances                                           10,000

  Repurchase agreements
     original term - 35 days                  12/26/02       10,000     1.43%
     original term - 97 days                  12/26/02        5,000     1.43%
                                              --------     --------     ----
     Total repurchase agreements                             15,000
                                              --------     --------     ----
Total short-term borrowings                                $ 49,667
                                              --------     --------     ----

Long-term:
  Federal Home Loan Bank term advances
    original term - 10 years                   7/20/00    $   5,000     5.92%
    original term - 10 years                   7/26/00        5,000     6.30%
    original term - 2 years                    1/24/01        5,000     5.48%
    original term - 2 years                     2/1/01        5,000     5.12%
    original term - 10 years                   4/27/01        5,000     4.13%
    original term - 3 years                    5/22/01       10,000     5.26%
    original term - 2.25 years                12/24/02        5,000     1.50%
    original term - 2.75 years                12/24/02        5,000     1.50%
    original term - 3.25 years                12/24/02        5,000     1.50%
    original term - 3.75 years                12/24/02        5,000     1.51%
                                              --------    ---------     ----
    Total advances                                           55,000

   Repurchase agreements
    original term - 2 years                    7/18/01       10,000     4.53%
    original term - 3 years                    7/18/01       10,000     4.99%
    original term - 3 years                    8/20/01       10,000     4.64%
    original term - 2 years                    9/26/01       20,000     3.49%
                                              --------    ---------     ----
    Total repurchase agreements                              50,000
                                              --------    ---------     ----
Total long-term borrowings                                $ 105,000
                                              --------    ---------     ----

Information related to borrowings at December 31 is as follows:

                                                         2002           2001
                                                         ----           ----
Maximum outstanding at any month end                $ 156,692       $132,425
Average amount outstanding during the year          $ 142,628       $ 82,970
                                                    ---------       --------
Average interest rate during the year                    3.54%          4.69%
                                                    ---------       --------

Average amounts outstanding and average interest rates are computed using monthly averages.

      The Company offers retail repurchase agreements primarily to its larger business customers. Under the terms of the agreement, the Company sells investment portfolio securities to the customer agreeing to repurchase the securities at a specified later date. The Company views the borrowing as a deposit alternative for its business customers. The Company at December 31, 2002 had securities with a carrying value of $22,921 pledged as collateral for these agreements.

      At December 31, 2002 and 2001, the Company had available an overnight line of credit and a one-month overnight repricing line of credit with the Federal Home Loan Bank of New York (FHLB), that totaled $70,210 and $56,990, respectively, of which $8,500 and $0 was outstanding as of December 31, 2002 and 2001, respectively. The Company also has access to the FHLB's Term Advance Program under which it can borrow at various terms and interest rates. Residential mortgage loans in the amount of $149,087 have been pledged by the Company under a blanket collateral agreement to secure the Company's line of credit and term borrowings. At December 31, 2002, the Company's total borrowing capacity with the FHLB was $106,595.

      Repurchase agreements outstanding at December 31, 2002 are at interest rates ranging from 1.43% to 4.99%. The face value at December 31, 2002 of investment securities pledged under repurchase agreements and other borrowings approximated $68,900.

      At December 31, 2002 and 2001, the Company had available $15,000 of lines of credit with other financial institutions which were unused.

9.    INCOME TAXES

The provision for income taxes for the years ended December 31 is summarized as follows:

   (Dollars In Thousands)
                                                  2002         2001        2000
                                                  ----         ----        ----
Current tax expense                             $2,596       $2,102      $2,257
Deferred tax benefit                              (245)        (385)       (225)
                                                ------       ------      ------
Total provision for income taxes                $2,351       $1,717      $2,032
                                                ------       ------      ------
The provision for income taxes includes the following:

                                                  2002         2001        2000
                                                  ----         ----        ----
Federal income tax                              $1,993       $1,422      $1,746
New York State franchise tax                       358          295         286
                                                ------       ------      ------
Total                                           $2,351       $1,717      $2,032
                                                ------       ------      ------

The components of deferred income taxes, included in other liabilities, at December 31, are as follows:

                                                               2002         2001
                                                               ----         ----
Assets:
Allowance for loan and lease losses                          $1,796       $1,518
Postretirement benefits                                       1,127        1,075
Deferred compensation                                         1,032        1,090
Other                                                            73           63
                                                             ------       ------
Total Assets                                                 $4,028       $3,746
                                                             ------       ------
Liabilities:
Investment securities                                        $4,362       $  845
Depreciation                                                    343          341
Other                                                           221          187
                                                             ------       ------
Total Liabilities                                            $4,926       $1,373
                                                             ------       ------
Net deferred tax (liability) asset                           $ (898)      $2,373
                                                             ------       ------

A reconciliation between the statutory federal income tax rate and the effective income tax rate for 2002, 2001, and 2000 is as follows:

                                                  2002        2001        2000
                                                  ----        ----        ----
Statutory federal income tax rate                  34.0%      34.0%      34.0%
State franchise tax, net of federal tax benefit     1.1%       0.7%       1.7%
Tax exempt income                                 (10.8%)    (12.0%)    (11.0%)
Other, net                                          1.1%      (0.5%)      2.6%
                                                  -----      -----      -----
Total                                              25.4%      22.2%      27.3%
                                                  -----      -----      -----
10.   RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

The Company provides retirement benefits through a defined contribution 401(k) plan that covers substantially all of its employees. Contributions to the Company's 401(k) plan are determined by the Board of Directors and are based on percentages of compensation for eligible employees. Contributions are funded following the end of the plan (calendar) year. Company contributions to the plan were $475, $461, and $470 in 2002, 2001, and 2000, respectively. Prior to July 1, 1999, a group of employees were covered by a noncontributory defined benefit pension plan. That plan was terminated effective June 30, 1999 and following a satisfactory review by the Internal Revenue Service, distributions of plan participants benefit obligations were completed during the third quarter of 2000, and there were no assets remaining at December 31, 2000. The pension plan had net periodic costs of $458 in 2000.

The Company also provides postretirement medical and life insurance benefits to qualifying employees. Benefits are available to full-time employees who have worked 15 years and attained age 55. Retirees and certain active employees with more than 20 years of service to the Company continue to receive benefits in accordance with plans that existed at First National Bank of Cortland and Oneida Valley National Bank, prior to the merger of the banks in 1999.

The following tables set forth the changes in the postretirement plans, fair value of plan assets, and accrued benefit cost as of December 31, 2002 and 2001:

   (Dollars In Thousands)

                                                 2002            2001
                                                 ----            ----
Change in benefit obligation:
Benefit obligation at beginning of year       $ 3,755         $ 3,096
Service cost                                      108              65
Interest cost                                     288             226
Amendments                                        451              --
Actuarial loss/(gain)                             548             521
Benefits paid                                    (255)           (153)
                                              -------         -------
Benefit obligation at end of year             $ 4,895         $ 3,755
                                              -------         -------

                                                 2002            2001
                                                 ----            ----
Components of prepaid/accrued benefit cost:
Unfunded status                               $(4,895)        $(3,755)
Unrecognized prior service cost/(benefit)         349             (73)
Unrecognized actuarial net loss                 1,677           1,168
                                              -------         -------
Accrued benefit obligation at
   end of year                                $(2,869)        $(2,660)
                                              -------         -------

      The weighted average discount rate used in determining the benefit obligation as of December 31, 2002 and 2001 was 6.50% and 7.00%, respectively.

      For measurement purposes, with respect to the postretirement benefit plans, a 10.0 percent annual rate of increase in the per capita cost of covered health care benefits is assumed for 2003. The rate is assumed to decrease gradually to 4.5 percent by the year 2011 and remain at that level thereafter.

The composition of the plan's net periodic cost for the years ended December 31 is as follows:

(Dollars In Thousands)

                                           2002      2001      2000
                                           ----      ----      ----
Service cost                               $108      $ 65      $ 54
Interest cost                               288       226       223
Amortization of unrecognized prior
   service cost                              69         8        15
                                           ----      ----      ----
Net periodic cost                          $465      $299      $292
                                           ----      ----      ----

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                ONE PERCENTAGE    ONE PERCENTAGE
                                                POINT INCREASE    POINT DECREASE
                                                --------------    --------------
Effect on total service and interest
  cost components                                      43              (35)
Effect on postretirement plan obligations             468             (393)

11.   DEFERRED COMPENSATION AND SUPPLEMENTAL RETIREMENT PLANS

The Company maintains optional deferred compensation plans for its directors, whereby fees normally received are deferred and paid by the Company upon the retirement of the director. At December 31, 2002 and 2001 other liabilities included approximately $1,114 and $1,238, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2002, 2001, and 2000 approximated $218, $242, and $162, respectively.

      The Company has supplemental executive retirement plans for certain employees. Included in other assets, the Company has segregated assets of $911 and $1,038 at December 31, 2002 and 2001, respectively, to fund the estimated benefit obligation. At December 31, 2002 and 2001, other liabilities included approximately $1,535 and $1,538 accrued under these plans. The benefit obligation, service cost, and actuarial gain/(loss) were $1,697, $254, and ($79), respectively, at December 31, 2002 and $1,624, $277, and ($8),
respectively, at December 31, 2001. Compensation expense includes approximately $223, $302, and $138 relating to these plans at December 31, 2002, 2001, and 2000, respectively.

12.   STOCK OPTION PLAN

The Company has a long-term incentive compensation plan that has been approved by the shareholders authorizing the use of 550,000 shares of authorized but unissued common stock of the Company. Under the plan, the Board of Directors may grant incentive stock options, non-qualified stock options, and restricted stock awards to officers, employees, and certain other individuals. Of the 346,196 options outstanding at December 31, 2002, 320,196 of the options were issued with a 10-year term, vesting one year after the issue date, and exercisable based on the Company achieving specified stock prices. 20,000 of the options issued vest and become exercisable ratably over a three-year period. 6,000 of the options were issued with a five-year term and vested on issuance.

Activity in the plan for 2002, 2001, and 2000 was as follows:

                                          RANGE OF                       WEIGHTED AVERAGE
                        OPTIONS       OPTION PRICE          SHARES      EXERCISE PRICE OF
                    OUTSTANDING          PER SHARE     EXERCISABLE    OPTIONS OUTSTANDING
                    -----------       ------------     -----------    -------------------
2000
Granted                 296,914      $17.75-$24.75               0                $ 22.66
Exercised                     0                  0               0                      0
Forfeited               100,000                  0         (33,334)               $29.125
Ending balance          306,914      $17.75-$24.75           3,334                $ 22.63

2001
Granted                  21,500      $18.25-$20.25               0                $ 19.08
Exercised                     0                  0               0                      0
Forfeited                11,541                  0               0                $ 24.75
Ending balance          316,873      $17.75-$24.75          71,750                $ 22.31

2002
Granted                  63,900             $23.50               0                $ 23.50
Exercised                12,500      $17.75-$18.25               0                $ 17.79
Forfeited                22,077      $17.75-$24.75               0                $ 24.11
Ending balance          346,196      $17.75-$24.75         104,042                $ 22.58

As of December 31, 2002, 10,000 of the options issued in 1999 were exercisable at an exercise price of $21.75. The options have a remaining life of 6.20 years. As of December 31, 2002, 36,667 and 40,500 options issued in 2000 were exercisable at an exercise price of $18.50 and $17.75, respectively. These options have a remaining life of 7 years. As of December 31, 2002, 6,000, 6,750 and 4,125 options issued in 2001 were exercisable at an exercise price of $18.25, $19.00 and $20.25, respectively. These options have a remaining life ranging from 3 to 8 years. As of December 31, 2002, none of the 63,900 options issued in 2002 were exercisable. These options have a remaining life of 9 years.

13.   COMMITMENTS AND CONTINGENT LIABILITIES

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

   Financial instruments whose contract amounts represent credit risk:

(Dollars In Thousands)
                                 CONTRACT AMOUNT
                                2002        2001
                                ----        ----
Commitments to
   extend credit             $70,738     $63,374
Standby letters of credit    $ 4,031     $ 1,067

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

      Principal operating leases are for bank premises. At December 31, 2002, aggregate future minimum lease payments under noncancelable operating leases with initial or remaining terms equal to or exceeding one year consisted of the following: 2003-$419; 2004-$348; 2005-$339; 2006-$339; 2007-$331; and $1,536
thereafter. Total rental expenses amounted to $426 in 2002, $242 in 2001, and $241 in 2000.

      The Company is required to maintain a reserve balance as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ended December 31, 2002 was $4,872.

14.   DIVIDENDS AND RESTRICTIONS

The primary source of cash to pay dividends to the Company's shareholders is through dividends from its banking subsidiary. The Federal Reserve Board and the Office of the Comptroller of the Currency are authorized to determine certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends. The payment of dividends that deplete a bank's capital base could be deemed to constitute such an unsafe or unsound practice. Banking organizations may generally only pay dividends from the combined current year and prior two years net income less any dividends previously paid during that period. At December 31, 2002, approximately $4,800 was available for the declaration of dividends by the Bank. There were no loans or advances from the subsidiary Bank to the Company at December 31, 2002.

15.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts and estimated fair values of financial instruments are as follows:

                                 DEC. 31, 2002    DEC. 31, 2002      DEC. 31, 2001   DEC. 31, 2001
                               CARRYING AMOUNT       FAIR VALUE    CARRYING AMOUNT      FAIR VALUE
                               ---------------    -------------    ---------------      ----------
Financial Assets:
Cash and cash equivalents             $ 21,474         $ 21,474           $ 21,626        $ 21,626
Investment securities                  314,994          316,434            272,690         273,477
Net loans                              409,204          421,024            371,260         377,841
                                      --------         --------           --------        --------
Total Financial Assets                $745,672         $758,932           $665,576        $672,944
                                      --------         --------           --------        --------
Financial Liabilities:
Deposits                              $546,653         $549,205           $499,292        $500,980
Borrowings                             154,667          158,799            132,425         138,772
                                      --------         --------           --------        --------
Total Financial Liabilities           $701,320         $708,004           $631,717        $639,752
                                      --------         --------           --------        --------

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

16.   REGULATORY MATTERS

The Company and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and its subsidiary Bank met all capital adequacy requirements to which they are subject. As of September 30, 2001, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "well-capitalized," under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized," the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the institution's category. The Company's actual capital amounts and ratios are presented in the following table:

                                                                                        TO BE WELL
                                                                                 CAPITALIZED UNDER
                                                                  FOR CAPITAL    PROMPT CORRECTIVE
                                                            ADEQUACY PURPOSES    ACTION PROVISIONS
                                                            -----------------    -----------------
                                          AMOUNT     RATIO    AMOUNT    RATIO     AMOUNT     RATIO
                                          ------     -----    ------    -----     ------     -----
As of December 31, 2002
Total Capital (to Risk-Weighted Assets)  $61,505    14.09%   $34,930   >/=8.00%    $43,662   >/=10.00%
Tier I Capital (to Risk-Weighted Assets)  56,486    12.94%    17,465   >/=4.00%     26,198   >/= 6.00%
Tier I Capital (to Average Assets)        56,486     7.41%    30,484   >/=4.00%     38,105   >/= 5.00%
                                         -------    -----    -------   -------     -------   --------
As of December 31, 2001
Total Capital (to Risk-Weighted Assets)  $56,698    13.08%   $34,842   >/=8.00%    $43,553   >/=10.00%
Tier I Capital (to Risk-Weighted Assets)  52,220    12.05%    17,421   >/=4.00%     26,132   >/= 6.00%
Tier I Capital (to Average Assets)        52,220     7.53%    25,947   >/=4.00%     32,433   >/= 5.00%
                                         -------    -----    -------   -------     -------   --------

17.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 2002 and 2001 is as follows:

THREE MONTHS ENDED       3/31/02   6/30/02   9/30/02  12/31/02  3/31/01  6/30/01  9/30/01 12/31/01
                         -------   -------   -------  --------  -------  -------  ------- --------

Total interest income    $10,455   $10,786   $10,798   $10,675  $10,571  $10,528  $11,211  $10,814
Total interest expense     3,876     4,108     4,105     3,855    5,609    5,073    4,944    4,339
Net interest income        6,579     6,678     6,693     6,820    4,962    5,455    6,267    6,475
Provision for loan losses    561       534       480       320      590      490      585      790
Noninterest income         1,572     1,710     1,875     1,607    2,017    1,698    1,362    1,914
Noninterest expense        5,433     5,607     5,717     5,620    4,915    4,912    4,983    5,157
Income before
   income taxes            2,157     2,247     2,371     2,487    1,474    1,751    2,061    2,442
Provision for
   income taxes              535       554       608       654      309      391      459      558
Net Income                 1,622     1,693     1,763     1,833    1,165    1,360    1,602    1,884
Earnings per share:
   Basic                 $  0.47   $  0.49   $  0.51   $  0.53  $  0.32  $  0.38  $  0.46   $  0.55
   Diluted               $  0.47   $  0.49   $  0.51   $  0.52  $  0.32  $  0.38  $  0.46   $  0.54
                         -------   -------   -------   -------  -------  -------  -------   -------

18.   PARENT COMPANY FINANCIAL INFORMATION

Condensed financial statement information of Alliance Financial Corporation is as follows:

Balance Sheets
Assets                                          DEC. 31, 2002   DEC. 31, 2001
                                                -------------   -------------
Investment in subsidiary Bank                         $60,228         $53,343
Cash                                                    3,178             919
Investment securities                                     238             201
                                                      -------         -------
Total Assets                                          $63,644         $54,463
                                                      -------         -------
Liabilities

Dividends payable                                         691           1,000
                                                      -------         -------
Total Liabilities                                         691           1,000
                                                      -------         -------
Shareholders' Equity
Common stock                                            3,828           3,815
Surplus                                                 7,306           7,096
Undivided profits                                      53,272          49,086
Accumulated other comprehensive income                  6,467           1,243
Treasury stock                                         (7,920)         (7,777)
                                                      -------         -------
Total Shareholders' Equity                            $62,953         $53,463
                                                      -------         -------
Total Liabilities and Shareholders' Equity            $63,644         $54,463
                                                      -------         -------

Statements of Income

                                      YEARS ENDED DEC. 31, 2002     DEC. 31, 2001   DEC. 31, 2000
                                      -------------------------     -------------   -------------

Dividend income from subsidiary Bank                     $5,000            $4,000          $4,500
Investment income                                             4                 6               9
Gain on the sale of securities                              250                --             181
Operating expenses                                           (4)              (29)            (19)
                                                         ------            ------          ------
                                                          5,250             3,977           4,671
Equity in undistributed income
   of subsidiary                                          1,661             2,034             754
                                                         ------            ------          ------
Net Income                                               $6,911            $6,011          $5,425
                                                         ------            ------          ------

Statements of Cash Flows
                                      YEARS ENDED DEC. 31, 2002     DEC. 31, 2001   DEC. 31, 2000
                                      -------------------------     -------------   -------------

Operating Activities
Net Income                                              $ 6,911           $ 6,011         $ 5,425
Adjustments to reconcile net income
      to net cash provided by operating activities:
   Equity in undistributed net income
      of subsidiary                                      (1,661)           (2,034)           (754)
   Realized investment security gains                      (250)               --            (181)
                                                        -------           -------         -------
Net Cash Provided by Operating Activities                 5,000             3,977           4,490

Investing Activities
Purchase of investment securities, available-for-sale      (238)             (173)           (128)
Proceeds from sales of investment securities,
   available-for-sale                                       451                --             548
                                                        -------           -------         -------
Net Cash Provided by (Used in) Investing Activities         213              (173)            420

Financing Activities
Treasury stock purchased                                   (143)           (3,169)         (1,889)
Proceeds from the issuance of common stock                  223                --              --
Cash dividends paid                                      (3,034)           (2,623)         (2,483)
                                                        -------           -------         -------
Net Cash Used in Financing Activities                    (2,954)           (5,792)         (4,372)
                                                        -------           -------         -------
Increase (Decrease) in Cash and Cash Equivalents          2,259            (1,988)            538
                                                        -------           -------         -------
Cash and Cash Equivalents at Beginning of Year              919             2,907           2,369
                                                        -------           -------         -------
Cash and Cash Equivalents at End of Year               $  3,178             $ 919         $ 2,907

Supplemental Disclosures of Cash Flow Information:
Noncash financing activities:
       Dividend declared and unpaid                    $    691          $  1,000         $   668

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

Syracuse, New York
March 28, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

Audit and Compliance Committee and
Shareholders of Alliance Financial Corporation

      In our opinion, the accompanying consolidated statement of condition and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Alliance Financial Corporation and Subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers
Syracuse, New York
January 17, 2003

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

Item 14 - Controls and Procedures

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of December 31, 2002, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that the Company's disclosure controls and procedures as of December 31, 2002 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART IV

Item 15 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   Documents filed as part of this report:

      (1)   The following financial statements are included in Item 8:

            Consolidated Statements of Condition at December 31, 2002 and 2001.

            Consolidated Statements of Income For Each of the Three Years in the Period Ended December 31, 2002.

            Consolidated Statements of Comprehensive Income For Each of the Three Years in the Period Ended December 31, 2002.

            Consolidated Statements of Shareholders' Equity For Each of the Three Years in the Period Ended December 31, 2002.

            Consolidated Statements of Cash Flows For Each of the Three Years in the Period Ended December 31, 2002.

            Notes to Consolidated Financial Statements.

            Independent Accountants' Report.

            Report of Management's Responsibility

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

10.11 Employment Agreement, dated as of May 1, 2000, by and among the Company, Alliance Bank, N.A. and Jack H. Webb(5)

10.12 Supplemental Retirement Agreement, dated as of May 1, 2000, by and among the Company, Alliance Bank, N.A. and Jack H. Webb(5)

10.13 First National Bank of Cortland Excess Benefit Plan for David R. Alvord, dated December 31, 1991, and all amendments thereto(6)

10.14 Oneida Valley National Bank Supplemental Retirement Income Plan for John C. Mott, dated September 1, 1997, and all amendments thereto(7)

21        List of the Company's Subsidiaries(8)

23        Consent of PricewaterhouseCoopers LLP(8)

99.1 Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

99.2 Certification of David P. Kershaw, Treasurer and Chief Financial Officer of the Registrant,pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

      (1) Incorporated herein by reference to the exhibit with the same number to the Registration Statement on Form S-4 (Registration No. 333-62623) of the Company previously filed with the Securities and Exchange Commission (the "Commission") on August 31, 1998, as amended.

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

      (7) Incorporated herein by reference to the exhibit number 10.14 to annual reports on Form 10-K of the Company (File No. 0-15366) filed with the Commission on March 29, 2002.

      (8)   Filed herewith

(b)   Reports on Form 8-K

      On December 17, 2002, the Company filed a Current Report on Form 8-K to report that the Company authorized repurchase of up to an aggregate of 100,000 shares of its common stock.

(c)   See Item 15 (a) (3) above.

(d)   See Item 15 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ALLIANCE FINANCIAL CORPORATION
                                        (Registrant)


Date   March 28, 2003           By /s/ Jack H. Webb
                                   --------------------
                                   Jack H. Webb, Chairman, President & CEO
                                   (Principal Executive Officer)

Date   March 28, 2003           By /s/ David P. Kershaw
                                   --------------------
                                   David P. Kershaw, Treasurer & CFO
                                  (Principal Financial and Accounting Officer)

                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

1. I, Jack H. Webb, have reviewed this annual report on Form 10-K of Alliance Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 28, 2003
                                 /s/  Jack H. Webb
                                      --------------------
                               Name:  Jack H. Webb
                               Title: Chairman of the Board, President and Chief
                                       Executive Officer

                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

1. I, David P. Kershaw, have reviewed this annual report on Form 10-K of Alliance Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003


                                /s/ David P. Kershaw
                                    --------------------
                                Name: David P. Kershaw
                                Title:  Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

/s/ Mary Pat Adams                                   Date   March 25, 2003
--------------------------------------------
Mary Pat Adams, Director

/s/ Donald S. Ames                                   Date    March 25, 2003
--------------------------------------------
Donald S. Ames, Director

/s/ John H. Buck                                     Date    March 25, 2003
--------------------------------------------
John H. Buck, Director

/s/ Donald H. Dew                                    Date    March 25, 2003
--------------------------------------------
Donald H. Dew, Director

/s/ Peter M. Dunn                                    Date    March 25, 2003
--------------------------------------------
Peter M. Dunn, Director

/s/ David P. Kershaw                                 Date    March 25, 2003
--------------------------------------------
David P. Kershaw, Treasurer and Director
(Principal Financial and Accounting Officer)

/s/ Samuel J. Lanzafame                              Date    March 25, 2003
--------------------------------------------
Samuel J. Lanzafame, Director

/s/ Robert M. Lovell                                 Date    March 25, 2003
--------------------------------------------
Robert M. Lovell, Director

/s/ Margaret G. Ogden                                Date    March 25, 2003
--------------------------------------------
Margaret G. Ogden, Director

/s/ Charles E. Shafer                                Date    March 25, 2003
--------------------------------------------
Charles E. Shafer, Director

/s/ Charles H. Spaulding                             Date    March 25, 2003
--------------------------------------------
Charles H. Spaulding, Director

/s/ Paul M. Solomon                                  Date    March 25, 2003
--------------------------------------------
Paul M. Solomon, Director

/s/ David J. Taylor                                  Date    March 25, 2003
--------------------------------------------
David J. Taylor, Director

/s/ Jack H. Webb                                     Date    March 25, 2003
--------------------------------------------
Jack H. Webb, Chairman, President
& CEO and Director
(Principal Executive Officer)

Exhibit 21 -- Subsidiaries

Subsidiaries of the Registrant

      Alliance Bank, N.A. is a wholly owned subsidiary of Alliance Financial Corporation and is a national banking association organized under the laws of the United States.

      Alliance Preferred Funding Corp. is a substantially wholly owned subsidiary of Alliance Bank, N.A. and is organized under the laws of the State of Delaware.

      Alliance Leasing Inc. is a wholly owned subsidiary of Alliance Bank, N.A. and is organized under the laws of the State of New York.