Form 10-Q
period 2003-03-31
ALLIANCE FINANCIAL CORP /NY/
filed 2003-05-12
CIK 796317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

|X|

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number 0-15366

ALLIANCE FINANCIAL CORPORATION

(Exact name of Registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-1276885 (IRS Employer I.D. #)

120 Madison Street, Syracuse, New York (Address of principal executive offices)	13202 (Zip Code)

Registrant’s telephone number including area code: (315) 475-4478

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

The number of shares outstanding of the Registrant’s common stock on May 7, 2003: Common Stock, $1.00 Par Value – 3,514,503 shares.

SIGNATURES

CERTIFICATIONS

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

ALLIANCE FINANCIAL CORPORATION
Consolidated Statements of Condition
(Dollars in Thousands)

	March 31, 2003	December 31, 2002

	(Unaudited)

ASSETS
Cash and due from banks	$21,067	$21,474
Federal funds sold	—	—

Total cash and cash equivalents	21,067	21,474
Held-to-maturity investment securities	5,449	6,188
Available-for-sale investment securities	305,772	308,806

Total investment securities (fair value $311,976 & $316,434, respectively)	311,221	314,994
Total loans and leases	423,551	414,277
Unearned income	(64)	(54)
Allowance for loan and lease losses	(5,686)	(5,019)

Net loans and leases	417,801	409,204

Bank premises, furniture, and equipment	10,181	10,280
Accrued interest receivable	4,307	4,159
Other assets	14,534	14,839

Total Assets	$779,111	$774,950

LIABILITIES
Non-interest-bearing deposits	$59,184	$54,113
Interest-bearing deposits	506,357	492,540

Total deposits	565,541	546,653
Borrowings	141,345	154,667
Accrued interest payable	1,230	1,477
Other liabilities	8,187	9,200

Total Liabilities	716,303	711,997

SHAREHOLDERS’ EQUITY
Preferred stock (par value $25.00) 1,000,000 shares authorized, none issued
Common stock (par value $1.00) 10,000,000 shares authorized 3,852,220 and 3,827,805 shares issued; 3,478,128 and 3,453,713 shares outstanding, respectively	3,852	3,828
Surplus	7,952	7,306
Unamortized value of restricted stock	(539)	—
Undivided profits	54,232	53,272
Accumulated other comprehensive income	5,231	6,467
Treasury stock, at cost; 374,092 shares and 374,092 shares, respectively	(7,920)	(7,920)

Total Shareholders’ Equity	62,808	62,953

Total Liabilities & Shareholders’ Equity	$779,111	$774,950

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in Thousands, except per share data)

	Three Months Ended March 31,

	2003	2002

Interest Income:
Interest and fees on loans and leases	$6,906	$6,941
Interest on investment securities	3,523	3,498
Interest on federal funds sold	17	16

Total Interest Income	10,446	10,455

Interest Expense:
Interest on deposits	2,388	2,669
Interest on borrowings	1,127	1,207

Total Interest Expense	3,515	3,876

Net Interest Income	6,931	6,579

Provision for loan and lease losses	953	561

Net Interest Income After Provision for Loan and Lease Losses	5,978	6,018

Other Income	1,991	1,572

Total Operating Income	7,969	7,590

Other Expenses	5,669	5,433

Income Before Income Taxes	2,300	2,157

Provision for income taxes	610	535

Net Income	$1,690	$1,622

Net Income per Common Share – Basic	$.49	$.47

Net Income per Common Share – Diluted	$.48	$.47

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE FINANCIAL CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2003
(Unaudited)
(Dollars in Thousands)

	Issued Common Shares	Common Stock	Surplus	Unamortized Value of Restricted Stock	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2002	3,827,805	$3,828	$7,306	$0	$53,272	$6,467	$(7,920)	$62,953

Comprehensive income
Net Income					1,690			1,690

Other comprehensive income, net of taxes:

Unrealized depreciation in available for sale securities, net of reclassification adjustment						(1,236)		(1,236)

Comprehensive income								454

Issuance of restricted stock	19,500	19	532	(551)				—

Amortization of restricted stock				12				12

Stock options exercised	4,915	5	114					119

Cash dividend, $.21 per share					(730)			(730)

Balance at March 31, 2003	3,852,220	$3,852	$7,952	$(539)	$54,232	$5,231	$(7,920)	$62,808

The accompanying notes are an integral part of the financial statements.

ALLIANCE FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,

	2003	2002

OPERATING ACTIVITIES
Net Income	$1,690	$1,622
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	953	561
Provision for depreciation	304	358
Increase in surrender value of life insurance	(116)	(118)
Realized investment security gains	(368)	(132)
Realized gain on the sale of assets	(5)	(32)
Amortization of investment security premiums and discounts, net	163	250
Proceeds from the sale of mortgage loans	10,018	1,911
Origination of loans held for sale	(9,959)	(1,877)
Gain on the sale of loans	(59)	(34)
Restricted stock expense	12	—
Change in other assets and liabilities	(202)	(1,114)

Net Cash Provided by Operating Activities	2,431	1,395

INVESTMENT ACTIVITIES
Proceeds from maturities of investment securities, available-for-sale	19,252	15,922
Proceeds from maturities of investment securities, held-to-maturity	841	854
Purchase of investment securities, available-for-sale	(31,345)	(55,672)
Purchase of investment securities, held-to-maturity	(102)	(327)
Proceeds from the sale of investment securities	13,272	13,057
Net increase in loans and leases	(9,550)	(12,667)
Purchase of premises and equipment	(387)	(256)
Proceeds from the sale of premises and equipment	187	185

Net Cash Used by Investing Activities	(7,832)	(38,904)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW & savings accounts	24,965	25,555
Net decrease in time deposits	(6,077)	(2,778)
Net (decrease) increase in short-term borrowings	(13,322)	11,068
Net (decrease) increase in long-term borrowings	—	—
Proceeds from the exercise of stock options	119	20
Treasury Stock purchased	—	(143)
Cash dividends	(691)	(1,000)

Net Cash Provided by Financing Activities	4,994	32,722
Decrease in Cash and Cash Equivalents	(407)	(4,787)
Cash and cash equivalents at beginning of year	21,474	21,626

Cash and Cash Equivalents at End of Period	$21,067	$16,839

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$3,762	$3,910
Income taxes	530	360
Non-Cash Investing Activities:
Decrease in net unrealized gains/losses on available-for-sale securities	2,060	2,044
Non-Cash Financing Activities:
Dividend declared and unpaid	730	653

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.

Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of the Company, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2002 and for the three-year period then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part I.

All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months ended March 31, 2003 and 2002.

B.

Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months ended March 31, 2003 and 2002, using 3,467,528 and 3,444,559 weighted average common shares outstanding for the three months ended March 31, 2003 and 2002, respectively. Diluted earnings per share gives the effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. Weighted average shares outstanding for the three months ended March 31, 2003 and 2002, adjusted for the effect of the assumed exercise of stock options, were 3,551,225 and 3,471,306 for the three months ended March 31, 2003 and 2002, respectively. There were no antidilutive shares as of March 31, 2003.

C.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s best estimate of probable loan and lease losses in the Company’s loan portfolio. Management’s quarterly evaluation of the allowance for loan and lease losses is a comprehensive analysis that builds a total reserve by evaluating the risks within each loan and lease type, or pool, of similar loans and leases. The Company uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates a reserve for each pool based on the most recent three-year loss rate, adjusted to reflect the expected impact that current trends regarding loan growth, delinquency, losses, economic conditions, and current interest rates are likely to have. For commercial loan and lease pools, the Company establishes a specific reserve allocation for all loans and leases, which have been risk rated under the Company’s risk rating system, as substandard, doubtful, or loss. The specific allocation is based on the most recent valuation of the loan or lease collateral and the customer’s ability to pay. For all other commercial loans and leases, the Company uses the general allocation methodology that establishes a reserve for each risk-rating category. The general allocation methodology for commercial loans and leases considers the same factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management’s best estimate of the probable loan and lease losses in the Company’s loan and lease portfolio.

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

D.

Stock Based Compensation

The Company’s stock-based compensation plan is accounted for based on the intrinsic value method set forth in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of the grant. Compensation expense for restricted share awards is ratably recognized over the period of vesting, usually the restricted period, based on the fair value of the stock on the grant date.

The following table illustrates the effect on net income and earnings per share as if the Black-Scholes fair value method described in SFAS 123, Accounting for Stock-Based Compensation, as amended, had been applied to the Company’s stock-based compensation plan:

	For Quarter ended,

	March 31, 2003	March 31, 2002

Net Income (in thousands)
As reported	$1,690	$1,622
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax effect	(280)	(95)

Pro forma net income	$1,410	$1,527

Net income per share:
Basic - as reported	$0.49	$0.47
Basic - pro forma	0.41	0.44
Diluted - as reported	0.48	0.47
Diluted - pro forma	0.40	0.44

Stock options vest based on a combination of years of service and the achievement of certain stock price targets. Certain price targets were met during the quarter ended March 31, 2003, which resulted in accelerated vesting and attribution. The Company’s stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed. Since changes in the subjective input assumptions can materially affect the fair value estimates, the existing model, in management’s opinion does not necessarily provide a single reliable measure of the fair value of its stock options. In addition, the pro-forma effect on reported net income and earnings per share for the periods presented should not be considered representative of the pro forma effects on reported net income and earnings per share for future periods.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which provides alternative methods of transition for an entity that voluntary changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of FASB Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company will continue to account for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees.

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout this analysis, the term “the Company” refers to the consolidated entity of Alliance Financial Corporation, its wholly-owned banking subsidiary, Alliance Bank, N.A. (the “Bank”), and the Bank’s subsidiaries, Alliance Preferred Funding Corp. and Alliance Leasing, Inc. The Company is a New York corporation, which was formed in November 1998 as a result of the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc.

The following discussion presents material changes in the Company’s results of operations and financial condition during the three months ended March 31, 2003, which are not otherwise apparent from the consolidated financial statements included in this report.

This discussion and analysis contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) an increase in competitive pressures in the banking industry; (2) changes in the interest rate environment that reduce margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (5) changes in business conditions and inflation; (6) changes in the securities markets; (7) changes occur in technology used in the banking business; (8) possible inability to maintain and increase market share and control expenses; and (9) other factors detailed from time to time in the Company’s SEC filings.

Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003

Net income was $1,690,000, or $0.48 per diluted share, for the first quarter of 2003 compared to $1,622,000, or $0.47 per diluted share, for the same period in 2002. Net income increased $68,000, or 4.2%, while diluted earnings per share were up $0.01, or 2.1%, over the comparable period. The return on average assets and return on average shareholder’s equity were 0.87% and 10.68%, respectively, for the three months ended March 31, 2003, compared to 0.91% and 11.84%, respectively, for the first quarter of 2002.

Analysis of Net Interest Income and the Net Interest Margin

For the three months ended March 31, 2003 compared to the three months ended March 31, 2002, net interest income increased $352,000, or 5.4%, to $6,931,000. The increase resulted as a $60,706,000 increase in average earning assets generated additional income that was more than sufficient to offset the negative impact of a net interest margin that declined from 4.16% for the quarter ended March 31, 2002 to 4.03% for the quarter ended March 31, 2003. The increase in average earning assets is due to both strong growth across all loan business lines, as well as significant increases in the investment portfolio. The decline in the net interest margin for the comparable periods resulted as lower market interest rates and competitive pricing pressures pushed asset yields lower, and to a greater degree than the Company’s ability to reduce the costs of interest bearing liabilities.

Total interest income for the quarter ended March 31, 2003 was nearly equal to that reported for the quarter ended March 31, 2002, as the positive impact from higher levels of earning assets offset the negative impact from lower yields. Loan and lease income declined only $35,000, or less than 1%, for the comparable periods, as growth in all loan categories offset the decline in loan and lease yields. Average loan and lease yields declined 63 basis points with indirect auto loans and home equity dominated consumer loans most responsible for the overall yield decline. Average net loans and leases for the comparable periods increased $33,724,000, or 8.8%, with the growth most significant in home equity lines of credit and indirect auto loans. The overall loan mix reflected little change over the past twelve months, with slight increases in the percentage of indirect auto and commercial loans and leases to total loans offsetting slight declines in the percentage of residential mortgage and consumer loans to total loans. Investment income, that increased $25,000, or less than 1%, for the comparable periods, rose as an increase of $25,372,000, or 9.1% in average investments generated revenue that offset the negative impact on earnings from a 38 basis point decline in the average portfolio yield. The growth in investments over the past twelve months, which was funded by shorter-term borrowings, represented attractive buying opportunities both as to yield and as a spread over borrowings.

Interest expense declined $361,000, or 9.3%, to $3,515,000 for the quarter ended March 31, 2003 when compared to the same period in 2002, as lower market interest rates positively impacted the average rate paid on interest bearing liabilities, reducing it by 45 basis points. The decline in the average rate paid on interest bearing liabilities, by far offset increased costs associated with a $55,534,000, or 9.4%, increase in average interest bearing liabilities. Although average interest bearing deposits for the comparable periods increased $50,382,000, or 11.1%, deposit expense declined $281,000, as the average rate paid on interest bearing deposits fell by 46 basis points. The lower average rate paid reflected lower rates paid on all categories of deposits, with the largest percentage reductions in the interest bearing demand and time deposit categories. For the comparable periods, there was a slight change in the average deposit mix, as average time deposits as a percentage of total average deposits increased 2%, to 41.4% of total average deposits. All other categories declined. Average non-interest bearing demand deposits increased $2,271,000, or 4.2%, for the comparable periods, but as a percentage of total deposits, declined from 10.7% for the quarter ended March 31, 2002 to 10.1% for the quarter ended March 31, 2003. Although average borrowings increased for the comparable periods $5,152,000, or 3.7%, interest expense on the borrowings declined $80,000, or 6.6%, as the average rate paid on borrowings declined 34 basis points.

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

For the three months ended March 31,	2003			2002

(Dollars in thousands)
	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid

ASSETS:
Interest earning assets:
Federal Funds Sold	$5,358	$17	1.27%	$3,748	$16	1.65%
Taxable investment securities	$241,270	$2,814	4.67%	$224,552	$2,863	5.10%
Nontaxable investment securities	$62,349	$1,074	6.89%	$53,695	$962	7.17%
Real Estate Loans	$152,943	$2,725	7.13%	$145,581	$2,743	7.54%
Commercial Loans & Leases	$134,335	$2,091	6.23%	$127,259	$2,094	6.58%
Indirect Loans	$70,936	$1,175	6.63%	$57,653	$1,127	7.82%
Consumer Loans (net of unearned discount)	$57,563	$915	6.36%	$51,560	$977	7.58%

Total interest-earning assets	724,754	10,811	5.97%	664,048	10,782	6.49%

Noninterest earning assets:
Other assets	48,756			47,217
Less: Allowance for loan and lease losses	(5,188)			(4,594)
Net unrealized gains/(losses) on available-for-sale portfolio	10,740			3,657

Total	$779,062			$710,328

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest bearing assets:
Demand deposits	$82,408	$67	0.33%	$77,783	$124	0.64%
Saving deposits	$189,940	$529	1.11%	$176,426	$657	1.49%
Time deposits	$232,703	$1,792	3.08%	$200,460	$1,888	3.77%
Borrowings	$144,621	$1,127	3.12%	$139,469	$1,207	3.46%

Total interest bearing liabilities	649,672	3,515	2.16%	594,138	3,876	2.61%

Noninterest bearing liabilities:
Demand deposits	56,515			54,244
Other liabilities	9,550			7,157
Shareholders’ equity	63,325			54,789

Total	$779,062			$710,328

Net interest earnings (FTE)		$7,296			$6,906

Net yield on interest-earning assets			4.03%			4.16%

Net interest spread			3.81%			3.88%

Federal tax exemption on non-taxable investment securities included in interest income		$365			$327

The following table sets forth the dollar volume of increase (decrease) in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities, and from changes in rates for the periods indicated. Volume changes are computed by multiplying the volume difference by the prior period’s rate. Rate changes are computed by multiplying the rate difference by the prior period’s balance. The change in interest income and expense due to both rate and volume has been allocated equally between the volume and rate variances.

	FOR THE QUARTER ENDED MARCH 31, 2003 COMPARED TO MARCH 31, 2002 INCREASE (DECREASE) DUE TO

	VOLUME	RATE	NET CHG

(Dollars in thousands)
Interest earned on:
Federal funds sold	$6	$(5)	$1
Taxable investment securities	203	(252)	(49)
Nontaxable investment securities	152	(40)	112
Real estate loans	135	(153)	(18)
Commercial loans and leases	112	(115)	(3)
Indirect loans	240	(192)	48
Consumer loans (net of unearned discount)	105	(167)	(62)

Total interest-earning assets	$953	$(924)	$29

Interest paid on:
Interest-bearing demand deposits	$5	$(62)	$(57)
Savings and money market deposits	45	(173)	(128)
Time deposits	277	(373)	(96)
Borrowings	42	(122)	(80)

Total interest-bearing liabilities	$369	$(730)	$(361)

Analysis of the Provision and Allowance for Loan and Lease Losses

The Company continued to report a trend of lower net loans and leases charged off during the first quarter of 2003, as annualized net charge-offs to average portfolio loans and leases at 0.28% compared favorably to 0.41% for the fourth quarter of 2002, and 0.34% for the entire year of 2002. The improvement in the charge off trend reflects the Company’s efforts in improving the quality of the indirect auto loan portfolio. When comparing the quarter ended March 31, 2003 to the quarter ended March 31, 2002, over 80% of the reduction in net loans charged off is attributable to a reduction in indirect auto loan losses. For the comparable periods, net losses on indirect auto loans, as a percentage of the indirect auto loan portfolio, declined to 1.04% from 1.91%. The annualized loss rate on the Company’s loan and lease portfolio excluding indirect loans, was 12 basis points for the quarter ended March 31, 2003. During the first quarter of 2003, the Company downgraded the risk rating on a $4,100,000 commercial loan relationship, and placed the credit on nonaccrual status. The commercial relationship is with a long-term customer of the Bank, which has been recently impacted by the continuation of a weak economy. As a result, the Company increased its provision expense during the quarter, compared to both the first and fourth quarters of 2002, to provide loan loss reserves associated primarily with the increased risk of this specific credit. At March 31, 2003, the allowance for loan and lease losses as a percentage of total loans and leases increased to 1.34%, from 1.20% a year earlier, and 1.21% at year-end 2002. Within the balance of the allowance for loan and lease losses, the Company has established a specific reserve for the credit, and believes that both the specific reserve for the credit and the overall level of the allowance at March 31, 2003 are adequate. The change in the Company’s loan and lease portfolio credit quality indicators, particularly those relating to non-performing loans and leases, and the provision for loan and lease loss expense, are entirely related to the change in the risk rating of the specific commercial credit. Loan and lease quality indicators, when reviewed excluding the commercial credit, are comparable with those reported at year-end 2002. The Company’s loan and lease delinquency rate, on loans and leases over 30 days past due (but excluding nonaccrual loans and leases) as a percentage of total loans and leases, continues to be at a very low level, reported at 0.60% as of March 31, 2003, compared to 0.76% at March 31, 2002, and 0.93% at December 31, 2002.

The following tables present loan quality ratios for the periods indicated and a summary of the changes in the allowance for loan and lease losses arising from loans charged-off and recoveries on loans previously charged-off and additions to the allowance, which have been charged to expense for the periods indicated.

	Three months ended March 31,

	2003	2002

Net Loans and Leases Charged-off to Average Loans and Leases, Annualized	0.28%	0.41%
Provision for Loan and Lease Losses to Average Loans and Leases, Annualized	0.92%	0.59%
Provision for Loan and Lease Losses to Net Loans and Leases Charged-off	333.22%	140.60%
Allowance for Loan and Lease Losses to Period-end Loans and Leases	1.34%	1.20%
Allowance for Loan and Lease Losses to Nonperforming Loans and Leases	101.29%	309.32%
Allowance for Loan and Lease Losses to Net Loans and Leases Charged-off, Annualized	497.03%	290.73%
Nonperforming Loans and Leases to Period-end Loans and Leases	1.33%	0.39%
Nonperforming Assets to Period-end Assets	0.73%	0.26%

	(Dollars in thousands)
	Three months ended March 31,

	2003	2002

Allowance for Loan and Lease Losses, Beginning of Period	$5,019	$4,478

Loans and Leases Charged-off	(387)	(492)
Recoveries of Loans and Leases Previously Charged-off	101	93

Net Loans and Leases Charged-off	(286)	(399)

Provision for Loan and Lease Losses	953	561

Allowance for Loan and Lease Losses, End of Period	$5,686	$4,640

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated:

(Dollars in thousands)
	Three Months ended March 31,

	2003	2002	Change

Service charges on deposit accounts	$582	$544	$38	6.99%
Trust department services	290	365	(75)	-20.55%
Bank owned life insurance	116	118	(2)	-1.69%
Gain on the sale of loans	59	34	25	73.53%
Other operating income	571	347	224	64.55%

Core noninterest income	$1,618	$1,408	$210	14.91%
Investment securities gains	368	132	236	178.79%
Gain/(loss) on disposal of assets	5	32	(27)	-84.38%

Total noninterest income	$1,991	$1,572	$419	26.65%

Core non-interest income for the quarter ended March 31, 2003 increased $210,000, or 14.9%, when compared to the quarter ended March 31, 2002. Strong growth in other operating income, relating to greater usage of electronic banking services, and increased income from mortgage banking operations, was the primary driver of the increase. Service charge income was up for the comparable periods as overdraft fee income benefited from a price increase. Competitive pressures and continued weakness in the equity markets negatively impacted trust revenues. Total non-interest income for the comparable periods reflected an increase in investment security gains taken in the current quarter, that were associated with opportunities consistent with the Company’s total return to portfolio management approach.

Non-interest Expense

The following table sets forth certain information on non-interest expense for the periods indicated:

	(Dollars in thousands) Three Months ended March 31,

	2003	2002	Change

Salaries, wages, and employee benefits	$3,242	$3,047	$195	6.40%
Building, occupancy, and equipment	925	862	63	7.31%
Other operating expense	1,502	1,524	(22)	-1.44%

Total noninterest expense	$5,669	$5,433	236	4.34%

Non-interest expense for the three months ended March 31, 2003 increased $236,000, or 4.3%, when compared to the quarter ended March 31, 2002. Salary and employee benefit expenses increased in the first quarter of 2003 compared to the same period last year as a result of year over year salary adjustments of approximately 3.5%, and a one-time adjustment to non-officer salaries that was effective at the end of the first quarter of 2002 following a comprehensive market study designed to insure that the Company’s compensation program was competitive to attract and retain high performing employees. Increased occupancy expense for the comparable periods reflects both higher utility and maintenance costs, and increased depreciation expense associated with investment in information technology and communication systems during 2002. An increased focus on expense control resulted in a decline in other operating expense for the comparable periods, with most significant decline reported in costs associated with the purchase of stationery and supplies. Improvement in vendor management and benefits resulting from the Company’s investment in technology, have reduced costs.

Income taxes

The Company’s effective tax rate increased to 26.5% for the three months ended March 31, 2003 compared to 24.8% for the three months ended March 31, 2002.

ANALYSIS OF THE FINANCIAL CONDITION

Total assets increased $4,161,000, or 2.1% on an annualized basis, from $774,950,000 at December 31, 2002 to $779,111,000 at March 31, 2003. For the three months ended March 31, 2003, total loans and leases increased $9,274,000, or 9% on an annualized basis, to $423,551,000. Growth was most significant during the quarter in the indirect auto and commercial loan and lease portfolios. The residential mortgage loan portfolio also reported growth during the quarter, while the direct consumer loan portfolio showed a slight contraction, consistent with historic trends that reflect weakness in demand during each year’s first quarter. During the first three months of 2003, indirect auto loans increased $4,550,000, or 26.5% on an annualized basis, as a result of offering competitively priced loans through a growing base of satisfied new and used car dealers. For the same period, commercial loans and leases were up $4,116,000, or 12.2% on an annualized basis, on growth in both new business relationships and increased usage on lines of credit. Residential mortgage loan activity remained strong during the first three months of 2003, with the Company managing portfolio growth objectives by selling surplus originations to the secondary market. During the period, the residential mortgage loan portfolio increased $1,121,000, or 2.9% on an annualized basis, and $9,959,000 in loans were sold to Freddie Mac. Consumer loans declined $513,000, or 3.6% on an annualized basis, during the first quarter of 2003. In addition to weak demand for consumer credit that is typical during the first quarter of each year, consumers prepaid loans at an increased rate, rolling their debt into mortgage refinancings. Offsetting much of the decline in personal and direct installment loans, was an increase of $2,060,000, or 25.3% on an annualized basis, in outstanding balances on home equity lines of credit. During the first quarter of 2003, the Company originated new home equity lines with aggregate credit limits of $3,785,000. The Company expects that the shift from installment loans to home equity credits within the consumer loan portfolio will improve the overall credit quality of the consumer loan portfolio.

The following table sets forth the composition of the Company’s loan and lease portfolio at the dates indicated:

	(Dollars in thousands)
	March 31, 2003			December 31, 2002			March 31, 2002

	Amount	Percent		Amount	Percent		Amount	Percent

Commercial loans & leases	$138,700	33.2%		$134,584	32.9%		$129,610	33.8%
Real estate mortgage	154,269	36.9%		153,148	37.4%		147,200	38.4%
Indirect Auto	73,361	17.6%		68,811	16.8%		59,331	15.5%
Consumer	57,221	13.7%		57,734	14.1%		51,937	13.5%

Gross Loans & Leases	423,551	101.4%		414,277	101.2%		388,078	101.2%

Less:
Unearned Discount	(64)	(0.0%	)	(54)	(0.0%	)	(72)	(0.0%	)
Allowance for Loan and Lease Losses	(5,686)	(1.4%	)	(5,019)	(1.2%	)	(4,640)	(1.2%	)

Net Loans & Leases	$417,801	100.0%		$409,204	100.0%		$383,366	100.0%

The investment portfolio, as of March 31, 2003 in the amount of $311,221,000, declined $3,773,000, or 4.8% on an annualized basis, since December 31, 2002. Since December 31, 2002, a change in market interest rates has reduced the unrealized gain on the available for sale component of the portfolio by $2,061,000, to $8,717,000.

For the three months ended March 31, 2003, deposits increased $18,888,000, or 13.8% on an annualized basis, to $565,541,000 at the end of the period. The Company’s deposit growth is primarily the result of growth in savings and money market deposits that increased $21,345,000, or 47.9% on an annualized basis. The majority of that growth was in the public funds category. A reduction in time deposits since year-end was offset by an increase in demand deposits, with the majority of the change in mix again in public fund deposits. Both business and personal type deposit balances remained stable during the first quarter of 2003.

The Company’s borrowings, consisting primarily of collateralized repurchase agreements with brokers and advances from the Federal Home Loan Bank (“FHLB”), declined $13,322,000, or 34.5% on an annualized basis, during the first three months of 2003. The growth in deposits provided for the reduction in borrowings.

Liquidity

The Company’s liquidity reflects its ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, and to take advantage of market interest rate opportunities. Funding of loan and lease requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee (“ALCO”) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of March 31, 2003, that liquidity as measured by the Company is in compliance with its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the FHLB, and securities sold under repurchase agreements. During the three months ended March 31, 2003, cash and cash equivalents declined by $407,000, as net cash used by investing activities of $7,832,000, exceeded the net cash provided by operating activities and financing activities of $7,425,000. Net cash provided by financing activities reflects a net increase in deposits of $18,888,000, and a net decrease in borrowings of $13,322,000. Net cash used in investing activities reflects a net increase in loans of $9,550,000, and a net decrease in investment securities of $1,918,000.

As a member of the Federal Home Loan Bank of New York, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans that have been pledged as collateral. As of March 31, 2003, the Bank’s credit limit with the FHLB was $103,800,000. The Bank’s outstanding borrowings from the FHLB on that date were $61,000,000.

Capital Resources

During the three months ended March 31, 2003, shareholders equity declined $145,000 to $62,808,000, and book value per share declined $0.17 to $18.06. Shareholders’ equity was positively impacted during the quarter as a result of net income of $1,690,000, and stock option exercise proceeds of $131,000, which were more than offset by dividend payments of $730,000 and a decline in the unrealized gain on available for sale securities (net of taxes) of $1,236,000.

Capital requirements for the Company and the Bank are established by the Federal Reserve Board and the Office of the Comptroller of the Currency. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of Total and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. The following table compares the Company’s actual capital amounts and ratios to the “well capitalized” category, which is the highest capital category as defined in the regulations.

	Actual		To be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio

As of March 31, 2003
Total Capital (to Risk-Weighted Assets)	$63,263	14.26%	$44,377	>10.00%
Tier I Capital (to Risk-Weighted Assets)	57,577	12.97%	26,626	>6.00%
Tier I Capital (to Average Assets)	57,577	7.39%	38,953	>5.00%
As of December 31, 2002
Total Capital (to Risk-Weighted Assets)	$61,505	14.09%	$43,662	>10.00%
Tier I Capital (to Risk-Weighted Assets)	56,486	12.94%	26,198	>6.00%
Tier I Capital (to Average Assets)	56,486	7.41%	38,105	>5.00%

On December 17, 2002, the Company’s Board of Directors authorized the repurchase of up to 100,000 shares, or approximately 3%, of the Company’s outstanding common stock during the period from January 18, 2003 through January 17, 2004. This authorization replaced previously announced stock repurchase authorizations by the Board. As of March 31, 2003, the Company had not yet purchased any shares under the December 17, 2002 authorization.

Application of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgements that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgements are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgements and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgements are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other third-party sources, when available. When third party information is not available, valuation adjustments are estimated in good faith by management.

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the 2002 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan and lease losses and accrued income taxes to be the accounting areas that require the most subjective and complex judgements, and as such could be the most subject to revision as new information becomes available.

The allowance for loan and lease losses represents management’s estimate of probable loan and lease losses inherent in the loan and lease portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgement and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan and lease losses, and a discussion of the factors driving changes in the amount of the allowance for loan and lease losses is included in this report.

The Company estimates its tax expense based on the amount it expects to owe the respective tax authorities. Taxes are discussed in more detail in Note 9 of the consolidated financial statements included in the 2002 Annual Report on Form 10-K. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position. If the final resolution of taxes payable differs from our estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

Other Information

In December of 1998, the Oneida Indian Nation (“The Nation”) and the U.S. Justice Department filed a motion to amend a long-standing land claim against the State of New York to include a class of 20,000 unnamed defendants who own real property in Madison County and Oneida County. An additional motion sought to include the Company as a representative of a class of landowners. On September 25, 2000, the United States District Court of Northern New York rendered a decision denying the motion to include the landowners as a group, and thus, excluding the Company and many of its borrowers from the litigation. The State of New York, the County of Madison and the County of Oneida remain as defendants in the litigation. This ruling may be appealed by The Nation, and does not prevent The Nation from suing landowners individually, in which case the litigation could involve assets of the Company. On August 3, 2001, the Justice Department moved to amend its complaint to drop landowners as defendants. In February 2002, the State of New York, the Nation and the Counties of Madison and Oneida announced that they have reached a tentative agreement to settle the land claim. Among other things, this settlement would pay the three Oneida tribes $500 million for their lost land. However, the proposed settlement would require the approval of governments from county legislatures to the United States Congress. Even if such approvals are received, a final agreement is expected to be years away as the parties work out numerous details. Moreover, the other two Oneida tribes, from Wisconsin and Ontario, which did not participate in the settlement negotiations, have indicated that they do not intend to go along with the settlement. The Wisconsin tribe subsequently filed new lawsuits against individual landowners, and have publicly stated its intention to continue to file other new suits against landowners. Management believes that, ultimately, the State of New York will be held responsible for these claims and this matter will be settled without adversely impacting the Company.

During the first quarter of 2003, the Bank executed a formal agreement with NBT Bank, N.A. under which the Bank will sell its Whitney Point Branch located in Broome County New York to NBT Bank, N.A. Under the terms of the agreement, NBT Bank, N.A. will acquire all of the branch deposits, fixed assets, and a mutually agreed upon portfolio of consumer loans. The transaction is expected to close sometime in the second quarter of 2003.

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company’s market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Other types of market risks do not arise in the normal course of the Company’s business activities.

The ALCO is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The policies and guidelines established by ALCO are reviewed and approved by the Company’s Board of Directors.

Interest rate risk is monitored primarily through the use of two complementary measures: earnings simulation modeling and net present value estimation. Both measures are highly assumption-dependent and change regularly as the balance sheet and business mix evolve; however, The Company believes that taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. The key assumptions employed by these measures are analyzed regularly and reviewed by ALCO.

Earnings Simulation Modeling

Net interest income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening of the yield curve would result in increased earnings as investment margins widen. The model requires management to make assumptions about how the balance sheet is likely to evolve though time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Company’s own loans. Non-contractual deposit growth rates and pricing are modeled on historical patterns. Interest rates of the various assets and liabilities on the balance sheet are assumed to change proportionally, based on their historic relationship to short-term rates. The Company’s guidelines for risk management call for preventative measures to be taken if the simulation modeling demonstrates that an instantaneous 2% increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 15% when compared to the stable rate scenario. The low level of short-term interest rates at March 31, 2003, necessitated a modification of the standard 2% rate change scenario, to an instantaneous decrease of 1% scenario over the next twelve months with an adverse effect no greater than 7.5%. At March 31, 2003, based on the results of our simulation model, and assuming that management does not take action to alter the outcome, the Company would expect net interest income to decrease 6.1% if short term interest rates increase by 2%, and increase 1.2% if short term interest rates decline by 1%.

Net Present Value Estimation

The Net Present Value of Equity (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of the asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The Company’s NPV analysis models both an instantaneous 2% increasing and 2% decreasing interest rate scenario comparing the NPV in each scenario to the NPV in the current rate scenario. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. The NPV measure assumes a static balance sheet versus the growth assumptions that are incorporated into the earnings simulation measure, and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation model. As with earnings simulation modeling, assumptions about the timing and the variability of balance sheet cash flows are critical in NPV analysis. Particularly important are assumptions driving mortgage prepayments in both the loan and investment portfolios, and changes in the noncontractual deposit portfolios. These assumptions are applied consistently in both models. Based on the March 31, 2003 NPV estimation, a 2% instantaneous increase in interest rates was estimated to decrease NPV by 0.3%. NPV was estimated to decline 6.4% if rates immediately declined by 1%. Policy guidelines limit the amount of the estimated decline to 25% in a 2% rate change scenario, and 12.5% in a 1% rate change scenario. As with the earnings simulation modeling, due to the low level of interest rates at March 31, 2003, the Company modified its standard decreasing rate scenario to a 1% rate decline at year end.

ITEM 4.

Controls and Procedures

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of March 31, 2003, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures as of March 31, 2003 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings
Not applicable.

Item 2.

Changes in Securities and Use of Proceeds
Not applicable.

Item 3.

Defaults Upon Senior Securities
Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders
None.

Item 5.

Other Information
None.

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

(2)

Filed herewith

b)

Reports on Form 8-K

On March 27, 2003, the Company filed a Current Report on Form 8-K to report that the Company entered into an agreement to sell its Whitney Point Office to NBT Bank, N.A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE FINANCIAL CORPORATION

DATE May 12, 2003	/s/ Jack H. Webb

Jack H. Webb, Chairman of the Board, President and Chief Executive Officer

DATE May 12, 2003	/s/ David P. Kershaw

David P. Kershaw, Treasurer & Chief Financial Officer

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003		/s/ Jack H. Webb

	Name:	Jack H. Webb
	Title:	Chairman of the Board, President and Chief Executive Officer

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003		/s/ David P. Kershaw

	Name:	David P. Kershaw
	Title:	Treasurer and Chief Financial Officer