Form 10-Q
period 2003-06-30
ALLIANCE FINANCIAL CORP /NY/
filed 2003-08-13
CIK 796317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares outstanding of the Registrant’s common stock on August 11, 2003: Common Stock, $1.00 Par Value – 3,525,442 shares.

-1-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements ALLIANCE FINANCIAL CORPORATION Consolidated Statements of Condition (Dollars in Thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and due from banks	$24,615	$21,474
Federal funds sold	—	—

Total cash and cash equivalents	24,615	21,474
Held-to-maturity investment securities	6,331	6,188
Available-for-sale investment securities	285,648	308,806

Total investment securities (fair value
$292,940 & $316,434, respectively)	291,979	314,994
Total loans and leases	441,216	414,277
Unearned income	(378)	(54)
Allowance for loan and lease losses	(5,978)	(5,019)

Net loans and leases	434,860	409,204
Bank premises, furniture, and equipment	10,021	10,280
Accrued interest receivable	4,198	4,159
Other assets	15,457	14,839

Total Assets	$781,130	$774,950

LIABILITIES
Non-interest-bearing deposits	$61,174	$54,113
Interest-bearing deposits	481,474	492,540

Total deposits	542,648	546,653
Borrowings	159,375	154,667
Accrued interest payable	1,362	1,477
Other liabilities	10,511	9,200

Total Liabilities	713,896	711,997
SHAREHOLDERS’ EQUITY
Preferred stock (par value $25.00)
1,000,000 shares authorized, none issued
Common stock (par value $1.00)
10,000,000 shares authorized
3,899,343 and 3,827,805 shares issued;
3,524,075 and 3,453,713 shares
outstanding, respectively	3,899	3,828
Surplus	9,048	7,306
Unamortized value of restricted stock	(520)	—
Undivided profits	56,273	53,272
Accumulated other comprehensive income	6,489	6,467
Treasury stock, at cost; 375,268 shares
and 374,092 shares, respectively	(7,955)	(7,920)

Total Shareholders’ Equity	67,234	62,953
Total Liabilities & Shareholders’ Equity	$781,130	$774,950

The accompanying notes are an integral part of the consolidated financial statements. -2-

ALLIANCE FINANCIAL CORPORATION Condensed Consolidated Statements of Income (Unaudited) (Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest Income:
Interest & fees on loans	$6,980	$6,997	$13,886	$13,938
Interest on investment securities	3,022	3,788	6,545	7,285
Interest on federal funds sold	7	1	24	18

Total Interest Income	10,009	10,786	20,455	21,241
Interest Expense:
Interest on deposits	2,241	2,834	4,629	5,503
Interest on borrowings	1,115	1,274	2,242	2,481

Total Interest Expense	3,356	4,108	6,871	7,984
Net Interest Income	6,653	6,678	13,584	13,257
Provision for loan losses	608	534	1,561	1,095

Net Interest Income After Provision
for Losses	6,045	6,144	12,023	12,162
Other Income	3,487	1,710	5,478	3,282

Total Operating Income	9,532	7,854	17,501	15,444
Other Expenses	5,657	5,607	11,326	11,040

Income Before Income Taxes	3,875	2,247	6,175	4,404
Provision for income taxes	1,094	554	1,704	1,089

Net Income	$2,781	$1,693	$4,471	$3,315

Net Income per Common Share - Basic	$.79	$.49	$1.28	$.96

Net Income per Common Share - Diluted	$.77	$.49	$1.26	$.95

The accompanying notes are an integral part of the consolidated financial statements. -3-

ALLIANCE FINANCIAL CORPORATION Consolidated Statements of Changes in Shareholders’ Equity For the Six Months Ended June 30, 2003 (Unaudited) (Dollars in Thousands)

	Issued Common Shares	Common Stock	Surplus	Unamortized Value of Restricted Stock	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2002	3,827,805	$3,828	$7,306	$0	$53,272	$6,467	$(7,920)	$62,953
Comprehensive income
Net Income					4,471			4,471
Other comprehensive income, net of taxes:
Unrealized appreciation in
available for sale securities, net of
reclassification adjustment						22		22

Comprehensive income								4,493
Issuance of restricted stock	19,500	19	532	(551)				—
Amortization of restricted stock				31				31
Stock options exercised	52,038	52	1,210					1,262
Cash dividend, $.42 per share					(1,470)			(1,470)
Treasury stock purchased							(35)	(35)

Balance at June 30, 2003	$3,899,343	$3,899	$9,048	$(520)	$56,273	$6,489	$(7,955)	$67,234

The accompanying notes are an integral part of the financial statements. -4-

ALLIANCE FINANCIAL CORPORATION Consolidated Statements of Cash Flows (Unaudited) (Dollars in Thousands)

	Six Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES
Net Income	$4,471	$3,315
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan and lease losses	1,561	1,095
Provision for depreciation	693	723
Increase in surrender value of life insurance	(233)	(240)
Realized investment security gains	(866)	(382)
Realized gain on the sale of assets	—	(20)
Amortization of investment security premiums and
discounts, net	261	291
Proceeds from the sale of mortgage loans	12,338	5,945
Origination of loans held for sale	(12,236)	(5,873)
Gain on the sale of loans	(102)	(72)
Restricted stock expense	32	—
Gain on the sale of branch	(1,458)	—
Change in other assets and liabilities	700	(1,334)

Net Cash Provided by Operating Activities	5,161	3,448
INVESTMENT ACTIVITIES
Proceeds from maturities of investment securities,
available-for-sale	35,631	24,274
Proceeds from maturities of investment securities,
held-to-maturity	1,220	1,644
Purchase of investment securities, available-for-sale	(69,929)	(68,600)
Purchase of investment securities, held-to-maturity	(1,363)	(1,058)
Proceeds from the sale of investment securities	58,099	14,032
Net increase in loans and leases	(28,478)	(33,787)
Purchase of premises and equipment	(675)	(745)
Proceeds from the sale of premises and equipment	213	191
Net cash used in sale of branch	(10,566)	—

Net Cash Used by Investing Activities	(15,848)	(64,049)
FINANCING ACTIVITIES
Net increase in demand deposits, NOW & savings accounts	28,911	17,299
Net (decrease) increase in time deposits	(19,886)	26,994
Net (decrease) increase in short-term borrowings	(10,003)	30,943
Net increase (decrease) in long-term borrowings	15,000	(15,000)
Proceeds from the exercise of stock options	1,262	91
Treasury Stock purchased	(35)	(143)
Cash dividends	(1,421)	(1,654)

Net Cash Provided by Financing Activities	13,828	58,530
Increase (Decrease) in Cash and Cash Equivalents	3,141	(2,071)
Cash and cash equivalents at beginning of year	21,474	21,626

Cash and Cash Equivalents at End of Period	$24,615	$19,555

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$6,986	$7,781
Income taxes	1,390	1,565
Non-Cash Investing Activities:
Increase in net unrealized gains/losses on
available-for-sale securities	(38)	(4,672)
Non-Cash Financing Activities:
Dividend declared and unpaid	740	689

The accompanying notes are an integral part of the consolidated financial statements. -5-

ALLIANCE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Presentation

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

All adjustments that in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months and six months ended June 30, 2003 and 2002.

B.	Earnings Per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and six months ended June 30, 2003 and 2002, using 3,513,505 and 3,445,008 weighted average common shares outstanding for the three months ended, and 3,490,644 and 3,444,785 weighted average common shares outstanding for the six months ended, respectively. Diluted earnings per share gives effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. Weighted average shares outstanding for the three months and six months ended June 30, 2003 and 2002, adjusted for the effect of the assumed exercise of stock options, were 3,604,166 and 3,481,867 for the three months ended and 3,546,888 and 3,474,976 for the six months ended, respectively. There were no antidilutive shares as of June 30, 2003.

-6-

C.	Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s best estimate of probable loan and lease losses in the Company’s loan portfolio. Management’s quarterly evaluation of the allowance for loan and lease losses is a comprehensive analysis that builds a total reserve by evaluating the risks within each loan and lease type, or pool, of similar loans and leases. The Company uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates a reserve for each pool based on the most recent three-year loss rate, adjusted to reflect the expected impact that current trends regarding loan growth, delinquency, losses, economic conditions, loan concentrations, policy changes, and current interest rates are likely to have. For commercial loan and lease pools, the Company establishes a specific reserve allocation for all loans and leases in excess of $150,000, which have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. The specific allocation is based on the most recent valuation of the loan or lease collateral and the customer’s ability to pay. For all other commercial loans and leases, the Company uses the general allocation methodology that establishes a reserve for each risk-rating category. The general allocation methodology for commercial loans and leases considers the same factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management’s best estimate of the probable loan and lease losses in the Company’s loan and lease portfolio.

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

The Company’s stock-based compensation plan is accounted for based on the intrinsic value method set forth in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for employee stock options is generally not recognized at the time of the grant if the exercise price of the option equals or exceeds the fair value of the stock on the date of the grant. Compensation expense for restricted share awards is ratably recognized over the period of vesting, usually the restricted period, based on the fair value of the stock on the grant date.

-7-

The following table illustrates the effect on net income and earnings per share as if the Black-Scholes fair value method described in SFAS 123, Accounting for Stock-Based Compensation, as amended, had been applied to the Company’s stock-based compensation plan:

	For Quarter Ended		For Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net Income (in thousands)
As reported	$2,781	$1,693	$4,471	$3,315
Less: Total stock-based employee compensation
expense determined under Black-Scholes option
pricing model, net of tax effect	(280)	(95)	(560)	(190)

Pro forma net income	$2,501	$1,598	$3,911	$3,125

Pro forma net income per share:
Basic - as reported	$0.79	$0.49	$1.28	$0.96
Basic - pro forma	0.71	0.46	1.12	0.91
Diluted - as reported	0.77	0.49	1.26	0.95
Diluted - pro forma	0.69	0.46	1.10	0.90

Stock options vest based on a combination of years of service and the achievement of certain stock price targets. Certain price targets were met during the first half of 2003, which resulted in accelerated vesting and attribution. The Company’s stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed. Since changes in the subjective input assumptions can materially affect the fair value estimates, the existing model, in management’s opinion does not necessarily provide a single reliable measure of the fair value of its stock options. In addition, the pro-forma effect on reported net income and earnings per share for the periods presented should not be considered representative of the pro forma effects on reported net income and earnings per share for future periods.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation –Transition and Disclosure, which provides alternative methods of transition for an entity that voluntary changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of FASB Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company will continue to account for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees.

-8-

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

The following discussion presents material changes in the Company’s results of operations and financial condition during the three and six months ended June 30, 2003, which are not otherwise apparent from the consolidated financial statements included in this report.

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

Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

Net income was $2,781,000, or $0.77 per diluted share, for the second quarter of 2003 compared with $1,693,000, or $0.49 per diluted share, for the same period in 2002. Net income increased $1,088,000, or 64.3%, while diluted earnings per share were up $0.28, or 57.1%, over the comparable period. The return on average assets and return on average shareholder’s equity were 1.43% and 17.06%, respectively, for the three months ended June 30, 2003, compared with 0.91% and 12.31%, respectively, for the second quarter of 2002.

Earnings for the 2003 second quarter were positively impacted by a $950,000 after tax gain on the sale of the Bank’s Whitney Point, N.Y. branch and the premium received on the deposits, which were included as a part of the sale. Excluding the gain associated with the sale of this branch, net income for the second quarter of 2003 rose 8.2% and diluted earnings per share were up 4.1% over the same period in the prior year, while the return on average assets for the second quarter 2003 was 0.94% and the return on average equity was 11.23%.

For the six months ended June 30, 2003, net income was $4,471,000, or $1.26 per diluted share, compared to $3,315,000, or $0.95 per diluted share, for the same period in 2002. The $1,156,000 increase in net income in the first half of 2003 is up 34.9% over the same period in the previous year, while the earnings per share increase of $0.31 represents a 32.6% increase over the comparable period. The return on average assets increased to 1.15% from 0.91%, while the return on average shareholders’ equity rose to 13.91% from 12.08%, when comparing the six months ended June 30, 2003 to the comparable period in 2002. Excluding the gain associated with the branch sale, net income for the first half of 2003 rose 6.2% and diluted earnings per share were up 4.2% over the same period in the prior year, while the return on average assets for the first six months of 2003 was 0.91% and the return on average equity was 10.96%.

Analysis of Net Interest Income and the Net Interest Margin

For the three months ended June 30, 2003 compared to the three months ended June 30, 2002, net interest income declined $25,000, or 0.4%, to $6,653,000. The minimal decline resulted as a $24,776,000, or 3.6%, increase in average earning assets generated additional income nearly sufficient to offset the negative impact of a net interest margin that declined from 4.02% for the quarter ended June 30, 2002 to 3.89% for the quarter ended June 30, 2003. The increase in average earning assets was due to strong growth across all loan business lines. The decline in the net interest margin for the comparable periods resulted as lower market interest rates pushed asset yields (particularly mortgage loan and mortgage-backed securities) lower, and to a greater degree than the Bank’s ability to reduce the costs of interest bearing liabilities.

Total interest income for the quarter ended June 30, 2003 declined 7.2% compared with that reported for the quarter ended June 30, 2002, primarily as a result of lower yields on and reduced levels of mortgage-backed investment securities. Loan and lease income declined only $17,000, less than ¼ of 1% for the comparable periods, as growth in all loan categories offset the decline in loan and lease yields. Average net loans and leases for the comparable periods increased $33,664,000, or 8.5%, with the growth most significant in home equity lines of credit and indirect auto loans. The overall mix of average loans reflected little change over the past twelve months, with a 2.5% increase in the percentages of indirect auto loans to total loans offsetting slight declines in the percentage of residential mortgage and commercial loans to total loans. Average loan and lease yields declined 56 basis points with lower yields on indirect auto and home equity-dominated consumer loan categories chiefly responsible for the overall yield decline. Investment income, which declined $766,000, or 20.2%, for the comparable periods, fell as a result of a decline of $10,887,000, or 3.6% in average investments and a 80-basis point decline in the average portfolio yield. The reduction in the level of average investments funded approximately one-third of the Bank’s loan growth over the past twelve months.

Interest expense declined $752,000, or 18.3%, to $3,356,000 for the quarter ended June 30, 2003 when compared with the same period in 2002, as lower market interest rates positively impacted the average rate paid on interest bearing liabilities, reducing it by 54 basis points. The decline in the average rate paid on interest bearing liabilities, by far offset increased costs associated with a $16,379,000, or 2.6%, increase in average interest bearing liabilities. Although average interest bearing deposits for the comparable periods increased $15,787,000, or 3.3%, deposit expense declined $593,000, or 20.9%, as the average rate paid on interest bearing deposits fell by 55 basis points. The lower average rate paid reflected lower rates paid on all categories of deposits, with the greatest impact resulting from a 74-basis point reduction in the time deposit category. For the comparable periods, there was a slight change in the average deposit mix, as average time deposits as a percentage of total average deposits declined nearly 2%, to 39.7% of total average deposits. All other categories increased. Average non-interest bearing demand deposits increased $3,371,000, or 6.3%, for the comparable periods, and as a percentage of total deposits, increased from 10.1% for the quarter ended June 30, 2002 to 10.3% for the quarter ended June 30, 2003. Interest expense on borrowings for the comparable periods declined $159,000, or 12.5%, as the average rate paid on borrowings was lower by 44 basis points, while average borrowings increased a modest $592,000, or 0.4%.

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

For the three months ended June 30,	2003			2002
(Dollars in thousands)
	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid
Assets:
Interest earning assets:
Federal Funds Sold	$2,202	$7	1.27%	$203	$1	1.97%
Taxable investment securities	$225,427	$2,308	4.10%	$246,111	$3,145	5.11%
Nontaxable investment securities	$62,711	$1,082	6.90%	$52,914	$974	7.36%
Real Estate Loans	$157,466	$2,750	6.99%	$148,461	$2,727	7.35%
Commercial Loans & Leases (net of unearned income)	$139,422	$2,166	6.21%	$134,240	$2,179	6.49%
Indirect Loans	$77,409	$1,177	6.08%	$61,408	$1,118	7.28%
Consumer Loans	$57,919	$887	6.13%	$54,443	$973	7.15%

Total interest-earning assets	722,556	10,377	5.74%	697,780	11,117	6.37%
Noninterest earning assets:
Other assets	48,977			47,037
Less: Allowance for loan losses	(5,760)			(4,836)
Net unrealized gains/(losses) on
available-for-sale portfolio	9,617			2,526

Total	$775,390			$742,507

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Demand deposits	$81,861	$65	0.32%	$76,428	$113	0.59%
Saving deposits	$194,376	$550	1.13%	$181,476	$666	1.47%
Time deposits	$219,023	$1,626	2.97%	$221,569	$2,055	3.71%
Borrowings	$148,771	$1,115	3.00%	$148,179	$1,274	3.44%

Total interest bearing liabilities	644,031	3,356	2.08%	627,652	4,108	2.62%
Noninterest bearing liabilities:
Demand deposits	56,982			53,611
Other liabilities	9,168			6,252
Shareholders’ equity	65,209			54,992

Total	$775,390			$742,507

Net interest earnings (FTE)		$7,021			$7,009

Net yield on interest-earning assets			3.89%			4.02%

Net interest spread			3.67%			3.75%

Federal tax exemption on non-taxable
investment securities included in interest income		$368			$331
-12-

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

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2003 COMPARED TO 2002 INCREASE (DECREASE) DUE TO			2003 COMPARED TO 2002 INCREASE (DECREASE) DUE TO
	VOLUME	RATE	NET CHG	VOLUME	RATE	NET CHG
(Dollars in thousands)
Interest earned on:
Federal funds sold	$8	$(2)	$6	$14	$(8)	$6
Taxable investment securities	(240)	(597)	(837)	(42)	(842)	(884)
Nontaxable investment securities	175	(67)	108	326	(108)	218
Real estate loans	161	(138)	23	294	(289)	5
Commercial loans and leases	83	(96)	(13)	193	(208)	(15)
Indirect loans	267	(208)	59	508	(401)	107
Consumer loans (net of unearned discount)	57	(143)	(86)	162	(310)	(148)

Total interest-earning assets	$511	$(1,251)	$(740)	$1,455	$(2,166)	$(711)
Interest paid on:
Interest-bearing demand deposits	$5	$(53)	$(48)	$11	$(115)	$(104)
Savings and money market deposits	50	(166)	(116)	88	(332)	(244)
Time deposits	57	(486)	(429)	250	(776)	(526)
Borrowings	37	(196)	(159)	47	(286)	(239)

Total interest-bearing liabilities	$149	$(901)	$(752)	$396	$(1,509)	$(1,113)

Net interest earnings (FTE)	$362	$(350)	$12	$1,059	$(657)	$402

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

For the six months ended June 30,	2003			2002
(Dollars in thousands)
	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid
Assets:
Interest earning assets:
Federal Funds Sold	$3,780	$24	1.27%	$2,015	$18	1.79%
Taxable investment securities	$233,348	$5,122	4.39%	$235,172	$6,006	5.11%
Nontaxable investment securities	$62,530	$2,156	6.90%	$53,306	$1,938	7.27%
Real Estate Loans	$155,205	$5,475	7.06%	$147,035	$5,470	7.44%
Commercial Loans & Leases (net of unearned income)	$136,848	$4,257	6.22%	$130,750	$4,272	6.53%
Indirect Loans	$74,173	$2,352	6.34%	$59,530	$2,245	7.54%
Consumer Loans	$57,771	$1,802	6.24%	$53,002	$1,950	7.36%

Total interest-earning assets	723,655	21,188	5.86%	680,810	21,899	6.43%
Noninterest earning assets:
Other assets	48,866			47,129
Less: Allowance for loan losses	(5,474)			(4,715)
Net unrealized gains/(losses) on
available-for-sale portfolio	10,179			3,098

Total	$777,226			$726,322

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Demand deposits	$82,135	$132	0.32%	$77,128	$236	0.61%
Saving deposits	$192,158	$1,079	1.12%	$179,026	$1,323	1.48%
Time deposits	$225,863	$3,418	3.03%	$211,007	$3,944	3.74%
Borrowings	$146,696	$2,242	3.06%	$143,658	$2,481	3.45%

Total interest bearing liabilities	646,852	6,871	2.12%	610,819	7,984	2.61%
Noninterest bearing liabilities:
Demand deposits	56,748			53,908
Other liabilities	9,359			6,700
Shareholders’ equity	64,267			54,895

Total	$777,226			$726,322

Net interest earnings (FTE)		$14,317			$13,915

Net yield on interest-earning assets			3.96%			4.09%

Net interest spread			3.74%			3.81%

Federal tax exemption on non-taxable
investment securities included in interest income		$733			$658
-14-

For the six months ended June 30, 2003 compared to the six months ended June 30, 2002, net interest income increased $327,000, or 2.5%, to $13,584,000. The increase resulted from a $42,845,000, or 6.3%, increase in average earning assets, that more than offset a 13-basis point decline in the net interest margin. Average earning assets for the comparable six-month periods primarily increased as a result of an increase of $33,680,000, or 8.6%, in average loans. The decline in the margin is primarily due to lower market interest rates in 2003 impacting loan and investment yields more rapidly than the cost of interest bearing liabilities. Average earning asset yields for the comparable periods declined 57 basis points while at the same time the average cost of interest bearing liabilities declined 49 basis points.

Total interest income declined $786,000, or 3.7%, for the six months ended June 30, 2003 compared to the same period a year ago. A decline in investment income of $740,000, or 10.2%, was the primary reason for the decline in interest income, as loan interest income was comparable with that reported during the six months ended June 30, 2002. The decline in investment income was attributable to a decline of 59 basis points in the average yield on the portfolio for the comparable periods, impacted most significantly by lower yields on mortgage-backed securities. Average investments increased $7,400,000, or 2.6%, for the comparable six- month periods. Loan interest income declined $52,000, or 0.4%, for the six-month period ending June 30, 2003 compared to the same period last year, as the negative impact from a 59-basis point decline in the average yield on loans was nearly offset by the positive impact resulting from the increase in average loans.

Interest expense declined $1,113,000, or 13.9%, for the six months ended June 30, 2003 compared with the six months ended June 30, 2002. The lower interest expense was most significantly the result of lower rates paid on both deposits and borrowings. Deposit expense for the comparable periods declined $874,000, or 15.9%, primarily the result of a decline of 50 basis points in the average rate paid on interest bearing deposits. Average interest bearing deposits increased $32,995,000, or 7.1%, for the comparable six-month periods. Interest expense on borrowings declined $239,000, or 9.6%, primarily due to a 39-basis point reduction in the average rate paid for borrowings. Average borrowings increased $3,038,000, or 2.1%, for the comparable periods.

Analysis of the Provision and Allowance for Loan and Lease Losses

The Bank continued to report a trend of lower net loans and leases charged off during the second quarter of 2003, as the ratio of annualized net charge-offs to average portfolio loans and leases at 0.29% were comparable with a rate of 0.28% reported for the 2003 first quarter, and below the 0.34% rate reported for the entire year of 2002. The trend reflects continued improvement in the quality of the indirect auto loan portfolio. When comparing the three months ended June 30, 2003 with the comparable period in 2002, the annualized rate of net indirect auto loans charged off to average indirect auto loans declined from 0.84% to 0.65%. The annualized loss rate on the Bank’s commercial loan and lease portfolio was 0.35%, and losses on residential mortgage loans were minimal for the quarter ended June 30, 2003. The increase in the ratio of non-performing loans to total loans, when comparing the 2003 second quarter to the 2002 second quarter, reflects the downgrade during the first quarter of 2003 in the risk rating of a $4,100,000 commercial loan relationship, and continuation of the credit on nonaccrual status. The commercial relationship is with a long-term customer of the Bank, which has been recently impacted by the weak economy. During the 2003 second quarter, the ratio of nonperforming loans to total loans improved from 1.33% at March 31, 2003.

Although the ratio of the provision for loan and lease loss expense to average loans and leases for the quarter ended June 30, 2003 was comparable with that reported for the quarter ended June 30, 2002, the allowance for loan and lease losses as a percentage of total loans and leases increased to 1.35%, up from 1.19% a year earlier, reflecting the 2003 first quarter increase in the reserve associated with the problem commercial credit. Within the balance of the allowance for loan and lease losses, the Bank has established a specific reserve for the commercial credit, and the Company believes that both the specific reserve for the credit and the overall level of the allowance at June 30, 2003 are adequate. The change in the Bank’s loan and lease portfolio credit quality indicators, particularly those relating to non-performing loans and leases, the provision for loan and lease loss expense, and the coverage ratios, is related to the change in the risk rating of the specific commercial credit. Loan and lease quality indicators, when reviewed excluding the commercial credit, are comparable with those reported at year-end 2002. The Bank’s loan and lease delinquency rate, on loans and leases over 30 days past due (but excluding nonaccrual loans and leases) as a percentage of total loans and leases, continues to be at a very low level, reported at 0.98% as of June 30, 2003, compared with 0.72% at June 30, 2002, and 0.93% at December 31, 2002.

The following tables present loan quality ratios for the periods indicated and a summary of the changes in the allowance for loan and lease losses arising from loans charged off and recoveries on loans previously charged off and additions to the allowance, which have been charged to expense for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net Loans and Leases Charged-off to Average Loans and Leases, Annualized	0.29%	0.29%	0.28%	0.36%
Provision for Loan and Lease Losses to Average Loans and Leases, Annualized	0.56%	0.54%	0.74%	0.56%
Provision for Loan and Lease Losses to Net Loans and Leases Charged-off	192.41%	184.78%	259.30%	159.16%
Allowance for Loan and Lease Losses to Period-end Loans and Leases	1.35%	1.19%	1.35%	1.19%
Allowance for Loan and Lease Losses to Nonperforming Loans and Leases	111.28%	330.05%	111.28%	330.05%
Allowance for Loan and Lease Losses to Net Loans and Leases Charged-off, Annualized	472.94%	422.58%	496.51%	355.01%
Nonperforming Loans and Leases to Period-end Loans and Leases	1.22%	0.36%	1.22%	0.36%
Nonperforming Assets to Period-end Assets	0.70%	0.22%	0.70%	0.22%
-16-

	(Dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Allowance for Loan Losses, Beginning of Period	$5,686	$4,640	$5,019	$4,478
Loans Charged off	(393)	(429)	(780)	(921)
Recoveries of Loans Previously Charged off	77	140	178	233

Net Loans Charged off	(316)	(289)	(602)	(688)

Provision for Loan Losses	608	534	1,561	1,095

Allowance for Loan Losses, End of Period	$5,978	$4,885	$5,978	$4,885

When comparing the six months ended June 30, 2003 with the same period in 2002, net loans charged off declined $86,000, or 12.5%. The improvement in the ratio of net charge-offs to average loans for the comparable periods reflected a lower loss rate on consumer loans. For the comparable periods, the provision for loan losses increased $466,000 and was primarily attributable to the increased risk associated with the commercial credit placed on nonaccrual status in the 2003 first quarter. The change in the Bank’s loan and lease portfolio credit quality indicators for the comparable periods, particularly those relating to non-performing loans and leases, the provision for loan and lease loss expense, and the coverage ratios, is primarily related to the change in the risk rating of the specific commercial credit that occurred during the first quarter of 2003.

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated:

	(Dollars in thousands)
	Three Months ended June 30,				Six Months ended June 30,
	2003	2002	Change		2003	2002	Change
Service charges on deposit accounts	$662	$563	$99	17.58%	$1,244	$1,108	$136	12.27%
Trust department services	385	378	7	1.85%	675	742	(67)	-9.03%
Bank owned life insurance	116	121	(5)	-4.13%	233	240	(7)	-2.92%
Gain on the sale of loans	43	38	5	13.16%	102	72	30	41.67%
Other operating income	381	360	21	5.83%	951	738	213	28.86%

Core noninterest income	$1,587	$1,460	$127	8.70%	$3,205	$2,900	$305	10.52%
Net premium on sale of branch	1,407	—	1,407	—	1,407	—	1,407	—
Investment securities gains	498	250	248	99.20%	866	382	484	126.70%
Gain/(loss) on disposal of assets	(5)	—	(5)	—	—	—	—	—

Total noninterest income	$3,487	$1,710	$1,777	103.92%	$5,478	$3,282	$2,196	66.91%

-17-

Total non-interest income for both the three and six months ended June 30, 2003 was positively impacted by the sale of the Bank’s Whitney Point branch and the premium received on the deposits, which were included as a part of the sale. The sale of the Bank’s only branch located in Broome County was consistent with the bank’s strategic plans to focus its branch expansion in contiguous markets that offer more attractive opportunities for future growth. The Bank expects to reinvest the gain and cost savings from the Whitney Point branch sale in new branches planned for opening in 2004 in the Onondaga County market. Investment security gains also increased in the current quarter and were associated with opportunities consistent with the Company’s total return to portfolio management approach.

Core non-interest income for the three and six months ended June 30, 2003 increased $127,000, or 8.7%, and $305,000, or 10.5%, when compared with the three and six months ended June 30, 2002, respectively. Service charge income was up for the comparable periods as overdraft fee income increased as a result of the Bank’s new consumer overdraft protection program. Growth in other operating income related to increased income from mortgage banking operations.

Non-interest Expense

The following table sets forth certain information on non-interest expense for the periods indicated:

	(Dollars in thousands)
	Three Months ended June 30,				Six Months ended June 30,
	2003	2002	Change		2003	2002	Change
Salaries, wages, and employee benefits	$3,183	$3,104	$79	2.55%	$6,425	$6,151	$274	4.45%
Building, occupancy, and equipment	929	884	45	5.09%	1,855	1,746	109	6.24 .%
Other operating expense	1,545	1,619	(74)	-4.57%	3,046	3,143	(97)	-3.09%

Total noninterest expense	$5,657	$5,607	50	0.89%	$11,326	$11,040	286	2.59%

Non-interest expense for the three months ended June 30, 2003 increased less than 1% compared with the three months ended June 30, 2002, reflecting the Bank’s focus on expense management. Salary and employee benefit expenses increased for the comparable quarters as a result of year- over-year salary adjustments and the costs of associated benefits. Increased occupancy and equipment expense reflects both higher utility and maintenance costs, and increased depreciation expense associated with investment in information technology and communication systems. The decline in other operating expense for the comparable periods primarily reflected lower costs associated with the purchase of stationery and supplies. Improvement in vendor management, and benefits resulting from the Company’s investment in technology, have reduced those costs.

For the six months ended June 30, 2003 compared with the six months ended June 30, 2002, salary and employee benefit expenses increased as a result of the year-over-year salary adjustments, and a one-time adjustment to non-officer salaries that occurred during the first quarter of 2002, following a comprehensive market study designed to insure that the Company’s compensation program was competitive to attract and retain high performing employees. The changes in occupancy and equipment expense and other operating expense for the six-month periods were due to the same reasons reported for the three-month periods.

Income taxes

The Company’s effective tax rate increased to 28.2% and 27.6%, respectively for the three and six months ended June 30, 2003, from 24.7% for the three and six months ended June 30, 2002. The increase in the rate for both periods reflected the increased taxable income associated with the sale of the branch that occurred in the 2003 second quarter.

ANALYSIS OF THE FINANCIAL CONDITION

Total assets increased $6,180,000, or 1.6% on an annualized basis, from $774,950,000 at December 31, 2002 to $781,130,000 at June 30, 2003. For the six months ended June 30, 2003, total loans and leases increased $26,939,000, or 13% on an annualized basis, to $441,216,000. Significant growth occurred during the first six months of 2003 in the indirect auto, residential mortgage, and commercial loan and lease portfolios. During the first half of 2003, indirect auto loans increased $13,152,000, or 38.2% on an annualized basis, as a result of offering competitively priced loans through a growing base of new and used car dealers. The residential mortgage loan portfolio also reported growth for the six months ended June 30, 2003, increasing $7,449,000, or 9.7%, on an annualized basis. With strong residential mortgage loan activity during the first half of 2003, the Bank managed its portfolio growth objectives by selling surplus originations to the secondary market, increasing its servicing portfolio during the period by $7,600,000. For the same period, commercial loans and leases were up $7,008,000, or 10.4%, on an annualized basis, on growth in both new business relationships and increased usage on lines of credit. Consumer loans declined $670,000, or 2.3% on an annualized basis, during the first six months of 2003. During the period, consumers prepaid loans at an increased rate, with many rolling their debt into mortgage refinancings. Offsetting much of the decline in personal and direct installment loans, was an increase of $3,906,000, or 24% on an annualized basis, in outstanding balances on home equity lines of credit. During the first half of 2003, the Bank originated new home equity lines with aggregate credit limits of $10,991,000. The Bank expects that the shift from installment loans to home equity lines of credit within the consumer loan portfolio will improve the overall credit quality of the consumer loan portfolio.

The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated:

	(Dollars in thousands)
	June 30, 2003		December 31, 2002		June 30, 2002
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial loans & leases	$141,592	32.6%	$134,584	32.9%	$140,945	34.9%
Real estate mortgage	160,597	36.9%	153,148	37.4%	148,299	36.7%
Indirect Auto	81,963	18.8%	68,811	16.8%	63,562	15.7%
Consumer	57,064	13.1%	57,734	14.1%	56,084	13.9%

Gross Loans & Leases	441,216	101.5%	414,277	101.2%	408,890	101.2%
Less:
Unearned Income and Discount	(378)	(0.1%)	(54)	(0.0%)	(53)	(0.0%)
Allowance for Loan Losses	(5,978)	(1.4%)	(5,019)	(1.2%)	(4,885)	(1.2%)

Net Loans & Leases	$434,860	100.0%	$409,204	100.0%	$403,952	100.0%

The investment portfolio as of June 30, 2003 in the amount of $291,979,000, declined $23,015,000, or 14.6% on an annualized basis, since December 31, 2002. The decline in the investment portfolio funded most of the increase in the loan portfolio during the six-month period. At June 30, 2003, the portfolio included $10,814,000 in unrealized appreciation.

For the six months ended June 30, 2003, deposits declined $4,005,000, or 1.5% on an annualized basis, to $542,648,000 at the end of the period, with the decline primarily reflecting the sale of approximately $13,000,000 in deposits associated with the Whitney Point branch sale. Excluding the branch sale, deposits increased $9,000,000, or 3.3% on an annualized basis, with increases in demand deposit and money market savings balances more than offsetting a decline in time deposits. Approximately half of the 2003 deposit growth was in the public funds category, with the balance of the deposit growth in business and personal deposits. The Company’s borrowings, consisting primarily of collateralized repurchase agreements with brokers and advances from the Federal Home Loan Bank (“FHLB”), increased $4,708,000, or 6.1% on an annualized basis, during the first six months of 2003. The increase in borrowings offset the decline in deposits during the period.

Liquidity

The Company’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, and to take advantage of market interest rate opportunities. Funding loan and lease requests, providing for liability outflows, and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee (“ALCO”) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of June 30, 2003, that liquidity as measured by the Bank is in compliance with its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the FHLB, and securities sold under repurchase agreements. During the six months ended June 30, 2003, cash and cash equivalents increased by $3,141,000, as net cash provided by operating activities and financing activities of $18,989,000 was more than the net cash used by investing activities of $15,848,000. Net cash provided by financing activities reflects a net increase in deposits of $9,025,000, and a net increase in borrowings of $4,997,000. Net cash used in investing activities reflects a net increase in loans and leases of $28,478,000, and a net decrease in investment securities of $23,658,000.

As a member of the Federal Home Loan Bank of New York, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans that have been pledged as collateral. As of June 30, 2003, the Bank’s credit limit with the FHLB was $116,340,000. The Bank’s outstanding borrowings from the FHLB on that date was $78,900,000.

Capital Resources

During the six months ended June 30, 2003, shareholders equity increased $4,281,000 to $67,234,000, and book value per share increased $0.85 to $19.08. Shareholders’ equity was positively impacted during the first half of the year as a result of net income of $4,471,000, and stock option exercise proceeds of $1,262,000, and was reduced by dividend payments of $1,470,000.

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

	(Dollars in thousands)
	Actual		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
As of June 30, 2003
Total Capital (to Risk-Weighted Assets)	$66,723	14.61%	$45,671	>10.00%
Tier I Capital (to Risk-Weighted Assets)	60,745	13.30%	27,402	>6.00%
Tier I Capital (to Average Assets)	60,745	7.83%	38,770	>5.00%
As of December 31, 2002
Total Capital (to Risk-Weighted Assets)	$61,505	14.09%	$43,662	>10.00%
Tier I Capital (to Risk-Weighted Assets)	56,486	12.94%	26,198	>6.00%
Tier I Capital (to Average Assets)	56,486	7.41%	38,105	>5.00%

On December 17, 2002, the Company’s Board of Directors authorized the repurchase of up to 100,000 shares, or approximately 3%, of the Company’s outstanding common stock during the period from January 18, 2003 through January 17, 2004. This authorization replaced previously announced stock repurchase authorizations by the Board. As of June 30, 2003, the Company had purchased 1,176 shares under the December 17, 2002 authorization.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the 2002 Annual Report on Form 10-K (“the Consolidated Financial Statements”). These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan and lease losses and accrued income taxes to be the accounting areas that require the most subjective and complex judgements, and as such could be the most subject to revision as new information becomes available.

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

The Company estimates its tax expense based on the amount it expects to owe the respective tax authorities. Taxes are discussed in more detail in Note 9 of the Consolidated Financial Statements. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position. If the final resolution of taxes payable differs from our estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

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

Earnings Simulation Modeling

Net interest income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening of the yield curve would result in increased earnings as investment margins widen. The model requires management to make assumptions about how the balance sheet is likely to evolve though time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Company’s own loans. Non-contractual deposit growth rates and pricing are modeled on historical patterns. Interest rates of the various assets and liabilities on the balance sheet are assumed to change proportionally, based on their historic relationship to short-term rates. The Company’s guidelines for risk management call for preventative measures to be taken if the simulation modeling demonstrates that an instantaneous 2% increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 15% when compared to the stable rate scenario. The low level of short-term interest rates at June 30, 2003, necessitated a modification of the standard 2% rate change scenario, to an instantaneous decrease of 1% scenario over the next twelve months with an adverse effect no greater than 7.5%. At June 30, 2003, based on the results of our simulation model, and assuming that management does not take action to alter the outcome, the Company would expect net interest income to decrease 12.5% if short term interest rates increase by 2%, and to increase 3.4% if short term interest rates decline by 1%.

Net Present Value Estimation

The Net Present Value of Equity (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of the asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The Company’s NPV analysis models both an instantaneous 2% increasing and 2% decreasing interest rate scenario comparing the NPV in each scenario to the NPV in the current rate scenario. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. The NPV measure assumes a static balance sheet versus the growth assumptions that are incorporated into the earnings simulation measure, and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation model. As with earnings simulation modeling, assumptions about the timing and the variability of balance sheet cash flows are critical in NPV analysis. Particularly important are assumptions driving mortgage prepayments in both the loan and investment portfolios, and changes in the noncontractual deposit portfolios. These assumptions are applied consistently in both models. Based on the June 30, 2003 NPV estimation, a 2% instantaneous increase in interest rates was estimated to decrease NPV by 6.67%. NPV was estimated to increase by 0.52% if rates immediately declined by 1%. Policy guidelines limit the amount of the estimated increase/decline to 25% in a 2% rate change scenario, and 12.5% in a 1% rate change scenario. As with the earnings simulation modeling, due to the low level of interest rates at June 30, 2003, the Company modified its standard decreasing rate scenario to a 1% rate decline at year end.

ITEM 4.	Controls and Procedures

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of June 30, 2003, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures as of June 30, 2003 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 13, 2003 (the “Meeting”).

At the Meeting, each of the following persons was elected as a Class II Director whose term will expire at the 2006 Annual Meeting of Shareholders:

VOTES	FOR	WITHHELD	NON-VOTES
JOHN H. BUCK	2,846,528	16,902	614,698
DONALD H. DEW	2,851,217	12,213	614,698
DAVID P. KERSHAW	2,851,280	12,149	614,699
CHARLES E. SHAFER	2,845,491	17,938	614,699
CHARLES H. SPAULDING	2,851,091	12,338	614,699

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits required by Item 601 of Regulation S-K:

Ex. No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Amended and Restated Bylaws of the Company(1)

10.15	Employment Agreement, dated as of April 29, 2003, by and among the Company, Alliance Bank, N.A. and Jack H. Webb(2)

10.16	Employment Agreement, dated as of April 1, 2003, by and among the Company, Alliance Bank, N.A. and John Wilson(2)

31.1	Certification of Jack H. Webb, Chairman of the Board, President andChief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2).

31.2	Certification of David P. Kershaw, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2).

32.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

-27-

32.2	Certification of David P. Kershaw, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Incorporated herein by reference to the exhibit with the same number to the Registration Statement on Form S-4 (Registration No. 333-62623) of the Company previously filed with the Securities and Exchange Commission on August 31, 1998, as amended.

(2)	Filed herewith.

b)	Reports on Form 8-K

On April 25, 2003 the Company furnished a Current Report on Form 8-K regarding the announcement of the Company’s earnings for 2003 first quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE FINANCIAL CORPORATION

DATE: August 13, 2003	/s/ Jack H. Webb —————————————— Jack H. Webb, Chairman of the Board, President and Chief Executive Officer

DATE: August 13, 2003	/s/ David P. Kershaw —————————————— David P. Kershaw, Treasurer & Chief Financial Officer

-28-