Form 10-Q
period 2003-09-30
ALLIANCE FINANCIAL CORP /NY/
filed 2003-11-13
CIK 796317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the Registrant’s common stock on November 7, 2003: Common Stock, $1.00 Par Value – 3,532,275 shares.

CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Statements of Condition as of September 30, 2003 (unaudited) and December 31, 2002
Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2003 and 2002 and Nine Months Ended September 30, 2003 and 2002 (unaudited)
Consolidated Statement of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2003 (unaudited)
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (unaudited)
Notes to Consolidated Financial Statements
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
Signatures
Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIANCE FINANCIAL CORPORATION Consolidated Statements of Condition (Dollars in Thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and due from banks	$ 23,152	$ 21,474
Federal funds sold	1,000	—

Total cash and cash equivalents	24,152	21,474
Held-to-maturity investment securities	7,012	6,188
Available-for-sale investment securities	284,517	308,806

Total investment securities (fair value
$292,056 & $316,434, respectively)	291,529	314,994
Total loans and leases	468,451	414,277
Unearned income	(382)	(54)
Allowance for loan and lease losses	(5,984)	(5,019)

Net loans and leases	462,085	409,204

Bank premises, furniture, and equipment	10,228	10,280
Accrued interest receivable	4,091	4,159
Other assets	15,367	14,839

Total Assets	$807,452	$774,950

LIABILITIES
Non-interest-bearing deposits	$ 56,968	$ 54,113
Interest-bearing deposits	505,866	492,540

Total deposits	562,834	546,653
Borrowings	170,496	154,667
Accrued interest payable	1,125	1,477
Other liabilities	7,735	9,200

Total Liabilities	742,190	711,997

SHAREHOLDERS’ EQUITY
Preferred stock (par value $25.00)
1,000,000 shares authorized, none issued
Common stock (par value $1.00)
10,000,000 shares authorized
3,903,343 and 3,827,805 shares issued;
3,528,075 and 3,453,713 shares
outstanding, respectively	3,903	3,828
Surplus	9,116	7,306
Unamortized value of restricted stock	(500)	—
Undivided profits	57,371	53,272
Accumulated other comprehensive income	3,327	6,467
Treasury stock, at cost; 375,268 shares
and 374,092 shares, respectively	(7,955)	(7,920)

Total Shareholders’ Equity	65,262	62,953

Total Liabilities & Shareholders’ Equity	$807,452	$774,950

The accompanying notes are an integral part of the consolidated financial statements. -2-

ALLIANCE FINANCIAL CORPORATION Condensed Consolidated Statements of Income (Unaudited) (Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest Income:
Interest & fees on loans and leases	$7,046	$7,148	$20,932	$21,086
Interest on investment securities	2,718	3,641	9,263	10,926
Interest on federal funds sold	3	9	27	27

Total Interest Income	9,767	10,798	30,222	32,039

Interest Expense:
Interest on deposits	1,951	2,802	6,580	8,305
Interest on borrowings	1,091	1,303	3,333	3,784

Total Interest Expense	3,042	4,105	9,913	12,089

Net Interest Income	6,725	6,693	20,309	19,950

Provision for loan and lease losses	404	480	1,965	1,575

Net Interest Income After Provision
for Losses	6,321	6,213	18,344	18,375

Other Income	2,057	1,875	7,535	5,157

Total Operating Income	8,378	8,088	25,879	23,532

Other Expenses	5,894	5,717	17,220	16,757

Income Before Income Taxes	2,484	2,371	8,659	6,775

Provision for income taxes	645	608	2,349	1,697

Net Income	$1,839	$1,763	$6,310	$5,078

Net Income per Common Share – Basic	$.52	$.51	$1.80	$1.47

Net Income per Common Share – Diluted	$.51	$.51	$1.78	$1.46

The accompanying notes are an integral part of the consolidated financial statements. -3-

ALLIANCE FINANCIAL CORPORATION Consolidated Statements of Changes in Shareholders’ Equity For the Nine Months Ended September 30, 2003 (Unaudited) (Dollars in Thousands)

	Issued Common Shares	Common Stock	Surplus	Unamortized Value of Restricted Stock	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2002	3,827,805	$3,828	$7,306	$ 0	$53,272	$6,467	$(7,920)	$62,953

Comprehensive income
Net Income					6,310			6,310

Other comprehensive income,
net of taxes:

Unrealized depreciation in
available for sale securities,
net of reclassification
adjustment						(3,140)		(3,140)

Comprehensive income								3,170

Issuance of restricted stock	19,500	19	532	(551)				—

Amortization of restricted stock				51				51

Stock options exercised	56,038	56	1,278					1,334

Cash dividend, $.63 per share					(2,211)			(2,211)

Treasury stock purchased							(35)	(35)

Balance at September 30, 2003	$3,903,343	$3,903	$9,116	$(500)	$57,371	$3,327	$(7,955)	$65,262

The accompanying notes are an integral part of the financial statements. -4-

ALLIANCE FINANCIAL CORPORATION Consolidated Statements of Cash Flows (Unaudited) (Dollars in Thousands)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Net Income	$6,310	$5,078
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan and lease losses	1,965	1,575
Provision for depreciation	1,046	1,085
Increase in surrender value of life insurance	(349)	(364)
Realized investment security gains	(1,142)	(671)
Realized loss (gain) on the sale of assets	46	(6)
(Accretion) amortization of investment security premiums
and discounts, net	(55)	327
Proceeds from the sale of mortgage loans	14,196	8,065
Origination of loans held for sale	(14,091)	(7,970)
Gain on the sale of loans	(105)	(95)
Restricted stock expense	51	—
Gain on the sale of branch	(1,458)	—
Change in other assets and liabilities	107	(1,986)

Net Cash Provided by Operating Activities	6,521	5,038

INVESTMENT ACTIVITIES
Proceeds from maturities, redemptions, calls and
principal repayments of investment securities,
available-for-sale	72,614	39,320
Proceeds from maturities, redemptions, calls and
principal repayments of investment securities,
held-to-maturity	1,719	2,322
Purchase of investment securities, available-for-sale	(119,635)	(94,190)
Purchase of investment securities, held-to-maturity	(2,543)	(1,499)
Proceeds from the sale of investment securities	67,276	27,353
Net increase in loans and leases	(56,107)	(38,008)
Purchase of premises and equipment	(1,281)	(1,107)
Proceeds from the sale of premises and equipment	213	192
Net cash used in sale of branch	(10,566)	—

Net Cash Used by Investing Activities	(48,310)	(65,617)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW & savings accounts	47,655	20,678
Net (decrease) increase in time deposits	(18,444)	31,263
Net (decrease) increase in short-term borrowings	(8,382)	14,803
Net increase (decrease) in long-term borrowings	24,500	(5,000)
Proceeds from the exercise of stock options	1,334	223
Treasury Stock purchased	(35)	(143)
Cash dividends	(2,161)	(2,343)

Net Cash Provided by Financing Activities	44,467	59,481
Increase (Decrease) in Cash and Cash Equivalents	2,678	(1,098)
Cash and cash equivalents at beginning of year	21,474	21,626

Cash and Cash Equivalents at End of Period	$24,152	$20,528

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$10,028	$12,078
Income taxes	2,270	2,305
Non-Cash Investing Activities:
Net unrealized loss on
available-for-sale securities	(5,231)	(8,625)
Non-Cash Financing Activities:
Dividend declared and unpaid	741	690

The accompanying notes are an integral part of the consolidated financial statements. -5-

ALLIANCE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Presentation

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

All adjustments that in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months and nine months ended September 30, 2003 and 2002.

B.	Earnings Per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and nine months ended September 30, 2003 and 2002, using 3,525,733 and 3,450,324 weighted average common shares outstanding for the three months ended, and 3,502,469 and 3,446,652 weighted average common shares outstanding for the nine months ended, respectively. Diluted earnings per share gives effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. Weighted average shares outstanding for the three months and nine months ended September 30, 2003 and 2002, adjusted for the effect of the assumed exercise of stock options, were 3,586,606 and 3,484,357 for the three months ended and 3,553,848 and 3,476,088 for the nine months ended, respectively. There were no antidilutive shares as of September 30, 2003.

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

-6-

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

The following table illustrates the effect on net income and earnings per share as if the Black-Scholes fair value method described in SFAS 123, Accounting for Stock-Based Compensation, as amended, had been applied to the Company’s stock-based compensation plan:

	For Quarter Ended		For Year Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net Income (in thousands)
As reported	$ 1,839	$ 1,763	$ 6,310	$ 5,078
Less: Total stock-based employee
compensation expense determined
under Black-Scholes option
pricing model, net of tax effect	—	(95)	(560)	(285)

Pro forma net income	$ 1,839	$ 1,668	$ 5,750	$ 4,793

Pro forma net income per share:
Basic - as reported	$ 0.52	$ 0.51	$ 1.80	$ 1.47
Basic - pro forma	0.52	0.48	1.64	1.39
Diluted - as reported	0.51	0.51	1.78	1.46
Diluted - pro forma	0.51	0.48	1.62	1.38

Stock options vest based on a combination of years of service and the achievement of certain stock price targets. Certain price targets were met during the first nine months of 2003, which resulted in accelerated vesting and attribution. The Company’s stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed. Since changes in the subjective input assumptions can materially affect the fair value estimates, the existing model, in management’s opinion, does not necessarily provide a single reliable measure of the fair value of its stock options. In addition, the pro-forma effect on reported net income and earnings per share for the periods presented should not be considered necessarily representative of the pro forma effects on reported net income and earnings per share for future periods.

-7-

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which provides alternative methods of transition for an entity that voluntary changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of FASB Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company intends to continue to account for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees.

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

The following discussion presents material changes in the Company’s results of operations and financial condition during the three and nine months ended September 30, 2003, which are not otherwise apparent from the consolidated financial statements included in this report.

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

Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

Net income was $1,839,000, or $0.51 per diluted share, for the third quarter of 2003 compared with $1,763,000, or $0.51 per diluted share, for the same period in 2002. Net income increased $76,000, or 4.3%, while diluted earnings per share were comparable with that reported for the 2002 third quarter. The return on average assets and return on average shareholder’s equity were 0.93% and 11.24%, respectively, for the three months ended September 30, 2003, compared with 0.93% and 11.80%, respectively, for the third quarter of 2002.

For the nine months ended September 30, 2003, net income was $6,310,000, or $1.78 per diluted share, compared to $5,078,000, or $1.46 per diluted share, for the same period in 2002. The $1,232,000 increase in net income in the first nine months of 2003 is up 24.3% over the same period in the previous year, while the earnings per share increase of $0.32 represents a 21.9% increase over the comparable period. The return on average assets increased to 1.07% from 0.92%, while the return on average shareholders’ equity rose to 13.01% from 11.98%, when comparing the nine months ended September 30, 2003 to the comparable period in 2002. Earnings for the first nine months of 2003 were positively impacted by a $950,000 after tax gain on the sale of the Bank’s Whitney Point, N.Y. branch and the premium received on the deposits, which were included as a part of the sale. Excluding the gain associated with the branch sale, net income for the first nine months of 2003 rose 5.6% and diluted earnings per share were up 3.4% over the same period in the prior year, while the return on average assets for the first nine months of 2003 was 0.91% and the return on average equity was 11.05%.

Analysis of Net Interest Income and the Net Interest Margin

For the three months ended September 30, 2003 compared to the three months ended September 30, 2002, net interest income increased $32,000, or 0.5%, to $6,725,000. The increase resulted as a $40,793,000, or 5.8%, increase in average earning assets generated additional income that more than offset the negative impact of a net interest margin that declined 18 basis points, from 4.00% for the quarter ended September 30, 2002 to 3.82% for the quarter ended September 30, 2003. The increase in average earning assets was the result of loan portfolio growth that exceeded 10% over the past twelve months. The decline in the net interest margin for the comparable periods resulted as lower market interest rates pushed asset yields lower, and to a greater degree than the Bank’s ability to reduce the costs of interest bearing liabilities.

Total interest income for the quarter ended September 30, 2003 declined 9.6% compared with that reported for the quarter ended September 30, 2002, primarily as a result of lower yields on and reduced levels of mortgage-backed investment securities. Loan and lease income declined $102,000, or 1.4% for the comparable periods, as growth in the loan and lease portfolio nearly offset the decline in loan and lease yields. Average net loans and leases for the comparable periods increased $41,590,000, or 10.1%, with the growth most significant in indirect auto and single family residential mortgage loans. The change in the overall mix of average loans over the past twelve months reflected an increase of 3.6% in the percentage of indirect auto loans to total loans and a 2.6% decline in the percentage of commercial loans and leases to total loans. Average loan and lease yields declined 73 basis points with lower yields on indirect auto, residential mortgage, and home equity-dominated consumer loan categories most responsible for the overall yield decline. Investment income, which declined $923,000, or 25.4%, for the comparable periods, fell as a result of a 121-basis point decline in the average tax-equivalent yield on the portfolio. The decline in the yield reflects an increase in the 2003 third quarter amortization expense, associated with premiums previously paid on mortgaged-backed securities, along with lower yields on portfolio reinvestments. There was little change in the level of average investments for the comparable periods.

Interest expense declined $1,063,000, or 25.9%, to $3,042,000 for the quarter ended September 30, 2003 when compared with the same period in 2002, as lower market interest rates positively impacted the average rate paid on interest-bearing liabilities, reducing it by 76 basis points. The decline in the average rate paid on interest-bearing liabilities, by far offset increased costs associated with a $31,021,000, or 4.9%, increase in average interest-bearing liabilities. Deposit expense declined $851,000, or 30.4%, primarily due to a decline of 69 basis points in the average rate paid on interest-bearing deposits. For the comparable periods, average interest-bearing deposits declined $1,087,000, or 0.2%. The lower average rate paid reflected lower rates paid on all categories of deposits, with the greatest impact resulting from an 81-basis point reduction in the time deposit category. For the comparable periods, there was a slight change in the average deposit mix, as average time deposits as a percentage of total average deposits declined nearly 5%, to 38% of total average deposits. All other categories increased. Average non interest-bearing demand deposits increased $4,003,000, or 7.3%, for the comparable periods, and as a percentage of total deposits, increased from 10% for the quarter ended September 30, 2002 to 10.7% for the quarter ended September 30, 2003. Interest expense on borrowings for the comparable periods declined $212,000, or 16.3%, as the average rate paid on borrowings was lower by 120 basis points, while average borrowings increased $32,108,000, or 23.1%.

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

For the three months ended September 30,	2003			2002
(Dollars in thousands)
	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid
Assets:
Interest earning assets:
Federal Funds Sold	$982	$3	1.22%	$1,788	$9	2.01%
Taxable investment securities	$224,327	$1,991	3.55%	$234,106	$3,000	5.13%
Nontaxable investment securities	$66,595	$1,102	6.62%	$56,807	$971	6.84%
Real Estate Loans	$167,338	$2,840	6.79%	$149,239	$2,759	7.39%
Commercial Loans & Leases (net
of unearned income)	$139,858	$2,160	6.18%	$139,113	$2,190	6.30%
Indirect Loans	$86,742	$1,219	5.62%	$64,998	$1,215	7.48%
Consumer Loans	$58,027	$827	5.70%	$57,025	$983	6.90%

Total interest-earning assets	743,869	10,142	5.45%	703,076	11,127	6.33%

Noninterest earning assets:
Other assets	49,372			47,926
Less: Allowance for loan losses	(5,945)			(5,053)
Net unrealized gains/(losses) on
available-for-sale portfolio	6,984			8,470

Total	$794,280			$754,419

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Demand deposits	$85,056	$60	0.28%	$79,559	$88	0.44%
Saving deposits	$196,945	$452	0.92%	$178,995	$630	1.41%
Time deposits	$208,747	$1,439	2.76%	$233,281	$2,084	3.57%
Borrowings	$170,971	$1,091	2.55%	$138,863	$1,303	3.75%

Total interest bearing liabilities	661,719	3,042	1.84%	630,698	4,105	2.60%

Noninterest bearing liabilities:
Demand deposits	58,702			54,699
Other liabilities	8,424			9,239
Shareholders’ equity	65,435			59,783

Total	$794,280			$754,419

Net interest earnings (FTE)		$7,100			$7,022

Net yield on interest-earning assets			3.82%			4.00%

Net interest spread			3.62%			3.72%

Federal tax exemption on non-taxable
investment securities included in interest
income		$375			$329

-10-

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

	THREE MONTHS ENDED SEPT. 30,			NINE MONTHS ENDED SEPT. 30,
	2003 COMPARED TO 2002 INCREASE (DECREASE) DUE TO			2003 COMPARED TO 2002 INCREASE (DECREASE) DUE TO
	VOLUME	RATE	NET CHG	VOLUME	RATE	NET CHG
(Dollars in thousands)
Interest earned on:
Federal funds sold	$(3)	$(3)	$(6)	$10	$(11)	$(1)
Taxable investment securities	(105)	(904)	(1,009)	(160)	(1,734)	(1,894)
Nontaxable investment securities	165	(34)	131	491	(141)	350
Real estate loans	320	(239)	81	618	(532)	86
Commercial loans and leases	12	(42)	(30)	203	(249)	(46)
Indirect loans	357	(353)	4	870	(759)	111
Consumer loans (net of unearned discount)	16	(172)	(156)	173	(476)	(303)

Total interest-earning assets	$762	$(1,747)	$(985)	$2,205	$(3,902)	$(1,697)

Interest paid on:
Interest-bearing demand deposits	$5	$(33)	$(28)	$15	$(147)	$(132)
Savings and money market deposits	52	(230)	(178)	138	(560)	(422)
Time deposits	(196)	(449)	(645)	45	(1,216)	(1,171)
Borrowings	253	(465)	(212)	306	(757)	(451)

Total interest-bearing liabilities	$114	$(1,177)	$(1,063)	$504	$(2,680)	$(2,176)

Net interest earnings (FTE)	$648	$(570)	$78	$1,701	$(1,222)	$479

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

For the nine months ended September 30,	2003			2002
(Dollars in thousands)
	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid
Assets:
Interest earning assets:
Federal Funds Sold	$2,847	$26	1.22%	$1,939	$27	1.86%
Taxable investment securities	$230,341	$7,112	4.12%	$234,817	$9,006	5.11%
Nontaxable investment securities	$63,885	$3,259	6.80%	$54,473	$2,909	7.12%
Real Estate Loans	$159,250	$8,315	6.96%	$147,770	$8,229	7.42%
Commercial Loans & Leases (net of unearned income)	$137,851	$6,417	6.21%	$133,488	$6,463	6.45%
Indirect Loans	$78,362	$3,571	6.07%	$61,353	$3,460	7.52%
Consumer Loans	$57,857	$2,629	6.06%	$54,392	$2,932	7.19%

Total interest-earning assets	730,393	31,329	5.72%	688,232	33,026	6.40%

Noninterest earning assets:
Other assets	49,035			47,395
Less: Allowance for loan losses	(5,631)			(4,828)
Net unrealized gains/(losses) on
available-for-sale portfolio	9,114			4,889

Total	$782,911			$735,688

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Demand deposits	$83,108	$192	0.31%	$77,938	$324	0.55%
Saving deposits	$193,754	$1,531	1.05%	$179,015	$1,953	1.45%
Time deposits	$220,158	$4,857	2.94%	$218,432	$6,028	3.68%
Borrowings	$154,788	$3,333	2.87%	$142,060	$3,784	3.55%

Total interest bearing liabilities	651,808	9,913	2.03%	617,445	12,089	2.61%

Noninterest bearing liabilities:
Demand deposits	57,399			54,172
Other liabilities	9,048			7,547
Shareholders’ equity	64,656			56,524

Total	$782,911			$735,688

Net interest earnings (FTE)		$21,416			$20,937

Net yield on interest-earning assets			3.91%			4.06%

Net interest spread			3.70%			3.78%

Federal tax exemption on non-taxable
investment securities included in interest income		$1,107			$987

For the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, net interest income increased $359,000, or 1.8%, to $20,309,000. The increase resulted from a $42,161,000, or 6.1%, increase in average earning assets, that more than offset a 15-basis point decline in the net interest margin. Average earning assets for the comparable nine-month periods primarily increased as a result of an increase of $36,317,000, or 9.2%, in average loans. The decline in the margin is primarily due to lower market interest rates in 2003 impacting loan and investment yields more rapidly than the cost of interest bearing liabilities. Average earning asset yields for the comparable periods declined 68 basis points while at the same time the average cost of interest bearing liabilities declined 58 basis points.

Total interest income declined $1,817,000, or 5.7%, for the nine months ended September 30, 2003 compared to the same period a year ago. A decline in investment income of $1,663,000, or 15.2%, was the primary reason for the decline in interest income, as loan and lease income declined less than 1% compared to that reported for the nine months ended September 30, 2002. The decline in investment income was attributable to a decline of 79 basis points in the average yield on the portfolio for the comparable periods, impacted by lower yields on reinvestments and increased amortization expense resulting from accelerated prepayments on mortgage-backed securities. Average investments increased $4,936,000, or 1.7%, for the comparable nine-month periods. Income from loans and leases declined $154,000, or 0.7%, for the nine-month period ending September 30, 2003 compared to the same period last year, as the negative impact from a 64-basis point decline in the average yield was nearly offset by the positive impact resulting from the increase in average loans and leases.

Interest expense declined $2,176,000, or 18%, for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002. The lower interest expense was most significantly the result of lower rates paid on both deposits and borrowings. Deposit expense for the comparable periods declined $1,725,000, or 20.8%, primarily the result of a decline of 57 basis points in the average rate paid on interest- bearing deposits. Average interest-bearing deposits increased $21,635,000, or 4.6%, for the comparable nine-month periods. Interest expense on borrowings declined $451,000, or 11.9%, primarily due to a 68-basis point reduction in the average rate paid for borrowings. Average borrowings increased $12,728,000, or 9%, for the comparable periods.

Analysis of the Provision and Allowance for Loan and Lease Losses

The Bank reported that its ratio of annualized net loan and lease charge-offs to average portfolio loans and leases for the third quarter of 2003 was 0.35% compared with a ratio of 0.24% for the 2002 third quarter. The increase reflects a rise in commercial loans charged off during the current quarter. Commercial loan charge-offs during the quarter were 56% of total loans charged off for the period and represented an annualized loss rate of 63 basis points of the commercial loan and lease portfolio. The majority of the commercial loan losses during the current quarter resulted from a loss on one account. Improvement for the comparable periods was reflected in the annualized rate of net indirect auto loans charged off to average indirect auto loans, that declined from 1.18% for the third quarter of 2002 to 0.54% for the third quarter of 2003. The reduction in the loss rate on indirect loans reflects the change in underwriting guidelines that has been in effect for the past two years. Improvement in this portfolio was further supported by a reduction in the delinquency rate (defined as loans over 30 days past due as a percentage of period-end indirect auto loans) that has declined from 1.42% at September 30, 2002 to 0.80% at September 30, 2003. Losses in other loan portfolio categories were minimal for the quarter ended September 30, 2003.

The ratio of non-performing loans to total loans at September 30, 2003 was 1.07% compared to 0.39% at September 30, 2002 with the increase continuing to reflect the inclusion of one large commercial relationship that was placed on non-accrual status in the first quarter of 2003. However, since the end of the 2003 first quarter, the ratio of non-performing loans to total loans has declined by nearly 20% from 1.33%, and the total amount of non-performing loans has declined $593,000, more than 10%, with a significant amount of the improvement relating to payments received on the large problem commercial credit.

Although the ratio of the provision for loan and lease loss expense to average loans and leases for the quarter ended September 30, 2003 declined compared with that reported for the quarter ended September 30, 2002, the allowance for loan and lease losses as a percentage of total loans and leases increased to 1.28%, up from 1.24% for the same period a year earlier, reflecting increased reserves built in the first half of 2003 associated with increased risk in the commercial loan portfolio. Based on management’s 2003 third quarter evaluation of the allowance, the Company believes that both specific reserves for problem credits, and the overall level of the allowance at September 30, 2003 are adequate. The Bank’s loan and lease delinquency rate, on all loans and leases over 30 days past due including non-accrual loans, was 1.61% at September 30, 2003 compared with 1.16% a year earlier. When excluding non-accrual loans from the ratio, the Bank’s loan and lease delinquency rate was 0.69% as of September 30, 2003, compared with 0.88% at September 30, 2002, and 0.93% at December 31, 2002.

The following tables present loan quality ratios for the periods indicated and a summary of the changes in the allowance for loan and lease losses arising from loans charged off and recoveries on loans previously charged off and additions to the allowance, which have been charged to expense for the periods indicated.

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2003	2002	2003	2002
Net Loans and Leases Charged-off to Average Loans and Leases, Annualized	0.35%	0.24%	0.31%	0.32%
Provision for Loan and Lease Losses to Average Loans and Leases, Annualized	0.36%	0.47%	0.60%	0.53%
Provision for Loan and Lease Losses to Net Loans and Leases Charged-off	101.51%	191.24%	196.50%	167.73%
Allowance for Loan and Lease Losses to Period-end Loans and Leases	1.28%	1.24%	1.28%	1.24%
Allowance for Loan and Lease Losses to Nonperforming Loans and Leases	119.17%	313.75%	119.17%	313.75%
Allowance for Loan and Lease Losses to Net Loans and Leases Charged-off, Annualized	375.88%	509.36%	448.91%	408.47%
Nonperforming Loans and Leases to Period-end Loans and Leases	1.07%	0.39%	1.07%	0.39%
Nonperforming Assets to Period-end Assets	0.63%	0.24%	0.63%	0.24%

	(Dollars in thousands)
	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2003	2002	2003	2002
Allowance for Loan Losses, Beginning of Period	$5,978	$4,885	$5,019	$4,478

Loans Charged-off	(495)	(365)	(1,275)	(1,286)
Recoveries of Loans Previously Charged-off	97	114	275	347

Net Loans Charged-off	(398)	(251)	(1,000)	(939)

Provision for Loan Losses	404	480	1,965	1,575

Allowance for Loan Losses, End of Period	$5,984	$5,114	$5,984	$5,114

When comparing the nine months ended September 30, 2003 with the same period in 2002, although net loans charged off increased $61,000, or 6.5%, the ratio of net loans and leases charged-off to average loans and leases for the comparable periods improved. The year-to-date increase in the net losses is the result of higher commercial loan losses, while the improvement in the ratio of net charge-offs to average loans for the comparable periods reflects relative stability in the growth rate of loan losses at the same time the Bank reported a higher growth rate in new loans. For the comparable nine-month periods, the provision for loan losses increased $390,000 and was primarily attributable to the increased risk associated with the commercial credit placed on nonaccrual status in the 2003 first quarter. The change in the Bank’s loan and lease portfolio credit quality indicators for the nine-month periods, particularly those relating to non-performing loans and leases, the provision for loan and lease loss expense, and the coverage ratios, is primarily related to the change in the risk rating of the large commercial credit that occurred during the first quarter of 2003.

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated:

	(Dollars in thousands)
	Three Months ended September 30,				Nine Months ended September 30,
	2003	2002	Change		2003	2002	Change
Service charges on deposit accounts	$876	$587	$289	49.23%	$2,120	$1,695	$425	25.07%
Trust & brokerage services	329	311	18	5.79%	1,004	1,053	(49)	-4.65%
Bank owned life insurance	116	124	(8)	-6.45%	349	364	(15)	-4.12%
Gain on the sale of loans	3	23	(20)	-86.96%	105	95	10	10.53%
Income from mortgage servicing rights	2	—	2	0.00%	179	—	179	0.00%
Other operating income	501	535	(34)	-6.36%	1,275	1,273	2	0.16%

Core noninterest income	$1,827	$1,580	$247	15.63%	$5,032	$4,480	$552	12.32%
Net premium on sale of branch	—	—	—	0.00%	1,407	—	1,407	0.00%
Investment securities gains	276	289	(13)	-4.50%	1,142	671	471	70.19%
Gain/(loss) on disposal of assets	(46)	6	(52)	-866.67%	(46)	6	(52)	-866.67%

Total noninterest income	$2,057	$1,875	$182	9.71%	$7,535	$5,157	$2,378	46.11%

Core non-interest income for the three months ended September 30, 2003 increased $247,000, or 15.6%, when compared with the three months ended September 30, 2002, as increased overdraft fee income resulting from the Bank’s 2003 second quarter launch of its new consumer overdraft protection program pushed up total service charge income. A decline in the volume of mortgage loans sold during the 2003 third quarter reduced gains on loan sales when compared to the comparable quarter in 2002, while a reduction in insurance commissions associated with credit insurance programs created a negative variance in other operating income for the comparable periods. During the 2003 third quarter, the Bank installed new signage on all of its banking locations as a part of its new branding initiative. In connection with the change, the Bank took a one-time charge, negatively impacting total non-interest income.

Total non-interest income for the nine months ended September 30, 2003 was positively impacted by the second quarter sale of the Bank’s Whitney Point branch and the premium received on the deposits, which were included as a part of the sale. The sale of the Bank’s only branch located in Broome County was consistent with the Bank’s strategic plans to focus its branch expansion in contiguous markets that offer more attractive opportunities for future growth. The Bank expects to reinvest the gain and cost savings from the Whitney Point branch sale in new branches planned for opening in 2004 in the Onondaga County market. Investment security gains also increased year over year and were associated with opportunities consistent with the Bank’s total return to portfolio management approach. Core non-interest income for the nine months ended September 30, 2003 was positively impacted by an increase in overdraft fee income over the past two quarters and income from mortgage service rights booked in connection with loans sold during the first half of 2003.

Non-interest Expense

The following table sets forth certain information on non-interest expense for the periods indicated:

	(Dollars in thousands)
	Three Months ended September 30,				Nine Months ended September 30,
	2003	2002	Change		2003	2002	Change
Salaries, wages, and employee benefits	$3,462	$3,274	$188	5.74%	$9,887	$9,425	$462	4.90%
Building, occupancy, and equipment	827	859	(32)	-3.73%	2,682	2,605	77	2.96%
Other operating expense	1,605	1,584	21	1.33%	4,651	4,727	(76)	-1.61%

Total noninterest expense	$5,894	$5,717	177	3.10%	$17,220	$16,757	463	2.76%

-15-

Increased salary and employee benefit expenses pushed up non-interest expense for the three and nine months ended September 30, 2003 compared with the three and nine months ended September 30, 2002. The higher costs related to originating and servicing increased loan volumes, organizational re-design, and year-over-year salary adjustments. Building, occupancy and equipment expense was less in the 2003 third quarter than reported in the same period last year on lower depreciation and equipment expense. For the comparable year-to-date periods, expense was up on higher building maintenance and utility costs during the first half of the year. An increase in other operating expense for the comparable third quarters related to overall growth in the Bank’s business, while the decline in other operating expense for the comparable year-to-date periods primarily reflected lower costs associated with the purchase of stationery and supplies. Improvement in vendor management, and benefits resulting from the Bank’s investment in technology, have reduced those costs.

Income taxes

The Company’s effective tax rate increased slightly from 25.6% for the three months ended September 30, 2002 to 26%, for the three months ended September 30, 2003. For the nine-month comparable periods, the effective tax rate increased from 25.1% last year to 27.1% this year, with the increase in the rate reflecting the increased taxable income associated with the sale of the Bank’s Whitney Point branch that occurred in the 2003 second quarter.

ANALYSIS OF THE FINANCIAL CONDITION

Total assets increased $32,502,000, or 5.6% on an annualized basis, from $774,950,000 at December 31, 2002 to $807,452,000 at September 30, 2003. For the nine months ended September 30, 2003, total loans and leases increased $54,174,000, or 17.4% on an annualized basis, to $468,451,000. Significant growth occurred during the first nine months of 2003 in the indirect auto, residential mortgage, and commercial loan and lease portfolios. During the first nine months of 2003, indirect auto loans increased $22,427,000, or 43.5% on an annualized basis, in part as a result of offering competitively priced loans through a growing base of new and used car dealers. The residential mortgage loan portfolio also reported growth for the nine months ended September 30, 2003, increasing $21,189,000, or 18.4% on an annualized basis. With strong residential mortgage loan activity during the first nine months of 2003, the Bank managed its portfolio growth objectives by selling surplus originations to the secondary market, increasing its servicing portfolio during the period by $6,260,000. For the same period, commercial loans and leases were up $10,230,000, or 10.1% on an annualized basis, on growth in both new business relationships and increased usage on lines of credit. Consumer loans increased a modest $328,000, or 0.8% on an annualized basis, during the first nine months of 2003. During the period, consumers prepaid loans at an increased rate, with many rolling their debt into mortgage refinancings. Offsetting much of the decline in personal and direct installment loans, was an increase of $5,695,000, or 23.3% on an annualized basis, in outstanding balances on home equity lines of credit. During the first nine months of 2003, the Bank originated new home equity lines with aggregate credit limits of $17,021,000. The Bank expects that the shift from installment loans to home equity lines of credit within the consumer loan portfolio will reduce the level of credit risk in the portfolio.

The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated:

	(Dollars in thousands)
	September 30, 2003		December 31, 2002		September 30, 2002
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial loans & leases	$144,814	31.3%	$134,584	32.9%	$138,346	33.9%
Real estate mortgage	174,337	37.7%	153,148	37.4%	151,891	37.3%
Indirect Auto	91,238	19.7%	68,811	16.8%	65,436	16.1%
Consumer	58,062	12.6%	57,734	14.1%	57,185	14.0%

Gross Loans & Leases	468,451	101.4%	414,277	101.2%	412,858	101.3%
Less:
Unearned Income and Discount	(382)	(0.1%)	(54)	(0.0%)	(51)	(0.0%)
Allowance for Loan Losses	(5,984)	(1.3%)	(5,019)	(1.2%)	(5,114)	(1.3%)

Net Loans & Leases	$462,085	100.0%	$409,204	100.0%	$407,693	100.0%

The investment portfolio as of September 30, 2003 in the amount of $291,529,000, declined $23,465,000, or 9.9% on an annualized basis, since December 31, 2002. Funds generated through the reduction in the investment portfolio were used to fund a portion of the loan portfolio growth during the nine-month period. At September 30, 2003, the investment portfolio included $5,545,000 in unrealized appreciation.

The Company had an investment of $5,395,000 in Federal Home Loan Bank of New York (FHLBNY) common stock at September 30, 2003. The FHLBNY reported that it suspended the October dividend payment on this stock. As a result of the announcement, third quarter pre-tax earnings were lower than expected by approximately $50,000, with future quarterly earnings impacted to the extent the FHLBNY continues the dividend suspension or reduces the dividend amount from that previously paid.

For the nine months ended September 30, 2003, deposits increased $16,181,000, or 4% on an annualized basis, to $562,834,000 at the end of the period. During the period, strong growth in public funds and business deposits more than offset a $13,000,000 reduction of primarily personal deposits associated with the sale of the Bank’s Whitney Point branch. Excluding the branch sale, deposits increased approximately $30,000,000, or 7.3% on an annualized basis, with growth the strongest in money market savings balances. The Company’s borrowings, consisting primarily of collateralized repurchase agreements with brokers and advances from the Federal Home Loan Bank (“FHLB”), increased $15,829,000, or 13.6% on an annualized basis, during the first nine months of 2003. The increase in both deposits and borrowings also funded loan growth during the period.

Liquidity

The Company’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, and to take advantage of market interest rate opportunities. Funding loan and lease requests, providing for liability outflows, and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee (“ALCO”) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of September 30, 2003, that liquidity as measured by the Bank is in compliance with its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the FHLB, and securities sold under repurchase agreements. During the nine months ended September 30, 2003, cash and cash equivalents increased by $2,678,000, as net cash provided by operating activities and financing activities of $50,988,000 was more than the net cash used by investing activities of $48,310,000. Net cash provided by financing activities reflects a net increase in deposits of $29,211,000, and a net increase in borrowings of $16,118,000. Net cash used in investing activities reflects a net increase in loans and leases of $56,107,000, a net decrease in investment securities of $19,431,000, and $10,566,000 paid out in connection with the sale of the Bank’s Whitney Point branch deposits.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of September 30, 2003, the Bank’s credit limit with the FHLB was $149,511,000. The total of the Bank’s outstanding borrowings from the FHLB on that date was $100,000,000.

Capital Resources

During the nine months ended September 30, 2003, shareholders equity increased $2,309,000 to $65,262,000, and book value per share increased $0.27 to $18.50. Shareholders’ equity was positively impacted during the first nine months of the year as a result of net income of $6,310,000 and stock option exercise proceeds of $1,334,000, and was reduced by dividend payments of $2,211,000 and a decline in the unrealized gain on available for sale securities (net of taxes) of $3,140,000.

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

	(Dollars in thousands)
	Actual		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
As of September 30, 2003
Total Capital (to Risk-Weighted Assets)	$67,919	14.13%	$48,059	>10.00%
Tier I Capital (to Risk-Weighted Assets)	61,935	12.89%	$28,836	>6.00%
Tier I Capital (to Average Assets)	61,935	7.80%	39,714	>5.00%
As of December 31, 2002
Total Capital (to Risk-Weighted Assets)	$61,505	14.09%	$43,662	>10.00%
Tier I Capital (to Risk-Weighted Assets)	56,486	12.94%	26,198	>6.00%
Tier I Capital (to Average Assets)	56,486	7.41%	38,105	>5.00%

On December 17, 2002, the Company’s Board of Directors authorized the repurchase of up to 100,000 shares, or approximately 3%, of the Company’s outstanding common stock during the period from January 18, 2003 through January 17, 2004. This authorization replaced previously announced stock repurchase authorizations by the Board. As of September 30, 2003, the Company had purchased 1,176 shares under the December 17, 2002 authorization.

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

The allowance for loan and lease losses represents management’s estimate of probable loan and lease losses inherent in the loan and lease portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgement and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. The Consolidated Financial Statements describe the methodology used to determine the allowance for loan and lease losses, and a discussion of the factors driving changes in the amount of the allowance for loan and lease losses is included in this report.

The Company estimates its tax expense based on the amount it expects to owe the respective tax authorities. Taxes are discussed in more detail in Note 9 of the Consolidated Financial Statements. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position. If the final resolution of taxes payable differs from the Company’s estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

Other Information

In December of 1998, the Oneida Indian Nation (“The Nation”) and the U.S. Justice Department filed a motion to amend a long-standing land claim against the State of New York to include a class of 20,000 unnamed defendants who own real property in Madison County and Oneida County. An additional motion sought to include the Company as a representative of a class of landowners. On September 25, 2000, the United States District Court of Northern New York rendered a decision denying the motion to include the landowners as a group, and thus, excluding the Company and many of its borrowers from the litigation. The State of New York, the County of Madison and the County of Oneida remain as defendants in the litigation. This ruling may be appealed by The Nation, and does not prevent The Nation from suing landowners individually, in which case the litigation could involve assets of the Company. On August 3, 2001, the Justice Department moved to amend its complaint to drop landowners as defendants. In February 2002, the State of New York, the Nation and the Counties of Madison and Oneida announced that they have reached a tentative agreement to settle the land claim. Among other things, this settlement would pay the three Oneida tribes $500,000,000 for their lost land. However, the proposed settlement would require the approval of governments from county legislatures to the United States Congress. In October 2003, the media reported that the United States Department of Interior will not fund the $250,000,000 federal contribution contemplated by the proposed settlement, although it was willing to consider other alternatives to find funds for the settlement. Even if such approvals are received, a final agreement is expected to be years away as the parties work out numerous details. Moreover, the other two Oneida tribes, from Wisconsin and Ontario, which did not participate in the settlement negotiations, have indicated that they do not intend to go along with the settlement. The Wisconsin tribe subsequently filed new lawsuits against individual landowners, and have publicly stated its intention to continue to file other new suits against landowners. Management believes that, ultimately, the State of New York will be held responsible for these claims and this matter will be settled without adversely impacting the Company.

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

Earnings Simulation Modeling

Net interest income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening of the yield curve would result in increased earnings as investment margins widen. The model requires management to make assumptions about how the Bank’s balance sheet is likely to evolve though time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Bank’s own loans. Non-contractual deposit growth rates and pricing are modeled on historical patterns. Interest rates of the various assets and liabilities on the balance sheet are assumed to change proportionally, based on their historic relationship to short-term rates. The Bank’s guidelines for risk management call for preventative measures to be taken if the simulation modeling demonstrates that an instantaneous 2% increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 15% when compared to the stable rate scenario. The low level of short-term interest rates throughout 2003, necessitated a modification of the standard 2% rate change scenario, to an instantaneous decrease of 1% scenario over the next twelve months with an adverse effect no greater than 7.5%. At September 30, 2003, based on the results of the Bank’s simulation model, and assuming that management does not take action to alter the outcome, the Bank would expect net interest income to decrease 10.9% if short term interest rates increase by 2%, and to increase 4.5% if short term interest rates decline by 1%.

Net Present Value Estimation

The Net Present Value of Equity (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of the asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The Bank’s NPV analysis models both an instantaneous 2% increasing and 2% decreasing interest rate scenario comparing the NPV in each scenario to the NPV in the current rate scenario. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. The NPV measure assumes a static balance sheet versus the growth assumptions that are incorporated into the earnings simulation measure, and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation model. As with earnings simulation modeling, assumptions about the timing and the variability of balance sheet cash flows are critical in NPV analysis. Particularly important are assumptions driving mortgage prepayments in both the loan and investment portfolios, and changes in the noncontractual deposit portfolios. These assumptions are applied consistently in both models. Based on the September 30, 2003 NPV estimation, a 2% instantaneous increase in interest rates was estimated to decrease NPV by 13.6%. NPV was estimated to decline by 0.4% if rates immediately declined by 1%. Policy guidelines limit the amount of the estimated increase/decline to 25% in a 2% rate change scenario, and 12.5% in a 1% rate change scenario. As with the earnings simulation modeling, due to the low level of interest rates throughout 2003, the Bank modified its standard decreasing rate scenario to a 1% rate decline at year end.

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of September 30, 2003, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures as of September 30, 2003 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits required by Item 601 of Regulation S-K:

Ex. No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Amended and Restated Bylaws of the Company(1)

31.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2).

31.2	Certification of David P. Kershaw, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2).

32.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of David P. Kershaw, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

-22-

(1)	Incorporated herein by reference to the exhibit with the same number to the Registration Statement on Form S-4 (Registration No. 333-62623) of the Company previously filed with the Securities and Exchange Commission on August 31, 1998, as amended.

(2)	Filed herewith.

b)	Reports on Form 8-K

On July 21, 2003 the Company furnished a Current Report on Form 8-K regarding the announcement of the Company’s earnings for 2003 second quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE FINANCIAL CORPORATION

DATE: November 13, 2003	/s/ Jack H. Webb —————————————— Jack H. Webb, Chairman of the Board, President and Chief Executive Officer

DATE: November 13, 2003	/s/ David P. Kershaw —————————————— David P. Kershaw, Treasurer & Chief Financial Officer

-23-