Form 10-K
period 2003-12-31
ALLIANCE FINANCIAL CORP /NY/
filed 2004-03-05
CIK 796317

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to___________

Commission file number 0-15366

ALLIANCE FINANCIAL CORPORATION

(Exact name of Registrant as specified in its charter)

New York	16-1276885

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

MONY Tower II, 18th Floor, 120 Madison Street, Syracuse, NY 13202	13202

(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number including area code: (315) 475-4478

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 Per Share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|	No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2003, determined using a per share closing price on that date of $27.00, as quoted on the Nasdaq National Market was $87,842,556.

The number of outstanding shares of the Registrant’s common stock on March 1, 2004: 3,564,213 shares.

DOCUMENTS INCORPORATED BY REFERENCE Portions of the proxy statement for the annual shareholders meeting to be held on May 11, 2004 (the “Proxy Statement”), are incorporated by reference in Part III.

TABLE OF CONTENTS FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2003 ALLIANCE FINANCIAL CORPORATION

PART I

        This Annual Report on Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations and business of Alliance Financial Corporation and its subsidiaries. These forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) an increase in competitive pressure in the banking industry; (2) changes in the interest rate environment reduce margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (5) changes in business conditions and inflation; (6) changes in the securities markets; (7) the ability to maintain and increase market share and control expenses; and (8) other factors detailed from time to time in the Company’s SEC filings.

        The Company maintains a website at Alliancebankna.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, are available on the Company’s website free of charge as soon as reasonably practicable following the filing of those reports with the Securities and Exchange Commission.

Item 1 — Description of the Business

General

        Alliance Financial Corporation (the “Company”) is a New York-registered bank holding company formed on November 25, 1998 as a result of the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc., which were incorporated in May 30, 1986 and October 31, 1984, respectively. The Company is the parent holding company of Alliance Bank, N.A. (the “Bank”), which was formed as the result of a merger of First National Bank of Cortland and Oneida Valley National Bank as of the close of business, April 16, 1999. Unless the context otherwise provides, references herein to the “Company” mean Alliance Financial Corporation, Alliance Bank, N.A., and the Bank’s subsidiaries Alliance Preferred Funding Corp. and Alliance Leasing, Inc.

        The Company’s administrative offices are located on the 18th Floor, MONY Tower II, 120 Madison St., Syracuse, New York. Banking services are provided at the administrative offices as well as at 17 customer service facilities located in Cortland, Madison, Onondaga, and western Oneida counties.

        At December 31, 2003, the Company had 251 full-time employees and 30 part-time employees.

        The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits.

Services

        The Company offers full service banking with a broad range of financial products to meet the needs of its commercial, retail, government, and trust customers. Depository account services include interest and non-interest bearing checking accounts, money market accounts, savings accounts, time deposit accounts, and individual retirement accounts. The Company’s lending activities include the making of residential and commercial mortgage loans, business lines of credit, working capital facilities and business term loans as well as installment loans, home equity loans, student loans, and personal lines of credit to individuals. Trust and investment department services include personal trust, employee benefit trust, investment management, custodial, and financial planning. Through UVEST Financial Services, member NASD/SIPC, the Bank provides financial counseling and brokerage services. The Company also offers safe deposit boxes, travelers checks, money orders, wire transfers, collection services, drive-up banking facilities, 24-hour night depositories, automated teller machines, 24-hour telephone banking, and on-line internet banking. Commercial leasing services are offered through Alliance Leasing, Inc., a subsidiary of the Bank.

Competition

        The Company’s business is extremely competitive. The Company competes not only with other commercial banks but also with other financial institutions such as thrifts, credit unions, money market and mutual funds, insurance companies, brokerage firms, and a variety of other financial services companies.

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

        The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. In addition, any entity is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the Company’s outstanding common stock, or otherwise obtaining control or a “controlling influence” over the Company.

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

        The Company’s ability to pay dividends to its shareholders is largely dependent on the ability of the Bank, the Company’s bank subsidiary, to pay dividends to the Company. The ability of both the Company and the Bank to pay dividends are limited by federal statutes, regulations and policies. For example, it is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the holding company’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Furthermore, the Bank must obtain regulatory approval for the payment of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank’s net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. The Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations.

        The Federal Reserve Board has established risk-based capital guidelines that are applicable to bank holding companies. The guidelines established a framework intended to make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and take off-balance sheet exposures into explicit account in assessing capital adequacy. The Federal Reserve Board guidelines define the components of capital, categorize assets into different risk classes, and include certain off-balance sheet items in the calculation of risk-weighted assets. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, less goodwill (“Tier I capital”). Banking organizations that are subject to the guidelines are required to maintain a ratio of Tier I capital to risk-weighted assets of at least 4.00% and a ratio of total capital to risk-weighted assets of at least 8.00%. The appropriate regulatory authority may set higher capital requirements when an organization’s particular circumstances warrant. The remainder (“Tier 2 capital”) may consist of a limited amount of subordinated debt, limited-life preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The sum of Tier I capital and Tier 2 capital is “total risk-based capital.” The Company’s Tier I and total risk-based capital ratios as of December 31, 2003 were 14.72% and 15.95%, respectively.

        In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier 1 capital to quarterly average assets less goodwill (“Tier I leverage ratio”) of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a Tier I leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company’s Tier I Leverage ratio as of December 31, 2003 was 8.93%, which exceeded its regulatory requirement of 4.00%. The guidelines provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

        The Gramm-Leach-Bliley Act (“Gramm-Leach”) was signed into law on November 12, 1999. Gramm-Leach permits, subject to certain conditions, combinations among banks, securities firms and insurance companies. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking. In order to engage in these additional financial activities, a bank holding company must qualify and register with the Federal Reserve Board as a “financial holding company” by meeting certain higher standards for capital adequacy and management, with heavy penalties for non-compliance. Gramm-Leach establishes that the federal banking agencies will regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. Bank holding companies that wish to engage in expanded activities but do not wish to become financial holding companies may elect to establish “financial subsidiaries,” which are subsidiaries of national banks with expanded powers. Gramm-Leach permits financial subsidiaries to engage in the same types of activities permissible for non-bank subsidiaries of financial holding companies, with the exception of merchant banking, insurance and annuity underwriting and real estate investment and development. Merchant banking may be permitted after a five-year waiting period under certain regulatory circumstances. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers’ nonpublic, personal information. At this time, the Company has not elected to become a financial holding company.

        Transactions between the holding company and its subsidiary bank are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries. Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the holding company and its affiliates be on terms substantially the same, or at least as favorable to the banks, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

        As a national bank, the Bank is subject to primary supervision, regulation, and examination by the Office of the Comptroller of the Currency (“OCC”) and secondary regulation by the FDIC and the Federal Reserve Board. The Bank is subject to federal statutes and regulations that significantly affect its business and activities. The Bank must file reports with its regulators concerning its activities and financial condition and obtain regulatory approval to enter into certain transactions. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, acceptance of deposits, trust activities, mergers, consolidations, payment of dividends, capital requirements, reserves against deposits, establishment of branches and certain other facilities, limitations on loans to one borrower and loans to affiliated persons, and other aspects of the business of banks. In addition, federal legislation has instructed federal agencies to adopt standards or guidelines governing banks’ internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and stock valuation, and other matters. Regulatory authorities have broad flexibility to initiate proceedings designed to prohibit banks from engaging in unsafe and unsound banking practices.

        The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statures. Among other things, federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA identifies the following capital categories for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Rules adopted by the federal banking agencies under FDICIA provide that an institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. FDICIA imposes progressively more restrictive constraints on operation, management, and capital distributions, depending on the capital category in which an institution is classified. At December 31, 2003, the Company and the Bank were in the well-capitalized category based on the ratios and guidelines noted above.

        The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital level and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well capitalized, or is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates.

        The Community Reinvestment Act of 1977 (“CRA”) and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications regarding establishing branches, mergers or other bank or branch acquisitions. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

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

        The earnings of the Company are significantly affected by the monetary and fiscal policies of governmental authorities, including the Federal Reserve Board. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open-market operations in U.S. Government securities and federal funds, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, and the interest rates charged on loans and paid for deposits. The Federal Reserve Board frequently uses these instruments of monetary policy, especially its open-market operations and the discount rate, to influence the level of interest rates and to affect the strength of the economy, the level of inflation or the price of the dollar in foreign exchange markets. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect that they may have on the Company’s business and earnings.

        As a publicly-held corporation, the Company is subject to the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The Nasdaq Stock Market has also adopted corporate governance rules concerning, among other things, director independence, audit committee composition and charter, officer compensation and director nominations.

        ADD SARBANES UPDATE

Item 2 — Properties

The Company operates the following branches as of December 31, 2003:

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
6

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

The offices at Fairmount, Lyndon Corners, MONY Tower II, Park Place, TOPS Plaza, Tully, and the Wal-Mart store are leased. The other banking premises are owned.

Item 3 — Legal Proceedings

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

        In February 2002, the State of New York, the Nation and the Counties of Madison and Oneida announced that they had reached a tentative agreement to settle the land claim. Among other things, this settlement would pay the three Oneida tribes $500 million for their lost land. However, the proposed settlement required the approval of governments from county legislatures to the United States Congress. In October 2003, the media reported that the United States Department of Interior would not fund the $250,000,000 federal contribution contemplated by the proposed settlement, although it was willing to consider other alternatives to find funds for the settlement. Even if such approvals are received, a final agreement is expected to be years away as the parties work out numerous details. Moreover, the other two Oneida tribes, from Wisconsin and Ontario, which did participate in the settlement negotiations, have indicated that they do not intend to go along with the settlement. The Wisconsin tribe subsequently filed new law suits against individual landowners, and have publicly stated its intention to continue to file other new suits against landowners. Management believes that, ultimately, the State of New York will be held responsible for these claims and this matter will be settled without adversely impacting the Company.

        There are no other pending legal proceedings, other than routine litigation incidental to the business of the Bank, to which the Company or the Bank is a party or to which their property is the subject. In management’s opinion, no pending action, if adversely decided, would materially affect the Company’s financial condition.

Item 4 — Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5 — Market for Registrant’s Common Stock and Related Shareholder Matters

Common Stock Data:

The common stock of the Company is listed for quoting in the Nasdaq National Market System under the symbol “ALNC”. Market makers for the stock are Ryan, Beck & Company (800-342-2325), Sandler O’Neill & Partners, LP (800-635-6851), McConnell Budd & Romano (800-538-6957), and Dain Rauscher (800-343-3036). There were 741 shareholders of record as of December 31, 2003. The following table presents stock prices for the Company for 2003 and 2002. Stock prices below are based on daily high and low closing prices for the quarter, as reported on the Nasdaq National Market System. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

2003	High	Low	Dividend Declared

1st Quarter	$38.00	$26.90	$0.21
2nd Quarter	35.70	27.00	0.21
3rd Quarter	29.82	27.00	0.21
4th Quarter	31.93	28.50	0.31	*

2002	High	Low	Dividend Declared

1st Quarter	$24.45	$23.10	$0.19
2nd Quarter	26.50	23.20	0.20
3rd Quarter	26.50	24.25	0.20
4th Quarter	28.00	25.51	0.20

*  Includes a special cash dividend of $0.10 per share

The transfer agent for the Company’s stock is American Stock Transfer & Trust Company (“ASTC”). ASTC can be contacted at the following address:

Registrar and Transfer Agent
American Stock Transfer & Trust Company
59 Maiden Lane
New York, NY 10038

Automatic Dividend Reinvestment Plan

The Company has an automatic dividend reinvestment plan. This plan is administered by ASTC, as agent. It offers a convenient way for shareholders to increase their investment in the Company. The plan enables certain shareholders to reinvest cash dividends on all or part of their common stock in additional shares of the Company’s common stock without paying brokerage commissions or service charges. Shareholders who are interested in this program may receive a Plan Prospectus and enrollment card by calling ASTC Dividend Reinvestment at 1-800-278-4353, or writing to the following address:

Dividend Reinvestment
American Stock Transfer & Trust Company
59 Maiden Lane
New York, NY 10038

The Company has historically paid regular quarterly cash dividends on its common stock, and the Board of Directors presently intends to continue the payment of regular quarterly cash dividends, subject to the need for those funds for debt service and other purposes. However, because substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends will depend upon the earnings of the Bank, its financial condition and its need for funds. Furthermore, there are a number of federal banking policies and regulations that would restrict the Company’s ability to pay dividends. In particular, because the Bank is a depository institution whose deposits are insured by the FDIC, it may not pay dividends or distribute capital assets if it is in default on any assessment due the FDIC. Also, as a national bank, the Bank is subject to OCC regulations which impose certain minimum capital requirements that would affect the amount of cash available for distribution to the Company. In addition, under Federal Reserve policy, the Company is required to maintain adequate regulatory capital, is expected to serve as a source of financial strength to the Bank and to commit resources to support the Bank. These policies and regulations may have the effect of reducing the amount of dividends that the Company can declare to its shareholders.

Item 6 — Selected Financial Data Five-Year Comparative Summary (Dollars in thousands except per-share data)

ASSETS AND DEPOSITS	2003	2002	2001	2000	1999
Net Loans & Leases	$470,372	$409,204	$371,260	$312,378	$282,025
Investment Securities	305,787	314,994	272,690	223,078	194,382
Deposits	561,400	546,653	499,292	474,899	435,074
Total Assets	826,255	774,950	692,871	580,787	519,197
Trust Department Assets
(Book value, not included in
Total Assets)	223,242	214,318	245,234	236,496	185,972

SHAREHOLDERS’ EQUITY
Capital, Surplus, and Undivided Profits	66,153	62,953	53,463	53,035	49,245

OPERATING INCOME AND EXPENSES

Total Interest Income	40,220	42,714	43,124	40,062	34,508
Total Interest Expense	12,827	15,944	19,965	19,467	14,220

Net Interest Income	27,393	26,770	23,159	20,595	20,288
Provision for Loan and Lease Losses	2,349	1,895	2,455	1,150	975

Net Interest Income after Provision for
Loan and Lease Losses	25,044	24,875	20,704	19,445	19,313
Other Operating Income	9,287	6,764	6,991	6,649	4,558

Total Operating Income	34,331	31,639	27,695	26,094	23,871

Salaries and Related Expense	13,462	12,518	11,264	10,414	9,112
Occupancy and Equipment Expense	3,553	3,443	3,153	2,861	2,587
Other Operating Expense	6,513	6,416	5,550	5,362	4,926

Total Operating Expense	23,528	22,377	19,967	18,637	16,625
Income Before Taxes	10,803	9,262	7,728	7,457	7,246
Provision for Income Taxes	2,792	2,351	1,717	2,032	1,844

Net Income	$8,011	$6,911	$6,011	$5,425	$5,402

Per-Share Data
Net Income - Diluted	$2.23	$1.98	$1.70	$1.52	$1.51
Book Value at Year End	18.72	18.23	15.51	14.70	13.97
Cash Dividends Declared	$0.94	$0.79	$0.85	$0.71	$0.70

Item 7 — Management’s Discussion & Analysis of the Results of Operations and Financial Condition

Introduction

        The Company is a New York corporation, which was formed in November 1998 as a result of the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc.. The Company is a bank holding company that operates one wholly owned banking subsidiary, Alliance Bank, N.A., which provides a full range of financial services in the Central New York marketplace.

        The following discussion and analysis reviews the Company’s business, and provides information that is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Company and its operating subsidiaries. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes, and other information included elsewhere in this Annual Report on Form 10-K.

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

        The Company estimates its tax expense based on the amount it expects to owe the respective tax authorities. Taxes are discussed in more detail in Note 9 of the Consolidated Financial Statements section of this report. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Corporation’s tax position. If the final resolution of taxes payable differs from our estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

RESULTS OF OPERATIONS

Earnings Summary and Executive Overview

        Net income for 2003 was $8,011,000, an increase of $1,100,000, or 15.9%, compared to net income of $6,911,000 in 2002. Earnings per share for 2003, on a fully diluted basis, were $2.23, an increase of 12.6%, or $0.25 per share, compared to $1.98 per share in 2002. Basic earnings per share of $2.28 for the year ended December 31, 2003, compared to $2.00 for the year ended December 31, 2002.

        Strong growth in the Bank’s earning assets continued in 2003, with average loans up 10.4% generating additional revenues that helped to offset the pressure of a declining net interest margin. Combined with funds management strategies that balanced deposit growth with cost effective borrowings, a significant reduction in the Bank’s cost of funds resulted in increased net interest income. The Bank’s announced strategic initiative, to focus future branch expansion in Onondaga County, New York, was set in motion with the 2003 second quarter sale of its only Broome County, New York branch and followed with the fourth quarter announcement of the expected opening of two de-novo branches in Onondaga County during the first quarter of 2004. The net premium received from the branch sale contributed $950,000 to net income in 2003, and will support the investment in the 2004 branch expansion. The bank reorganized its retail brokerage business unit during the year positioning it to add value to the growing branch banking network, and additional strategic initiatives of the Company were launched in 2003 that look to provide merchant banking services to an expanding upstate New York market area.

Selected Performance Measures

        Return on average assets, return on average equity, dividend payout, and equity to asset ratios for the years indicated are as follows:

	2003	2002	2001

Percentage of net income to average total assets	1.01%	0.93%	0.93%
Percentage of net income to average shareholders’ equity	12.34%	11.96%	11.14%
Percentage of dividends declared to net income	41.28%	39.43%	49.15%
Percentage of average shareholders’ equity to average total assets	8.21%	7.79%	8.32%

Net Interest Income

        The net interest income of the Bank is the Company’s principal source of operating income for payment of overhead and providing for loan and lease losses. It is the amount that interest and fees on loans and leases, investments, and other earning assets exceeds the cost of deposits and other interest-bearing liabilities. Net interest income increased $623,000, or 2.3%, to $27,393,000 in 2003. Growth in net interest income in 2003 resulted from a combination of strong growth in higher yielding loans and a significant decline in the cost of funds. The Company’s net interest margin (federal tax-equivalent net interest income divided by average earning assets) for 2003 at 3.91% was down 14 basis points compared to the 4.05% margin reported for 2002. The 2003 margin was up during the fourth quarter of 2003 after declining during the first three quarters of the year. The 2002 net interest margin was unchanged from that reported in 2001. By comparison, net interest income increased $3,611,000, or 15.6%, during 2002 with that growth primarily driven by increased revenues from double-digit growth in earning assets.

        Interest income for 2003 at $40,220,000, was down $2,494,000 compared to 2002, with the 2003 tax-equivalent yield on average earning assets at 5.65%, declining 70 basis points during the 12 months ended December 31, 2003. Similar to 2002, asset yields again declined in 2003 as new loans and investments were booked during the year at market rates significantly lower than the yields on the assets that matured or prepaid during the year. Average earning assets for 2003 were $738,864,000, up $45,310,000, or 6.5%, compared to 2002, and represented 93.5% of total average assets in 2003. By comparison, average earning assets increased $89,503,000, or 14.8%, in 2002 compared to 2001, and for the comparable periods, the tax-equivalent yield on average earning assets declined 101 basis points. Average earning assets in 2002 were 93.4% of total average assets.

        Loans and leases continued to represent the majority of the Company’s interest earning assets and increased to 60% of average earning assets in 2003 from 58% in 2002. Average loans and leases increased $41,453,000 in 2003 with yields declining 71 basis points to 6.33%. Interest income on loans and leases was down $226,000, or 0.8%, in 2003 compared to 2002. The Company’s residential mortgage loan portfolio reported an increase of $13,619,000, or 9.2%, in average loans when comparing the year 2003 to 2002. The average yield on the residential mortgage loan portfolio declined 57 basis points from 7.39% in 2002 to 6.82% in 2003, influenced by newly originated loans, and an increased refinancing of existing portfolio loans, being booked at the lower market rates in effect in 2003. Average consumer loans for the comparable periods increased 5.4%, or $2,975,000, on strong growth in home equity lines of credit. The average yield declined 113 basis points from 7.1% to 5.9% in 2003, influenced significantly by new home equity lines that were indexed to the prime rate and booked at discounted introductory rates throughout the year. Average indirect auto loans increased 31.1%, or $19,522,000, during 2003. Average yields declined 159 basis points in 2003 compared to 2002, as the new loan volume that included a higher level of refinancings originated at the lower market rates in 2003, pushed the average yield lower. Average commercial loans and leases for 2003 increased $5,337,000, or 4%, when compared to the prior year. The growth rate remained low and declined slightly compared with the 5.7% growth rate in 2002, as continued weakness in the economy contributed to a lower demand for commercial loans and leases in 2003. The commercial portfolio, which primarily reprices with short-term market rate indexes that remained relatively stable in 2003, reported a decline in the average yield of 26 basis points, from 6.5% to 6.2%.

        Average loans and leases in 2002 increased $46,736,000 compared to 2001 while average loan and lease yields declined 118 basis points. Interest income on loans and leases was down $851,000, or 2.9%, in 2002 compared to 2001. For the comparable periods, average residential mortgage loans increased $19,783,000, or 15.3%, average consumer loans increased $6,226,000, or 12.7%, average indirect auto loans increased $13,338,000, or 27%, and average commercial loans and leases increased $7,241,000, or 5.7%.

        Although average investments in 2003 increased by $2,791,000, tax-equivalent interest income from investments declined $2,127,000, or 13.4%, compared to 2002. In comparison, average investment securities increased $48,481,000 in 2002 compared to 2001, with tax-equivalent interest income up $827,000, or 5.5%. The average tax-equivalent yield of the portfolio declined 77 basis points, from 5.43% in 2002 to 4.66% in 2003. The decline in the 2003 yield is partially attributable to an increase in amortization expense, associated with premiums previously paid on mortgaged-backed securities. The increase in amortization expense resulted as the securities were prepaid at accelerated rates during 2003. Lower yields on the reinvestments also pushed the 2003 average yield down. Investment income was negatively impacted in the last half of 2003 by the Federal Home Loan Bank of New York’s (FHLB) suspension of the dividend on its stock. Anticipated dividends of $90,000 were not received as a result of the FHLB action. The average tax-equivalent yield on the portfolio had declined 74 basis points in 2002, when compared to 2001. Interest income in 2003 from the sale of federal funds was comparable with that reported in the prior year, with little change in the average balances.

        During 2003, average interest-bearing liabilities increased by $36,666,000, or 5.9%, to $658,952,000. As a result of a continuation of lower market interest rates and repricing characteristics associated with the Company’s liabilities, the average cost of interest-bearing liabilities declined 61 basis points from 2.56% in 2002 to 1.95% in 2003. The Company’s interest expense, which is a function of the volume of and rates paid for interest-bearing liabilities, reported a significant decline of $3,117,000, or 19.6%, in 2003 compared to 2002. Interest expense on deposits declined $2,387,000 in 2003 compared with 2002, although average interest bearing deposits increased $19,380,000, or 4%. A 57 basis point decline in the average rate paid on deposits for the comparable periods, influenced mostly by a 73 basis point decline in the average rate paid on the Bank’s sizeable time deposit category, drove the interest expense lower. Interest expense on borrowings declined $730,000, as the average rate paid on borrowings declined an even greater 84 basis points. Rates on both new and renewal borrowings reflected the lower market interest rates. By comparison, interest expense declined $4,021,000, or 20.1%, in 2002 compared to 2001, resulting primarily from a 117 basis point decline in the average cost of interest-bearing liabilities. Average interest-bearing liabilities increased $87,551,000, or 16.4%, during the 12 months ended December 31, 2002.

        The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Interest income and yield information is adjusted for items exempt from federal income taxes and assumes a 34% tax rate. Nonaccrual loans have been included in the average balances. Securities are shown at average amortized cost.

Average Balances and Net Interest Income

YEARS ENDED DECEMBER 31,	2003			2002			2001

	AVG. BALANCE	AMT. OF INTEREST	AVG. YIELD/ RATE PAID	AVG. BALANCE	AMT. OF INTEREST	AVG. YIELD/ RATE PAID	AVG. BALANCE	AMT. OF INTEREST	AVG. YIELD/ RATE PAID

	(DOLLARS IN THOUSANDS)
Assets:
Interest-earning assets:
Federal funds sold	$ 2,659	$ 33	1.24%	$ 1,593	$ 30	1.88%	$ 7,307	$ 383	5.24%
Taxable investment securities	229,472	9,340	4.07%	236,198	11,890	5.03%	190,463	11,161	5.86%
Nontaxable investment securities	65,241	4,388	6.73%	55,724	3,965	7.12%	52,978	3,867	7.30%
Loans and Leases
(net of unearned discount)	441,492	27,951	6.33%	400,039	28,177	7.04%	353,303	29,028	8.22%

Total interest-earning assets	738,864	41,712	5.65%	693,554	44,062	6.35%	604,051	44,439	7.36%
Noninterest-earning assets:
Other assets	49,262			47,583			45,181
Less: Allowance for loan and
lease losses	(5,728)			(4,898)			(3,954)
Net unrealized gains/(losses) on
available-for-sale portfolio	8,162			6,052			3,391

Total	$ 790,560			$ 742,291			$ 648,669

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Demand deposits	$ 83,365	$ 252	0.30%	$ 78,263	$ 399	0.51%	$ 71,627	$ 752	1.05%
Savings and money
market deposits	197,303	1,989	1.01%	180,533	2,533	1.40%	160,382	4,315	2.69%
Time deposits	218,370	6,264	2.87%	220,862	7,960	3.60%	219,756	11,006	5.01%
Borrowings	159,914	4,322	2.70%	142,628	5,052	3.54%	82,970	3,892	4.69%

Total interest-bearing liabilities	658,952	12,827	1.95%	622,286	15,944	2.56%	534,735	19,965	3.73%
Noninterest-bearing liabilities:
Demand deposits	57,886			54,213			52,871
Other liabilities	8,823			7,996			7,118
Shareholders’ equity	64,899			57,796			53,945

Total	$ 790,560			$ 742,291			$ 648,669

Net interest earnings		$28,885			$28,118			$24,474

Net yield on interest-earning assets			3.91%			4.05%			4.05%
Net interest spread			3.70%			3.79%			3.63%
Federal tax exemption on non-taxable
investment securities included in interest income		$ 1,492			$ 1,348			$ 1,315
13

The following table sets forth the dollar volume of increase (decrease) in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities, and from changes in rates. Volume changes are computed by multiplying the volume difference by the prior year’s rate. Rate changes are computed by multiplying the rate difference by the prior year’s balance. The change in interest due to both rate and volume has been allocated equally between the volume and rate variances.

Volume and Rate Variances

	2003 COMPARED TO 2002			2002 COMPARED TO 2001

	INCREASE (DECREASE) DUE TO			INCREASE (DECREASE) DUE TO
	VOLUME	RATE	NET CHANGE	VOLUME	RATE	NET CHANGE

	(IN THOUSANDS)
Interest earned on:
Federal funds sold	$17	$(14)	$3	$(203)	$(150)	$(353)
Taxable investment securities	(310)	(2,240)	(2,550)	2,495	(1,766)	729
Nontaxable investment securities	660	(237)	423	197	(99)	98
Loans and leases (net of unearned discount)	2,766	(2,992)	(226)	3,580	(4,431)	(851)

Total interest-earning assets	$3,133	$(5,483)	$(2,350)	$6,069	$(6,446)	$(377)

Interest paid on:
Interest-bearing demand deposits	$21	$(168)	$(147)	$52	$(405)	$(353)
Savings and money market deposits	198	(742)	(544)	415	(2,197)	(1,782)
Time deposits	(87)	(1,609)	(1,696)	53	(3,099)	(3,046)
Borrowings	540	(1,270)	(730)	2,456	(1,296)	1,160

Total interest-bearing liabilities	$672	$(3,789)	$(3,117)	$2,976	$(6,997)	$(4,021)

Net interest earnings (FTE)	$2,461	$(1,694)	$767	$3,093	$(551)	$3,644

NonInterest Income

        The Company’s noninterest income is primarily derived from its subsidiary Bank, and is comprised of core components that include service charges on deposits, fees from trust and brokerage services, mortgage banking operations that include gains from sales and income from servicing, and other recurring operating income fees from normal banking operations, along with non-core components that primarily consist of net gains or losses from sales of investment securities.

        The following table sets forth certain information on noninterest income for the years indicated:

NonInterest Income

YEARS ENDED DECEMBER 31,	2003	2002	2001

	(IN THOUSANDS)
Service charges on deposit accounts	$2,927	$2,281	$2,370
Trust and brokerage income	1,357	1,343	1,405
Bank owned life insurance	461	485	475
Gain on sale of loans	421	226	47
Other operating income	1,618	1,634	1,396

Core noninterest income	$6,784	$5,969	$5,693
Investment security gains	1,142	791	1,495
Gain/(loss) on disposal of assets	(46)	4	(197)
Net premium on sale of branch	1,407	—	—

Total noninterest income	$9,287	$6,764	$6,991

        Noninterest income in 2003 increased 37.3% compared to 2002, as a result of increases in both core and non-core items. The Company’s core noninterest income increased 13.7% for the comparable periods. The most significant contribution to the Company’s core noninterest income in 2003 was derived from an increase in Bank service charges on deposit, primarily in the form of increased overdraft fees. During the year, the Bank commenced the offering of an overdraft protection program to its customers that was met with a high level of success. The program increased service charge income by 28.3%. Core noninterest income was also pushed higher as income from an increased volume of mortgage loans sold and serviced grew.

        In non-core components, investment security gains in 2003 increased by $351,000 compared to 2002, as the Company’s total return to portfolio management approach indicated greater benefits would result by capturing gains on the sales of selected securities, with the reinvestment in new securities that better matched the current needs of the portfolio. During the second quarter of 2003, the Bank sold its only Broome County, New York branch that was located in Whitney Point. The branch sale included all deposits and fixed assets, along with a selected portfolio of consumer loans. The net premium on the branch sale included an 11% premium on the sale of the deposits.

        By comparison, noninterest income declined 3.3% in 2002 compared to 2001, primarily the result of a decline in investment security gains for the comparable periods. Core noninterest income however, rose by 4.9%, on increases in mortgage banking operations and growth in recurring customer service fees. Service charge income had declined 3.8% for the comparable periods on weakness in overdraft fees and declining volumes.

NonInterest Expense

        The following table sets forth certain information on noninterest expense for the years indicated:

Noninterest Expense

YEARS ENDED DECEMBER 31,	2003	2002	2001

	(IN THOUSANDS)
Salaries, wages, and employee benefits	$13,462	$12,518	$11,264
Building, occupancy, and equipment	3,553	3,443	3,153
Other operating expense	6,513	6,416	5,550

Total noninterest expense	$23,528	$22,377	$19,967

        Operating expense of $23,528,000 for the 12 months ended December 31, 2003, increased $1,151,000, or 5.1%, when compared to 2002. The increase compared to a $2,410,000, or 12.1%, increase, when comparing 2002 to 2001. Salaries and associated benefit expenses in 2003 were up $944,000, or 7.5%, compared to a $1,254,000, or 11.1% increase in 2002 over 2001, and represented 82% of the 2003 increase in total operating expense. Salary and employee benefit expenses increased in 2003 compared to 2002 as a result of staff growth in the Bank’s retail brokerage, risk management, and corporate support departments, as well as year-over-year salary adjustments that approximated 3.5% and increased incentive compensation plan payments reflective of the Company’s increased earnings. The number of the Company’s employees (full time equivalent) increased from 269 at the end of 2002 to 276 at the end of 2003. The Company’s occupancy and equipment expense increased $110,000, or 3.2%, in 2003 compared to 2002, following a 9.2% increase in the prior year. The higher expense in 2003 was the result of increased depreciation and amortization expense in connection with the purchase and development of systems designed to build efficiency in processing and provide improved customer service. The increase in occupancy expense in 2002 compared with 2001, was primarily the result of higher lease expense along with increased costs associated with depreciating and amortizing investments in technology equipment and software. Other operating expense in 2003 increased $97,000, or 1.5%, compared to the prior year. Improvements in overall expense management, led by a significant reduction in costs associated with the purchase of stationary and office supplies, reduced the growth rate in other operating expense dramatically from the prior year. In 2002, other operating expense increased $866,000, or 15.6%, compared with 2001. In 2002 significant increases in other operating expenses related to the Company’s development and launch of a new corporate branding campaign, including a change in Company logo and image. Operating expense in 2002 also increased as costs of audits and examinations rose compared with 2001, the increase associated with the Company’s commitment to maintaining a strong program of internal controls. The growth in other operating expense also continues to reflect the costs associated with servicing the growth in average assets, which increased 6.5% in 2003, following a 14.8% increase in 2002.

Provision For Income Tax

        The Company’s 2003 provision for income taxes increased by $441,000, or 18.8%, when compared to the 2002 expense, as result of higher pretax earnings and a slight increase in the effective tax rate. The 2003 expense of $2,792,000 resulted in an effective tax rate of 25.8%, compared to the 2002 expense of $2,351,000 that reflected an effective tax rate of 25.4%. The Company’s effective tax rate is lower than the statutory tax rate as a result of its investment in tax exempt securities and from its use of other tax savings strategies.

ANALYSIS OF FINANCIAL CONDITION

Investment Securities

        The investment portfolio is designed to provide a favorable total return utilizing low-risk, high quality investments while at the same time assisting in meeting the liquidity needs of the Bank’s loan and deposit operations, and supporting the Company’s interest risk objectives. The Company classifies the majority of its investment securities as available-for-sale. The Company does not engage in securities trading or derivatives activities in carrying out its investment strategies.

        The book value of the Company’s investment debt securities declined $8,642,000, or 2.9%, in the 12 months ended December 31, 2003, to a total of $290,129,000, compared to an increase of $33,964,000, or 12.8%, during the year 2002. The average tax-equivalent yield of the portfolio in 2003 declined 77 basis points, to 4.66% from 5.43% in 2002. On a comparative basis, the average portfolio yield declined 74 basis points in 2002 compared to 2001. When comparing year-end 2002 to year-end 2003, the tax-equivalent portfolio yield declined 81 basis points, from 5.21% to 4.40%.

        The low interest rate environment in 2003 continued to positively impact the value of the Company’s fixed-rate investment securities, and resulted in the Company’s available-for-sale investment debt securities reflecting a market value that was 2% greater than the portfolios’ book value. In compliance with SFAS 115, the Company reflects net unrealized gains and losses on its available-for-sale portfolio in its financial statement investment securities total, as well as the after-tax effect of the gains and losses in the accumulated other comprehensive income section of its shareholders’ equity. The Company’s December 31, 2003 investment portfolio reflects an unrealized gain on available-for-sale debt securities of $5,876,000, with an after-tax effect of $3,526,000 being reflected as an increase in shareholders’ equity. At December 31, 2002, the Company reported unrealized gains in its available-for-sale portfolio of $10,778,000 and an increase in shareholders’ equity of $6,467,000. The decline in both the unrealized gain and the after tax effect in accumulated other comprehensive income for the comparable periods, is the result of a higher level of interest rates at year-end 2003 compared to year-end 2002, as well as changes in the portfolio’s investment mix and maturity schedule. Based on amortized cost, the Company classified 98% of its investment portfolio as available-for-sale at year-end 2002.

        The following table sets forth the amortized cost and market value for the Company’s held-to-maturity investment securities portfolio:

YEARS ENDED DECEMBER 31,	2003		2002		2001

	AMORTIZED COST	MARKET VALUE	AMORTIZED COST	MARKET VALUE	AMORTIZED COST	MARKET VALUE

	(IN THOUSANDS)
Obligations of states and
political subdivisions	$6,756	$7,240	$6,188	$7,628	$7,371	$8,158

Total	$6,756	$7,240	$6,188	$7,628	$7,371	$8,158

The following table sets forth the amortized cost and market value for the Company’s available-for-sale debt securities within the investment portfolio:

YEARS ENDED DECEMBER 31,	2003		2002		2001

	AMORTIZED COST	MARKET VALUE	AMORTIZED COST	MARKET VALUE	AMORTIZED COST	MARKET VALUE

	(IN THOUSANDS)
U.S. Treasury and other
U.S. government agencies	$115,494	$117,385	$98,233	$102,796	$61,430	$62,228
Mortgage-backed securities	103,598	103,577	138,072	140,833	146,484	147,151
Obligations of states and
political subdivisions	64,281	68,287	56,278	59,732	48,009	48,687
Other securities	—	—	—	—	1,513	1,441

Total	$283,373	$289,249	$292,583	$303,361	$257,436	$259,507

Net unrealized gains/(losses)
on available-for-sale
debt securities	$5,876		$10,778		$2,071

Total Carrying Value	$289,249		$303,361		$259,507

The following table sets forth as of December 31, 2003, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the basis of the cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:

	AT DECEMBER 31, 2003

	AMOUNT MATURING WITHIN ONE YEAR OR LESS	AMOUNT MATURING AFTER ONE YEAR BUT WITHIN FIVE YEARS	AMOUNT MATURING AFTER FIVE YEARS BUT WITHIN TEN YEARS	AMOUNT MATURING AFTER TEN YEARS	TOTAL COST

	(DOLLARS IN THOUSANDS)
Held-To-Maturity Portfolio
Obligations of states and
political subdivisions	$4,083	$1,336	$626	$711	$6,756

Total held-to-maturity
portfolio value	$4,083	$1,336	$626	$711	$6,756

Weighted average yield
at year end (1)	1.97%	5.38%	4.71%	5.14%	3.23%

Available-for-Sale Portfolio
U.S. Treasury and other
U.S. government agencies	$17,015	$79,238	$13,264	$5,977	$115,494
Mortgage-backed securities	31,331	47,271	22,023	2,973	103,598
Obligations of states and
political subdivisions	2,284	7,670	38,038	16,289	64,281
Other securities	—	—	—	—	—

Total available-for-sale
portfolio value	$50,630	$134,179	$73,325	$25,239	$283,373

Weighted average yield
at year end (1)	3.61%	4.32%	5.00%	5.39%	4.48%

(1)

Weighted average yields on the tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a marginal federal tax rate of 34%. These yields are an arithmetic computation of interest income divided by average balance and may differ from the yield to maturity which considers the time value of money.

        The Company’s investment portfolio also includes $9,796,000 in stock and mutual funds, that are held in connection with the Company’s membership in the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York (FHLB), and that also support its Community Reinvestment Act goals. Effective October 2003, the FHLB suspended payment of the dividend on its stock as a result of investment portfolio losses that negatively impacted its capital account. At year-end 2003, the Company owned stock in the FHLB in the amount of $5,950,000. On January 15, 2004, the FHLB announced that it declared a dividend at a rate of 1.45% based on improvement in its 2003 fourth quarter earnings, to be paid on January 30, 2004.

Loans and leases

        The loan and lease portfolio is the largest component of the Bank’s earning assets and accounts for the greatest portion of total interest income. The Bank provides a full range of credit products delivered through its branch network. Consistent with the focus on providing community banking services, the Bank generally does not attempt to diversify geographically by making a significant amount of loans or leases to borrowers outside of the primary service area. Loans and leases are internally generated and lending activity is primarily confined to Cortland, Madison, Onondaga, and western Oneida Counties of New York. The Bank does not engage in highly leveraged transactions or foreign lending activities.

The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated: Composition of the Loan and Lease Portfolio

YEARS ENDED DECEMBER 31,	2003		2002		2001		2000		1999

	AMOUNT	PERCENT	AMOUNT	PERCENT	AMOUNT	PERCENT	AMOUNT	PERCENT	AMOUNT	PERCENT

	(DOLLARS IN THOUSANDS)
Commercial and Lease	$147,142	31.3%	$134,584	32.9%	$126,801	34.2%	$108,447	34.7%	$105,169	37.3%
Residential Real Estate	173,963	37.0%	153,148	37.4%	142,307	38.3%	119,948	38.4%	114,450	40.6%
Indirect Auto	97,163	20.6%	68,811	16.8%	56,371	15.2%	42,065	13.5%	20,246	7.2%
Consumer	58,803	12.5%	57,734	14.1%	50,363	13.5%	45,652	14.6%	46,632	16.5%

Gross Loans and Leases	477,071	101.4%	414,277	101.2%	375,842	101.2%	316,112	101.2%	286,497	101.6%
Less:
Unearned discount	(630)	(0.1%)	(54)	(0.0%)	(104)	(0.0%)	(364)	(0.1%)	(1,060)	(0.4%)
Allowance for loan
and lease losses	(6,069)	(1.3%)	(5,019)	(1.2%)	(4,478)	(1.2%)	(3,370)	(1.1%)	(3,412)	(1.2%)

Net Loans and Leases	$470,372	100.0%	$409,204	100.0%	$371,260	100.0%	$312,378	100.0%	$282,025	100.0%

        On December 31, 2003, gross loans and leases were $477,071,000, increasing $62,794,000, or 15.2%, during the year. By comparison, loans increased $38,435,000, or 10.2%, in 2002. The Bank reported slight changes in the mix of its loan portfolio during 2003, with indirect auto loans increasing as a percentage of total loans, while other categories declined. The Bank continued to report growth in all components of the loan portfolio during 2003.

        Residential mortgage loans, which represented 36.5% of gross loans at December 31, 2003, increased $20,815,000, or 13.6%, during 2003 compared to an increase of $10,841,000, or 7.6%, in 2002. The mortgage portfolio at December 31, 2003 consists of 89% in fixed-rate loans, and 11% in loans that have adjustable-rate features. The Bank originated $98,246,000 in residential mortgage loans in 2003 compared to $53,439,000 in 2002. The 84% growth rate in 2003 originations resulted as mortgage loan rates plunged during the year and pushed refinancings to record levels. The Bank originated record levels of new loans in Cortland, Madison and Onondaga counties. The Bank’s goal to hold stable the percentage of residential mortgage loans to total loans during 2003 resulted in an increase in the amount of loans sold during the year. During 2003 the Bank sold $25,987,000 in mortgage loans and as of year-end 2003, was servicing loans with balances of $42,135,000. The servicing portfolio increased 64.5% during 2003. On a comparative basis, the Bank sold $14,059,000 in mortgage loans in 2002.

        Loans and leases in the commercial category consist primarily of short-term and/or floating-rate loans, lines of credit, as well as commercial mortgage loans, and commercial leases made to small- and medium-sized companies. Commercial loans and leases in 2003 increased $12,558,000, or 9.3%, to $147,142,000. By comparison, commercial loans and leases increased $7,783,000, or 6.1%, in 2002. In spite of a Central New York State economy that has remained weak for the past two years, the Bank continued to report growth in Cortland, Madison, and Onondaga counties. Alliance Leasing, Inc., formed as a subsidiary of the Bank in the first quarter of 2002, contributed 40% of the total growth in commercial loans and leases during 2003. The leasing company specializes in information technology, municipal, health care, energy and utilities, education, and equipment leases.

        Consumer loans, which include home equity lines of credit, direct installment, and revolving credit loans, increased 1.9%, or $1,069,000, in 2003. The consumer loan growth rate in 2003 lagged that of the past several years, as consumers refinanced and consolidated significant amounts of their consumer debt along with mortgage refinancings during the year. During 2003, the Bank continued it prior year focus on building a high credit quality consumer loan portfolio, promoting its home equity line of credit product. Throughout 2003, the Bank offered the variable prime rate based product, at a discounted introductory rate for six months. As a result, the Bank increased home equity line of credit outstanding balances by $6,979,000, or 21.4%, in 2003 compared to 2002. Offsetting most of the growth in home equity line balances, direct installment consumer loans, with a higher risk profile, declined $5,218,000, or 25.1% in 2003 compared to 2002. The Bank’s consumer loan portfolio does not contain credit card loans. By comparison, the consumer loan portfolio increased $7,371,000, or 14.6%, in 2002.

        Indirect auto loans in 2003 increased $28,352,000, or 41.2%, over the prior year, following an increase of $12,440,000, or 22.1%, in 2002 compared to 2001. The rate of growth in 2003 continued strong without compromising or reducing credit quality standards, in the face of a weak economy and strong incentives offered by the automotive manufacturer’s financing program alternatives. As a percentage of loans originated in 2003, 90% were originated in the Bank’s Premium or Level A (FICO score 679 or above) credit quality categories. By comparison, in 2002, 83% of the loans were originated in these categories. The Bank originated loans from, and provides service to, a network of Central New York auto dealers.

The following table shows the amount of loans outstanding as of December 31, 2003, which, based on remaining scheduled payments of principal, are due in the periods indicated:

AT DECEMBER 31, 2003	MATURING WITHIN ONE YEAR OR LESS	MATURING AFTER ONE BUT WITHIN FIVE YEARS	MATURING AFTER FIVE BUT WITHIN TEN YEARS	MATURING AFTER TEN YEARS	TOTAL

	(IN THOUSANDS)
Commercial/Lease, net of unearned discount	$80,618	$29,929	$23,137	$12,828	$146,512
Residential Real Estate	13,023	33,590	37,846	89,504	173,963
Indirect Auto	27,227	69,439	471	26	97,163
Other Consumer	7,556	11,510	36,417	3,320	58,803

Total loans & leases net of unearned discount	$128,424	$144,468	$97,871	$105,678	$476,441

The following table sets forth the sensitivity of the loan amounts due after one year to changes in interest rates:

AT DECEMBER 31, 2003	FIXED RATE	VARIABLE RATE

	(IN THOUSANDS)
Due after one year, but within five years	$132,086	$12,382
Due after five years	$151,656	$51,893

Loan Quality and the Allowance for Loan and Lease Losses The following table represents information concerning the aggregate amount of nonperforming assets:

YEARS ENDED DECEMBER 31,	2003	2002	2001	2000	1999

	(DOLLARS IN THOUSANDS)
Loans and leases accounted for on a
nonaccrual basis	$4,177	$853	$736	$686	$682
Accruing loans and leases which are
contractually past due 90 days or more
as to principal or interest payments	476	539	623	781	409
Other real estate owned and other
repossessed assets	24	198	320	354	269

Total nonperforming loans, leases and assets	$4,677	$1,590	$1,679	$1,821	$1,360

Ratio of allowance for loan and lease
losses to period-end nonperforming
loans and leases	130.43%	360.56%	329.51%	229.72%	312.74%
Ratio of nonperforming assets to
period-end total loans and leases, other real
estate owned, and repossessed assets	0.98%	0.38%	0.45%	0.58%	0.48%

Nonperforming assets, defined as nonaccruing loans and leases plus loans and leases 90 days or more past due, along with other real estate owned and other repossessed assets as of December 31, 2003 were $4,677,000, up $3,087,000, compared to year-end 2002. The ratio of nonperforming assets to year-end loans and leases, other real estate owned, and other repossessed assets was 0.98% at December 31, 2003 compared to 0.38% at December 31, 2002. The increase in the level of nonperforming loans occurred during the first quarter of 2003 when the Bank downgraded the risk rating and placed on nonaccrual status a $4,100,000 commercial loan relationship. At year-end 2003, the commercial relationship balance had been reduced to $3,698,000 and represented 89% of total nonaccrual loans and leases. As of December 31, 2003 the Bank had reserved an amount of $861,000 for the relationship that is secured by commercial real estate, residential real estate, and business assets. Based on its continuing evaluation of this relationship, management of the Bank believes the established reserve to be adequate. Nonperforming loans, excluding the one large commercial relationship, total $955,000, or 0.20%, of total loans at December 31, 2003, with 62% of this amount either secured by real estate or substantially guaranteed by the Small Business Administration. The Bank expects the loss potential on this group of nonperforming loans to be minimal. The allowance to nonperforming loans and leases ratio declined to 130% at year-end 2003 from 361% at year-end 2002. Total delinquencies, defined as loans and leases 30 days or more past due and nonaccruing, were 1.59% of total loans and leases outstanding as of December 31, 2003, compared to 1.13% at the end of 2002. The
19

increased delinquency rate is significantly influenced by the $3,698,000 commercial loan relationship that is included in total delinquent loans and masks the improvement in the consumer and indirect loan portfolio delinquency rates during 2003. The combination of strong underwriting and collection efforts throughout 2003 has reduced the delinquency rate on indirect loans by more than 100 basis points to a rate of 0.75% at year-end. At year-end 2003 the consumer loan delinquency rate was 0.55%, and the rate on residential mortgage loans was 0.93%. For the twelve months ended December 31, 2003, the Bank reported a five-year low in the level of outstanding other real estate owned and repossessed assets.

        The Bank has a loan and lease review program that it believes takes a conservative approach to evaluating nonperforming loans and leases and the loan and lease portfolio in general. The loan and lease review program continually audits the loan and lease portfolio to confirm management’s loan and lease risk rating system and track problem loans and leases, to insure compliance with loan and lease policy underwriting guidelines, and to evaluate the adequacy of the allowance for loan and lease losses.

        The Bank’s policy is to place a loan or lease on nonaccrual status and recognize income on a cash basis when a loan or lease is more than ninety days past due, unless in the opinion of management, the loan or lease is well secured and in the process of collection. The impact of interest not recognized on nonaccrual loans and leases was $300,000 in 2003 and was immaterial in 2002. The amount of interest income on nonaccrual loans that was included in net income for the years 2003 and 2002 was immaterial. The Bank considers a loan and lease impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on fair value of the collateral. As of December 31, 2003, only the one large commercial loan relationship was considered impaired, for which specific valuation allowance of $490,000 had been recorded.

        The allowance for loan and lease losses represents management’s best estimate of probable loan and lease losses in the Bank’s loan and lease portfolio. Management’s quarterly evaluation of the allowance for loan and lease losses is a comprehensive analysis that builds a total reserve by evaluating the risks within each loan and lease type, or pool, of similar loans and leases. The Bank uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates a reserve for each pool based on the most recent three-year loss rate, adjusted to reflect the expected impact that current trends regarding loan growth, delinquency, losses, economic conditions, loan concentrations, policy changes and current interest rates are likely to have. For commercial loan and lease pools, the Bank establishes a specific reserve allocation for all loans and leases in excess of $150,000, which have been risk rated under the Bank’s risk rating system, as substandard or doubtful. The specific allocation is based on the most recent valuation of the loan or lease collateral. For all other commercial loans and leases, the Bank uses the general allocation methodology that establishes a reserve for each risk rating category. The general allocation methodology for commercial loans and leases considers the same qualitative factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management’s best estimate of the probable loan and lease losses in the Bank’s loan and lease portfolio. Loans and leases are charged against the allowance for loan and lease losses, in accordance with the Bank’s loan and lease policy, when they are determined by management to be uncollectible. Recoveries on loans and leases previously charged-off are credited to the allowance for loan and lease losses when they are received. When management determines that the allowance for loan and lease losses is less than adequate to provide for potential losses, a direct charge is made to operating income.

        The allowance for loan and lease losses at December 31, 2003 was $6,069,000, or 1.27% of loans and leases outstanding, compared to $5,019,000, or 1.21% of loans and leases outstanding, at December 31, 2002. The 2003 increase of $1,050,000, or 20.9%, in the allowance for loan and lease losses was funded by a $2,349,000 provision expense that was equal to 1.8 times the amount of net loan and lease losses for 2003. The Bank increased the allowance in connection with its 2003 loan growth as well as changes in the qualitative factors in the loan portfolio. Net loans and leases charged-off declined from $1,354,000 in 2002 to $1,299,000 in 2003 and the ratio of net charge-offs to average loans and leases outstanding improved to 0.29% from 0.34% for the comparable periods. Although the majority of the Bank’s 2003 net loan and lease losses, like the prior year, were in the indirect auto loan category, they declined from 61% to 46% of total losses. Consistent with the improvement in the delinquency rate on indirect auto loans reported above, net indirect auto loan losses as a percentage of average indirect auto loans declined from 1.32% to 0.72% for the years 2002 and 2003, respectively. Net commercial loan and leases charged off in 2003 represented 33% of total net losses, equivalent to 31 basis points of average commercial loans and leases outstanding in 2003. Net commercial loan and lease losses increased from 21 basis points reported for 2002. The Bank’s net losses in its residential mortgage loan portfolio were negligible again in 2003.

        The following table summarizes loan and lease balances at the end of each period indicated and the daily average amount of loans and leases. Also summarized are changes in the allowance for loan and lease losses arising from loans and leases charged-off and recoveries on loans and leases previously charged-off and additions to the allowance, which have been charged to expense.

Summary of Loan and Lease Loss Allowance

YEARS ENDED DECEMBER 31,	2003	2002	2001	2000	1999

	(DOLLARS IN THOUSANDS)
Amount of loans and leases outstanding at
end of period (gross loans and leases less
unearned discount)	$476,441	$414,223	$375,738	$315,748	$285,437

Daily average amount of loans and leases
(net of unearned discount)	$441,492	$400,039	$353,303	$298,521	$263,961

Balance of allowance for loan and
lease losses at beginning of period	$5,019	$4,478	$3,370	$3,412	$3,001
Loans and leases charged-off:
Commercial/lease	487	367	326	780	73
Real estate mortgage	62	63	1	56	38
Indirect Auto	787	1,061	1,019	370	166
Other consumer	333	303	376	251	471

Total loans and leases charged-off	1,669	1,794	1,722	1,457	748
Recoveries of loans and leases
previously charged-off:
Commercial/lease	53	82	32	74	21
Real estate mortgage	--	9	2	1	1
Indirect Auto	193	235	228	127	42
Other consumer	124	114	113	63	120

Total recoveries	370	440	375	265	184
Net loans and leases charged-off	1,299	1,354	1,347	1,192	564

Additions to allowance charged
to expense	2,349	1,895	2,455	1,150	975

Balance at end of period	$6,069	5,019	$4,478	$3,370	$3,412

Ratio of allowance for loan and lease
losses to period-end loans and leases	1.27%	1.21%	1.19%	1.07%	1.20%
Ratio of net charge-offs to
average loans and leases outstanding	0.29%	0.34%	0.38%	0.40%	0.21%

The allowance for loan and lease losses is allocated according to the amount deemed to be reasonably necessary to provide for the probable losses within each category of loans and leases. During 2003, increased dollars were allocated to the commercial loan and lease, real estate mortgage, and indirect loan categories funding an increased level of reserves in connection with strong growth in each loan category and changes in qualitative factors that occurred during the year. As a percentage of the $1,050,000 increase in the allowance during 2003, 49% was credited to the commercial loan and lease category, building the reserve in connection with the category’s 9.3% growth in loans and an increase in risk factors, primarily associated with the 2003 increase in non-performing loans. An increase of $328,000 in the reserve for indirect loans represented 31% of the total increase in the allowance. The allocation reflected improvement in the category’s quality indicators and the 41.2% growth rate in indirect loans. As a percentage of the total increase in the allowance, $247,000, or 24%, was allocated to the real estate mortgage category. The allocation was a result of the 13.6% growth in loans and an increase in qualitative risk factors. A slower growth rate in other consumer loans during 2003 combined with improved quality indicators resulting from a larger percentage of lower risk home equity loans contained within the category, resulted in a lower allocation for this category.
21

The allowance for loan and lease losses has been allocated within the following categories of loans and leases at the dates indicated: Allocation of the Allowance for Loan and Lease Losses

YEARS ENDED DECEMBER 31,	2003		2002		2001		2000		1999

	AMT. OF ALLOWANCE	PERCENT	AMT. OF ALLOWANCE	PERCENT	AMT. OF ALLOWANCE	PERCENT	AMT. OF ALLOWANCE	PERCENT	AMT. OF ALLOWANCE	PERCENT

	(DOLLARS IN THOUSANDS)
Commercial/Leases	$3,091	50.93%	$2,575	51.31%	$2,588	57.79%	$1,625	48.22%	$ 1,857	54.43%
Real estate mortgage	608	10.01%	361	7.19%	305	6.81%	276	8.19%	391	11.46%
Indirect Auto	1,879	30.96%	1,551	30.90%	1,075	24.01%	819	24.30%	*
Other consumer	491	8.10%	532	10.60%	510	11.39%	650	19.29%	1,164	34.11%

Total	$6,069	100.0%	$5,019	100.0%	$4,478	100.0%	$3,370	100.0%	$ 3,412	100.0%

* Allocation for indirect loans for 1999 are contained within the other consumer loan category.

Deposits and Other Borrowings

        The Company’s deposits are acquired through its subsidiary Bank and represent its primary source of funds. The deposit base is comprised of demand deposit, savings and money market accounts, and other time deposits, that are primarily provided by individuals, businesses, and local governments within the communities served. The Bank continuously monitors market pricing, competitors’ rates, and internal interest rate spreads to maintain and promote growth and profitability.

        Average deposits during 2003 increased $23,053,000, or 4.3%, compared to a $29,235,000, or 5.8%, increase in 2002. The decline in the 2003 growth rate of average deposits was attributable to the 2003 second quarter sale of the Bank’s Whitney Point Branch, and the $13,000,000 in deposits that were a part of the sale. Excluding the average Whitney Point Branch deposits for the comparable periods, average deposits grew 6.1%. Compared to December 31, 2002, total deposits as of December 31, 2003, in the amount of $561,400,000, were up $14,747,000, or 2.7%. Year over year total deposit growth adjusted for the branch sale was 5.5%. Deposit growth in 2003 was the result of new account acquisition and retention from a growing customer base, expanded product offerings, and focused sales and service quality. Average commercial deposits in 2003 were up 8.2%, following a 16.4% increase in 2002, with strong growth continuing in demand deposit balances resulting from products that assisted businesses in improving their cash management. Average personal deposits increased 1.4% during 2003, following a 4.9% increase in 2002, with the majority of the 2003 growth in demand deposit and money market account balances. Growth in average personal deposit balances was slower in 2003 as a result of the branch sale. During 2003, more competitive pricing of the Bank’s money market product, pushed average balances on public funds up 9.7%, following a decline of 16.2% in average balances during 2002. The Bank continued to acquire brokered certificates of deposit during 2003, with rates and maturities that were preferential to other deposit alternatives. Average brokered deposits increased $1,610,000, or 4.5% during 2003.

        The Bank’s average deposit mix in 2003, compared to 2002, reflected a continuation of higher cost time deposit accounts shifting to lower cost savings and money market accounts. As a percentage of total average deposits, average demand deposits also increased. The Bank’s average demand deposits in 2003, including both interest-bearing and noninterest-bearing accounts, were 25.4% of total average deposits, an increase over the prior year that resulted from strong growth in business deposits. This group of average demand deposits increased $8,775,000, or 6.6%, when comparing 2003 to 2002, following an increase of $7,978,000, or 6.4%, when comparing 2002 to 2001. These core transactional accounts continue to represent a significant percentage of total deposits and provide the Bank with an important low-cost source of funds. The Bank’s savings and money market average deposit balances increased $16,770,000, or 9.3%, during 2003 primarily on growth in money market account balances with municipal customers. During 2002, average savings and money market balances increased $20,151,000, or 12.6%, primarily on growth in money market balances with business customers. As a percentage of total deposits, savings and money market accounts increased 1.6%, year over year, following a 2% increase in 2002. Average time deposits in 2003 fell $2,492,000, or 1.1%, following an increase of $1,106,000, less than 1%, when comparing 2002 to 2001. The 2003 decline in average time deposits reflects a combination of customers’ hesitancy to invest in time deposits at the low market interest rates being offered and the Bank’s pricing strategy during the year to hold offering rates at mid-market competitive levels. Growth in average time deposits was also negatively impacted by the sale of the Whitney Point branch deposits, the largest percentage of which was in the time deposit category.

        Commercial deposits ended the year with strong growth, up $6,244,000, or 7.4% during 2003, following an increase of $8,938,000, or 11.9%, in 2002. Commercial deposits of $90,167,000 at year-end 2003, represented 16.1% of total deposits. Personal deposits on December 31, 2003 were $310,459,000, or 55.3% of total deposits, off $7,063,000, or 2.2%, during 2003, following a $20,773,000, or 7%, increase the prior year. The 2003 decline in personal account balances primarily reflects the sale of the Whitney Point branch deposits, the majority of which were personal, and the time deposit pricing strategies in place during 2003. During 2002, personal deposit growth was attributable to more aggressive pricing on time deposits. The Bank’s total municipal deposits of $115,798,000 on December 31, 2003 represented 20.6% of total deposits, up from 18.9%, or $103,465,000, of total deposits on December 31, 2002. Growth in municipal deposits during 2003 was attributable to a more competitive interest rate paid on money market balances during the year. Brokered certificates of deposit in the amount of $44,975,000, represented 8% of total deposits at December 31, 2003. Brokered certificates of deposits increased $3,233,000, or 7.8%, during 2003.

        Time deposits in excess of $100,000, which are more volatile and sensitive to interest rates, totaled $62,395,000 at year-end 2003, representing 29% of total time deposits, and 11.1% of total deposits. On a comparative basis, these deposits totaled $73,086,000, representing 31.3% of total time deposits, and 13.4% of total deposits at year-end 2002.

        The average daily amount of deposits, the average rate paid, and the percentage of deposits on each of the following deposit categories are summarized below for the years indicated:

	2003			2002			2001

	AVG. BALANCE	AVG. RATE PAID	PERCENT OF DEPOSITS	AVG. BALANCE	AVG. RATE PAID	PERCENT OF DEPOSITS	AVG. BALANCE	AVG. RATE PAID	PERCENT OF DEPOSITS

	(DOLLARS IN THOUSANDS)
Noninterest-bearing
demand deposits	$57,886	0.00%	10.39%	$54,213	0.00%	10.15%	$52,871	0.00%	10.48%
Interest-bearing
demand deposits	83,365	0.30%	14.97%	78,263	0.51%	14.66%	71,627	1.05%	14.19%
Savings and money
market deposits	197,303	1.01%	35.43%	180,533	1.40%	33.82%	160,382	2.69%	31.78%
Time deposits	218,370	2.87%	39.21%	220,862	3.60%	41.37%	219,756	5.01%	43.55%

Total average daily amount
of deposits	$556,924	1.53%	100.00%	$533,871	2.04%	100.00%	$504,636	3.19%	100.00%

The following table indicates the amount of the Company’s time deposits of $100,000 or more by time remaining until maturity as of December 31, 2003:

( IN THOUSANDS)

Less than three months	$ 18,568
Three months to six months	11,395
Six months to one year	16,241
Over one year	16,191

Total	$ 62,395

The Bank offers retail repurchase agreements primarily to its larger business customers. Under the terms of the agreements, the Bank sells investment portfolio securities to the customer and agrees to repurchase the securities at a specified later date. The Bank views the arrangement as a deposit alternative for its business customers. As of December 31, 2003, retail repurchase agreement balances amounted to $19,983,000 compared to balances of $16,167,000 at December 31, 2002. During 2003, the Bank utilized collateralized repurchase agreements with various brokers and advances from the Federal Home Loan Bank of New York (FHLB), as alternative sources of funding and as a liability management practice. At December 31, 2003, the combination of repurchase agreements and FHLB advances were $149,500,000, compared to $130,000,000 at December 31, 2002.

In December 2003, the Company formed Alliance Financial Capital Trust I, a wholly owned subsidiary of the Company. The trust was formed for the purpose of issuing $10,000,000 of corporation-obligated mandatorily redeemable capital securities (the capital securities) to third party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debentures held by the trust are the sole assets of that trust. Distributions on the capital securities issued by the trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by the trust. The capital securities have a variable annual coupon rate that resets quarterly based upon three-month LIBOR plus 285 basis points. The capital securites have a 30-year maturity and are redeemable at par in January 2009 and any time thereafter. The Company will use the net proceeds of the debt securities for general corporate purposes, including contributions to the Bank to fund its operations and expansion.

Capital

        In 2003, the Company added $8,011,000 into equity through net income and returned $3,307,000 to its shareholders in the form of cash dividends, retaining $4,704,000 in undivided profits. During the year, the Company’s equity increased $1,406,000, in connection with the issuance of 59,724 shares of stock in connection with the exercise of stock options. Total shareholders’ equity also reflects an adjustment for the change in market value of the Company’s available-for-sale investment securities. As previously discussed in the Investment Securities section, the after-tax effect of the net unrealized gains and losses is reported as the Accumulated Other Comprehensive Income component of shareholders’ equity, and reflects a decrease in total shareholders’ equity of $2,950,000 for the year ended December 31, 2003. The Company’s ratio of shareholders’ equity to total assets of 8.00% at December 31, 2003 compares to 8.12% at December 31, 2002. The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank, that supports growth and expansion activities while at the same time exceeding regulatory standards. Capital adequacy in the banking industry is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. At December 31, 2003, the Company exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized institution.” A more comprehensive analysis of regulatory capital requirements, including ratios for the Company, is included in Note 16 in the Consolidated Financial Statements section of this report.

The Company declared cash dividends equal to $0.94 per share in 2003 compared to $0.79 in 2002. During the fourth quarter of 2003, the Company declared a special cash dividend of $0.10 per share, in addition to its then regular dividend of $0.21 per share. The Company increased its regular quarterly dividend from $0.20 to $0.21 per share in 2003, paying the higher rate since the second quarter of the year.

The 2003 dividend pay-out ratio of 41% was comparable with the pay-out ratio in 2002. It is the Company’s current intention to maintain a dividend pay-out ratio at or about 40%, subject to applicable regulatory restrictions and operational funding requirements of the Company.

Liquidity

The Company’s liquidity is primarily measured by the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, and to take advantage of market interest rate opportunities. Funding of loan and lease requests, providing for liability outflows, and management of interest rate fluctuations requires continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Management Committee (ALCO) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of December 31, 2003, that liquidity as measured by the Bank is in compliance with its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the FHLB, and securities sold under repurchase agreements. During the twelve months ended December 31, 2003, cash and cash equivalents increased by $350,000, as net cash provided by operating activities and financing activities of $71,717,000 exceeded the net cash used by investing activities of $71,367,000. Net cash provided by financing activities reflects a net increase in deposits of $27,777,000, and a net increase in borrowings of $34,415,000. Brokered deposits increased in the amount of $3,233,000 during the year ended December 31, 2003. Net cash used in investing activities reflects a net increase in loans of $64,778,000, a net decrease in investment securities of $5,597,000, and the net cash of $10,566,000 used in connection with the sale of the Whitney Point Branch.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans that have been pledged as collateral. As of December 31, 2003, the Bank’s credit limit with the FHLB was $122,388,000, with outstanding borrowings in the amount of $79,000,000.

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.

Contractual Obligations: The following table presents as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements

(Dollars in thousands)		Payments Due In

Contractual obligation	Note Reference	One Year or Less	One to Three years	Three to Five years	Over Five years	Total

Long-term debt*	8	$95,000	$—	$—	$25,310	$120,310

Operating leases	13	513	1,010	969	2,095	4,587

*Excludes interest

The Company also has obligations under its postretirement plan as described in Note 10 to the consolidated financial statements. The postretirement benefit payments represent actuarially determined future benefit payments to eligible plan participants.

Commitments and Off-Balance Sheet Arrangements: In the normal course of business, to meet the financing needs of its customers and to reduce its exposure to fluctuations in interest rates, the Bank is party to financial instruments with off-balance sheet risk, held for purposes other than trading. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument, for loan commitments and standby letters of credit, is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet loans. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Commitments to
24

originate loans, unused lines of credit, and unadvanced portions of construction loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments are expected to expire without being drawn upon. Therefore, the amounts presented below do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. These guarantees are issued primarily to support public and private borrowing arrangements, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

The following table details the amounts and expected maturities of significant commitments and off-balance sheet arrangements as of December 31, 2003. Further discussion of these commitments and off-balance sheet arrangements is included in Note 13 to the consolidated financial statements.

(Dollars in thousands)
Commitments to extend credit:	One Year or Less	One to Three years	Three to Five years	Over Five years	Total

Commercial	$20,793	$12,163	$191	$15	$33,162
Residential real estate	4,860	—	—	—	4,860
Revolving home equity lines	1,763	1,213	1,570	22,018	26,564
Consumer revolving credit	4,330	—	—	—	4,330
Standby letters of credit	5,576	—	—	—	5,576

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. The FASB’s stated intent in issuing FIN 46 was to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements, ” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity (as defined in FIN 46) if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected returns if they occur, or both. FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, FASB Staff Position No. FIN 46-6 was issued establishing the end of the first interim or annual reporting period ending after December 15, 2003 as the effective date for FIN 46 compliance by variable interest entities. The application of FIN 46 resulted in the Company not consolidating the assets and liabilities or income and expense of Alliance Financial Capital Trust I, a wholly-owned subsidiary trust established by the Company on December 19, 2003, with the Company’s financial statements for the annual reporting period ending December 31, 2003. The financial impact on the Company’s financial statements of not consolidating was immaterial.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

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
25

Earnings Simulation Modeling

Net interest income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening of the yield curve would result in increased earnings as investment margins widen. The model requires management to make assumptions about how the balance sheet is likely to evolve though time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Company’s own loans. Non-contractual deposit growth rates and pricing are modeled on historical patterns. Interest rates of the various assets and liabilities on the balance sheet are assumed to change proportionally, based on their historic relationship to short-term rates. The Company’s guidelines for risk management call for preventative measures to be taken if the simulation modeling demonstrates that an instantaneous 2% increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 15% when compared to the stable rate scenario. The low level of short-term interest rates over the past two years necessitated a modification of the standard 2% rate change scenario, to an instantaneous decrease of 1% scenario over the next twelve months with an adverse effect no greater than 7.5%. At December 31, 2003, based on the results of our simulation model and assuming that management does not take action to alter the outcome, the Company would expect net interest income to decrease 11% if short term interest rates increase by 2%, and increase 4.2% if short term interest rates decline by 1%. By comparison, at December 31, 2002, based on the results of our simulation model, and assuming that management did not take action to alter the outcome, the Company expected net interest income to decrease 6.5% if short term interest rates increased by 2%, and decrease 1.1% if short term interest rates declined by 1%.

Net Present Value Estimation

The Net Present Value of Equity (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of the asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The Company’s NPV analysis models both an instantaneous 2% increasing and 2% decreasing interest rate scenario comparing the NPV in each scenario to the NPV in the current rate scenario. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. The NPV measure assumes a static balance sheet versus the growth assumptions that are incorporated into the earnings simulation measure, and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation model. As with earnings simulation modeling, assumptions about the timing and the variability of balance sheet cash flows are critical in NPV analysis. Particularly important are assumptions driving mortgage prepayments in both the loan and investment portfolios, and changes in the noncontractual deposit portfolios. These assumptions are applied consistently in both models. Based on the December 31, 2003 NPV analysis, a 2% instantaneous increase in interest rates was estimated to decrease NPV by 10.8%. NPV was estimated to decline 3.2% if rates immediately declined by 1%. Policy guidelines limit the amount of the estimated decline to 25% in a 2% rate change scenario, and 12.5% in a 1% rate change scenario. As with the earnings simulation modeling, due to the low level of interest rates over the past two years, the Company modified its standard decreasing rate scenario to a 1% rate decline for the years ended 2003 and 2002. By comparison, the December 31, 2002 NPV analysis estimated a 2% instantaneous increase in interest rates would decrease NPV by 1.7%. NPV was estimated to decline 5.6% if rates immediately declined by 1%.

The following table shows the Company’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments’ fair values at December 31, 2003:

Expected Maturity/Principal Repayments at December 31, 2003

	2004	2005	2006	2007	2008	THERE- AFTER	TOTAL	AVERAGE INTEREST RATE	FAIR VALUE

	(DOLLARS IN THOUSANDS)
Rate Sensitive Assets
Loans and leases	$181,988	$88,651	$42,985	$34,076	$32,314	$90,358	$470,372	5.93%	$474,697
Investments	50,153	60,787	23,652	25,107	36,794	109,294	305,787	3.92%	306,271

Total rate sensitive assets	$232,141	$149,438	$66,637	$59,183	$69,108	$199,652	$776,159		$780,968

Rate Sensitive Liabilities
Savings, money market, and
NOW accounts	$63,536	$63,536	$63,536	$40,183	$23,596	$35,395	$289,782	0.68%	$289,782
Time deposits	133,050	64,282	6,251	9,229	2,591	130	215,533	2.64%	217,203
Borrowings	103,496	20,000	25,000	—	—	40,297	188,793	2.29%	191,019

Total rate sensitive liabilities	$300,082	$147,818	$94,787	$49,412	$26,187	$75,822	$694,108		$698,004

26

Expected maturities are contractual maturities adjusted for prepayments of principal. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayment of principal. The prepayment experience reflected herein is based on the Company’s historical experience. The actual maturities and run-off of loans and leases could vary substantially if future prepayments differ from the Company’s historical experience. For liabilities, expected maturities are contractual maturities for time deposits and borrowings. Non-maturity liabilities have estimated maturities based on an analysis that considers the historic stability of the balances and the competitiveness of the Company’s pricing, for each account type.
27

Item 8 — Financial Statements and Supplemental Data

Consolidated Statements of Condition (Dollars in thousands)

Assets	Dec.31, 2003	Dec.31, 2002

Cash and due from banks	$21,824	$21,474
Federal funds sold	—	—

Total Cash and Cash Equivalents	21,824	21,474

Held-to-maturity investment securities	6,756	6,188
Available-for-sale investment securities	299,031	308,806

Total Investment Securities	305,787	314,994
(fair value--$306,271 for 2003 and $316,434 for 2002)

Total Loans and Leases	477,071	414,277

Less: Unearned income	630	54
Less: Allowance for loan and lease losses	6,069	5,019

Net Loans and Leases	470,372	409,204

Bank premises, furniture, and equipment	10,410	10,280
Accrued interest receivable	4,017	4,159
Other assets	13,845	14,839

Total Assets	$826,255	$774,950

Liabilities and Shareholders’ Equity

Noninterest-bearing deposits	$56,085	$54,113
Interest-bearing deposits	505,315	492,540

Total Deposits	561,400	546,653

Borrowings	188,793	154,667
Other liabilities	9,909	10,677

Total Liabilities	760,102	711,997

Shareholders’ equity:
Preferred stock--par value $25.00 a share;
1,000,000 shares authorized, none issued;
Common stock--par value $1.00 a share;
10,000,000 shares authorized, 3,910,029 and
3,827,805 shares issued, and 3,534,761 and 3,453,713
shares outstanding for 2003 and 2002, respectively	3,910	3,828
Surplus	9,268	7,306
Unamortized value of restricted stock	(563)	—
Undivided profits	57,976	53,272
Accumulated other comprehensive income	3,517	6,467
Treasury stock, at cost; 375,268 and 374,092 shares, respectively	(7,955)	(7,920)

Total Shareholders’ Equity	66,153	62,953

Total Liabilities and Shareholders’ Equity	$826,255	$774,950

The accompanying notes are an integral part of the consolidated financial statements.
28

Consolidated Statements of Income (Dollars in thousands)

Interest Income	Years Ended Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001

Interest and fees on loans & leases	$27,951	$28,177	$29,028
Interest on investment securities:
U.S. Government and
Agency obligations	9,141	11,555	9,898
Obligations of states and
political subdivisions	2,920	2,678	2,649
Other	175	274	1,166
Interest on federal funds sold	33	30	383

Total Interest Income	40,220	42,714	43,124

Interest Expense
Interest on deposits	8,505	10,892	16,073
Interest on borrowings	4,322	5,052	3,892

Total Interest Expense	12,827	15,944	19,965

Net Interest Income	27,393	26,770	23,159
Provision for loan & lease losses	2,349	1,895	2,455

Net Interest Income After Provision
For Loan & Lease Losses	25,044	24,875	20,704

Other Income
Trust and brokerage services	1,357	1,343	1,405
Service charges on deposit accounts	2,927	2,281	2,370
Investment securities gains	1,142	791	1,495
Gain on sale of loans	121	226	47
Net premium on sale of branch	1,407	—	—
Other operating income	2,333	2,123	1,674

Total Other Income	9,287	6,764	6,991

Total Operating Income	34,331	31,639	27,695

Other Expenses
Salaries, wages, and employee benefits	13,462	12,518	11,264
Building, occupancy, and equipment	3,553	3,443	3,153
Other operating expense	6,513	6,416	5,550

Total Other Expenses	23,528	22,377	19,967

Income Before Income Taxes	10,803	9,262	7,728
Provision for income taxes	2,792	2,351	1,717

Net Income	$8,011	$6,911	$6,011

Net Income Per Common Share
Basic	$2.28	$2.00	$1.71
Diluted	$2.23	$1.98	$1.70

The accompanying notes are an integral part of the consolidated financial statements.
29

Consolidated Statements of Changes in Shareholders’ Equity (Dollars in thousands)

FOR THE YEARS ENDED DEC. 31, 2003, 2002, 2001	ISSUED COMMON SHARES	COMMON STOCK	SURPLUS	UNAMORTIZED VALUE OF RESTRICTED STOCK	UNDIVIDED PROFITS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	TOTAL

Balance at January 1, 2001	3,815,305	3,815	7,096	—	46,030	702	(4,608)	53,035

Comprehensive income
Net income					6,011			6,011
Other comprehensive income,
net of taxes:
Unrealized appreciation in
available for sale securities,
net of reclassification adjustment						541		541
Comprehensive income								6,552

Cash dividends, $.845 per share					(2,955)			(2,955)
Treasury stock purchased							(3,169)	(3,169)

Balance at December 31, 2001	3,815,305	$3,815	$7,096	—	$49,086	$1,243	$(7,777)	$53,463

Comprehensive income
Net income					6,911			6,911
Other comprehensive income,
net of taxes:
Unrealized appreciation in
available for sale securities,
net of reclassification adjustment						5,224		5,224

Comprehensive income								12,135
Stock options exercised	12,500	13	210					223
Cash dividends, $.79 per share					(2,725)			(2,725)
Treasury stock purchased							(143)	(143)

Balance at December 31, 2002	3,827,805	$3,828	$7,306	—	$53,272	$6,467	$(7,920)	$62,953

Comprehensive income
Net income					8,011			8,011
Other comprehensive income,
net of taxes:
Unrealized depreciation in
available for sale securities,
net of reclassification adjustment						(2,950)		(2,950)
Comprehensive income								5,061
Issuance of restricted stock	22,500	22	616	(638)				—
Amortization of restricted stock				75				75
Stock options exercised	59,724	60	1,346					1,406
Cash dividends, $.94 per share					(3,307)			(3,307)
Treasury stock purchased							(35)	(35)

Balance at December 31, 2003	3,910,029	$3,910	$9,268	($ 563)	$57,976	$3,517	$(7,955)	$66,153

The accompanying notes are an integral part of the consolidated financial statements.
30

Consolidated Statements of Cash Flows (Dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Operating Activities	Years Ended Dec. 31, 2003	2002	2001

Net income	$ 8,011	$ 6,911	$ 6,011
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,349	1,895	2,455
Provision for depreciation	1,416	1,469	1,346
Increase in surrender value of life insurance	(461)	(485)	(300)
Provision (benefit) for deferred income taxes	352	(245)	(385)
(Accretion) amortization of investment security discounts and
premiums, net	(164)	355	(183)
Realized investment security gains	(1,142)	(791)	(1,495)
Realized loss (gain) on the sale of assets	46	(4)	—
Proceeds from the sale of mortgage loans	26,108	14,752	2,774
Origination of loans held-for-sale	(25,987)	(14,526)	(2,727)
Gain on sale of loans	(121)	(226)	(47)
Gain on sale of branch	(1,458)	—	—
Restricted stock expense	75	—	—
Change in other assets and liabilities	2,032	(1,782)	(372)

Net Cash Provided by Operating Activities	11,056	7,323	7,077

Investing Activities
Proceeds from maturities, redemptions, calls and principal repayments
of investment securities, available-for-sale	86,560	63,726	67,362
Proceeds from maturities, redemptions, calls and principal repayments
of investment securities, held-to-maturity	3,937	2,862	8,216
Proceeds from sales of investment securities	68,826	33,075	51,147
Purchase of investment securities, available-for-sale	(149,222)	(131,145)	(168,393)
Purchase of investment securities, held-to-maturity	(4,504)	(1,679)	(5,364)
Net increase in loans	(64,778)	(39,839)	(61,337)
Purchases of premises and equipment	(1,833)	(1,315)	(1,296)
Proceeds from the sale of premises and equipment	213	191	—
Net cash used in sale of branch	(10,566)	—	—

Net Cash Used by Investing Activities	(71,367)	(74,124)	(109,665)

Financing Activities
Net increase in demand deposits, NOW accounts, and savings
accounts	40,871	15,841	35,977
Net (decrease) increase in time deposits	(13,094)	31,520	(11,584)
Net increase in short-term borrowings	19,105	7,242	16,339
Net increase in long-term borrowings	15,310	15,000	70,000
Proceeds from the exercise of stock options	1,406	223	—
Treasury stock purchased	(35)	(143)	(3,169)
Cash dividends	(2,902)	(3,034)	(2,623)

Net Cash Provided by Financing Activities	60,661	66,649	104,940

Increase (decrease) in Cash and Cash Equivalents	350	(152)	2,352
Cash and cash equivalents at beginning of year	21,474	21,626	19,274

Cash and Cash Equivalents at End of Year	$ 21,824	$ 21,474	$ 21,626

31

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowings	$13,045	$15,790	$20,131
Income taxes	2,600	3,085	2,020
Noncash investing activities:
Decrease (increase) in net unrealized gain/losses on available-for-sale securities	4,916	(8,707)	(901)
Noncash financing activities:
Dividend declared and unpaid	1,096	691	1,000

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations: Alliance Financial Corporation (the Company) is a bank holding company, which owns and operates Alliance Bank, N.A. and Alliance Financial Capital Trust I. The Company provides financial services through its Bank subsidiary primarily to individuals, small- to medium-sized businesses and government customers from 18 customer service facilities in Cortland, Madison, western Oneida, and Onondaga counties. Alliance Financial Capital Trust I was formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities to third party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The Bank has a substantially wholly owned subsidiary, Alliance Preferred Funding Corp., which is engaged in residential real estate activity and a wholly owned subsidiary, Alliance Leasing, Inc., which is engaged in commercial leasing activity.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Alliance Bank, N.A., after elimination of inter-company accounts and transactions. The Company’s wholly owned subsidiary Alliance Financial Capital Trust I qualifies as a variable interest entity under FIN 46. However, the Company is not the primary beneficiary and therefore has not consolidated the accounts of Alliance Financial Capital Trust I in its consolidated financial statements.

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

Risk and Uncertainties: In the normal course of its business, the Company encounters economic and regulatory risks. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, from its interest-earning assets. The Company’s primary credit risk is the risk of default on the Company’s loan portfolio that results from the borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects potential changes in the value of collateral underlying loans, the fair value of investment securities, and loans held for sale.

The Company is subject to regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies which may subject it to further changes with respect to asset valuations, amounts of required loan and lease loss allowances, and operating restrictions resulting from the regulators’ judgements based on information available to them at the time of their examinations.

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

Investment Securities: The Company classifies investment securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those that the Company has the positive intent and ability to hold to maturity, and are reported at cost, adjusted for amortization of premiums and accretion of discounts. Investment securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value, with net unrealized holding gains and losses reflected as a separate component of shareholders’ equity, net of the
32

applicable income tax effect. None of the Company’s investment securities have been classified as trading securities. Gains and losses on the sale of investment securities are based on the specific identification method. Premiums and discounts on securities are amortized and accreted into income using the interest method over the life of the security. Investment securities are reviewed regularly for other than temporary impairment. Where there is other than temporary impairment, the carrying value of the investment security is reduced to the estimated fair value, with the impairment loss recognized in the consolidated statements of income.

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

Loans & Leases: Loans and direct financing leases are stated at unpaid principal balances less the allowance for loan and lease losses, unearned interest income and net deferred loan origination fees and costs. Unearned income on certain installment loans is taken into income on the actuarial method. Interest on all other loans is based upon the principal amount outstanding. Interest on loans is accrued except when in management’s opinion the collectibility of interest is doubtful, at which time the accrual of interest on the loan is discontinued. Loan origination fees and certain direct loan origination costs are deferred and the net amount is amortized as a yield adjustment over the life of the loan. The Company is generally amortizing these amounts over the contractual life of the related loans. However, for certain fixed-rate mortgage loans that are generally made for a 20-year term, the Company has anticipated prepayments and used an estimated life of 7.5 years.

Operating leases are stated at cost of the equipment less depreciation. Equipment on Operating leases is depreciated on a straight-line basis to its estimated residual value over the lease term. Operating lease income is recognized on a straight-line basis over the term of the lease. Income attributable to direct financing leases is initially recorded as unearned income and subsequently recognized as finance income at level rates of return over the term of the leases. The recorded residual values of the Company’s leased assets are estimated at the inception of the lease to be the expected fair market value of the assets at the end of the lease term. On a quarterly basis, the Company reassesses the realizable value of its lease residual values. In accordance with generally accepted accounting principles, anticipated increases in specific future residual values are not recognized before realization. Anticipated decreases in specific future residual values that are considered to be other than temporary are recognized immediately.

Allowance for Loan and Lease Losses: The allowance for loan and lease losses represents management’s best estimate of probable loan and lease losses in the Company’s loan portfolio. Management’s quarterly evaluation of the allowance for loan and lease losses is a comprehensive analysis that builds a total reserve by evaluating the risks within each loan type, or pool, of similar loans and leases. The Company uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates a reserve for each pool based on the most recent three-year loss rate, adjusted to reflect the expected impact that current trends regarding loan and lease growth, delinquency, losses, economic conditions, loan concentration, policy changes, and current interest rates are likely to have. For commercial loan and lease pools, the Company establishes a specific reserve allocation for all loans and leases in excess of $150,000, which have been risk rated under the Company’s risk rating system, as substandard or doubtful. The specific allocation is based on the most recent valuation of the loan collateral and the customer’s ability to pay. For all other commercial loans, the Company uses the general allocation methodology that establishes a reserve for each risk rating category. The general allocation methodology for commercial loans and leases considers the same factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management’s best estimate of the probable loan and lease losses in the Company’s loan portfolio.

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

Mortgage Servicing Rights: Originated mortgage servicing rights are recorded at their fair value at the time of transfer and amortized in proportion to and over the period of estimated net servicing income or loss. The Company uses a valuation service provider that calculates the present value of future cash flows to determine the fair value of the servicing rights. In using this valuation method, the Company integrated assumptions that market participants would use in estimating future net servicing income, which included estimates of the cost of servicing per loan, the discount rate, and prepayment speeds. The carrying value of the originated mortgage servicing asset is periodically evaluated for impairment using similar market assumptions.
33

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

	2003	2002	2001

Net Income (in thousands):
As reported	$8,011	$6,911	$6,011
Add stock-based compensation expense
included in net income, net of related
tax effects	55	—	—
Less pro forma expense related to
options granted, net of related tax effects	(542)	(381)	(271)

Pro forma net income	$7,524	$6,530	$5,740

Pro forma net income per share:
Basic - as reported	$2.28	$2.00	$1.71
Basic - pro forma	2.14	1.89	1.63
Diluted - as reported	2.23	1.98	1.70
Diluted - pro forma	2.10	1.87	1.62

The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company’s employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. There were no stock options granted by the Company in 2003. The per share weighted average fair value of stock options granted during 2002 and 2001, was $5.27 and $4.77, respectively.

The fair values of the stock options granted in 2002 and 2001 were estimated at the date of the grant using the Black-Scholes option pricing model using the following assumptions:

	2003	2002	2001

Risk-free interest rate	—	4.52%	4.62%
Expected dividend yield	—	3.40%	3.00%
Volatility	—	29.86%	31.70%

The majority of the stock options that have been granted by the Company, vest upon the attainment of certain stock price targets. The expected life for options vesting upon the attainment of certain stock price targets is two years after the performance target is attained and the option is vested, or nine years if the targets are not met. Increased volatility of the Company’s stock price in 2003 accelerated the expected vesting of options previously granted, and is reflected in increased pro-forma expense in 2003. Additional information regarding the Company’s Stock Option Plan is detailed in Footnote 12.

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
34

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

Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding throughout each year; 3,510,074, 3,448,431, and 3,523,127 for 2003, 2002, and 2001, respectively. Diluted earnings per share gives the effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. Weighted average shares outstanding adjusted for the effect of the assumed exercise of stock options were 3,584,930, 3,482,809, and 3,532,494 for the years 2003, 2002, and 2001, respectively. For the years ending December 31, 2003, 2002 and 2001, basic earnings per share were $2.28, $2.00, and $1.71 respectively and diluted earnings per share were $2.23, $1.98, and $1.70 respectively.
35

2. INVESTMENT SECURITIES The amortized cost and approximate fair value of investment securities at December 31 are as follows: (Dollars in Thousands)

Held-to-Maturity – 2003	AMORTIZED COST	GROSS UNREAL IZED GAINS	GROSS UNREAL IZED LOSSES	ESTIMATED FAIR VALUE

Obligations of states and political subdivisions	$6,756	$484	$—	$7,240

Total	$6,756	$484	$—	$7,240

Available-for-Sale—2003

U.S. Treasury and other U.S. government agencies	$115,494	$2,789	$898	$117,385
Obligations of states and political subdivisions	64,281	4,103	97	68,287
Mortgage-backed securities	103,598	689	710	103,577

Total	$283,373	$7,581	$1,705	$289,249

Stock Investments
Federal Home Loan Bank	5,950	—	—	5,950
Federal Reserve Bank and others	3,346	—	—	3,346
Mutual Funds	500	—	14	486

Total stock investment	9,796	—	14	9,782

Total available-for-sale	$293,169	$7,581	$1,719	$299,031

Net unrealized gain on available-for-sale	5,862

Grand total carrying value	$305,787

Held-to-Maturity—2002

Obligations of states and political subdivisions	$6,188	$1,440	$—	$7,628

Total	$6,188	$1,440	$—	$7,628

Available-for-Sale—2002

U.S. Treasury and other U.S. government agencies	$98,233	$4,563	$—	$102,796
Obligations of states and political subdivisions	56,278	3,473	19	59,732
Mortgage-backed securities	138,072	2,811	50	140,833

Total	$292,583	$10,847	$69	$303,361

Stock Investments
Federal Home Loan Bank	4,425	—	—	4,425
Federal Reserve Bank and others	1,020	—	—	1,020

Total stock investment	5,445	—	—	5,445

Total available-for-sale	$298,028	$10,847	$69	$308,806

Net unrealized gain on available-for-sale	10,778

Grand total carrying value	$314,994

The carrying value and estimated market value of debt securities at December 31, 2003 by contractual maturity are shown below. The maturities of mortgage-backed securities are based on average life of the security. All other expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars In Thousands)
	HELD-TO-MATURITY		AVAILABLE-FOR-SALE

	AMORTIZED COST	ESTIMATED FAIR VALUE	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$4,083	$4,376	$50,630	$51,680
Due after one year through five years	1,336	1,432	134,179	136,961
Due after five years through ten years	626	671	73,325	74,845
Due after ten years	711	762	25,239	25,762

Total debt securities	$6,756	$7,240	$283,373	$289,249

        At December 31, 2003 and 2002, investment securities with a carrying value of $184,561 and $246,088, respectively, were pledged as collateral for certain deposits and other purposes as required or permitted by law.

        The Company recognized gross gains of $1,142, $835, and $1,513 for 2003, 2002, and 2001, respectively, and gross losses of $0, $44, and $18 for 2003, 2002, and 2001, respectively.

36

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

(Dollars in thousands)
	Less than 12 months		12 months or more		Total

Type of Security	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and
other U.S. government agencies	$15,502	$898	$3,414	$6	$18,916	$904
Obligations of states and
political subdivisions	3,002	97	—	—	3,002	97
Mortgage-backed securities	51,101	696	1,455	8	52,556	704

Subtotal, debt securities	$69,605	$1,691	$4,869	$14	$74,474	$1,705
Mutual funds	500	14	—	—	500	14

Total temporarily impaired securities	$70,105	$1,705	$4,869	$14	$74,974	$1,719

3. LOANS AND LEASES Major classifications of loans and leases at December 31 are as follows:

(Dollars In Thousands)
	2003	2002

Commercial loans and leases	$147,142	$134,584
Real estate loans	173,963	153,148
Indirect loans	97,163	68,811
Other consumer loans	58,803	57,734

Total	477,071	414,277

Less: Unearned income	630	54
Less: Allowance for loan & lease losses	6,069	5,019

Net loans & leases	$470,372	$409,204

       Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid balances of mortgage loans serviced for others were $42,135, $25,614, and $16,142 at December 31, 2003, 2002, and 2001, respectively.

       Substantially all of the Bank’s loans and leases are granted to borrowers concentrated primarily within Cortland, Madison, Oneida, and Onondaga Counties.

       The carrying value of mortgage servicing rights was $263 and $0 at December 31, 2003 and 2002, respectively.

4.   ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the years ended December 31 are summarized as follows:

(Dollars In Thousands)
	2003	2002	2001

Balance at January 1	$5,019	$4,478	$3,370
Provision for loan and lease losses	2,349	1,895	2,455
Recoveries credited	370	440	375

Subtotal	7,738	6,813	6,200
Less: Loans and leases charged-off	1,669	1,794	1,722

Balance at December 31	$6,069	$5,019	$4,478

At December 31, 2003 the Company had one impaired loan with a recorded investment of $1,237. The average recorded investment in impaired loans or leases was zero for the years ended December 31, 2002 and 2001. The amount of nonaccrual loans and leases for the years ended December 31, 2003, 2002, and 2001 was $4,177, $853, and $736, respectively.
37

5.   RELATED PARTY TRANSACTIONS

Directors and executive officers of the Company and their affiliated companies were customers of, and had other transactions with, the Company in the ordinary course of business during 2003. It is the Company’s policy that all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than normal risk of collectibility or present other unfavorable features. Loan transactions with related parties are summarized as follows:

(Dollars In Thousands)
	2003	2002

Balance at beginning of year	$8,963	$9,692
New loans and advances	898	1,220
Loan payments	(1,859)	(1,949)

Balance at end of year	$8,002	$8,963

6. BANK PREMISES, FURNITURE, AND EQUIPMENT Bank premises, furniture, and equipment at December 31 consist of the following:

(Dollars In Thousands)
	2003	2002

Land	$1,160	$1,078
Bank premises	9,766	9,734
Furniture and equipment	15,584	14,347

Subtotal	26,510	25,159

Less: Accumulated depreciation	16,100	14,879

Balance at end of year	$10,410	$10,280

7. DEPOSITS The carrying amounts of deposits consisted of the following at December 31:

(Dollars In Thousands)
	2003	2002

Noninterest-bearing checking	$56,085	$54,113
Interest-bearing checking	85,614	80,835
Savings accounts	63,557	68,643
Money market accounts	140,611	109,592
Time deposits	215,533	233,470

Total deposits	$561,400	$546,653

The following table indicates the maturities of the Company’s time deposits at December 31:

	2003	2002

Due in one year	$133,050	$139,186
Due in two years	64,282	61,238
Due in three years	6,251	15,602
Due in four years	9,229	3,164
Due in five years or more	2,721	14,280

Total time deposits	$215,533	$233,470

Total time deposits in excess of $100 as of December 31, 2003 and 2002 were $62,395 and $73,086, respectively.
38

8. BORROWINGS The following is a summary of borrowings outstanding at December 31:

	2003	2002

Short-term:
Federal Home Loan Bank overnight advances	$9,000	$8,500
Securities sold under repurchase agreements	19,983	16,167
Federal Home Loan Bank term advances	—	10,000
Repurchase agreements	39,500	15,000

Total short-term borrowings	68,483	49,667

Long-term:
Federal Home Loan Bank term advances	70,000	55,000
Repurchase agreements	40,000	50,000
Junior subordinated debentures	10,310	—

Total long-term borrowings	120,310	105,000

Total borrowings	$188,793	$154,667

The principal balance, interest rate and maturity of the preceding borrowings at December 31, 2003 is as follows:

Term	Incurred Date	Principal	Rates

Short-term:
Federal Home Loan Bank overnight advances	12/31/2003	$9,000	1.04%
Securities sold under repurchase agreements	12/31/2003	19,983	0.92%

Total overnight borrowings		28,983

Repurchase agreements
original term - 61 days	11/13/2003	10,000	1.15%
original term - 4 months	12/16/2003	10,000	1.18%
original term - 29 days	12/18/2003	19,500	1.19%

Total repurchase agreements		39,500

Total short-term borrowings		$68,483

Long-term:
Federal Home Loan Bank term advances
original term - 10 years	7/20/2000	$5,000	5.92%
original term - 10 years	7/26/2000	5,000	6.30%
original term - 10 years	4/27/2001	5,000	4.13%
original term - 3 years	5/22/2001	10,000	5.26%
original term - 2.25 years	12/24/2002	5,000	1.27%
original term - 2.75 years	12/24/2002	5,000	1.27%
original term - 3.25 years	12/24/2002	5,000	1.27%
original term - 3.75 years	12/24/2002	5,000	1.28%
original term - 2.92 years	1/21/2003	10,000	1.08%
original term - 3 years	5/15/2003	15,000	1.15%

Total advances		70,000

Repurchase agreements
original term - 3 years	7/18/2001	10,000	4.99%
original term - 3 years	8/20/2001	10,000	4.64%
original term - 1.5 years	7/18/2003	10,000	1.40%
original term - 1.17 years	8/14/2003	10,000	1.57%

Total repurchase agreements		40,000

Junior subordinated debentures
original term - 30 years	12/19/2003	10,310	4.02%

Total long-term borrowings		$120,310

39

Information related to borrowings at December 31 is as follows:

	2003	2002

Maximum outstanding at any month end	$188,793	$156,692
Average amount outstanding during the year	$159,914	$142,628

Average interest rate during the year	2.70%	3.54%

Average amounts outstanding and average interest rates are computed using monthly averages.

        The Company offers retail repurchase agreements primarily to its larger business customers. Under the terms of the agreement, the Company sells investment portfolio securities to the customer agreeing to repurchase the securities at a specified later date. The Company views the borrowing as a deposit alternative for its business customers. The Company at December 31, 2003 had securities with a carrying value of $27,160 pledged as collateral for these agreements.

        At December 31, 2003 and 2002, the Company had available an overnight line of credit and a one-month overnight repricing line of credit with the Federal Home Loan Bank of New York (FHLB), that totaled $76,599 and $70,210, respectively, of which $9,000 and $8,500 was outstanding as of December 31, 2003 and 2002, respectively. The Company also has access to the FHLB’s Term Advance Program under which it can borrow at various terms and interest rates. Residential mortgage loans in the amount of $173,488 have been pledged by the Company under a blanket collateral agreement to secure the Company’s line of credit and term borrowings. At December 31, 2003, the Company’s total borrowing capacity with the FHLB was $122,388.

        Repurchase agreements outstanding at December 31, 2003 are at interest rates ranging from 1.15% to 4.99%. The face value at December 31, 2003 of investment securities pledged under repurchase agreements and other borrowings approximated $87,397.

        On December 19, 2003, the Company formed a wholly owned subsidiary, Alliance Financial Capital Trust I, a Delaware business trust. The Trust issued $10,000 of 30-year floating rate Company-obligated pooled capital securities. The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2033, but may be redeemed at the Company’s option on predetermined dates with the first redemption date at par in five years. The Federal Deposit Insurance Company and the Federal Reserve Bank currently treat these capital securities as Tier 1 capital. The capital securities of the trust are a pooled trust preferred fund of ALESCO Preferred Funding II, Ltd., and interest rates on the securities adjust quarterly based on the 3-month LIBOR plus 2.85% (4.02% at December 31, 2003). The Company guarantees all of the securities. The Company capitalized $296 of deferred financing costs associated with the debt issuance, which is being amortized on a straight-line basis over a 30-year period. The capital securities held by the trust qualify as Tier I capital for the Company under Federal Reserve guidelines. As a result of FIN 46, the Federal Reserve Board is currently evaluating whether the inability to consolidate the trust with the Company will affect the qualification of the capital securities as Tier I capital. If in the future it is determined that the capital securities can no longer qualify as Tier I capital, the effect of such a change would not have a material impact on the Company’s capital ratios.

        At December 31, 2003 and 2002, the Company had available $12,500 and $15,000 of lines of credit with other financial institutions, respectively, which were unused.

9. INCOME TAXES The provision for income taxes for the years ended December 31 is summarized as follows:

(Dollars In Thousands)
	2003	2002	2001

Current tax expense	$2,440	$2,596	$2,102
Deferred tax provision (benefit)	352	(245)	(385)

Total provision for income taxes	$2,792	$2,351	$1,717

The provision for income taxes includes the following:

	2003	2002	2001

Federal income tax	$2,499	$1,993	$1,422
New York State franchise tax	293	358	295

Total	$2,792	$2,351	$1,717

40

The components of deferred income taxes, included in other liabilities, at December 31, are as follows:

	2003	2002

Assets:
Allowance for loan and lease losses	$2,364	$1,796
Postretirement benefits	1,223	1,127
Deferred compensation	1,089	1,032
Other	125	73

Total Assets	$4,801	$4,028

Liabilities:
Investment securities	$2,459	$4,362
Depreciation	1,306	343
Other	320	221

Total Liabilities	$4,085	$4,926

Net deferred tax asset (liability)	$716	$(898)

A reconciliation between the statutory federal income tax rate and the effective income tax rate for 2003, 2002, and 2001 is as follows:

	2003	2002	2001

Statutory federal income tax rate	34.0%	34.0%	34.0%
State franchise tax, net of federal tax benefit	1.2%	1.1%	0.7%
Tax exempt income	(10.0%)	(10.8%)	(12.0%)
Other, net	0.6%	1.1%	(0.5%)

Total	25.8%	25.4%	22.2%

10.   RETIREMENT PLANS AND POST-RETIREMENT BENEFITS

The Company provides retirement benefits through a defined contribution 401(k) plan that covers substantially all of its employees. Contributions to the Company’s 401(k) plan are determined by the Board of Directors and are based on percentages of compensation for eligible employees. Contributions are funded following the end of the plan (calendar) year. Company contributions to the plan were $578, $475, and $461 in 2003, 2002, and 2001, respectively.

The Company also provides post-retirement medical and life insurance benefits to qualifying employees. Benefits are available to full-time employees who have worked 15 years and attained age 55. Retirees and certain active employees with more than 20 years of service to the Company continue to receive benefits in accordance with plans that existed at First National Bank of Cortland and Oneida Valley National Bank, prior to the merger of the banks in 1999.

The following tables set forth the changes in the post-retirement plans, fair value of plan assets, and accrued benefit cost as of December 31, 2003 and 2002:

(Dollars In Thousands)

	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$4,895	$3,755
Service cost	116	108
Interest cost	312	288
Amendments	—	451
Actuarial loss/(gain)	160	548
Benefits paid	(253)	(255)

Benefit obligation at end of year	$5,230	$4,895

	2003	2002

Components of prepaid/accrued benefit cost:
Unfunded status	$(5,230)	$(4,895)
Unrecognized prior service cost/(benefit)	320	349
Unrecognized actuarial net loss	1,775	1,677

Accrued benefit obligation at
end of year	$(3,135)	$(2,869)

41

       The weighted average discount rate used in determining the benefit obligation as of December 31, 2003 and 2002 was 6.00% and 6.50%, respectively.

        For measurement purposes, with respect to the postretirement benefit plans, a 10.0 percent annual rate of increase in the per capita cost of covered health care benefits is assumed for 2003. The rate is assumed to decrease gradually to 4.5 percent by the year 2012 and remain at that level thereafter.

The composition of the plan’s net periodic cost for the years ended December 31 is as follows:

(Dollars In Thousands)

	2003	2002	2001

Service cost	$116	$108	$65
Interest cost	312	288	226
Amortization of unrecognized prior
service cost	91	69	8

Net periodic cost	$519	$465	$299

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	ONE PERCENTAGE POINT INCREASE	ONE PERCENTAGE POINT DECREASE

Effect on total service and interest cost components	46	(39)
Effect on postretirement plan obligations	501	(420)

11.  DEFERRED COMPENSATION AND SUPPLEMENTAL RETIREMENT PLANS

The Company maintains optional deferred compensation plans for its directors, whereby fees normally received are deferred and paid by the Company upon the retirement of the director. At December 31, 2003 and 2002 other liabilities included approximately $1,298 and $1,114, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2003, 2002, and 2001 approximated $218, $218, and $242, respectively.

        The Company has supplemental executive retirement plans for certain employees. Included in other assets, the Company has segregated assets of $806 and $911 at December 31, 2003 and 2002, respectively, to fund the estimated benefit obligation. At December 31, 2002 and 2001, other liabilities included approximately $1,499 and $1,535 accrued under these plans. The benefit obligation, service cost, and actuarial gain/(loss) were $1,781, $232, and ($246), respectively, at December 31, 2003 and $1,697, $254, and ($79), respectively, at December 31, 2002. Compensation expense includes approximately $165, $223, and $302 relating to these plans at December 31, 2003, 2002, and 2001, respectively.

12.   STOCK OPTION PLAN

The Company has a long-term incentive compensation plan that has been approved by the shareholders authorizing the use of 550,000 shares of authorized but unissued common stock of the Company. Under the plan, the Board of Directors may grant incentive stock options, non-qualified stock options, and restricted stock awards to officers, employees, and certain other individuals. Of the 284,498 options outstanding at December 31, 2003, 261,498 of the options were issued with a 10-year term, vesting one year after the issue date, and exercisable based on the Company achieving specified stock prices. 20,000 of the options issued vest and become exercisable ratably over a three-year period. 3,000 of the options were issued with a five-year term and vested on issuance.

Activity in the plan for 2003, 2002, and 2001 was as follows:

      OPTIONS
      OUT
      STANDING

      RANGE OF
      OPTION
      PRICE
      PER SHARE

      SHARES
      EXERCISABLE

      WEIGHTED
      AVERAGE
      EXERCISE PRICE
      OF OPTIONS
OUTSTANDING

2001

Granted

21,500

$

18.25–$20.25

0

$

19.08

Exercised

0

0

0

0

Forfeited

11,541

0

0

$
24.75

Ending balance

316,873

$
17.75–$24.75

71,750

$
22.31

2002

Granted

63,900

$

23.50

0

$
23.50

Exercised

12,500

$
17.75–$18.25

0

$
17.79

Forfeited

22,077

$
17.75–$24.75

0

$
24.11

Ending balance

346,196

$
17.75–$24.75

104,042

$
22.58

2003

Granted

0

0

0

0

Exercised

59,724

$
17.75–$24.75

0

$
23.55

Forfeited

1,974

$
24.75

0

$
24.75

Ending balance

284,498

$
17.75–$24.75

229,120

$
21.81

As of December 31,
        2003, 10,000 of the options issued in 1999 were exercisable at an exercise price of $21.75. The options have a remaining life of 5.20 years. As of
        December 31, 2003, 40,000, 15,319, 63,349, and 37,500 options issued in
        2000 were exercisable at an exercise price of $18.50, $24.75, $24.75, and $17.75, respectively. These options have a remaining life of 6 years.
        As of December 31, 2003, 3,000, 8,000 and 500 options issued in 2001 were exercisable at an exercise price of $18.25, $19.00 and $20.25, respectively.
        These options have a remaining life ranging from 2 to 7 years. As of December
        31, 2003, 51,452 options issued in 2002 were exercisable at an exercise price of $23.50. These options have a remaining life of 8 years. There were no stock options granted in 2003.

In 2003, the Company
        awarded 22,500 shares of restricted stock under the long-term incentive compensation plan. These shares become vested over a 7-year period. Of the awarded shares, 19,000 become vested on the date, at least three years after the award date, that the Company’s stock price has closed at a price that is at least 160% of the award price for 15 consecutive days.
        The market value of shares awarded at the date of grant was $638,000 and has been recognized in the accompanying statement of condition as unamortized value of restricted stock. Compensation expense to record the amortization of the cost of the shares for the year ended December 31, 2003 was $75,000.

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
        The contract amount of those commitments and letters of credit reflects the extent of involvement the Company has in those particular classes of financial instruments. The Company’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of the instruments. The Company uses the same credit policies in making commitments and letters of credit as it does for on-balance-sheet instruments.

        Financial
        instruments whose contract amounts represent credit risk:

                (Dollars
        In Thousands)

    CONTRACT
AMOUNT

2003

2002

    Commitments
to

        extend
credit

$
68,916

$
70,738

    Standby letters
of credit

$
5,576

$
4,031

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

        For
        both commitments to extend credit and letters of credit, the amount of collateral obtained, if deemed necessary by the Company upon the extension of credit, is based on management’s credit evaluation of the counterparty.
        Collateral held varies, but includes residential and commercial real estate.

        Principal
        operating leases are for bank premises. At December 31, 2003, aggregate future minimum lease payments under noncancelable operating leases with initial or remaining terms equal to or exceeding one year consisted of the following: 2004-$513; 2005-$505; 2006-$505; 2007-$497; 2008-$472;
        and $2,095 thereafter. Total rental expenses amounted to $429 in 2003,
        $426 in 2002, and $242 in 2001.

        The
        Company is required to maintain a reserve balance as established by the
        Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ended December 31, 2003 was $5,588.

14.
         DIVIDENDS AND RESTRICTIONS

The primary source
        of cash to pay dividends to the Company’s shareholders is through dividends from its banking subsidiary. The Federal Reserve Board and the
        Office of the Comptroller of the Currency are authorized to determine certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe or unsound practice. Banking organizations may generally only pay dividends from the combined current year and prior two years net income less any dividends previously paid during that period.
        At December 31, 2003, approximately $11,900 was available for the declaration of dividends by the Bank. There were no loans or advances from the subsidiary
        Bank to the Company at December 31, 2003.

15.
         FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial
        Accounting Standards No. 107, “Disclosures About Fair Value of Financial
        Instruments,” requires disclosure of fair value information of financial instruments, whether or not recognized in the statement of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.
        Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The carrying amounts
        and estimated fair values of financial instruments are as follows:

    DEC. 31, 2003
      CARRYING
AMOUNT

    DEC. 31, 2003
FAIR VALUE

    DEC. 31, 2002
      CARRYING
AMOUNT

    DEC. 31, 2002
FAIR VALUE

    Financial
Assets:

    Cash and
cash equivalents

$
21,824

$
21,824

$
21,474

$
21,474

    Investment
securities

305,787

306,271

314,994

316,434

Net loans

470,372

474,697

409,204

421,024

    Total Financial
Assets

$
797,983

$
802,792

$
745,672

$
758,932

    Financial
Liabilities:

Deposits

$
561,400

$
563,070

$
546,653

$
549,205

Borrowings

188,793

191,019

154,667

158,799

    Total Financial
Liabilities

$
750,193

$
754,089

$
701,320

$
708,004

The fair value of
        commitments to extend credit and standby letters of credit is not significant.

The following methods
        and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash
        Equivalents: The carrying amounts reported in the consolidated statements of condition for cash and short-term instruments approximate those assets’ fair value.

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

16.
          REGULATORY MATTERS

The Company and its
        banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier 1 Capital (as defined in the regulations)
        to risk-weighted assets (as defined) and of Tier 1 Capital (as defined)
        to average assets (as defined). Management believes, as of December 31,
        2003, that the Company and its subsidiary Bank met all capital adequacy requirements to which they were subject to.

As of December 31,
        2002, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,”
        under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based,
        Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the institution’s category.

As discussed in Note
        9, the capital securities held by the Company’s subsidiary, Alliance
        Capital Trust I, qualify as Tier I capital for the Company under Federal
        Reserve Board guidelines. As a result of FIN 46, the Federal Reserve Board is currently evaluating whether the inability to consolidate the trust with the Company will affect the qualification of the capital securities as Tier I capital. If in the future it is determined that the capital securities can no longer qualify as Tier I capital, the effect of such a change would not have a material impact on the Company’s capital ratios.

The Company’s
        actual capital amounts and ratios are presented in the following table:

    FOR
      CAPITAL
ADEQUACY PURPOSES

    TO BE WELL
      CAPITALISED UNDER
      PROMPT CORRECTIVE
ACTION PROVISIONS

AMOUNT

RATIO

AMOUNT

RATIO

AMOUNT

RATIO

    As
of December 31, 2003

    Total Capital
(to Risk-Weighted Assets)
$
78,665

15.93
%
$
39,479

>8.00
%
$
49,349

>10.00
%

    Tier I Capital
(to Risk-Weighted Assets)

72,596

14.70
%

19,739

>4.00
%

29,609

> 6.00
%

    Tier I Capital
(to Average Assets)

72,596

8.92
%

32,540

>4.00
%

40,675

> 5.00
%

    As
of December 31, 2002

    Total Capital
(to Risk-Weighted Assets)
$
61,505

14.09
%
$
34,930

>8.00
%
$
43,662

>10.00
%

    Tier I Capital
(to Risk-Weighted Assets)

56,486

12.94
%

17,465

>4.00
%

26,198

> 6.00
%

    Tier I Capital
(to Average Assets)

56,486

7.41
%

30,484

>4.00
%

38,105

> 5.00
%

      SELECTED QUARTERLY
        FINANCIAL DATA (UNAUDITED)

       Summarized quarterly
        financial information for the years ended December 31, 2003 and 2002 is as follows:

THREE MONTHS ENDED
3/31/03

6/30/03

9/30/03

12/31/03

3/31/02

6/30/02

9/30/02

12/31/02

    Total interest
income

$

10,446

$

10,009

$

9,767

$

9,998

$

10,455

$

10,786

$

10,798

$

10,675

    Total interest
expense

3,515

3,356

3,042

2,914

3,876

4,108

4,105

3,855

    Net interest
income

6,931

6,653

6,725

7,084

6,579

6,678

6,693

6,820

    Provision
for loan losses

953

608

404

384

561

534

480

320

    Noninterest
income

1,991

3,487

2,057

1,752

1,572

1,710

1,875

1,607

    Noninterest
expense

5,669

5,657

5,894

6,308

5,433

5,607

5,717

5,620

Income before

        income
taxes

2,300

3,875

2,484

2,144

2,157

2,247

2,371

2,487

    Provision
for

        income
taxes

610

1,094

645

443

535

554

608

654

Net Income

1,690

2,781

1,839

1,701

1,622

1,693

1,763

1,833

    Earnings
per share:

Basic

$
0.49

$
0.79

$
0.52

$
0.48

$
0.47

$
0.49

$
0.51

$
0.53

Diluted

$
0.48

$
0.77

$
0.51

$
0.47

$
0.47

$
0.49

$
0.51

$
0.52

     17.
         PARENT COMPANY FINANCIAL INFORMATION

       Condensed financial
        statement information of Alliance Financial Corporation is as follows:

    Balance
Sheets

Assets
DEC. 31, 2003

DEC. 31, 2002

    Investment
in subsidiary Bank

$

65,305

$

60,228

Cash

9,424

3,178

    Investment
securities

2,548

238

    Other
Assets

296

—

    Total
Assets

$

77,573

$

63,644

Liabilities

    Junior
subordinated debentures

10,310

—

    Dividends
payable

1,096

691

    Other
liabilities

14

—

    Total
Liabilities

11,420

691

    Shareholders’
Equity

    Common
stock

3,910

3,828

Surplus

9,268

7,306

    Unamortized
value of restricted stock

(563
)

—

    Undivided
profits

57,976

53,272

    Accumulated
other comprehensive income

3,517

6,467

    Treasury
stock

(7,955
)

(7,920
)

    Total
Shareholders’ Equity

$

66,153

$

62,953

    Total
Liabilities and Shareholders’ Equity

$

77,573

$

63,644

    Statements
of Income

    YEARS ENDED
DEC. 31, 2003

DEC. 31, 2002

DEC. 31, 2001

    Dividend
income from subsidiary Bank

$

—

$

5,000

$

4,000

    Investment
income

5

4

6

    Gain on the
sale of securities

72

250

—

    Interest
expense on junior subordinated debentures

(14
)

—

—

    Operating
expenses

(5
)

(4
)

(29
)

58

5,250

3,977

    Equity in
undistributed income

        of
subsidiary

7,953

1,661

2,034

    Net
Income

$
8,011

$
6,911

$
6,011

    Statements
of Cash Flows

    YEARS ENDED
DEC. 31, 2003

DEC. 31, 2002

DEC. 31, 2001

    Operating
Activities

Net Income

$
8,011

$
6,911

$
6,011

    Adjustments
to reconcile net income

           to
net cash provided by operating activities:

        Equity
in undistributed net income

           of
subsidiary

(7,953
)

(1,661
)

(2,034
)

        Realized
investment security gains

(72
)

(250
)

—

         Change
in assets and liabilities

(281
)

—

—

    Net Cash
(Used In) Provided by Operating Activities

(295
)

5,000

3,977

    Investing
Activities

    Purchase
of investment securities, available-for-sale

(2,550
)

(238
)

(173
)

    Proceeds
from sales of investment securities,

available-for-sale

312

451

—

    Net Cash
Provided by (Used in) Investing Activities

(2,238
)

213

(173
)

    Financing
Activities

    Proceeds
from acquiring subordinated debentures

10,310

—

—

    Treasury
stock purchased

(35
)

(143
)

(3,169
)

    Proceeds
from the issuance of common stock

1,406

223

—

    Cash dividends
paid

(2,902
)

(3,034
)

(2,623
)

    Net Cash
Used in Financing Activities

8,779

(2,954
)

(5,792
)

    Increase
(Decrease) in Cash and Cash Equivalents

6,246

2,259

(1,988
)

    Cash and
Cash Equivalents at Beginning of Year

3,178

919

2,907

    Cash
and Cash Equivalents at End of Year

$
9,424

$
3,178

$
919

    Supplemental
Disclosures of Cash Flow Information:

    Noncash financing
activities:

           Dividend
declared and unpaid

$
1,096

$
1,000

$
1,000

    On October 26, 2001
      the Company’s Board of Directors adopted a shareholders rights plan.
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

    REPORT OF MANAGEMENT’S
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

            Management
      depends upon the Company’s system of internal accounting controls in meeting its responsibility for reliable financial statements. This system is designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and are properly recorded.

            The
      Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with the Company’s management, internal auditors and independent auditors, PricewaterhouseCoopers LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The internal auditors and independent auditors have unlimited access to the Audit Committee to discuss all such matters.

    /s/ Jack
H. Webb

    /s/ David
P. Kershaw

————————

——————————

Chairman & CEO

    Chief Financial Officer
& Treasurer

Syracuse, New York

March 5, 2004

    REPORT OF INDEPENDENT
AUDITORS

     Audit
        and Compliance Committee and
Shareholders of Alliance Financial Corporation

            In
      our opinion, the accompanying consolidated statement of condition and the related consolidated statements of income, of changes in shareholders’
      equity and of cash flows present fairly, in all material respects, the financial position of Alliance Financial Corporation and Subsidiaries at December
      31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December
      31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

Syracuse, New York

January 21, 2004

    Item
      9 — Changes In and Disagreements with Accountants on Accounting and
Financial Disclosure

Not applicable

    Item
9A — Controls and Procedures

    The management of the
      Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the
      Securities Exchange Act of 1934. As of December 31, 2003, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the
      effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures as of December
      31, 2003 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

    There have been no significant
      changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31,
      2003. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART III

    Item
10 — Directors and Executive Officers of the Registrant

    The information required
      by this Item 10 is incorporated herein by reference to the sections entitled
      “Information Concerning Nominees for Directors, Directors Continuing
      in Office and Additional Executive Officers”, “Audit Committee
      Report”, and “Section 16 (a) Beneficial Ownership Reporting Compliance”
      in the Company’s Proxy Statement. The Company had adopted a Code of
      Ethics applicable to its Chief Executive Officer, Chief Financial Officer,
      Controller and senior financial management. The Company’s Code of Ethics for Senior Officers is filed herewith as Exhibit 14.1.

    Item
11 — Executive Compensation

    The information required
      by this Item 11 is incorporated herein by reference to the section entitled
      “Executive Compensation” in the Company’s Proxy Statement.

    Item
12 — Security Ownership of Certain Beneficial Owners and Management

    The information required
      by this Item 12 is incorporated herein by reference to the section entitled
      “Information Concerning Nominees for Directors, Directors Continuing
      in Office and Additional Executive Officers” in the Company’s
Proxy Statement.

    Item
13 — Certain Relationships and Related Transactions

    The information required
      by this Item 13 is incorporated herein by reference to the section entitled
      “Transactions with Management” in the Company’s Proxy Statement.

    Item
14 – Principal Accounting Fees and Services

    The information required
      by this Item 14 is incorporated herein by reference to the section entitled
“Audit Fees” in the Company’s Proxy Statement.

PART IV

    Item
      15 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

    Documents
filed as part of this report:

(1)
    The
following financial statements are included in Item 8:

    Consolidated
Statements of Condition at December 31, 2003 and 2002.

    Consolidated
      Statements of Income for each of the Three Years in the Period Ended December
31, 2003.

    Consolidated
      Statements of Comprehensive Income for each of the Three Years in the Period
Ended December 31, 2003.

    Consolidated
      Statements of Shareholders’ Equity for each of the Three Years in the
Period Ended December 31, 2003.

    Consolidated
      Statements of Cash Flows for each of the Three Years in the Period Ended
December 31, 2003.

    Notes to
Consolidated Financial Statements.

    Report
of Management’s Responsibility

    Independent
Auditors Report.

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

    10.5*

    Employment
      Agreement, dated as of November 25, 1998, between the Company and David
R. Alvord(1)

    10.6*

    Employment
      Agreement, dated as of November 25, 1998, between the Company and John C.
Mott(1)

    10.7*

    Alliance
Financial Corporation 1998 Long Term Incentive Compensation Plan(1)

    10.8*

    Change
      of Control Agreement, dated as of February 16, 1999, by and among the Company,
      First National Bank of Cortland, Oneida Valley National Bank, and David
P. Kershaw(3)

    10.9*

    Change
      of Control Agreement, dated as of February 16, 1999, by and among the Company,
      First National Bank of Cortland, Oneida Valley National Bank, and James
W. Getman(3)

    10.10*

    Directors
Compensation Deferral Plan of the Company(4)

    10.11*

    Employment
      Agreement, dated as of May 1, 2000, by and among the Company, Alliance Bank,
N.A. and Jack H. Webb(5)

    10.12*

    Supplemental
      Retirement Agreement, dated as of May 1, 2000, by and among the Company,
Alliance Bank, N.A. and Jack H. Webb(5)

    10.13*

    First
      National Bank of Cortland Excess Benefit Plan for David R. Alvord, dated
December 31, 1991, and all amendments thereto(6)

    10.14*

    Oneida
      Valley National Bank Supplemental Retirement Income Plan for John C. Mott,
dated September 1, 1997, and all amendments thereto(7)

    10.15*

    Employment
      Agreement dated as of April 29, 2003, by and among the Company, Alliance
Bank, N.A. and Jack H. Webb(8)

    10.16*

    Employment
      Agreement dated as of April 1, 2003, by and among the Company, Alliance
Bank, N.A. and John W. Wilson(8)

    10.17*

    Employment
      Agreement dated January 21, 2004 by and among the Company and John H. Watt
Jr.(9)

    14.1

    Code
of Ethics for Senior Executive Officers.(9)

21

    List
of the Company’s Subsidiaries(9)

23

    Consent
of PricewaterhouseCoopers LLP(9)

    31.1

    Certification
      of Jack H. Webb, Chairman of the Board, President and Chief Executive Offier
      of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of
2002(9)

    31.2

    Certification
      of David P. Kershaw, Treasurer and Chief Financial Officer of the Registrant,
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)

    32.1

    Certification
      of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer
      of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

    32.2

    Certification
      of David P. Kershaw, Treasurer and Chief Financial Officer of the Registrant,
      pursuant to 18
      U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002(9)

(1)

    Incorporated
      herein by reference to the exhibit with the same number to the Registration
      Statement on Form S-4 (Registration No. 333-62623) of the Company previously filed with the Securities and Exchange Commission (the “Commission”)
on August 31, 1998, as amended.

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

(6)

    Incorporated
      herein by reference to the exhibit number 10.13 to annual reports on Form
      10-K of the Company (File No. 0-15366) filed with the Commission on March
30, 2001.

(7)

    Incorporated
      herein by reference to the exhibit number 10.14 to annual reports on Form
      10-K of the Company (File No. 0-15366) filed with the Commission on March
29, 2002.

(8)

     Incorporated
      herein by reference to the exhibit numbers 10.15 and 10.16 to quarterly reports on Form 10-Q of the Company (File No. 0-15366) filed with the Commission on August 13, 2003.

(9)

    Filed
herewith

*

    Denotes
management contract or compensation plan or arrangement.

(b)

    Reports
on Form 8-K

    On October 16, 2003
      the Company furnished a Current Report on Form 8-K regarding the announcement of the Company’s earnings for the 2003 third quarter.

(c)

    See Item 15 (a) (3)
above.

(d)

     See Item 15 (a) (2)
above.

SIGNATURES

    Pursuant
      to the requirements of Section 13 or 15(d) of the Securities Exchange Act
      of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    ALLIANCE
FINANCIAL CORPORATION

———————————————————

             (Registrant)

    Date     March
5, 2004
By
/s/ Jack H. Webb

———————

———————————————————

    Jack H. Webb, Chairman,
President & CEO

    (Principal Executive
Officer)

    Date      March
5, 2004
By
/s/ David P. Kershaw

———————

———————————————————

    David P. Kershaw,
Treasurer & CFO

    (Principal Financial
and Accounting Officer)

    Pursuant to the requirements
      of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

/s/ Mary Pat Adams

Date
    February
24, 2004

——————————————————

——————————————————

    Mary Pat Adams, Director

__________________________________

Date
__________________________________

    Donald S. Ames, Director

/s/ John H. Buck

Date
February 24, 2004

——————————————————

——————————————————

John H. Buck, Director

    /s/ Donald H. Dew

Date
February 24, 2004

——————————————————

——————————————————

Donald H. Dew, Director

/s/ Peter M. Dunn

Date
February 24, 2004

——————————————————

——————————————————

Peter M. Dunn, Director

/s/ David P. Kershaw

Date
February 24, 2004

——————————————————

——————————————————

    David P. Kershaw,
      Treasurer and Director
(Principal Financial and Accounting Officer)

/s/ Samuel J. Lanzafame

Date
February 24, 2004

——————————————————

——————————————————

    Samuel J. Lanzafame,
Director

__________________________________

Date
__________________________________

    Robert M. Lovell, Director

/s/ Margaret G. Ogden

Date
February 24, 2004

——————————————————

——————————————————

    Margaret G. Ogden,
Director

__________________________________

Date
__________________________________

    Charles E. Shafer, Director

/s/ Charles H. Spaulding

Date
February 24, 2004

——————————————————

——————————————————

    Charles H. Spaulding,
Director

/s/ Paul M. Solomon

Date
February 24, 2004

——————————————————

——————————————————

Paul M. Solomon, Director

/s/ David J. Taylor

Date
February 24, 2004

——————————————————

——————————————————

David J. Taylor, Director

/s/ Jack H. Webb

Date
February 24, 2004

——————————————————

——————————————————

    Jack H. Webb, Chairman,
      President
      & CEO and Director
(Principal Executive Officer)