Form 10-K/A
period 2003-12-31
ALLIANCE FINANCIAL CORP /NY/
filed 2004-03-25
CIK 796317

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-K/A Amendment No. 1

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

EXPLANATORY NOTE: This Amendment No. 1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2003 is being filed solely to correct typographical errors on page 6, 14, 42, 45, 47, and 57.

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

Volume and Rate Variances

	2003 COMPARED TO 2002			2002 COMPARED TO 2001

	INCREASE (DECREASE) DUE TO			INCREASE (DECREASE) DUE TO
	VOLUME	RATE	NET CHANGE	VOLUME	RATE	NET CHANGE

	(IN THOUSANDS)
Interest earned on:
Federal funds sold	$17	$(14)	$3	$(203)	$(150)	$(353)
Taxable investment securities	(310)	(2,240)	(2,550)	2,495	(1,766)	729
Nontaxable investment securities	660	(237)	423	197	(99)	98
Loans and leases (net of unearned discount)	2,766	(2,992)	(226)	3,580	(4,431)	(851)

Total interest-earning assets	$3,133	$(5,483)	$(2,350)	$6,069	$(6,446)	$(377)

Interest paid on:
Interest-bearing demand deposits	$21	$(168)	$(147)	$52	$(405)	$(353)
Savings and money market deposits	198	(742)	(544)	415	(2,197)	(1,782)
Time deposits	(87)	(1,609)	(1,696)	53	(3,099)	(3,046)
Borrowings	540	(1,270)	(730)	2,456	(1,296)	1,160

Total interest-bearing liabilities	$672	$(3,789)	$(3,117)	$2,976	$(6,997)	$(4,021)

Net interest earnings (FTE)	$2,461	$(1,694)	$767	$3,093	$551	$3,644

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

        The Company has supplemental executive retirement plans for certain employees. Included in other assets, the Company has segregated assets of $806 and $911 at December 31, 2003 and 2002, respectively, to fund the estimated benefit obligation. At December 31, 2003 and 2002, other liabilities included approximately $1,499 and $1,535 accrued under these plans. The benefit obligation, service cost, and actuarial gain/(loss) were $1,781, $232, and ($246), respectively, at December 31, 2003 and $1,697, $254, and ($79), respectively, at December 31, 2002. Compensation expense includes approximately $165, $223, and $302 relating to these plans at December 31, 2003, 2002, and 2001, respectively.

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

451

—

    Net Cash
Provided by (Used in) Investing Activities

(2,238
)

213

(173
)

    Financing
Activities

    Proceeds
from acquiring subordinated debentures

10,310

—

—

    Treasury
stock purchased

(35
)

(143
)

(3,169
)

    Proceeds
from the issuance of common stock

1,406

223

—

    Cash dividends
paid

(2,902
)

(3,034
)

(2,623
)

    Net Cash
Provided by (Used in) Financing Activities

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