Form 10-Q
period 2004-03-31
ALLIANCE FINANCIAL CORP /NY/
filed 2004-05-06
CIK 796317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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
Yes    X     No

The number of shares outstanding of the Registrant’s common stock on May 3, 2004: Common Stock, $1.00 Par Value – 3,565,963 shares.

CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (All Unaudited)

Consolidated Statements of Condition as of March 31, 2004 and December 31, 2003

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2004 and 2003

Consolidated Statement of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2004

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION   Item 1. Financial Statemetns

ALLIANCE FINANCIAL CORPORATION Consolidated Statements of Condition (Dollars in Thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Unaudited)
ASSETS
Cash and due from banks	$19,940	$21,824
Federal funds sold	12,500	—

Total cash and cash equivalents	32,440	21,824
Held-to-maturity investment securities	6,997	6,756
Available-for-sale investment securities	315,388	299,031

Total investment securities (fair value
$322,790 & $306,271, respectively)	322,385	305,787
Total loans and leases	485,369	477,071
Unearned income	(673)	(630)
Allowance for loan and lease losses	(5,893)	(6,069)

Net loans and leases	478,803	470,372

Bank premises, furniture, and equipment	10,882	10,410
Accrued interest receivable	4,301	4,017
Other assets	13,793	13,845

Total Assets	$862,604	$826,255

LIABILITIES
Non-interest-bearing deposits	$57,629	$56,085
Interest-bearing deposits	562,362	505,315

Total deposits	619,991	561,400
Borrowings	163,086	188,793
Accrued interest payable	1,170	1,244
Other liabilities	9,176	8,665

Total Liabilities	793,423	760,102

SHAREHOLDERS’ EQUITY
Preferred stock (par value $25.00)
1,000,000 shares authorized, none issued
Common stock (par value $1.00)
10,000,000 shares authorized
3,940,481 and 3,910,029 shares issued;
3,565,213 and 3,534,761 shares
outstanding, respectively	3,940	3,910
Surplus	10,145	9,268
Unamortized value of restricted stock	(1,186)	(563)
Undivided profits	59,122	57,976
Accumulated other comprehensive income	5,115	3,517
Treasury stock, at cost; 375,268 shares
and 375,268 shares, respectively	(7,955)	(7,955)

Total Shareholders’ Equity	69,181	66,153

Total Liabilities & Shareholders’ Equity	$862,604	$826,255

The accompanying notes are an integral part of the consolidated financial statements. 2
ALLIANCE FINANCIAL CORPORATION Condensed Consolidated Statements of Income (Unaudited) (Dollars in Thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
Interest Income:
Interest and fees on loans and leases	$6,919	$6,906
Interest on investment securities	3,084	3,523
Interest on federal funds sold	21	17

Total Interest Income	10,024	10,446

Interest Expense:
Interest on deposits	1,993	2,388
Interest on borrowings	1,043	1,127

Total Interest Expense	3,036	3,515

Net Interest Income	6,988	6,931

Provision for loan and lease losses	14	953

Net Interest Income After Provision
for Loan and Lease Losses	6,974	5,978
Other Income	2,167	1,991

Total Operating Income	9,141	7,969

Other Expenses	6,617	5,669

Income Before Income Taxes	2,524	2,300

Provision for income taxes	630	610

Net Income	$1,894	$1,690

Net Income per Common Share - Basic	$.53	$.49

Net Income per Common Share - Diluted	$.52	$.48

The accompanying notes are an integral part of the consolidated financial statements. 3
ALLIANCE FINANCIAL CORPORATION Consolidated Statements of Changes in Shareholders’ Equity For the Three Months Ended March 31, 2004 (Unaudited) (Dollars in Thousands)

	Issued Common Shares	Common Stock	Surplus	Unamortized Value of Restricted Stock	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2003	3,910,029	$3,910	$9,268	($ 563)	$57,976	$3,517	($7,955)	$66,153

Comprehensive income
Net Income					1,894			1,894

Other comprehensive income, net of taxes:

Unrealized appreciation in
available for sale securities, net of
reclassification adjustment						1,598		1,598

Comprehensive income								3,492

Issuance of restricted stock	20,000	20	641	(661)				—

Amortization of restricted stock				38				38

Stock options exercised	10,452	10	236					246

Cash dividend, $.21 per share					(748)			(748)

Balance at March 31, 2004	3,940,481	$3,940	$10,145	($1,186)	$59,122	$5,115	($7,955)	$69,181

The accompanying notes are an integral part of the financial statements. 4
ALLIANCE FINANCIAL CORPORATION Consolidated Statements of Cash Flows (Unaudited) (Dollars in Thousands)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net Income	$1,894	$1,690
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	14	953
Provision for depreciation	387	304
Decrease (increase) in surrender value of life insurance	171	(116)
Realized investment security gains	(273)	(368)
Realized gain on the sale of assets	—	(5)
(Accretion) amortization of investment security premiums and
discounts, net	(62)	163
Proceeds from the sale of mortgage loans	3,105	10,018
Origination of loans held for sale	(3,065)	(9,959)
Gain on the sale of loans	(40)	(59)
Restricted stock expense	38	12
Change in other assets and liabilities	(684)	(202)

Net Cash Provided by Operating Activities	1,485	2,431

INVESTMENT ACTIVITIES
Proceeds from maturities, redemptions, calls and principal
repayments of investment securities, available-for-sale	23,014	19,252
Proceeds from maturities, redemptions, calls and principal
repayments of investment securities, held-to-maturity	204	841
Purchase of investment securities, available-for-sale	(37,409)	(31,345)
Purchase of investment securities, held-to-maturity	(445)	(102)
Proceeds from the sale of investment securities	1,036	13,272
Net increase in loans and leases	(8,445)	(9,550)
Purchase of premises and equipment	(859)	(387)
Proceeds from the sale of premises and equipment	—	187

Net Cash Used by Investing Activities	(22,904)	(7,832)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW & savings accounts	36,864	24,965
Net increase (decrease) in time deposits	21,727	(6,077)
Net decrease in short-term borrowings	(25,707)	(13,322)
Net increase (decrease) in long-term borrowings	—	—
Proceeds from the exercise of stock options	246	119
Cash dividends	(1,095)	(691)

Net Cash Provided by Financing Activities	32,035	4,994
Increase (Decrease) in Cash and Cash Equivalents	10,616	(407)
Cash and cash equivalents at beginning of year	21,824	21,474

Cash and Cash Equivalents at End of Period	$32,440	$21,067

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$3,125	$3,762
Income taxes	275	530
Non-Cash Investing Activities:
Net unrealized loss on
available-for-sale securities	(2,663)	2,060
Non-Cash Financing Activities:
Dividend declared and unpaid	748	730

The accompanying notes are an integral part of the consolidated financial statements. -5-
ALLIANCE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.	Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of the Company, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2003 and for the three-year period then ended, included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part I.

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months ended March 31, 2004 and 2003.

B.	Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months ended March 31, 2004 and 2003, using 3,556,666 and 3,467,528 weighted average common shares outstanding for the three months ended March 31, 2004 and 2003, respectively. Diluted earnings per share gives the effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. Weighted average shares outstanding for the three months ended March 31, 2004 and 2003, adjusted for the effect of the assumed exercise of stock options, were 3,645,914 and 3,551,225 for the three months ended March 31, 2004 and 2003, respectively. There were no antidilutive shares as of March 31, 2004.

C.	Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s best estimate of probable loan and lease losses in the Company’s loan portfolio. Management’s quarterly evaluation of the allowance for loan and lease losses is a comprehensive analysis that builds a total reserve by evaluating the risks within each loan and lease type, or pool, of similar loans and leases. The Company uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates a reserve for each pool based on the average loss rate for the time period that includes the current year and two full prior years. The average loss rate is adjusted to reflect the expected impact that current trends regarding loan growth, delinquency, losses, economic conditions, loan concentrations, policy changes, experience and ability of lending personnel, and current interest rates are likely to have. For commercial loan and lease pools, the Company establishes a specific reserve allocation for all loans and leases in excess of $150,000, which have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. The specific allocation is based on the most recent valuation of the loan or lease collateral and the customer’s ability to pay. For all other commercial loans and leases, the Company uses the general allocation methodology that establishes a reserve for each risk-rating category. The general allocation methodology for commercial loans and leases considers the same factors that are consideredwhen evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management’s best estimate of the probable loan and lease losses in the Company’s loan and lease portfolio.

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

The Company’s stock-based compensation plan is accounted for based on the intrinsic value method set forth in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for employee stock options is generally not recognized at the time of the grant if the exercise price of the option equals or exceeds the fair value of the stock on the date of the grant. Compensation expense for restricted share awards is ratably recognized over the period of vesting, usually the restricted period, based on the fair value of the stock on the grant date. Stock options that have been granted by the Company vest based on a combination of years of service and the achievement of certain stock price targets.

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended, had been applied to the Company’s stock-based compensation plan:

	For The Quarter Ended

	March 31, 2004	March 31, 2003

Net Income (in thousands)
As reported	$1,894	$1,690
Less pro forma expense related to options granted, net of related tax effects	(7)	(280)

Pro forma net income	$1,887	$1,410

Pro forma net income per share:
Basic - as reported	$0.53	$0.49
Basic - pro forma	0.53	0.41
Diluted - as reported	0.52	0.48
Diluted - pro forma	0.52	0.40
-7-

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company’s employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. Since changes in the subjective input assumptions can materially affect the fair value estimates, the existing model, in management’s opinion, does not necessarily provide a single reliable measure of the fair value of its stock options. In addition, the pro-forma effect on reported net income and earnings per share for the periods presented should not be considered necessarily representative of the pro forma effects on reported net income and earnings per share for future periods.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of FASB Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company intends to continue to account for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees.

E.	Post-Retirement Benefits

The Company provides post-retirement medical and life insurance benefits through an unfunded plan to qualifying employees. Benefits are available to full-time employees who have worked 15 years and attained age 55. Retirees and certain active employees with more than 20 years of service to the Company continue to receive benefits in accordance with plans that existed at First National Bank of Cortland and Oneida Valley National Bank, prior to the merger of the banks in 1999. The Company does not have a pension plan.

The components of the plan’s net periodic cost for the quarters ended March 31 is as follows:

(Dollars In Thousands)	2004	2003

Service cost	$33	$29
Interest cost	77	78
Amortization of unrecognized prior
service cost	8	7
Amortization of the net (gain) loss	17	16

Net periodic benefit cost	$135	$130
-8-

Item 2.	Management’s Discussion and Analysis of Financial Condition and
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

The following discussion presents material changes in the Company’s results of operations and financial condition during the three months ended March 31, 2004, which are not otherwise apparent from the consolidated financial statements included in this report.

This discussion and analysis contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) an increase in competitive pressures in the banking industry; (2) changes in the interest rate environment that reduce margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (5) changes in business conditions and inflation; (6) changes in the securities markets; (7) changes occur in technology used in the banking business; (8) an inability to maintain and increase market share and control expenses; and (9) other factors detailed from time to time in the Company’s SEC filings.

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004

Earnings Summary and Executive Overview

Net income was $1,894,000, or $0.52 per diluted share, for the first quarter of 2004 compared with $1,690,000, or $0.48, per diluted share, for the same period in 2003. Net income increased $204,000, or 12.1%, while diluted earnings per share were up $0.04, or 8.3% for the comparable periods. The return on average assets and return on average shareholder’s equity were 0.90% and 11.19%, respectively, for the three months ended March 31, 2004, compared with 0.87% and 10.68%, respectively, for the first quarter of 2003. The 2004 first quarter was highlighted by new branch openings and improvement in credit quality. Two new full service branches were opened in Onondaga County during the quarter that together added $23,000,000 in new deposits to the Bank’s December 31, 2003 total. A marked decline in the quarterly rate of loan losses, combined with improvement in other loan quality indicators, all but eliminated the 2004 first quarter provision expense and was primarily responsible for the earnings growth over the comparable period in the prior year.

Analysis of Net Interest Income and the Net Interest Margin

For the three months ended March 31, 2004 compared to the three months ended March 31, 2003, net interest income increased $57,000, or 0.8%, to $6,988,000. The increase resulted as a $68,996,000, or 9.5%, increase in average earning assets generated additional income that more than offset the negative impact of a net interest margin that declined 31 basis points, from 4.03% for the quarter ended March 31, 2003 to 3.72% for the quarter ended March 31, 2004. The increase in average earning assets was the result of loan portfolio growth that exceeded 15% over the past twelve months. The decline in the net interest margin for the comparable periods resulted as lower market interest rates continued to push asset yields lower, and to a greater degree than the Bank’s ability to reduce the costs of interest bearing liabilities.

Total interest income for the quarter ended March 31, 2004 declined $422,000, or 4%, compared with that reported for the quarter ended March 31, 2003, primarily as a result of lower yields on earning assets. Investment income, which declined $439,000, or 12.5%, for the comparable periods, fell as a result of a 57-basis point decline in the average tax-equivalent yield on the portfolio. The decline reflects lower yields on portfolio reinvestments over the past twelve months. Average investments increased $1,803,000, or 0.6%, for the comparable periods. Loan and lease income increased $13,000, or 0.2%, for the linked periods, as growth in the size of the loan and lease portfolio generated increased revenues that offset declining revenues from lower loan and lease yields. Average net loans and leases increased $63,849,000, or 15.4%, with double-digit percentage growth reported in indirect auto, single family residential mortgage, and commercial loans and leases. The change in the overall mix of average loans over the past twelve months reflected an increase of 3.7% in the percentage of indirect auto loans to total loans, with slight declines in the percentage of loan categories. Average loan and lease yields declined 87 basis points with lower yields on indirect auto, residential mortgage, and home equity-dominated consumer loan categories most responsible for the overall yield decline.

Total interest expense declined $479,000, or 13.6%, to $3,036,000 for the quarter ended March 31, 2004 when compared with the same period in 2003, as lower market interest rates positively impacted the average rate paid on interest-bearing liabilities, reducing it by 45 basis points. The decline in the average rate paid on interest-bearing liabilities, by far offset increased costs associated with a $58,948,000, or 9.1%, increase in average interest-bearing liabilities. Deposit expense declined $395,000, or 16.5%, primarily due to a decline of 39 basis points in the average rate paid on interest-bearing deposits. The lower average rate paid reflected lower rates paid on all categories of deposits, with the greatest impact resulting from a 52-basis point reduction in the time deposit category. For the comparable periods, average interest-bearing deposits increased $28,177,000, or 5.6%, with double-digit growth in public fund, business, and personal money market balances generating nearly all the growth. Average non interest-bearing demand deposits increased $3,341,000, or 5.9%, for the comparable periods, and were 10.1% of total average deposits for both periods. For the comparable periods, there was a slight change in the average deposit mix, as average time deposits as a percentage of total average deposits declined nearly 2.5%, to 38.9%, while average savings and money market balances increased 2.9%, to 36.7% of total average deposits. Interest expense on borrowings for the comparable periods declined $84,000, or 7.5%, as the average rate paid on borrowings was lower by 74 basis points, while average borrowings increased $30,771,000, or 21.3%. One-third of the increase in average borrowings was attributable to the Company’s 2003 fourth quarter issuance of $10,310,000 in 30-year LIBOR-based floating rate junior subordinated debentures. The Company borrowed the proceeds of the capital securities from its wholly owned subsidiary, Alliance Financial Capital Trust I, which had issued $10,000,000 in similar term Company-obligated pooled capital securities. The capital securities held by the trust qualify as Tier I capital for the Company under Federal Reserve guidelines.

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

For the three months ended March 31,	2004			2003

(Dollars in thousands)
	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid

Assets:
Interest earning assets:
Federal Funds Sold	$8,702	$20	0.92%	$5,358	$17	1.27%
Taxable Investment Securities	$233,955	$2,322	3.97%	$241,270	$2,814	4.67%
Nontaxable Investment Securities	$71,467	$1,155	6.46%	$62,349	$1,074	6.89%
Real Estate Loans	$172,875	$2,690	6.22%	$152,943	$2,725	7.13%
Commercial Loans & Leases (net of unearned discount)	$148,126	$2,144	5.79%	$134,335	$2,091	6.23%
Indirect Loans	$99,932	$1,278	5.12%	$70,936	$1,175	6.63%
Consumer Loans	$58,693	$808	5.51%	$57,563	$915	6.36%

Total Interest-earning Assets	793,750	10,417	5.25%	724,754	10,811	5.97%

Noninterest earning assets:
Other Assets	50,375			48,756
Less: Allowance for Loan Losses	(6,179)			(5,188)
Net unrealized gains/(losses) on available-for-sale portfolio	7,073			10,740

Total	$845,019			$779,062

Liabilities and Shareholders’ Equity:
Interest bearing assets:
Demand Deposits	$84,638	$56	0.26%	$82,408	$67	0.33%
Saving and MMDA Deposits	$217,939	$462	0.85%	$189,940	$529	1.11%
Time Deposits	$230,651	$1,475	2.56%	$232,703	$1,791	3.08%
Borrowings	$175,392	$1,043	2.38%	$144,621	$1,128	3.12%

Total Interest Bearing Liabilities	708,620	3,036	1.71%	649,672	3,515	2.16%

Noninterest bearing liabilities:
Demand deposits	59,856			56,515
Other liabilities	8,850			9,550
Shareholders’ equity	67,693			63,325

Total	$845,019			$779,062

Net interest earnings (FTE)		$7,381			$7,296

Net yield on interest-earning assets			3.72%			4.03%

Net interest spread			3.54%			3.81%

Federal tax exemption on non-taxable investment securities included in interest income		$393			$365

-11-

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

	FOR THE QUARTER END MARCH 31, 2004 COMPARED TO MARCH 31, 2003 INCREASE (DECREASE) DUE TO
	VOLUME	RATE	NET CHG

(Dollars in thousands)
Interest earned on:
Federal funds sold	$33	$(30)	$3
Taxable investment securities	428	(920)	(492)
Nontaxable investment securities	488	(407)	81
Real estate loans	1,389	(1,424)	(35)
Commercial loans and leases	752	(699)	53
Indirect loans	1,548	(1,445)	103
Consumer loans (net of unearned discount)	227	(334)	(107)

Total interest-earning assets	$4,865	$(5,259)	$(394)

Interest paid on:
Interest-bearing demand deposits	$28	$(39)	$(11)
Savings and money market deposits	369	(436)	(67)
Time deposits	415	(731)	(316)
Borrowings	972	(1,057)	(85)

Total interest-bearing liabilities	$1,784	$(2,263)	$(479)

Net interest earnings (FTE)	$3,081	$(2,996)	$85

Analysis of the Provision and Allowance for Loan and Lease Losses

The Bank’s 2004 first quarter evaluation of the adequacy of the allowance for loan and lease losses reported significant improvement in loan quality indicators, and as a result management recommended a reduction in the level of the allowance as well as the quarterly provision expense. The Bank reported that its ratio of annualized net loans and leases charged off to average portfolio loans and leases for the first quarter of 2004 was 0.16% compared with a ratio of 0.28% for the 2003 first quarter. The improvement in the loan loss rate reflects a 2004 first quarter in which there were no losses on commercial loans. Residential mortgage loan losses were equal to 12 basis points of average residential mortgage loans, and indirect auto loan losses at 42 basis points of average indirect loans were down from a reported 106 basis points for the first quarter of 2003. Total loan delinquency, defined as loans and leases 30 days or more past due and nonaccruing, was 1.33% of total loans and leases outstanding as of March 31, 2004, down from 1.77% a year earlier. Improvement in delinquency rates was most significant in the commercial loan and indirect auto loan categories. The ratio of non-performing loans to total loans at March 31, 2004 was 0.91% compared to 1.33% at March 31, 2003, improving 31.6% over the past twelve months. The level of non-performing loans continues to be significantly impacted by one commercial relationship that has been defined as non-performing since the first quarter of 2003. This relationship represented 86% of the non-performing loan total as of March 31, 2004. The commercial relationship is the subject of active collection litigation in the U.S. Bankruptcy Court in order to achieve the sale of the collateral supporting the loans in the relationship within a reasonable time frame. A substantial percentage of the loans are subject to cross collateralization through the existing guarantee structure. The Bank, however, does not have exclusive control over the timing of the sale of the collateral. Loans on a nonaccrual basis declined $921,000, or 18.5%, for the comparable periods, and loans rated as criticized by the Bank’s internal loan rating system declined 38.9%, from $19,788,000 in the 2003 first quarter to $12,083,000 in the first quarter of 2004. Management’s recommended balance of the allowance for loan and lease losses at the end of the 2004 first quarter was equal to 1.21% of the period-end loans and leases outstanding compared to a rate of 1.34% a year earlier. Reflecting the improvement in loan quality indicators, the provision for loan loss expense declined from $953,000 reported in the first quarter of 2003, to $14,000 for the quarter ended March 31, 2004.

The following tables present loan quality ratios for the periods indicated and a summary of the changes in the allowance for loan and lease losses arising from loans charged off and recoveries on loans previously charged off and additions to the allowance, which have been charged to expense for the periods indicated.

	Three months ended March 31,
	2004	2003

Net Loans and Leases Charged-off to Average Loans and Leases, Annualized	0.16%	0.28%
Provision for Loan and Lease Losses to Average Loans and Leases, Annualized	0.01%	0.92%
Provision for Loan and Lease Losses to Net Loans and Leases Charged-off	7.37%	333.22%
Allowance for Loan and Lease Losses to Period-end Loans and Leases	1.21%	1.34%
Allowance for Loan and Lease Losses to Nonperforming Loans and Leases	132.83%	101.29%
Allowance for Loan and Lease Losses to Net Loans and Leases Charged-off, Annualized	773.75%	497.03%
Nonperforming Loans and Leases to Period-end Loans and Leases	0.91%	1.33%
Nonperforming Assets to Period-end Assets	0.52%	0.73%

	(Dollars in thousands) Three months ended March 31,
	2004	2003

Allowance for Loan and Lease Losses, Beginning of Period	$6,069	$5,019

Loans and Leases Charged-off	(308)	(387)
Recoveries of Loans and Leases Previously Charged-off	118	101

Net Loans and Leases Charged-off	(190)	(286)

Provision for Loan and Lease Losses	14	953

Allowance for Loan and Lease Losses, End of Period	$5,893	$5,686

-13-
Noninterest Income The following table sets forth certain information on non-interest income for the periods indicated:

(Dollars in thousands)
	Three Months ended March 31,
	2004	2003	Change

Service charges on deposit accounts	$739	$582	$157	26.98%
Trust & brokerage services	409	290	119	41.03%
Bank owned life insurance	294	116	178	153.45%
Gain on the sale of loans	69	199	(130)	-65.33%
Other operating income	383	482	(99)	-20.54%

Core noninterest income	$1,894	$1,669	$225	13.48%

Investment securities gains	273	368	(95)	-25.82%
Gain/(loss) on disposal of assets	—	(46)	46	-100.00%

Total noninterest income	$2,167	$1,991	$176	8.84%

Core noninterest income for the three months ended March 31, 2004 increased $225,000, or 13.5%, when compared with the three months ended March 31, 2003. Increased overdraft fee income, resulting from the Bank’s 2003 second quarter launch of its new consumer overdraft protection program, pushed up total service charge income. Income from trust and brokerage services was positively impacted by an increase in both the book and market value of trust assets under administration, as well as revenues from the Bank’s retail brokerage program commenced in the second half of 2003. The 2004 first quarter bank-owned life insurance income reflected an increase in cash value as well as receipt of death benefits. A decline in the volume of mortgage loans sold during the 2004 first quarter reduced gains on loan sales when compared with the comparable quarter in 2003, while a reduction in other operating income for the comparable periods reflected lower levels of mortgage application fees and other fee income.

Noninterest Expense

The following table sets forth certain information on non-interest expense for the periods indicated:

(Dollars in thousands)
	Three Months ended March 31,
	2004	2003	Change

Salaries, wages, and employee benefits	$3,700	$3,242	$458	14.13%
Building, occupancy, and equipment	1,061	925	136	14.70%
Other operating expense	1,856	1,502	354	23.57%

Total noninterest expense	$6,617	$5,669	$948	16.72%

The increase in total noninterest expense for the quarter ended March 31, 2004 compared with the quarter ended March 31, 2003 included significant expense associated with the Bank’s 2004 first quarter opening of two new full service branches. First quarter 2004 salary and employee benefit expenses included the costs associated with staffing the new branches, growth of staff in the retail brokerage, risk management, and corporate support departments as well as year-over-year salary increases that approximated 3.5%. The Company’s hospitalization expense associated with its self-insured medical plan rose $112,000, or 53% for the comparable periods.

Building, occupancy and equipment expense rose in the 2004 first quarter compared with the same period last year with the increase reflecting higher lease expense, relating primarily to the new branches, and overall increases in utilities and maintenance costs. Approximately 50% of the increase in other operating expense for the comparable first quarters related to higher marketing expense that promoted the new branch openings and bank-wide product offerings during the quarter. Other expense also rose relating to costs associated with additional sales and management training programs completed during the current quarter, as well as increased audit expense.

Income taxes

The Company’s effective tax rate declined from 26.5% for the three months ended March 31, 2003 to 25%, for the three months ended March 31, 2004. The lower tax rate was attributable to increased tax-exempt income from both investment securities and life insurance in the current quarter.

ANALYSIS OF THE FINANCIAL CONDITION

Total assets increased $36,349,000, or 4.4%, from $826,255,000 at December 31, 2003 to $862,604,000 at March 31, 2004. For the three months ended March 31, 2004, total loans and leases increased $8,298,000, or 1.7%, to $485,369,000. Significant growth occurred during the first three months of 2004 in the indirect auto and commercial loan and lease portfolios. During the first quarter of 2004, indirect auto loans increased $6,022,000, or 6.2%, and commercial loans and leases were up $4,646,000, or 3.2%. The residential mortgage loan originations slowed during the first quarter of 2004, seasonally the slowest quarter of the year, compared with the accelerated pace of 2003 when low interest rates encouraged a higher level of refinancing. Originations were $5,329,000 for the quarter ended March 31, 2004 compared with $21,719,000 for the quarter ended December 31, 2003. During the first quarter of 2004, the Bank’s residential mortgage loan portfolio declined $1,931,000, or 1.1% as the Bank sold a larger percentage of loans originated during the quarter. The Bank sold $3,065,000 in mortgage loans during the first quarter increasing its servicing portfolio during the period by $1,905,000, to $44,040,000. Consumer loan activity also reflected the seasonal first quarter weakness in new loan originations, with the consumer loan portfolio ending the first quarter slightly less than at the end of last year.

The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated:

	(Dollars in thousands)
	March 31, 2004		December 31, 2003		March 31, 2003

	Amount	Percent	Amount	Percent	Amount	Percent

Commercial loans & leases	$151,788	31.7%	$147,142	31.3%	$138,700	33.2%
Real estate mortgage	172,032	35.9%	173,963	37.0%	154,269	36.9%
Indirect Auto	103,185	21.6%	97,163	20.7%	73,361	17.6%
Consumer	58,364	12.2%	58,803	12.5%	57,221	13.7%

Gross Loans & Leases	485,369	101.4%	477,071	101.4%	423,551	101.4%

Less:
Unearned Discount	(673)	(0.1% )	(630)	(0.1% )	(64)	(0.0% )
Allowance for Loan Losses	(5,893)	(1.3% )	(6,069)	(1.3% )	(5,686)	(1.4% )

Net Loans & Leases	$478,803	100.0%	$470,372	100.0%	$417,801	100.0%

-15-

The investment portfolio as of March 31, 2004 in the amount of $322,385,000, increased $16,598,000, or 5.4%, since December 31, 2003, while the Company’s federal funds sold position increased $12,500,000 for the comparable periods. At March 31, 2004, the investment portfolio included $8,525,000 in unrealized appreciation.

For the three months ended March 31, 2004, deposits increased $58,591,000, or 10.4%, to $619,991,000. During the period, strong growth in public funds pushed deposits in the category up $43,923,000, or 37.9%. Growth was reported primarily in money market account balances offered at competitive market rates. Business and personal category deposits each increased over 6% during the quarter, both positively impacted by deposit accounts opened at the Bank’s two new Onondaga County branches. The strong growth in customer deposits during the first quarter allowed for a reduction of $10,020,000 in brokered certificates of deposit and a $25,707,000 reduction in total borrowings during the quarter. The Bank, however, increased its retail repurchase borrowing category during the quarter by $2,793,000, or 14%, as increased numbers of business customers used the product along with their deposit relationship to meet their cash management needs.

Liquidity

The Company’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, and to take advantage of market interest rate opportunities. Funding loan and lease requests, providing for liability outflows, and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee (“ALCO”) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of March 31, 2004, that liquidity as measured by the Bank is in compliance with its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the three months ended March 31, 2004, cash and cash equivalents increased by $10,616,000, as net cash provided by operating activities and financing activities of $33,520,000 was more than the net cash used by investing activities of $22,904,000. Net cash provided by financing activities reflects a net increase in deposits of $58,591,000, and a net decrease in borrowings of $25,707,000. Net cash used in investing activities reflects a net increase in loans and leases of $8,445,000, and a net increase in investment securities of $13,600,000.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of March 31, 2004, the Bank’s credit limit with the FHLB was $125,109,000. The total of the Bank’s outstanding borrowings from the FHLB on that date was $70,000,000.

Capital Resources

During the three months ended March 31, 2004, shareholders equity increased $3,028,000 to $69,181,000, and book value per share increased $0.68 to $19.40. Shareholders’ equity was positively impacted during the first three months of the year as a result of net income of $1,894,000, an increase in the unrealized gain on available for sale securities (net of taxes) of $1,598,000, and stock option exercise proceeds of $246,000. Dividend payments of $748,000 reduced equity during the period.

On December 19, 2003, the Company formed a wholly owned subsidiary, Alliance Financial Capital Trust I (“AFCT”), a Delaware business trust. AFCT issued $10,000,000 of 30-year floating rate Company-obligated pooled capital securities that qualify as Tier I capital of the Company under current Federal Reserve guidelines.

In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) Consolidation of Variable Interest Entities, the Company does not consolidate the assets and liabilities or income and expense of AFCT (a Variable Interest Entity) with the Company’s financial statements. The Federal Reserve Board is currently evaluating whether the inability to consolidate AFCT with the Company will affect the qualification of the capital securities as Tier I capital. If in the future it is determined that the capital securities can no longer qualify as Tier I capital, the effect of such a change would not have a material impact on the Company’s capital ratios.

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

As of December 31, 2002, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. Management believes, as of March 31, 2004, that the Company and its subsidiary Bank met all capital adequacy requirements to which they were subject to.

The following table compares the Company’s actual capital amounts and ratios to those needed to qualify for the “well capitalized” category, which is the highest capital category as defined in the regulations.

	(Dollars in thousands)
	Actual		To be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio

As of March 31, 2004
Total Capital (to Risk-Weighted Assets)	$79,919	15.78%	$50,647	>10.00%
Tier I Capital (to Risk-Weighted Assets)	74,026	14.62%	30,388	>6.00%
Tier I Capital (to Average Assets)	74,026	8.76%	42,251	>5.00%
As of December 31, 2003
Total Capital (to Risk-Weighted Assets)	$78,665	15.93%	$49,349	>10.00%
Tier I Capital (to Risk-Weighted Assets)	72,596	14.70%	29,609	>6.00%
Tier I Capital (to Average Assets)	72,596	8.92%	40,675	>5.00%

-17-

Application of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgements that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgements are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgements and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other third-party sources, when available. When third party information is not available, valuation adjustments are estimated in good faith by management.

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the 2003 Annual Report on Form 10-K/A (“the Consolidated Financial Statements”). These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan and lease losses and accrued income taxes to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

The allowance for loan and lease losses represents management’s estimate of probable loan and lease losses inherent in the loan and lease portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. Note C to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q describes the methodology used to determine the allowance for loan and lease losses, and a discussion of the factors driving changes in the amount of the allowance for loan and lease losses is included in this report.

The Company estimates its tax expense based on the amount it expects to owe the respective tax authorities. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position. If the final resolution of taxes payable differs from the Company’s estimates due to regulatory determination or legislative or judicial actions or any other reason, adjustments to tax expense may be required.

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

Earnings Simulation Modeling

Net interest income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening of the yield curve would result in increased earnings as investment margins widen. The model requires management to make assumptions about how the Bank’s balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Bank’s own loans. Non-contractual deposit growth rates and pricing are modeled on historical patterns. Interest rates of the various assets and liabilities on the balance sheet are assumed to change proportionally, based on their historic relationship to short-term rates. The Bank’s guidelines for risk management call for preventative measures to be taken if the simulation modeling demonstrates that an instantaneous 2% increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 15% when compared to the stable rate scenario. The low level of short-term interest rates since the beginning of 2003, necessitated a modification of the standard 2% rate change scenario, to an instantaneous decrease of 1% scenario over the next twelve months with an adverse effect no greater than 7.5%. At March 31, 2004, based on the results of the Bank’s simulation model, and assuming that management does not take action to alter the outcome, the Bank would expect net interest income to decrease 11.1% if short term interest rates increase by 2%, and to increase 3.7% if short term interest rates decline by 1%.

Net Present Value Estimation

The Net Present Value of Equity (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of the asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The Bank’s NPV analysis models both an instantaneous 2% increasing and 2% decreasing interest rate scenario comparing the NPV in each scenario to the NPV in the current rate scenario. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. The NPV measure assumes a static balance sheet versus the growth assumptions that are incorporated into the earnings simulation measure, and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation model. As with earnings simulation modeling, assumptions about the timing and the variability of balance sheet cash flows are critical in NPV analysis. Particularly important are assumptions driving mortgage prepayments in both the loan and investment portfolios, and changes in the noncontractual deposit portfolios. These assumptions are applied consistently in both models. Based on the March 31, 2004 NPV estimation, a 2% instantaneous increase in interest rates was estimated to decrease NPV by 9%. NPV was estimated to increase by 0.5% if rates immediately declined by 1%. Policy guidelines limit the amount of the estimated increase/decline to 25% in a 2% rate change scenario, and 12.5% in a 1% rate change scenario. As with the earnings simulation modeling, due to the low level of interest rates since the beginning of 2003, the Bank modified its standard decreasing rate scenario to a 1% rate decline at year end.

Item 4.	Controls and Procedures

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of March 31, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures as of March 31, 2004 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Not applicable.

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities. On December 17, 2002, the Company’s Board of Directors authorized the repurchase of up to 100,000 shares, or approximately 3%, of the Company’s outstanding common stock during the period from January 18, 2003 through January 17, 2004. During the authorization period, the Company repurchased 1,176 shares. There were no shares repurchased during the quarter covered by this report.

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

-21-

(1)

Incorporated herein by reference to the exhibit with the same number to the Registration Statement on Form S-4 (Registration No. 333-62623) of the Company previously filed with the Securities and Exchange Commission on August 31, 1998, as amended.

(2)	Filed herewith.

b)	Reports on Form 8-K

On January 23, 2004 the Company furnished a Current Report on Form 8-K regarding the announcement of the Company’s earnings for 2003.

On January 7, 2004 the Company filed a Current Report on Form 8-K announcing that the Company completed the private sale of $10 million aggregate liquidation amount of floating rate trust preferred securities by its wholly owned subsidiary Alliance Financial Capital Trust I.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE FINANCIAL CORPORATION

DATE May 6, 2004	/s/ Jack H. Webb
Jack H. Webb, Chairman of the Board, President and Chief Executive Officer

DATE May 6, 2004	/s/ David P. Kershaw
David P. Kershaw, Treasurer & Chief Financial Officer

-22-