Form 10-Q
period 2004-06-30
ALLIANCE FINANCIAL CORP /NY/
filed 2004-08-06
CIK 796317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission file number 0-15366

ALLIANCE FINANCIAL CORPORATION
(Exact name of Registrant as specified in its charter)

New York	16-1276885
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. #)

120 Madison Street, Syracuse, New York	13202
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s common stock on August 5, 2004: Common Stock, $1.00 Par Value – 3,566,963 shares.

2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ALLIANCE FINANCIAL CORPORATION
Consolidated Statements of Condition
(Dollars in Thousands)

	June 30, 2004	December 31, 2003

	(Unaudited)	(Unaudited)
ASSETS
Cash and due from banks	$22,003	$21,824
Federal funds sold	––	––

Total cash and cash equivalents	22,003	21,824
Held-to-maturity investment securities	5,793	6,756
Available-for-sale investment securities	301,912	299,031

Total investment securities (fair value $307,942 & $306,271, respectively)	307,705	305,787
Total loans and leases	503,231	477,071
Unearned income	(714)	(630)
Allowance for loan and lease losses	(6,060)	(6,069)

Net loans and leases	496,457	470,372

Bank premises, furniture, and equipment	11,460	10,410
Accrued interest receivable	4,075	4,017
Other assets	15,045	13,845

Total Assets	$856,745	$826,255

LIABILITIES
Non-interest-bearing deposits	$74,207	$56,085
Interest-bearing deposits	552,254	505,315

Total deposits	626,461	561,400
Borrowings	157,971	188,793
Accrued interest payable	1,369	1,244
Other liabilities	6,606	8,665

Total Liabilities	792,407	760,102

SHAREHOLDERS’ EQUITY
Preferred stock (par value $25.00) 1,000,000 shares authorized, none issued
Common stock (par value $1.00) 10,000,000 shares authorized 3,942,231 and 3,910,029 shares issued; 3,566,963 and 3,534,761 shares outstanding, respectively	3,942	3,910
Surplus	10,181	9,268
Unamortized value of restricted stock	(1,139)	(563)
Undivided profits	60,117	57,976
Accumulated other comprehensive income	(808)	3,517
Treasury stock, at cost; 375,268 shares and 375,268 shares, respectively	(7,955)	(7,955)

Total Shareholders’ Equity	64,338	66,153

Total Liabilities & Shareholders’ Equity	$856,745	$826,255

The accompanying notes are an integral part of the consolidated financial statements.

3

ALLIANCE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Interest Income:
Interest and fees on loans and leases	$6,955	$6,980	$13,874	$13,886
Interest on investment securities	3,107	3,022	6,191	6,545
Interest on federal funds sold	17	7	38	24

Total Interest Income	10,079	10,009	20,103	20,455

Interest Expense:
Interest on deposits	2,035	2,241	4,028	4,629
Interest on borrowings	950	1,115	1,993	2,242

Total Interest Expense	2,985	3,356	6,021	6,871

Net Interest Income	7,094	6,653	14,082	13,584

Provision for loan and lease losses	165	608	179	1,561

Net Interest Income After Provision for Loan and Lease Losses	6,929	6,045	13,903	12,023

Other Income	1,918	3,487	4,085	5,478

Total Operating Income	8,847	9,532	17,988	17,501

Other Expenses	6,526	5,657	13,143	11,326

Income Before Income Taxes	2,321	3,875	4,845	6,175

Provision for income taxes	577	1,094	1,207	1,704

Net Income	$1,744	$2,781	$3,638	$4,471

Net Income per Common Share – Basic	$.49	$.79	$1.02	$1.28

Net Income per Common Share – Diluted	$.48	$.77	$1.00	$1.26

The accompanying notes are an integral part of the consolidated financial statements.

4

ALLIANCE FINANCIAL CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2004
(Unaudited)
(Dollars in Thousands )

	Issued Common Shares	Common Stock	Surplus	Unamortized Value of Restricted Stock	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2003	3,910,029	$3,910	$9,268	$(563)	$57,976	$3,517	$(7,955)	$66,153

Comprehensive income
Net Income					3,638			3,638

Other comprehensive income, net of taxes:

Unrealized appreciation in available for sale securities, net of reclassification adjustment						(4,325)		(4,325)

Comprehensive income								(687)

Issuance of restricted stock	20,000	20	641	(661)				—

Amortization of restricted stock				85				85

Stock options exercised	12,202	12	272					284

Cash dividend, $.42 per share					(1,497)			(1,497)

Balance at June 30, 2004	3,942,231	$3,942	$10,181	$(1,139)	$60,117	$(808)	$(7,955)	$64,338

          The accompanying notes are an integral part of the financial statements.

5

ALLIANCE FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Thousands)

	Six Months Ended
	June 30,

	2004	2003

OPERATING ACTIVITIES
Net Income	$3,638	$4,471
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	179	1,561
Provision for depreciation	800	693
Decrease (increase) in surrender value of life insurance	67	(233)
Realized investment security gains	(405)	(866)
Realized gain on the sale of assets	(62)	—
(Accretion) amortization of investment security premiums and discounts, net	(201)	261
Proceeds from the sale of mortgage loans	4,278	12,338
Origination of loans held for sale	(4,230)	(12,236)
Gain on the sale of loans	(48)	(102)
Restricted stock expense	85	32
Gain on the sale of branch	—	(1,458)
Change in other assets and liabilities	(29)	700

Net Cash Provided by Operating Activities	4,072	5,161

INVESTMENT ACTIVITIES
Proceeds from maturities, redemptions, calls and principal repayments of investment securities, available-for-sale	41,957	35,631
Proceeds from maturities, redemptions, calls and principal repayments of investment securities, held-to-maturity	1,918	1,220
Purchase of investment securities, available-for-sale	(58,371)	(69,929)
Purchase of investment securities, held-to-maturity	(955)	(1,363)
Proceeds from the sale of investment securities	6,930	58,099
Net increase in loans and leases	(26,264)	(28,478)
Purchase of premises and equipment	(1,950)	(675)
Proceeds from the sale of premises and equipment	162	213
Net cash used in sale of branch	—	(10,566)

Net Cash Used by Investing Activities	(36,573)	(15,848)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW & savings accounts	38,249	28,911
Net increase (decrease) in time deposits	26,812	(19,886)
Net decrease in short-term borrowings	(20,822)	(10,003)
Net (decrease) increase in long-term borrowings	(10,000)	15,000
Proceeds from the exercise of stock options	284	1,262
Treasury stock purchased	—	(35)
Cash dividends	(1,843)	(1,421)

Net Cash Provided by Financing Activities	32,680	13,828
Increase (Decrease) in Cash and Cash Equivalents	179	(3,141)
Cash and cash equivalents at beginning of year	21,824	21,474

Cash and Cash Equivalents at End of Period	$22,003	$24,615

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$5,911	$6,986
Income taxes	275	1,390
Non-Cash Investing Activities:
Net unrealized loss on Available-for-sale securities	(7,209)	(38)
Non-Cash Financing Activities:
Dividend declared and unpaid	749	740

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

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months and six months ended June 30, 2004 and 2003.

B. Recent Accounting Pronouncements

Loan Commitments - On March 9, 2004 the Securities Exchange Commission issued Staff Accounting Bulletin (SAB) 105 “Application of Accounting Principles to Loan Commitments” stating that the fair value of loan commitments is to be accounted for as a derivative instrument under SFAS 133, but the valuation of such commitment should not consider expected future cash flows related to service of the future loan.  The Company has historically not included the change in value of expected future cash flows related to servicing in the valuation of its loan commitments and therefore the application of SAB 105 has no impact.

C. Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and six months ended June 30, 2004 and 2003, using 3,566,109 and 3,513,505 weighted average common shares outstanding for the three months ended, and 3,561,387 and 3,490,644 weighted average common shares outstanding for the six months ended, respectively. Diluted earnings per share gives effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. Weighted average shares outstanding for the three months and six months ended June 30, 2004 and 2003, adjusted for the effect of the assumed exercise of stock options, were 3,628,591 and 3,604,166 for the three months ended and 3,637,898 and 3,546,888 for the six months ended, respectively.  There were no antidilutive shares as of June 30, 2004.

D. Allowance for Loan and Lease Losses

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

E. Stock Based Compensation

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

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended, had been applied to the Company’s stock-based compensation plan:

	For Quarter Ended		For Year Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net Income (in thousands)
As reported	$1,744	$2,781	$3,638	$4,471
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax effect	(7)	(280)	(14)	(560)

Pro forma net income	$1,737	$2,501	$3,624	$3,911

Pro forma net income per share:
Basic - as reported	$0.49	$0.79	$1.02	$1.28
Basic - pro forma	0.49	0.71	1.02	1.12
Diluted - as reported	0.48	0.77	1.00	1.26
Diluted - pro forma	0.48	0.69	1.00	1.10

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

F. Post-Retirement Benefits

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

The components of the plan’s net periodic cost for the periods indicated are as follows:

	For Quarter Ended		For Year Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

	(Dollars in thousands )
Service cost	$33	$29	$66	$58
Interest cost	77	78	154	156
Amortization of unrecognized prior service cost	8	7	16	14
Amortization of the net (gain) loss	17	16	34	32

Net periodic benefit cost	$135	$130	$270	$260

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

The following discussion presents material changes in the Company’s results of operations and financial condition during the three and six months ended June 30, 2004, which are not otherwise apparent from the consolidated financial statements included in this report.

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

Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

Earnings Summary and Executive Overview

Net income was $1,744,000, or $0.48 per diluted share, for the second quarter of 2004 compared with $2,781,000, or $0.77, per diluted share, for the same period in 2003.   Net income declined $1,037,000, or 37.3%, while diluted earnings per share were down $0.29, or 37.7% for the comparable periods.   The return on average assets and return on average shareholder’s equity were 0.81% and 10.48%, respectively, for the three months ended June 30, 2004, compared with 1.43% and 17.06%, respectively, for the second quarter of 2003.  The significant decline in earnings and the earnings ratios reflects the inclusion in the 2003 second quarter net income of $950,000, reflecting the after-tax net premium received by the Bank from the sale of its Whitney Point branch.  Excluding the premium received from the 2003 second quarter net income, net income for this year’s second quarter, by comparison, declined $87,000, or 4.8%.  The 2004 second quarter was highlighted by strong growth in commercial and retail deposits, with particularly strong results in the Onondaga County market where two new full service branches were opened during the first quarter of this year.  The Bank’s loan portfolio increased at an annualized rate of nearly 15%, while at the same time it reported net loans charged off as a percentage of average loans at 0.00% rate for the quarter.  The 4.8% earnings decline in large part reflected increased overhead expense associated with the Bank’s 2004 branch expansion program.

For the six months ended June 30, 2004, net income was $3,638,000, or $1.00 per diluted share, compared to $4,471,000, or $1.26 per diluted share, for the same period in 2003.  The $833,000 decline in net income in the first half of 2004 is down 18.6% over the same period in the previous year, while the earnings per share decline of $0.26 represents a 20.6% decline over the comparable period. The return on average assets fell to 0.85% from 1.15%, while the return on average shareholders’ equity fell to 10.84% from 13.91%, when comparing the six months ended June 30, 2004 to the comparable period in 2003. Excluding the premium associated with the 2003 branch sale, net income for the first half of 2004 rose $117,000, or 3.3%, and diluted earnings per share were up 1% over the same period in the prior year.

Analysis of Net Interest Income and the Net Interest Margin

For the three months ended June 30, 2004 compared with the three months ended June 30, 2003, net interest income increased $441,000, or 6.6%, to $7,094,000.  The increase resulted as an $87,194,000, or 12.1%, increase in average earning assets generated additional income that more than offset the negative impact of a net interest margin that declined 19 basis points, from 3.89% for the quarter ended June 30, 2003 to 3.70% for the quarter ended June 30, 2004.  The increase in average earning assets was primarily the result of loan portfolio growth that was up nearly 14% over the past twelve months.  The decline in the net interest margin for the comparable periods primarily resulted as fixed rate assets, that matured or were prepaid at accelerated rates, were replaced by assets with lower and more competitively priced market interest rates.  Average earning asset yields declined to a greater degree than the Bank’s ability to reduce the costs of interest-bearing liabilities.

Total interest income for the quarter ended June 30, 2004 increased $70,000, or 0.7%, compared with that reported for the quarter ended June 30, 2003, as a result of a higher level of earning assets. Investment income, which increased $85,000, or 2.8%, for the comparable periods, increased as a result of a $22,643,000, or 7.9% increase in average investments for the comparable periods.  The average tax-equivalent yield on the portfolio declined by 19 basis points for the comparable periods reflecting lower yields on new portfolio investments over the past twelve months.  Loan and lease income declined $25,000, or 0.4%, for the linked periods, as declining revenues from lower loan and lease yields negatively impacted revenue to a greater degree than the positive impact from the growth in the size of the loan and lease portfolio. Average loan and lease yields declined 81 basis points with lower yields on indirect auto, residential mortgage, and home equity-dominated consumer loan categories most responsible for the overall yield decline.  Average net loans and leases increased $60,198,000, or 13.9%, for the comparable periods, with a 40.5% growth rate reported in indirect auto loans and nearly 10% growth rates in the single family residential mortgage and commercial loan and lease categories. The change in the overall mix of average loans over the past twelve months reflected an increase of 4.2% in the percentage of indirect auto loans to total loans, with slight declines in the percentages of all other loan categories.

Total interest expense declined $371,000, or 11.1%, to $2,985,000 for the quarter ended June 30, 2004 when compared with the same period in 2003, as lower market interest rates positively impacted the average rate paid on interest-bearing liabilities, reducing it by 42 basis points. The decline in the average rate paid on interest-bearing liabilities, by far offset increased costs associated with a $74,841,000, or 11.6%, increase in average interest-bearing liabilities.  Deposit expense declined $206,000, or 9.2%, primarily due to a decline of 36 basis points in the average rate paid on interest-bearing deposits. The lower average rate paid reflected lower rates paid on all categories of deposits, with the greatest impact resulting from a 56-basis point reduction in the time deposit category.  For the comparable periods, average interest-bearing deposits increased $66,253,000, or 13.4%, with the majority of the growth in public fund, business, and personal money market balances. For the comparable periods, there was a slight change in the average deposit mix, as average savings and money market balances increased 3.9%, to 39.1% of total average deposits, while average interest bearing demand deposits as a percentage of total average deposits declined 1.7% to 13.1%, and average time deposits as a percentage of total average deposits declined 2.2% to 37.5%. Average non interest-bearing demand deposits increased $7,645,000, or 13.4%, for the comparable periods, and were 10.3% of total average deposits for both periods.

Interest expense on borrowings for the comparable periods declined $165,000, or 14.8%, as the average rate paid on borrowings was lower by 59 basis points, while average borrowings increased $8,588,000, or 5.8%.  The increase in average borrowings was attributable to the Company’s 2003 fourth quarter issuance of $10,310,000 in 30-year LIBOR-based floating rate junior subordinated debentures.  The Company borrowed the proceeds of the capital securities from its wholly owned subsidiary, Alliance Financial Capital Trust I, which had issued $10,000,000 in similar term Company-obligated pooled capital securities.  The capital securities held by the trust qualify as Tier I capital for the Company under Federal Reserve guidelines.

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

For the three months ended June 30,	2004			2003

(Dollars in thousands)	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid

Assets:
Interest earning assets:
Federal Funds Sold	$6,555	$17	1.04%	$2,202	$7	1.27%
Taxable investment securities	$237,076	$2,323	3.92%	$225,427	$2,308	4.10%
Nontaxable investment securities	$73,705	$1,188	6.45%	$62,711	$1,082	6.90%
Real Estate Loans	$172,191	$2,692	6.25%	$157,466	$2,750	6.99%
Commercial Loans & Leases (net of unearned income)	$152,185	$2,197	5.77%	$139,422	$2,166	6.21%
Indirect Loans	$108,733	$1,266	4.66%	$77,409	$1,177	6.08%
Consumer Loans	$59,305	$801	5.40%	$57,919	$887	6.13%

Total interest-earning assets	809,750	10,484	5.18%	722,556	10,377	5.74%

Noninterest earning assets:
Other assets	51,131			48,977
Less: Allowance for loan losses	(6,002)			(5,760)
Net unrealized gains/(losses) on available-for-sale portfolio	3,246			9,617

Total	$858,125			$775,390

Liabilities and Shareholders’ Equity:
Interest bearing assets:
Demand deposits	$81,845	$56	0.27%	$81,861	$65	0.32%
Savings and money market deposits	$245,009	$566	0.92%	$194,376	$550	1.13%
Time deposits	$234,659	$1,414	2.41%	$219,023	$1,626	2.97%
Borrowings	$157,359	$949	2.41%	$148,771	$1,115	3.00%

Total interest bearing liabilities	718,872	2,985	1.66%	644,031	3,356	2.08%

Noninterest bearing liabilities:
Demand deposits	64,627			56,982
Other liabilities	8,048			9,168
Shareholders’ equity	66,578			65,209

Total	$858,125			$775,390

Net interest earnings (FTE)		$7,499			$7,021

Net yield on interest-earning assets			3.70%			3.89%

Net interest spread			3.52%			3.67%

Federal tax exemption on non-taxable investment securities included in interest income		$405			$368

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

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,

	2004 COMPARED TO 2003 INCREASE (DECREASE) DUE TO			2004 COMPARED TO 2003 INCREASE (DECREASE) DUE TO

	VOLUME	RATE	NET CHG	VOLUME	RATE	NET CHG

(Dollars in thousands)
Interest earned on:
Federal funds sold	$35	$(25)	$10	$37	$(23)	$14
Taxable investment securities	445	(430)	15	329	(806)	(477)
Nontaxable investment securities	575	(469)	106	577	(391)	186
Real estate loans	1,062	(1,120)	(58)	1,199	(1,292)	(93)
Commercial loans and leases (net of unearned discount)	719	(688)	31	757	(673)	84
Indirect loans	1,548	(1,459)	89	1,597	(1,406)	191
Consumer loans	209	(295)	(86)	169	(363)	(194)

Total interest-earning assets	$4,593	$(4,486)	$107	$4,665	$(4,954)	$(289)

Interest paid on:
Interest-bearing demand deposits	$13	$(22)	$(9)	$13	$(33)	$(20)
Savings and money market deposits	497	(481)	16	420	(471)	(51)
Time deposits	739	(951)	(212)	452	(982)	(530)
Borrowings	481	(647)	(166)	661	(910)	(249)

Total interest-bearing liabilities	$1,730	$(2,101)	$(371)	$1,546	$(2,396)	$(850)

Net interest earnings (FTE)	$2,863	$(2,385)	$478	$3,119	$(2,558)	$561

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

For the six months ended June 30,	2004			2003

(Dollars in thousands)	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid

Assets:
Interest earning assets:
Federal Funds Sold	$7,629	$38	1.00%	$3,780	$24	1.27%
Taxable investment securities	$235,516	$4,645	3.94%	$233,348	$5,122	4.39%
Nontaxable investment securities	$72,586	$2,342	6.45%	$62,530	$2,156	6.90%
Real Estate Loans	$172,533	$5,382	6.24%	$155,205	$5,475	7.06%
Commercial Loans & Leases (net of unearned income)	$150,156	$4,341	5.78%	$136,848	$4,257	6.22%
Indirect Loans	$104,332	$2,543	4.87%	$74,173	$2,352	6.34%
Consumer Loans	$58,999	$1,608	5.45%	$57,771	$1,802	6.24%

Total interest-earning assets	801,751	20,899	5.21%	723,655	21,188	5.86%

Noninterest earning assets:
Other assets	50,753			48,866
Less: Allowance for loan losses	(6,091)			(5,474)
Net unrealized gains/(losses) on available-for-sale portfolio	5,159			10,179

Total	$851,572			$777,226

Liabilities and Shareholders’ Equity:
Interest bearing assets:
Demand deposits	$83,241	$112	0.27%	$82,135	$132	0.32%
Saving deposits	$231,474	$1,028	0.89%	$192,158	$1,079	1.12%
Time deposits	$232,655	$2,888	2.48%	$225,863	$3,418	3.03%
Short-term borrowings	$166,375	$1,993	2.40%	$146,696	$2,242	3.06%

Total interest bearing liabilities	713,745	6,021	1.69%	646,852	6,871	2.12%

Noninterest bearing liabilities:
Demand deposits	62,241			56,748
Other liabilities	8,449			9,359
Shareholders’ equity	67,137			64,267

Total	$851,572			$777,226

Net interest earnings (FTE)		$14,878			$14,317

Net yield on interest-earning assets			3.71%			3.96%

Net interest spread			3.53%			3.74%

Federal tax exemption on non-taxable investment securities included in interest income		$796			$733

For the six months ended June 30, 2004 compared with the six months ended June 30, 2003, net interest income increased $498,000, or 3.7%, to $14,082,000.  The increase resulted from a $78,096,000, or 10.8%, increase in average earning assets that more than offset a 25-basis point decline in the net interest margin.  Average earning assets for the comparable six-month periods primarily increased as a result of an increase of $62,023,000, or 14.6%, in average loans.  The decline in the margin is primarily due to lower market interest rates in 2004 impacting loan and investment yields more rapidly than the cost of interest bearing liabilities.  Average earning asset yields for the comparable periods declined 65 basis points while the average cost of interest bearing liabilities declined 43 basis points.

Total interest income declined $352,000, or 1.7%, for the six months ended June 30, 2004 compared with the same period a year ago.  A decline in investment income of $354,000, or 5.4%, was the reason for the decline in interest income, as loan interest income was comparable with that reported during the six months ended June 30, 2003. The decline in investment income was attributable to a decline of 38 basis points in the average yield on the portfolio for the comparable periods, impacted most significantly by lower yields on mortgage-backed securities. Average investments increased $12,224,000, or 4.1%, for the comparable six-month periods. Loan interest income declined $12,000, or 0.1%, for the six-month period ending June 30, 2004 compared to the same period last year, as the negative impact from an 84-basis point decline in the average yield on loans was all but offset by the positive impact resulting from the increase in average loans.

Interest expense declined $850,000, or 12.4%, for the six months ended June 30, 2004 compared with the six months ended June 30, 2003.  The lower interest expense was most significantly the result of lower rates paid on both deposits and borrowings.  Deposit expense for the comparable periods declined $601,000, or 13%, primarily the result of a decline of 38 basis points in the average rate paid on interest bearing deposits.  Average interest bearing deposits increased $47,214,000, or 9.4%, for the comparable six-month periods.  Interest expense on borrowings declined $249,000, or 11.1%, primarily due to a 66-basis point reduction in the average rate paid for borrowings.  Average borrowings increased $19,679,000, or 13.4%, for the comparable periods.

Analysis of the Provision and Allowance for Loan and Lease Losses

The Bank’s 2004 second quarter evaluation of the adequacy of the allowance for loan and lease losses continued to report positive loan quality indicators consistent with the 2004 first quarter report.  The Bank reported that its ratio of annualized net loans and leases charged off to average portfolio loans and leases for the second quarter of 2004 was 0.00% compared with a ratio of 0.29% for the 2003 second quarter and 0.16% in this year’s first quarter.  The improvement in the loan loss rate reflects a 2004 second quarter in which there was a net recovery on commercial loans, no losses on residential mortgage loans, and indirect auto loan losses at an annualized rate equal to 8 basis points of average indirect loans.  By comparison, the annualized loss rate on indirect auto loans was 42 basis points during the first quarter of 2004 and averaged 72 basis points for the year 2003.  Total loan delinquency, defined as loans and leases 30 days or more past due and nonaccruing, was 1.45% of total loans and leases outstanding as of June 30, 2004, down from 2.07% a year earlier, but up slightly from 1.32% at the end of this year’s first quarter.  Year over year improvement in delinquency was most significant in the commercial loan and indirect auto loan categories.  The ratio of non-performing loans to total loans at June 30, 2004 was 0.82% compared with 1.22% at June 30, 2003, improving 32.8% over the past twelve months.  The level of non-performing loans continues to be significantly impacted by one commercial relationship that has been defined as non-performing since the first quarter of 2003.  This relationship represented 85.9% of the non-performing loan total as of June 30, 2004.  This relationship is the subject of active collection litigation seeking to achieve the sale of the collateral supporting the loans in the relationship within a reasonable time frame.  A substantial percentage of the loans are subject to cross collateralization through the existing guarantee structure.  The Bank, however, does not have exclusive control over the timing of the sale of the collateral.  During the 2004 second quarter, principal payments in the amount of $271,000 were applied against the balance of this relationship.  Total loans on a nonaccrual basis declined $1,118,000, or 23.2%, when comparing the quarters ended June 30, 2004 and 2003, and were down $359,000, or 8.8% during the 2004 second quarter.

Loans rated as criticized by the Bank’s internal loan rating system increased 24.2% during the 2004 second quarter, reflecting an increase in the special mention category.  The ratio of criticized loans to the Company’s capital plus its allowance for loan losses was 21.2% during the 2004 second quarter, compared to 16.1% last quarter.  During the 2003 second quarter, the ratio of criticized loans to capital plus the allowance was 24.4%, and total criticized loans were14.9% higher than the current level.

The balance of the allowance for loan and lease losses at the end of the 2004 second quarter was equal to 1.20% of the period-end loans and leases outstanding compared to a rate of 1.35% a year earlier.  Reflecting the overall improvement in loan quality indicators, the provision for loan loss expense declined from $608,000 reported in the second quarter of 2003, to $165,000 for the quarter ended June 30, 2004.

The following tables present loan quality ratios for the periods indicated and a summary of the changes in the allowance for loan and lease losses arising from loans charged off and recoveries on loans previously charged off and additions to the allowance, which have been charged to expense for the periods indicated.

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Net Loans and Leases Charged-off to Average Loans and Leases, Annualized	0.00%	0.29%	0.08%	0.28%
Provision for Loan and Lease Losses to Average Loans and Leases, Annualized	0.13%	0.56%	0.07%	0.74%
Provision for Loan and Lease Losses to Net Loans and Leases Charged-off	N/A	192.41%	95.21%	259.30%
Allowance for Loan and Lease Losses to Period-end Loans and Leases	1.20%	1.35%	1.20%	1.35%
Allowance for Loan and Lease Losses to Nonperforming Loans and Leases	147.07%	111.28%	147.07%	111.28%
Allowance for Loan and Lease Losses to Net Loans and Leases Charged-off, Annualized	N/A	472.94%	1611.70%	496.51%
Nonperforming Loans and Leases to Period-end Loans and Leases	0.82%	1.22%	0.82%	1.22%
Nonperforming Assets to Period-end Assets	0.49%	0.70%	0.49%	0.70%

	(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Allowance for Loan and Lease Losses, Beginning of Period	$5,893	$5,686	$6,069	$5,019

Loans and Leases Charged-off	(130)	(393)	(438)	(780)
Recoveries of Loans and Leases Previously Charged-off	132	77	250	178

Net Loans and Leases Recovered (Charged-off)	2	(316)	(188)	(602)

Provision for Loan and Lease Losses	165	608	179	1,561

Allowance for Loan and Lease Losses, End of Period	$6,060	$5,978	$6,060	$5,978

When comparing the six months ended June 30, 2004 with the same period in 2003, net loans charged off declined $414,000, or 68.8%. The improvement in the ratio of net charge-offs to average loans was primarily the result of a net recovery on commercial loans in the six month period ended June 30, 2004, and a 70% improvement in the loss rate on indirect auto loans for the comparable periods.   Reflecting the overall improvement in loan quality indicators, the provision for loan loss expense declined $1,382,000 for the comparable six-month periods.

Noninterest Income

The following table sets forth certain information on noninterest income for the periods indicated:

	(Dollars in thousands)

	Three Months ended June 30,				Six Months ended June 30,

	2004	2003	Change		2004	2003	Change

Service charges on deposit accounts	$779	$662	$117	17.67%	$1,518	$1,244	$274	22.03%
Trust and brokerage services	472	385	87	22.60%	881	675	206	30.52%
Bank owned life insurance	105	116	(11)	-9.48%	399	233	166	71.24%
Gain on the sale of loans	20	81	(61)	-75.31%	89	279	(190)	-68.10%
Other operating income	348	343	5	1.46%	731	774	(43)	-5.56%

Core noninterest income	$1,724	$1,587	$137	8.63%	$3,618	$3,205	$413	12.89%
Net premium on sale of branch	—	$1,407	(1,407)	0.00%	—	1,407	(1,407)	0.00%
Investment securities gains	132	498	(366)	-73.49%	405	866	(461)	-53.23%
Gain/(loss) on disposal of assets	62	(5)	67	0.00%	62	—	62	0.00%

Total noninterest income	$1,918	$3,487	$(1,569)	-45.00%	$4,085	$5,478	$(1,393)	-25.43%

Total noninterest income for both the three and six months ended June 30, 2004 compared with the three and six months ended June 30, 2003 declined as a result of the sale of the Bank’s Whitney Point branch, and the premium received on the deposits, which were included as a part of the second quarter 2003 sale.  The sale of the Bank’s only branch located in Broome County was consistent with the Bank’s strategic plan to focus its branch expansion in the Onondaga County market that offers more attractive opportunities for future growth.  Excluding the branch sale, total noninterest income for the comparable three month periods declined $162,000, or 7.8%, a result of lower security gains realized in the 2004 second quarter, while total noninterest income for the six-month periods was comparable.

Core non-interest income for the three and six months ended June 30, 2004 increased $137,000, or 8.6%, and $413,000, or 12.9%, when compared with the three and six months ended June 30, 2003, respectively.  Service charge income was up for the comparable periods as overdraft fee income increased as a result of the Bank’s consumer overdraft protection program that was launched in June 2003.  Income from trust and brokerage services was positively impacted by an increase in both the book and market value of trust assets under administration, as well as revenues from the Bank’s retail brokerage program commenced in the second half of 2003.  The increase in bank-owned life insurance income for the six-months ended June 30, 2004 reflected an increase in cash value as well as receipt of death benefits.  A decline in the volume of mortgage loans sold for the comparable three and six-month periods reduced gains on loan sales, while other operating income was comparable for the respective periods.

Noninterest Expense

The following table sets forth certain information on non-interest expense for the periods indicated:

	(Dollars in thousands)

	Three Months ended June 30,				Six Months ended June 30,

	2004	2003	Change		2004	2003	Change

Salaries, wages, and employee benefits	$3,789	$3,183	$606	19.04%	$7,489	$6,425	$1,064	16.56%
Building, occupancy, and equipment	1,096	929	167	17.98%	2,157	1,855	302	16.28%
Other operating expense	1,641	1,545	96	6.21%	3,497	3,046	451	14.81%

Total noninterest expense	$6,526	$5,657	869	15.36%	$13,143	$11,326	1,817	16.04%

The increase in total noninterest expense for the three and six months ended June 30, 2004 compared with the prior year periods reflected a rise in overhead costs associated with supporting the Bank’s annual growth rates of 14% in its loan and lease portfolio and 15% in deposits, its expanding retail branch network, and the development of other corporate strategic initiatives.  Salary and employee benefit expense rose for both the three and six month periods as a result of costs associated with staffing the two new branches that opened in the first quarter of 2004, a retail brokerage department that opened in the 2003 fourth quarter, an increase in staff in the risk management area, and staffing to support strategic corporate initiatives. The increase in 2004 salary and benefits expense also reflected 3.5% year-over-year salary adjustments, and a 50% increase in the costs associated with the Company’s self-insured medical plan.  An increase in building, occupancy and equipment expense for the comparable periods reflected higher lease, building maintenance, and equipment expense, related primarily to the new branches.  The increase in other operating expense for the comparable three and six-month periods was impacted by higher marketing expense that promoted the new branch openings and bank-wide product offerings during the first half of 2004.  The increase in other expense for the comparable periods also related to costs associated with sales and training programs, increased stationary and supplies costs, as well as increased audit expense.  Other expense, that was up 23.6% when comparing the 2004 and 2003 first quarters, was up 6.2% when comparing the 2004 and 2003 second quarters.  Other expense declined $215,000, or 11.6%, in the 2004 second quarter compared to the 2004 first quarter.

Income taxes

The Company’s effective tax rate declined from 28.2% for the three months ended June 30, 2003 to 24.9%, for the three months ended June 30, 2004.  The lower tax rate was attributable to a decline in pre-tax income  and increased tax-exempt income from both investment securities and life insurance as a percentage of total income in the current quarter compared to the 2003 second quarter.

ANALYSIS OF FINANCIAL CONDITION

Total assets increased $30,490,000, or 3.7%, from $826,255,000 at December 31, 2003 to $856,745,000 at June 30, 2004.  For the six months ended June 30, 2004, total loans and leases increased $26,160,000, or 5.5%, to $503,231,000.   Significant growth occurred during the first six months of 2004 in the indirect auto and commercial loan and lease portfolios. During the first half of 2004, indirect auto loans increased $16,747,000, or 17.2%, and commercial loans and leases were up $7,274,000, or 4.9%.  Residential mortgage loan originations increased during the second quarter of 2004 compared to the seasonally slower first quarter of the year.  Originations were $13,650,000 for the quarter ended June 30, 2004 compared with $5,750,000 for the quarter ended March 31, 2004.  During the first half of 2004, the Bank’s residential mortgage loan portfolio increased $951,000, or 0.5% as the Bank reduced its primarily fixed rate, residential mortgage loans as a percentage of the total loan portfolio.  The Bank sold $4,230,000 of its originated mortgage loans during the first half of 2004 increasing its servicing portfolio during the period by $700,000, to $42,834,000.  Consumer loans increased $1,188,000, or 2%, during the six months ended June 30, 2004, with growth occurring in the home equity line of credit product.

The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated:

	(Dollars in thousands)

	June 30, 2004		December 31, 2003		June 30, 2003

	Amount	Percent	Amount	Percent	Amount	Percent

Commercial loans & leases	$154,416	30.7%	$147,142	30.8%	$141,592	32.1%
Real estate mortgage	174,914	34.8%	173,963	36.5%	160,597	36.4%
Indirect Auto	113,910	22.6%	97,163	20.4%	81,963	18.6%
Consumer	59,991	11.9%	58,803	12.3%	57,064	12.9%

Gross Loans & Leases	503,231	100.0%	477,071	100.0%	441,216	100.0%

The investment portfolio as of June 30, 2004 in the amount of $307,705,000, increased $1,918,000, or 0.6%, since December 31, 2003. At June 30, 2004, the investment portfolio included a $1,346,000 unrealized loss.

The following table sets forth the amortized cost and market value for the Company’s held-to-maturity investment securities portfolio:

	June 30, 2004		December 31, 2003		June 30, 2003

	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

	(Dollars in thousands)

Obligations of states and political subdivisions	$5,793	$6,030	$6,756	$7,240	$6,331	$7,292

Total	$5,793	$6,030	$6,756	$7,240	$6,331	$7,292

The following table sets forth the amortized cost and market value for the Company’s available-for-sale investment securities portfolio:

	June 30, 2004		December 31, 2003		June 30, 2003

	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

	(Dollars in thousands)

U.S. Treasury and other
U.S. government agencies	$115,069	$113,853	$115,494	$117,385	$97,078	$101,585
Mortgage-backed securities	109,103	107,201	103,598	103,577	114,194	115,262
Obligations of states and political subdivisions	69,330	71,128	64,281	68,287	57,580	62,819
Other securities	9,756	9,730	9,796	9,782	5,981	5,981

Total	$303,258	$301,912	$293,169	$299,031	$274,833	$285,647

Net unrealized gains/(losses) on available-for-sale securities	$(1,346)		$5,862		$10,814

Total Carrying Value	$301,912		$299,031		$285,647

For the six months ended June 30, 2004, deposits increased $65,061,000, or 11.6%, to $626,461,000. Since the end of the year, growth in personal deposits was up $35,786,000, or 11.5%, positively impacted by deposit accounts opened at the Bank’s two new Onondaga County branches.  Personal deposit growth was most significant in money market and time deposits.  Commercial deposits increased $16,217,000, or 18%, with strong growth in demand deposits.  During the period, public fund deposits were up $12,938,000, or 11.2%, with growth reflected in the time deposit category. The Bank reported no change in the level of brokered deposits during the six-month period.  As a result of the strong deposit growth, the Bank reduced total borrowings by $30,822,000, or 16.3% during the first half of 2004.  The Bank, however, reported an increase in its retail repurchase borrowing category during the period in the amount of $6,179,000, or 31%, as business customers increased usage of the product along with their deposit relationship to meet their cash management needs.

Liquidity

The Company’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, and to take advantage of market interest rate opportunities.  Funding loan and lease requests, providing for liability outflows, and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings.  Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee (“ALCO”) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  Management believes, as of June 30, 2004, that liquidity as measured by the Bank is in compliance with its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the six months ended June 30, 2004, cash and cash equivalents increased by $179,000, as net cash provided by operating activities and financing activities of $36,752,000 was more than the net cash used by investing activities of $36,573,000.  Net cash provided by financing activities reflects a net increase in deposits of $65,061,000, and a net decrease in borrowings of $30,822,000.  Net cash used in investing activities reflects a net increase in loans and leases of $26,264,000, and a net increase in investment securities of $8,521,000.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral.  As of June 30, 2004, the Bank’s credit limit with the FHLB was $147,411,000.  The total of the Bank’s outstanding borrowings from the FHLB on that date was $101,500,000.

Capital Resources

During the six months ended June 30, 2004, shareholders equity declined $1,815,000 to $64,338,000, and book value per share declined $0.68 to $18.04.  Shareholders’ equity was negatively impacted during the first six months of the year as a result of a decline in the unrealized gain on available for sale securities (net of taxes) of $4,325,000.  The decline was partially offset by net income of $3,638,000 and stock option exercise proceeds of $284,000. Dividend payments of $1,497,000 also reduced equity during the period.

On December 19, 2003, the Company formed a wholly owned subsidiary, Alliance Financial Capital Trust I (“AFCT”), a Delaware business trust.  AFCT issued $10,000,000 of 30-year floating rate Company-obligated pooled capital securities that qualify as Tier I capital of the Company under current Federal Reserve guidelines.

In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) Consolidation of Variable Interest Entities, the Company does not consolidate the assets and liabilities or income and expense of AFCT (a Variable Interest Entity) with the Company’s financial statements.  The Federal Reserve Board (FRB) is currently evaluating whether the inability to consolidate AFCT with the Company will affect the qualification of the capital securities as Tier I capital.  On May 6, 2004, the FRB released its Notice of Proposed Rulemaking regarding the regulatory capital treatment of trust preferred securities by bank holding companies.  The proposal permits bank holding companies to continue to treat trust preferred securities as Tier 1 capital up to the current 25% limit until March 31, 2007.  After March 31, 2007, the 25% limit will be calculated net of goodwill.  The FRB also proposed to subject trust preferred securities to new quantitative and qualitative standards after the three-year transition period.  Based on the proposal, the Company expects that its trust preferred securities will continue to qualify as Tier 1 capital.  If in the future it is determined that the capital securities can no longer qualify as Tier I capital, the effect of such a change as we understand it as of the date of this filing would not have a material impact on the Company’s capital ratios.

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

As of December 31, 2003, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below.  Management believes that, as of June 30, 2004, the Company and its subsidiary Bank met all capital adequacy requirements to which they were subject to.

The following table compares the Company’s actual capital amounts and ratios with those needed to qualify for the “well capitalized” category, which is the highest capital category as defined in the regulations.

	(Dollars in thousands)

	Actual		To be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio

As of June 30, 2004
Total Capital (to Risk-Weighted Assets)	$81,152	15.47%	$52,471	>=10.00%
Tier I Capital (to Risk-Weighted Assets)	75,092	14.31%	31,483	>=6.00%
Tier I Capital (to Average Assets)	75,092	8.75%	42,906	>=5.00%
As of December 31, 2003
Total Capital (to Risk-Weighted Assets)	$78,665	15.93%	$49,349	>=10.00%
Tier I Capital (to Risk-Weighted Assets)	72,596	14.70%	29,609	>=6.00%
Tier I Capital (to Average Assets)	72,596	8.92%	40,675	>=5.00%

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

Other Information

In December of 1998, the Oneida Indian Nation (“The Nation”) and the U.S. Justice Department filed a motion to amend a long-standing land claim against the State of New York to include a class of 20,000 unnamed defendants who own real property in Madison County and Oneida County. An additional motion sought to include the Company as a representative of a class of landowners. On September 25, 2000, the United States District Court of Northern New York denied the motion to include the landowners as a group, thus excluding the Company and many of its borrowers from the litigation. The State of New York, the County of Madison and the County of Oneida remain as defendants in the litigation.  This ruling may be appealed by The Nation, and does not prevent The Nation from suing landowners individually, in which case the litigation could involve assets of the Company. On August 3, 2001, the Justice Department moved to amend its complaint to drop landowners as defendants.  In February 2002, the State of New York, The Nation and the Counties of Madison and Oneida announced that they had reached a tentative agreement to settle the land claim. Among other things, this settlement would pay the three Oneida tribes $500,000,000 for their lost land. However, the proposed settlement required the approval of governments from county legislatures to the United States Congress. In October 2003, the media reported that the United States Department of Interior would not fund the $250,000,000 federal contribution contemplated by the proposed settlement, although it was willing to consider other alternatives to find funds for the settlement.  Even if such approvals are received, a final agreement is expected to be years away as the parties work out numerous details. Moreover, the other two Oneida tribes, from Wisconsin and Ontario, which did not participate in the settlement negotiations, have indicated that they do not intend to go along with the settlement. The Wisconsin tribe subsequently filed new lawsuits against individual landowners, and have publicly stated its intention to continue to file other new suits against landowners. Management believes that, ultimately, the State of New York will be held responsible for these claims and this matter will be settled without adversely impacting the Company.

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

Earnings Simulation Modeling

Net interest income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve.  In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening of the yield curve would result in increased earnings as investment margins widen.  The model requires management to make assumptions about how the Bank’s balance sheet is likely to evolve through time in different interest rate environments.  Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits.  Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Bank’s own loans.  Non-contractual deposit growth rates and pricing are modeled on historical patterns. Interest rates of the various assets and liabilities on the balance sheet are assumed to change proportionally, based on their historic relationship to short-term rates.  The Bank’s guidelines for risk management call for preventative measures to be taken if the simulation modeling demonstrates that an instantaneous 2% increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 15% when compared to the stable rate scenario.  The low level of short-term interest rates since the beginning of 2003, necessitated a modification of the standard 2% rate change scenario, to an instantaneous decrease of 1% scenario over the next twelve months with an adverse effect no greater than 7.5%.  At June 30, 2004, based on the results of the Bank’s simulation model, and assuming that management does not take action to alter the outcome, the Bank would expect net interest income to decrease 9.3% if short term interest rates increase by 2%, and to increase 4.3% if short term interest rates decline by 1%.

Net Present Value Estimation

The Net Present Value of Equity (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model.  The NPV of the balance sheet, at a point in time, is defined as the discounted present value of the asset cash flows minus the discounted value of liability cash flows.  Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The Bank’s NPV analysis models both an instantaneous 2% increasing and 2% decreasing interest rate scenario comparing the NPV in each scenario to the NPV in the current rate scenario.  The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet.  The NPV measure assumes a static balance sheet versus the growth assumptions that are incorporated into the earnings simulation measure, and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation model.  As with earnings simulation modeling, assumptions about the timing and the variability of balance sheet cash flows are critical in NPV analysis. Particularly important are assumptions driving mortgage prepayments in both the loan and investment portfolios, and changes in the noncontractual deposit portfolios.  These assumptions are applied consistently in both models. Based on the June 30, 2004 NPV estimation, a 2% instantaneous increase in interest rates was estimated to decrease NPV by 13.13%.  NPV was estimated to increase by 0.95% if rates immediately declined by 1%.  Policy guidelines limit the amount of the estimated increase/decline to 25% in a 2% rate change scenario, and 12.5% in a 1% rate change scenario. As with the earnings simulation modeling, due to the low level of interest rates since the beginning of 2003, the Bank modified its standard decreasing rate scenario to a 1% rate decline at year end.

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.  As of June 30, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that the Company’s disclosure controls and procedures as of June 30, 2004 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Not applicable.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Not applicable

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 11, 2004 (the “Meeting”).

At the Meeting, each of the following persons was elected as a Class III Director whose term will expire at the 2007 Annual Meeting of Shareholders:

VOTES	FOR	WITHHELD	NON-VOTES

MARY PAT ADAMS	2,794,071	46,944	724,198

PETER M. DUNN	2,810,660	30,356	724,197

SAMUEL J. LANZAFAME	2,783,396	57,620	724,197

JACK H. WEBB	2,807,513	33,502	724,198

Item 5.	Other Information
None.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits required by Item 601 of Regulation S-K:

Ex. No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Amended and Restated Bylaws of the Company(1)

10.18	Amendment dated May 4, 2004, to Employment Agreement dated April 1, 2003 by and among the Company, Alliance Bank, N.A. and John W. Wilson(2)

31.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of David P. Kershaw, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

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

(1)

Incorporated herein by reference to the exhibit with the same number to the Registration Statement on Form S-4 (Registration No. 333-62623) of the Company filed with the Securities and Exchange Commission on August 31, 1998.

(2)	Filed herewith.

b)	Reports on Form 8-K

On April 21, 2004 the Company furnished a Current Report on Form 8-K regarding the announcement of the Company’s earnings for the 2004 first quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE FINANCIAL CORPORATION

DATE	August 6, 2004	/s/ Jack H. Webb

Jack H. Webb, Chairman of the Board, President and Chief Executive Officer

DATE	August 6, 2004	/s/ David P. Kershaw

David P. Kershaw, Treasurer & Chief Financial Officer