Form 10-Q
period 2004-09-30
ALLIANCE FINANCIAL CORP /NY/
filed 2004-11-03
CIK 796317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
Yes |X|  No |_|

The number of shares outstanding of the Registrant’s common stock on November 1, 2004: Common Stock, $1.00 Par Value – 3,571,872 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIANCE FINANCIAL CORPORATION
Consolidated Statements of Condition
(Dollars in Thousands)

	September 30, 2004 (Unaudited)	December 31, 2003 (Unaudited)
ASSETS
Cash and due from banks	$25,022	$21,824
Federal funds sold	—	—

Total cash and cash equivalents	25,022	21,824
Held-to-maturity investment securities	5,571	6,756
Available-for-sale investment securities	319,516	299,031

Total investment securities (fair value
$325,859 & $306,271, respectively)	325,087	305,787
Total loans and leases	509,699	477,071
Unearned income	(991)	(630)
Allowance for loan and lease losses	(6,031)	(6,069)

Net loans and leases	502,677	470,372

Bank premises, furniture, and equipment	12,301	10,410
Accrued interest receivable	4,307	4,017
Other assets	14,631	13,845

Total Assets	$884,025	$826,255

LIABILITIES
Non-interest-bearing deposits	$77,904	$56,085
Interest-bearing deposits	564,026	505,315

Total deposits	641,930	561,400
Borrowings	162,727	188,793
Accrued interest payable	1,360	1,244
Other liabilities	9,049	8,665

Total Liabilities	815,066	760,102

SHAREHOLDERS’ EQUITY
Preferred stock (par value $25.00)
1,000,000 shares authorized, none issued
Common stock (par value $1.00)
10,000,000 shares authorized
3,942,231 and 3,910,029 shares issued;
3,566,963 and 3,534,761 shares
outstanding, respectively	3,942	3,910
Surplus	10,181	9,268
Unamortized value of restricted stock	(1,093)	(563)
Undivided profits	61,390	57,976
Accumulated other comprehensive income	2,494	3,517
Treasury stock, at cost; 375,268 shares
and 375,268 shares, respectively	(7,955)	(7,955)

Total Shareholders’ Equity	68,959	66,153

Total Liabilities & Shareholders’ Equity	$884,025	$826,255

The accompanying notes are an integral part of the consolidated financial statements.

3

ALLIANCE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest Income:
Interest and fees on loans and leases	$7,101	$7,046	$20,975	$20,932
Interest on investment securities	3,003	2,718	9,194	9,263
Interest on federal funds sold	4	3	42	27

Total Interest Income	10,108	9,767	30,211	30,222

Interest Expense:
Interest on deposits	2,223	1,951	6,251	6,580
Interest on borrowings	904	1,091	2,897	3,333

Total Interest Expense	3,127	3,042	9,148	9,913

Net Interest Income	6,981	6,725	21,063	20,309

Provision for loan and lease losses	140	404	319	1,965

Net Interest Income After Provision
for Loan and Lease Losses	6,841	6,321	20,744	18,344

Other Income	2,187	2,057	6,272	7,535

Total Operating Income	9,028	8,378	27,016	25,879

Other Expenses	6,512	5,894	19,655	17,220

Income Before Income Taxes	2,516	2,484	7,361	8,659

Provision for income taxes	494	645	1,701	2,349

Net Income	$2,022	$1,839	$5,660	$6,310

Net Income per Common Share – Basic	$.57	$.52	$1.59	$1.80

Net Income per Common Share – Diluted	$.56	$.51	$1.56	$1.78

The accompanying notes are an integral part of the consolidated financial statements.

4

ALLIANCE FINANCIAL CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2004
(Unaudited)
(Dollars in Thousands)

	Issued Common Shares	Common Stock	Surplus	Unamortized Value of Restricted Stock	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2003	3,910,029	$ 3,910	$ 9,268	($563)	$57,976	$ 3,517	($7,955)	$66,153

Comprehensive income
Net Income					5,660			5,660

Other comprehensive income, net of taxes:

Unrealized appreciation in
available for sale securities, net of
reclassification adjustment						(1,023)		(1,023)

Comprehensive income								4,637

Issuance of restricted stock	20,000	20	641	(661)				—

Amortization of restricted stock				131				131

Stock options exercised	12,202	12	272					284

Cash dividend, $.63 per share					(2,246)			(2,246)

Balance at September 30, 2004	3,942,231	$ 3,942	$ 10,181	($1,093)	$61,390	2,494	($7,955)	$68,959

The accompanying notes are an integral part of the financial statements.

ALLIANCE FINANCIAL CORPORATION
Consolidated Statements of Cash Flow
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2004	2003

OPERATING ACTIVITIES
Net Income	$5,660	$6,310
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan and lease losses	319	1,965
Provision for depreciation	1,201	1,046
Increase in surrender value of life insurance	(38)	(349)
Realized investment security gains	(717)	(1,142)
Realized gain on the sale of assets	(71)	46
Accretion of investment security premiums and discounts, net	(206)	(55)
Proceeds from the sale of mortgage loans	8,725	14,196
Origination of loans held for sale	(8,652)	(14,091)
Gain on the sale of loans	(73)	(105)
Restricted stock expense	131	51
Gain on the sale of branch	—	(1,458)
Change in other assets and liabilities	789	107

Net Cash Provided by Operating Activities	7,068	6,521

INVESTMENT ACTIVITIES
Proceeds from maturities, redemptions, calls and principal
repayments of investment securities, available-for-sale	53,360	72,614
Proceeds from maturities, redemptions, calls and principal
repayments of investment securities, held-to-maturity	3,564	1,719
Purchase of investment securities, available-for-sale	(105,299)	(119,635)
Purchase of investment securities, held-to-maturity	(2,379)	(2,543)
Proceeds from the sale of investment securities	30,673	67,276
Net increase in loans and leases	(32,924)	(56,107)
Purchase of premises and equipment	(3,191)	(1,281)
Proceeds from the sale of premises and equipment	170	213
Net cash used in sale of branch	—	(10,566)

Net Cash Used in Investing Activities	(56,026)	(48,310)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW and savings accounts	34,412	47,655
Net increase (decrease) in time deposits	46,118	(18,444)
Net decrease in short-term borrowings	(16,066)	(8,382)
Net (decrease) increase in long-term borrowings	(10,000)	24,500
Proceeds from the exercise of stock options	284	1,334
Treasury stock purchased	—	(35)
Cash dividends	(2,592)	(2,161)

Net Cash Provided by Financing Activities	52,156	44,467
Increase in Cash and Cash Equivalents	3,198	2,678
Cash and Cash Equivalents at Beginning of Year	21,824	21,474

Cash and Cash Equivalents at End of Period	$25,022	$24,152

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$9,047	$10,028
Income taxes	770	2,270
Non-Cash Investing Activities:
Net unrealized gain (loss) available-for-sale securities	1,704	(5,231)
Non-Cash Financing Activities:
Dividends declared and unpaid	749	740

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Presentation

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

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months and nine months ended September 30, 2004 and 2003.

B.	Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and nine months ended September 30, 2004 and 2003, using 3,566,963 and 3,525,733 weighted average common shares outstanding for the three months ended, and 3,563,259 and 3,502,469 weighted average common shares outstanding for the nine months ended, respectively. Diluted earnings per share gives effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. Weighted average shares outstanding for the three months and nine months ended September 30, 2004 and 2003, adjusted for the effect of the assumed exercise of stock options, were 3,623,891 and 3,586,606 for the three months ended and 3,633,547 and 3,553,848 for the nine months ended, respectively. There were no antidilutive shares as of September 30, 2004.

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

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended, had been applied to the Company’s stock-based compensation plan:

	For Quarter Ended		For Year Ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net Income (in thousands)
As reported	$2,022	$1,839	$5,660	$6,310
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax effect	(7)	—	(21)	(560)

Pro forma net income	$2,015	$1,839	$5,639	$5,750

Pro forma net income per share:
Basic – as reported	$0.57	$0.52	$1.59	$1.80
Basic – pro forma	0.56	0.52	1.58	1.64
Diluted – as reported	0.56	0.51	1.56	1.78
Diluted – pro forma	0.56	0.51	1.55	1.62

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

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of FASB Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company intends to continue to account for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, until the effective date of FASB Statement Number 123R, Accounting for Share Based Payments.

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

The components of the plan’s net periodic cost for the periods indicated are as follows:

	For Quarter Ended		For Year Ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

	(Dollars in thousands)
Service cost	$33	$29	$99	$87
Interest cost	77	78	231	234
Amortization of unrecognized
prior service cost	8	7	24	21
Amortization of the net (gain)
loss	17	16	51	48

Net periodic benefit cost	$135	$130	$405	$390

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout this analysis, the term “the Company” refers to the consolidated entity of Alliance Financial Corporation, its wholly-owned banking subsidiary, Alliance Bank, N.A. (the “Bank”), and the Bank’s subsidiaries, Alliance Preferred Funding Corp. and Alliance Leasing, Inc. The Company is a New York corporation which was formed in November 1998 as a result of the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc.

The following discussion presents material changes in the Company’s results of operations and financial condition during the three and nine months ended September 30, 2004, which are not otherwise apparent from the consolidated financial statements included in this report.

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

Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2004

Earnings Summary and Executive Overview

Net income was $2,022,000, or $0.56 per diluted share, for the third quarter of 2004 compared with $1,839,000, or $0.51, per diluted share, for the same period in 2003. Net income increased $183,000, or 10%, while diluted earnings per share were up $0.05, or 9.8% for the comparable periods. The return on average assets and return on average shareholder’s equity were 0.94% and 12.18%, respectively, for the three months ended September 30, 2004, compared with 0.93% and 11.24%, respectively, for the third quarter of 2003. The 2004 third quarter was highlighted by continued strong growth in commercial deposits, up 30% over a year ago, with particularly strong results in the Onondaga County market. The annualized growth rate of the Bank’s loan portfolio slowed from a 15% second quarter rate to a 5% third quarter rate, with weaker demand for residential mortgage and commercial credit in the third quarter. Net loans charged off as a percentage of average loans for the 2004 third quarter continued the trend of the first two quarters of the year at a rate well below quarterly loss rate reported in 2003, allowing for a substantially lower provision for loan and lease loss expense.

For the nine months ended September 30, 2004, net income was $5,660,000, or $1.56 per diluted share, compared to $6,310,000, or $1.78 per diluted share, for the same period in 2003. The return on average assets and return on average shareholder’s equity were 0.88% and 11.28%, respectively, for the nine months ended September 30, 2004, compared with 1.07% and 13.01%, respectively, for the nine months ended September 30, 2003. The decline in earnings and the earnings ratios reflects the inclusion in the 2003 net income of the $950,000 after-tax net premium received by the Bank from the sale of its Whitney Point branch. Excluding the premium received from the 2003 net income, net income for the comparable nine month period ended September 30, 2004 was up $300,000, or 5.6%, over the same period in 2003.

Analysis of Net Interest Income and the Net Interest Margin

For the three months ended September 30, 2004 compared with the three months ended September 30, 2003, net interest income increased $256,000, or 3.8%, to $6,981,000. The increase resulted as a $66,637,000, or 9%, increase in average earning assets generated additional income that more than offset the negative impact of a net interest margin that declined 17 basis points, from 3.82% for the quarter ended September 30, 2003 to 3.65% for the quarter ended September 30, 2004. The increase in average earning assets was primarily the result of loan portfolio growth that was up nearly 12% over the past twelve months. The decline in the net interest margin for the comparable periods primarily resulted as fixed rate assets that matured or were prepaid at accelerated rates were replaced by assets with lower and more competitively priced market interest rates. Average earning asset yields declined to a greater degree than did the rate of interest-bearing liabilities, that were near historic lows for the past year.

Total interest income for the quarter ended September 30, 2004 increased $341,000, or 3.5%, compared with that reported for the quarter ended September 30, 2003, as a result of a higher level of earning assets. Investment income, which increased $285,000, or 10.5%, for the comparable periods, increased as a result of a $13,503,000, or 4.6% increase in average investments for the comparable periods. The average tax-equivalent yield on the portfolio increased by 23 basis points for the comparable periods primarily reflecting improved yields on mortgage-backed investments. Loan and lease income increased $55,000, or 0.8%, for the linked periods, as the positive impact from the growth in the size of the loan and lease portfolio impacted revenue to a greater degree than the negative impact from lower loan and lease yields. Average net loans and leases increased $53,128,000, or 11.8%, for the comparable periods, with a 33.5% growth rate reported in indirect auto loans and a nearly 10% growth rate in the commercial loan and lease category. Average loan and lease yields declined 61 basis points with lower yields on the indirect auto and residential mortgage loan categories most responsible for the overall yield decline. The change in the overall mix of average loans over the past twelve months reflected an increase of 3.7% in the percentage of indirect auto loans to total loans, a decline of 2.4% in primarily longer-term fixed rate residential mortgage loans, and slight declines in the percentages of the other loan categories.

Total interest expense increased $85,000, or 2.8%, for the quarter ended September 30, 2004 compared with the same period in 2003, with the increase primarily attributable to strong growth in interest-bearing deposits. For the comparable periods, although average interest-bearing liabilities increased $47,369,000, or 7.2%, average interest-bearing deposits increased $66,594,000, or 13.6%, while average borrowings declined $19,225,000, or 11.2%. Deposit expense increased $272,000, or 13.9%, relating to the increase in average deposits, as the average rate paid on interest-bearing deposits remained stable for the comparable periods. The increase in deposit expense primarily reflected a higher amount of interest paid relating to the increased balances in both the personal category money market and time deposits resulting from new branch and bank-wide promotions. The overall stable average rate paid on deposits reflected lower average rates paid on time deposits but higher average rates paid on the money market and savings deposit category. For the comparable periods, there was a slight change in the average deposit mix as time deposits as a percentage of total average deposits increased 2% to 40%. The rise in the percentage of time deposits to total deposits was influenced by the Bank’s purchase of two to three year maturity brokered certificates of deposit. Average interest bearing demand and the savings and money market deposits as a percentage of total average deposits declined slightly for the comparable periods. Average non interest-bearing demand deposits increased $15,692,000, or 26.7%, for the comparable periods, and rose 1.1% to 11.8% of total average deposits for the period ended September 30, 2004.

Interest expense on borrowings for the comparable periods declined $187,000, or 17.1%, as a result of both a lower average rate paid and a lower level of average borrowings. The average rate paid on borrowings declined 17 basis points, and average borrowings declined by $19,225,000, or 11.2% for the comparable periods. The decline in average borrowings reflected the payoff brokered repurchase agreements over the past twelve months and was attributable to the Bank’s deposit growth.

The average rate paid on total interest-bearing liabilities for the comparable periods declined by 8 basis points reflecting the lower average rate paid on borrowings.

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

For the three months ended September 30,		2004			2003

(Dollars in thousands)
	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid
Assets:
Interest earning assets:
Federal Funds Sold	$988	$4	1.62%	$982	$3	1.22%
Taxable investment securities	$230,118	$2,214	3.85%	$224,327	$1,991	3.55%
Nontaxable investment securities	$74,307	$1,195	6.44%	$66,595	$1,102	6.62%
Real Estate Loans	$174,722	$2,710	6.20%	$167,338	$2,840	6.79%
Commercial Loans & Leases (net of unearned income)	$153,227	$2,249	5.87%	$139,858	$2,160	6.18%
Indirect Loans	$115,767	$1,315	4.54%	$86,742	$1,219	5.62%
Consumer Loans	$61,377	$827	5.39%	$58,027	$827	5.70%

Total interest-earning assets	810,506	10,514	5.19%	743,869	10,142	5.45%

Noninterest earning assets:
Other assets	52,774			49,372
Less: Allowance for loan losses	(6,048)			(5,945)
Net unrealized gains/(losses) on available-for-sale portfolio	855			6,984

Total	$858,087			$794,280

Liabilities and Shareholders’ Equity:
Interest bearing assets:
Demand deposits	$82,653	$58	0.28%	$85,056	$60	0.28%
Savings and money market deposits	$222,258	$549	0.99%	$196,945	$452	0.92%
Time deposits	$252,431	$1,616	2.56%	$208,747	$1,439	2.76%
Borrowings	$151,746	$904	2.38%	$170,971	$1,091	2.55%

Total interest bearing liabilities	709,088	3,127	1.76%	661,719	3,042	1.84%

Noninterest bearing liabilities:
Demand deposits	74,394			58,702
Other liabilities	8,217			8,424
Shareholders’ equity	66,388			65,435

Total	$858,087			$794,280

Net interest earnings (FTE)		$7,387			$7,100

Net yield on interest-earning assets			3.65%			3.82%

Net interest spread			3.43%			3.62%

Federal tax exemption on non-taxable investment securities included in interest income		$406			$375

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

	THREE MONTHS ENDED SEPTEMBER 30,			NINE MONTHS ENDED SEPTEMBER 30,

	2004 COMPARED TO 2003 INCREASE (DECREASE) DUE TO			2004 COMPARED TO 2003 INCREASE (DECREASE) DUE TO
	VOLUME	RATE	NET CHG	VOLUME	RATE	NET CHG

(Dollars in thousands)
Interest earned on:
Federal funds sold	$—	$1	$1	$22	$(6)	$16
Taxable investment securities	53	170	223	107	(361)	(254)
Nontaxable investment securities	125	(32)	93	460	(180)	280
Real estate loans	121	(251)	(130)	690	(913)	(223)
Commercial loans and leases (net of unearned discount)	202	(113)	89	604	(431)	173
Indirect loans	369	(273)	96	1,207	(919)	288
Consumer loans	46	(46)	—	83	(278)	(195)

Total interest-earning assets	$916	$(544)	$372	$3,173	$(3,088)	$85

Interest paid on:
Interest-bearing demand deposits	$(2)	$—	$(2)	$1	$(23)	$(22)
Savings and money market deposits	60	37	97	254	(208)	46
Time deposits	291	(114)	177	389	(742)	(353)
Borrowings	(118)	(69)	(187)	133	(569)	(436)

Total interest-bearing liabilities	$231	$(146)	$85	$777	$(1,542)	$(765)

Net interest earnings (FTE)	$685	$(398)	$287	$2,396	$(1,546)	$850

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

For the nine months ended September 30,	2004			2003

(Dollars in thousands)
	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid
Assets:
Interest earning assets:
Federal Funds Sold	$5,415	$42	1.03%	$2,847	$26	1.22%
Taxable investment securities	$233,716	$6,858	3.91%	$230,341	$7,112	4.12%
Nontaxable investment securities	$73,160	$3,539	6.45%	$63,885	$3,259	6.80%
Real Estate Loans	$173,263	$8,092	6.23%	$159,250	$8,315	6.96%
Commercial Loans & Leases (net of unearned income)	$151,180	$6,590	5.81%	$137,851	$6,417	6.21%
Indirect Loans	$108,144	$3,859	4.76%	$78,362	$3,571	6.07%
Consumer Loans	$59,791	$2,434	5.43%	$57,857	$2,629	6.06%

Total interest-earning assets	804,669	31,414	5.20%	730,393	31,329	5.72%

Noninterest earning assets:
Other assets	51,426			49,035
Less: Allowance for loan losses	(6,076)			(5,631)
Net unrealized gains/(losses) on available-for-sale portfolio	3,725			9,114

Total	$853,744			$782,911

Liabilities and Shareholders’ Equity:
Interest bearing assets:
Demand deposits	$83,045	$170	0.27%	$83,108	$192	0.31%
Savings and money market deposits	$228,402	$1,577	0.92%	$193,754	$1,531	1.05%
Time deposits	$239,247	$4,504	2.51%	$220,158	$4,857	2.94%
Borrowings	$161,499	$2,897	2.39%	$154,788	$3,333	2.87%

Total interest bearing liabilities	712,193	9,148	1.71%	651,808	9,913	2.03%

Noninterest bearing liabilities:
Demand deposits	66,292			57,399
Other liabilities	8,372			9,048
Shareholders’ equity	66,887			64,656

Total	$853,744			$782,911

Net interest earnings (FTE)		$22,266			$21,416

Net yield on interest-earning assets			3.69%			3.91%

Net interest spread			3.50%			3.70%

Federal tax exemption on non-taxable investment securities included in interest income		$1,203			$1,107

For the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003, net interest income increased $754,000, or 3.7%, to $21,063,000. The increase resulted from a $74,276,000, or 10.2%, increase in average earning assets that more than offset a 22-basis point decline in the net interest margin. Average earning assets for the comparable nine-month periods increased primarily as a result of an increase of $59,058,000, or 13.6%, in average loans. The decline in the margin is primarily due to lower market interest rates in 2004 impacting loan and investment yields more rapidly than the cost of interest bearing liabilities. Average earning asset yields for the comparable periods declined 52 basis points while the average cost of interest bearing liabilities declined 32 basis points.

Total interest income declined $11,000 for the nine months ended September 30, 2004 compared with the same period a year ago. Investment income declined $69,000 while an increase in loan interest income nearly offset the decline. The decline in investment income was attributable to a decline of 27 basis points in the average yield on the portfolio for the comparable periods, impacted most significantly by lower yields on mortgage-backed securities. Average investments increased $12,650,000, or 4.3%, for the comparable nine-month periods. Loan interest income increased $43,000 for the nine-month period ending September 30, 2004 compared to the same period last year, as the negative impact from an 114-basis point decline in the average yield on loans was offset by the positive impact resulting from the increase in average loans.

Interest expense declined $765,000, or 7.7%, for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003. The lower interest expense was most significantly the result of lower rates paid on both deposits and borrowings. Deposit expense for the comparable periods declined $329,000, or 5%, primarily the result of a decline of 38 basis points in the average rate paid on interest bearing deposits. Average interest bearing deposits increased $53,674,000, or 10.8%, for the comparable nine-month periods. Interest expense on borrowings declined $436,000, or 13.1%, primarily due to a 48-basis point reduction in the average rate paid for borrowings. Average borrowings increased $6,711,000, or 4.3%, for the comparable periods.

Analysis of the Provision and Allowance for Loan and Lease Losses

The Bank’s 2004 third quarter evaluation of the adequacy of the allowance for loan and lease losses continued to report positive loan quality indicators consistent with that reported in the earlier 2004 quarterly reports. The Bank reported that its ratio of annualized net loans and leases charged off to average portfolio loans and leases for the third quarter of 2004 was 0.13% compared with a ratio of 0.35% for the 2003 third quarter. The improvement in the loan loss rate reflects a 2004 third quarter in which there were negligible losses on commercial and residential mortgage loans, and the annualized loss rate on indirect auto loans continued to decline. The annualized loss rate on indirect auto loans was 32 basis points during the third quarter of 2004 and improved on the 54 basis point loss rate reported for the third quarter 2003. Total loan delinquency, defined as loans and leases 30 days or more past due and non-accruing, was 1.64% of total loans and leases outstanding as of September 30, 2004, comparable with the 1.61% rate reported a year earlier, and up slightly from 1.45% at the end of last quarter. The Bank’s monthly delinquency rate has remained under 1.70% for the past twelve months. The ratio of non-performing loans to total loans at September 30, 2004 was 0.82% compared with 1.07% at September 30, 2003, improving 23.4% over the past twelve months. The level of non-performing loans continues to be significantly impacted by one commercial relationship that has been classified non-performing since the first quarter of 2003. This relationship represented 83.6% of the non-performing loan total as of September 30, 2004. This relationship is the subject of active collection activities including litigation seeking to achieve the sale of the collateral supporting the loans within a reasonable time frame. A substantial percentage of the loans is subject to cross collateralization through an existing guarantee structure. The Bank, however, does not have exclusive control over the timing of the sale of the collateral. During the 2004 third quarter, principal payments in the amount of $54,000 were applied against the balance of this relationship. Additional payments have been received since September 30, 2004 and further reductions are expected in the fourth quarter. Loans classified as non-accrual declined $649,000, or 15%, when comparing the quarters ended September 30, 2004 and 2003, and remained stable at $3,700,000 during the 2004 third quarter. Loans rated as criticized by the Bank’s internal loan rating system increased 4.7% during the 2004 third quarter, reflecting normal changes in the risk ratings of various portfolio loans as a result of active portfolio management. The ratio of criticized loans to the Company’s capital plus its allowance for loan losses was 21.1% during the 2004 third quarter, compared to 21.2% last quarter. During the 2003 third quarter, the ratio of criticized loans to capital plus the allowance was 18.6%.

The balance of the allowance for loan and lease losses at the end of the 2004 third quarter was equal to 1.18% of the period-end loans and leases outstanding compared to a rate of 1.28% a year earlier. Reflecting the overall improvement in loan quality indicators, the provision for loan loss expense declined from $404,000 reported in the third quarter of 2003, to $140,000 for the quarter ended September 30, 2004.

The following tables present loan quality ratios for the periods indicated and a summary of the changes in the allowance for loan and lease losses arising from loans charged off and recoveries on loans previously charged off and additions to the allowance, which have been charged to expense for the periods indicated.

	Three months ended Sept. 30,		Nine months ended Sept 30,
	2004	2003	2004	2003
Net Loans and Leases Charged-off to Average Loans and Leases, Annualized	0.13%	0.35%	0.10%	0.31%
Provision for Loan and Lease Losses to Average Loans and Leases, Annualized	0.11%	0.36%	0.09%	0.60%
Provision for Loan and Lease Losses to Net Loans and Leases Charged-off	82.84%	101.51%	89.36%	196.50%
Allowance for Loan and Lease Losses to Period-end Loans and Leases	1.18%	1.28%	1.18%	1.28%
Allowance for Loan and Lease Losses to Nonperforming Loans and Leases	144.61%	119.17%	144.61%	119.17%
Allowance for Loan and Lease Losses to Net Loans and Leases Charged-off, Annualized	892.16%	375.88%	1267.33%	448.91%
Nonperforming Loans and Leases to Period-end Loans and Leases	0.82%	1.07%	0.82%	1.07%
Nonperforming Assets to Period-end Assets	0.48%	0.63%	0.48%	0.63%

	(Dollars in thousands)
	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2004	2003	2004	2003
Allowance for Loan and Lease Losses, Beginning of Period	$6,060	$5,978	$6,069	$5,019

Loans and Leases Charged-off	(231)	(495)	(669)	(1,275)
Recoveries of Loans and Leases Previously Charged-off	62	97	312	275

Net Loans and Leases Charged-off	(169)	(398)	(357)	(1,000)

Provision for Loan and Lease Losses	140	404	319	1,965

Allowance for Loan and Lease Losses, End of Period	$6,031	$5,984	$6,031	$5,984

When comparing the nine months ended September 30, 2004 with the same period in 2003, net loans charged off declined $643,000, or 64.3%. The improvement in the ratio of net charge-offs to average loans was primarily the result of a net recovery on commercial loans in the nine month period ended September 30, 2004, and a 63% improvement in the loss rate on indirect auto loans for the comparable periods. Reflecting the overall improvement in loan quality indicators, the provision for loan loss expense declined $1,646,000 for the comparable nine-month periods.

Noninterest Income

The following table sets forth certain information on noninterest income for the periods indicated:

	(Dollars in thousands)
	Three Months ended September 30,				Nine Months ended September 30,
	2004	2003	Change		2004	2003	Change

Service charges on deposit accounts	$767	$876	$(109)	-12.44%	$2,285	$2,120	$165	7.78%
Trust and brokerage services	422	329	93	28.27%	1,303	1,004	299	29.78%
Bank owned life insurance	105	116	(11)	-9.48%	504	349	155	44.41%
Gain on the sale of loans	67	5	62	1240.00%	156	284	(128)	-45.07%
Other operating income	505	501	4	0.80%	1,236	1,275	(39)	-3.06%

Core noninterest income	$1,866	$1,827	$39	2.13%	$5,484	$5,032	$452	8.98%
Net premium on sale of branch	—	—	—	0.00%	—	1,407	(1,407)	0.00%
Investment securities gains	312	276	36	13.04%	717	1,142	(425)	-37.22%
Gain/(loss) on disposal of assets	9	(46)	55	0.00%	71	(46)	117	0.00%

Total noninterest income	$2,187	$2,057	$130	6.32%	$6,272	$7,535	($1,263)	-16.76%

Total noninterest income for the three months ended September 30, 2004 compared with the three months ended September 30, 2004 rose 6.3% on a combination of increases in both core and non-core income. Core noninterest income for the comparable three month periods increased on growth in income from brokerage services and increased gains from a higher volume of mortgage loans sold. Service charge on deposits income was lower for the comparable periods, the result of a higher earnings credit rate offsetting fees on business accounts, an increase in the number of free from service charge personal accounts, and a decline in overdraft fees relating to a lower number of overdrafts.

Total noninterest income for the nine months ended September 30, 2004 and September 30, 2003 declined primarily as a result of the sale of the Bank’s Whitney Point branch and the premium received on the deposits that was included as a part of the 2003 sale. A lower level of investment security gains for the comparable nine month periods also contributed to a decline in total noninterest income. Core noninterest income for the nine months ended September 30, 2004 increased compared with the nine months ended September 30, 2003 on growth in income from brokerage services and higher service charges on deposits due to a greater number of overdrafts. The increase in bank-owned life insurance income for the nine-months ended September 30, 2004 reflected an increase in cash value as well as receipt of death benefits. A decline in the volume of mortgage loans sold for the comparable nine-month periods reduced gains on loan sales, while other operating income was comparable for the respective periods.

Noninterest Expense

The following table sets forth certain information on non-interest expense for the periods indicated:

	(Dollars in thousands)
	Three Months ended September 30,				Nine Months ended September 30,
	2004	2003	Change		2004	2003	Change

Salaries, wages, and employee benefits	$3,742	$3,462	$280	8.09%	$11,231	$9,887	$1,344	13.59%
Building, occupancy, and equipment	1,105	827	278	33.62%	3,262	2,682	580	21.63%
Other operating expense	1,665	1,605	60	3.74%	5,162	4,651	511	10.99%

Total noninterest expense	$6,512	$5,894	618	10.49%	$19,655	$17,220	2,435	14.14%

The increase in total noninterest expense for the three months ended September 30, 2004 compared with the prior year period reflected a rise in overhead costs associated with supporting the Bank’s annual growth rate of loans and deposits, its expanding retail branch network, and the development of other corporate strategic initiatives. Salary and employee benefit expense rose for the comparable three month periods as a result of costs associated with staffing the two new branches that opened in the first quarter of 2004, a retail brokerage department that opened in the 2003 fourth quarter, an increase in staff in the risk management area, and staffing to support strategic corporate initiatives, including the previously announced purchase of a portion of HSBC’s personal trust business. The increase in 2004 salary and benefits expense also reflected year-over-year salary adjustments at a level of 3.5%. An increase in building, occupancy and equipment expense for the comparable periods reflected higher lease, building maintenance, and equipment and systems expense related to the opening of two new branches and the relocation of a third branch in the past twelve months. The increase in other operating expense for the comparable three month period primarily related to higher credit administration costs associated with growth in the loan and lease portfolio.

For the nine months ended September 30, 2004 and September 30, 2003 the increase in salary and benefits was primarily influenced by the same factors that contributed to the third quarter variance. The increase in the year-to-date variance rate compared to the quarterly variance rate is primarily attributable to higher costs associated with the Company’s self insured medical plan for the first six months of the comparable periods. The increase in the building, occupancy and equipment costs for the comparable nine month periods related to the same factors as the quarterly increase, while the rise in other operating expense related to higher advertising and marketing costs and an increase in audit and risk management expenses reported in the six months ended June 30, 2004 and 2003, as well as the increase in credit administration costs.

Income taxes

The Company’s effective tax rates were 19.6% and 23.1% for the three and nine months ended September 30, 2004 compared to 26% and 27.1%, for the three and nine months ended September 30, 2003, respectively. The lower tax rates in 2004 were attributable to an increase in the estimated benefit derived from the Bank’s tax-exempt municipal bond portfolio, the investment in bank-owned life insurance and to a lesser degree other various tax planning strategies.

ANALYSIS OF FINANCIAL CONDITION

Total assets increased $57,770,000, or 7%, from $826,255,000 at December 31, 2003 to $884,025,000 at September 30, 2004. For the nine months ended September 30, 2004, total loans and leases increased $32,628,000, or 6.8%, to $509,699,000. Significant growth occurred during the first nine months of 2004 in the indirect auto, consumer home equity loan, and commercial loan and lease portfolios. Since December 31, 2003, indirect auto loans have increased $20,046,000, or 20.6%, outstanding balances on home equity lines of credit have increased $5,709,000, or 14.7%, and commercial loans and leases are up $8,141,000, or 5.5%. Residential mortgage loan originations eased during the third quarter of 2004 compared to last quarter, and have also declined compared with the 2003 third quarter as mortgage refinancings have slowed. Originations were $10,258,000 for the quarter ended September 30, 2004 compared with $13,650,000 for the quarter ended June 30, 2004. During the first nine months of 2004, the Bank reduced the growth rate, when compared with 2003, of its primarily fixed-rate residential mortgage loan portfolio in order to reduce the Bank’s overall exposure to rising interest rates. The residential mortgage loan portfolio has grown less than 1% since December 31, 2003. The Bank sold $8,652,000, or 29.2% of its originated mortgage loans during the first nine months of 2004, increasing its servicing portfolio during the period by $3,441,000, to $44,575,000.

The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated:

	(Dollars in thousands)
	September 30, 2004		December 31, 2003		September 30, 2003

	Amount	Percent	Amount	Percent	Amount	Percent

Commercial loans & leases	$155,283	30.5%	$147,142	30.8%	$144,814	30.9%
Real estate mortgage	174,757	34.3%	173,963	36.5%	174,337	37.2%
Indirect Auto	117,209	23.0%	97,163	20.4%	91,238	19.5%
Consumer	62,450	12.3%	58,803	12.3%	58,062	12.4%

Gross Loans & Leases	509,699	100.0%	477,071	100.0%	468,451	100.0%

The investment portfolio as of September 30, 2004 in the amount of $325,087,000, increased $19,300,000, or 6.3%, since December 31, 2003. At September 30, 2004, 98% of the investment portfolio was classified as available for sale and included a $4,158,000 unrealized gain.

The following table sets forth the amortized cost and market value for the Company’s held-to-maturity investment securities portfolio:

	September 30, 2004		December 31, 2003		September 30, 2003
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

	(Dollars in thousands)
Obligations of states and
political subdivisions	$5,571	$6,343	$6,756	$7,240	$7,012	$7,539

Total	$5,571	$6,343	$6,756	$7,240	$7,012	$7,539

The following table sets forth the amortized cost and market value for the Company’s available-for-sale investment securities portfolio:

	September 30, 2004		December 31, 2003		September 30, 2003
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

	(Dollars in thousands)
U.S. Treasury and other
U.S. government agencies	$99,242	$99,461	$115,494	$117,385	$112,683	$114,883
Mortgage-backed securities	135,327	135,478	103,598	103,577	98,173	97,973
Obligations of states and
political subdivisions	70,543	74,329	64,281	68,287	61,185	64,743
Other securities	10,246	10,248	9,796	9,782	6,931	6,918

Total	$315,358	$319,516	$293,169	$299,031	$278,972	$284,517

Net unrealized gains/(losses) on available-for-sale securities	$4,158		$5,862		$5,545

Total Carrying Value	$319,516		$299,031		$284,517

For the nine months ended September 30, 2004, deposits increased $80,530,000, or 14.3%, to $641,930,000. Since the end of 2003, growth in personal deposits has increased $34,704,000, or 11.2%, positively impacted by deposit accounts opened at the Bank’s two new Onondaga County branches. Personal deposit growth was most significant in money market savings and time deposits. Commercial deposits increased $29,837,000, or 33.1%, with exceptionally strong growth in demand deposits. During the period, public fund deposits have declined $3,366,000, or 2.9%, with the weakness attributable to a general decline in the sector’s level of funds available for investment. The Bank reported an increase of $16,951,000 in brokered deposits since the end of 2003 with maturities of 2-3 years to lock in funding costs and reduce exposure to rising interest rates. As a result of the strong deposit growth, the Bank reduced total borrowings by $26,066,000, or 13.8%, during 2004. The Bank, however, reported an increase in its retail repurchase borrowing category during the period in the amount of $4,634,000, or 23.2%, as business customers increased usage of the product along with their deposit relationship to meet their cash management needs.

Liquidity

The Company’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, and to take advantage of market interest rate opportunities. Funding loan and lease requests, providing for liability outflows, and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee (“ALCO”) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of September 30, 2004, that liquidity as measured by the Bank is in compliance with its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the nine months ended September 30, 2004, cash and cash equivalents increased by $3,198,000, as net cash provided by operating activities and financing activities of $59,224,000 was more than the net cash used by investing activities of $56,026,000. Net cash provided by financing activities reflects a net increase in deposits of $80,530,000, and a net decrease in borrowings of $26,066,000. The deposit increase included an increase of $16,951,000 in brokered deposits. Net cash used in investing activities reflects a net increase in loans and leases of $32,924,000, and a net increase in investment securities of $20,081,000.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of September 30, 2004, the Bank’s credit limit with the FHLB was $163,300,000. The total of the Bank’s outstanding borrowings from the FHLB on that date was $117,800,000.

Capital Resources

During the nine months ended September 30, 2004, shareholders equity increased $2,806,000 to $68,959,000, and book value per share increased $0.61 to $19.33. Shareholders’ equity was positively impacted during the first nine months of the year by net income after the payment of dividends of $3,414,000 and $415,000 from the exercise of stock options and amortization of restricted stock, while offset in part by a decline in the unrealized gain on available for sale securities (net of taxes) of $1,023,000.

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

As of December 31, 2003, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. Management believes that, as of September 30, 2004, the Company and its subsidiary Bank met all capital adequacy requirements to which they were subject to.

The following table compares the Company’s actual capital amounts and ratios with those needed to qualify for the “well capitalized” category, which is the highest capital category as defined in the regulations.

	(Dollars in thousands)
	Actual		To be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio

As of September 30, 2004
Total Capital (to Risk-Weighted Assets)	$82,452	15.66%	$52,656	>10.00%
Tier I Capital (to Risk-Weighted Assets)	76,421	14.51%	31,594	>6.00%
Tier I Capital (to Average Assets)	76,421	8.91%	42,904	>5.00%
As of December 31, 2003
Total Capital (to Risk-Weighted Assets)	$78,665	15.93%	$49,349	>10.00%
Tier I Capital (to Risk-Weighted Assets)	72,596	14.70%	29,609	>6.00%
Tier I Capital (to Average Assets)	72,596	8.92%	40,675	>5.00%

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

Other Information

On August 17, 2004 the Bank announced the acquisition of approximately 2,000 personal trust accounts from HSBC Bank USA, N.A. in Buffalo New York. The acquisition, which is pending regulatory and New York State Supreme Court approval is expected to close before the end of the 2005 first quarter. The Bank will open an office in Buffalo and retain many of HSBC’s Buffalo employees who currently administer a significant percentage of the acquired accounts. The acquired accounts are expected to include approximately $560,000,000 in assets under management. In connection with the acquisition the Bank has also added to its investment management and trust administration staff in Syracuse.

In December of 1998, the Oneida Indian Nation (“The Nation”) and the U.S. Justice Department filed a motion to amend a long-standing land claim against the State of New York to include a class of 20,000 unnamed defendants who own real property in Madison County and Oneida County. An additional motion sought to include the Company as a representative of a class of landowners. On September 25, 2000, the United States District Court of Northern New York denied the motion to include the landowners as a group, thus excluding the Company and many of its borrowers from the litigation. The State of New York, the County of Madison and the County of Oneida remain as defendants in the litigation. This ruling may be appealed by The Nation, and does not prevent The Nation from suing landowners individually, in which case the litigation could involve assets of the Company. On August 3, 2001, the Justice Department moved to amend its complaint to drop landowners as defendants. In February 2002, the State of New York, The Nation and the Counties of Madison and Oneida announced that they had reached a tentative agreement to settle the land claim. Among other things, this settlement would pay the three Oneida tribes $500,000,000 for their lost land. However, the proposed settlement required the approval of governments from county legislatures to the United States Congress. In October 2003, the media reported that the United States Department of Interior would not fund the $250,000,000 federal contribution contemplated by the proposed settlement, although it was willing to consider other alternatives to find funds for the settlement. Even if such approvals are received, a final agreement is expected to be years away as the parties work out numerous details. Moreover, the other two Oneida tribes, from Wisconsin and Ontario, which did not participate in the settlement negotiations, have indicated that they do not intend to go along with the settlement. The Wisconsin tribe subsequently filed new lawsuits against individual landowners, and has publicly stated its intention to continue to file other new suits against landowners. Management believes that, ultimately, the State of New York will be held responsible for these claims and this matter will be settled without adversely impacting the Company.

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

The Asset Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The policies and guidelines established by ALCO are reviewed and approved by the Company’s Board of Directors.

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

Earnings Simulation Modeling

Net interest income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening of the yield curve would result in increased earnings as investment margins widen. The model requires management to make assumptions about how the Bank’s balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Bank’s own loans. Non-contractual deposit growth rates and pricing are modeled on historical patterns. Interest rates of the various assets and liabilities on the balance sheet are assumed to change proportionally, based on their historic relationship to short-term rates. The Bank’s guidelines for risk management call for preventative measures to be taken if the simulation modeling demonstrates that an instantaneous 2% increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 15% when compared to the stable rate scenario. The low level of short-term interest rates since the beginning of 2003, necessitated a modification of the standard 2% rate change scenario, to an instantaneous decrease of 1% scenario over the next twelve months with an adverse effect no greater than 7.5%. At September 30, 2004, based on the results of the Bank’s simulation model, and assuming that management does not take action to alter the outcome, the Bank would expect net interest income to decrease 4.6% if short term interest rates increase by 2%, and to increase 2.4% if short term interest rates decline by 1%.

Net Present Value Estimation

The Net Present Value of Equity (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of the asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The Bank’s NPV analysis models both an instantaneous 2% increasing and 2% decreasing interest rate scenario comparing the NPV in each scenario to the NPV in the current rate scenario. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. The NPV measure assumes a static balance sheet versus the growth assumptions that are incorporated into the earnings simulation measure, and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation model. As with earnings simulation modeling, assumptions about the timing and the variability of balance sheet cash flows are critical in NPV analysis. Particularly important are assumptions driving mortgage prepayments in both the loan and investment portfolios, and changes in the noncontractual deposit portfolios. These assumptions are applied consistently in both models. Based on the September 30, 2004 NPV estimation, a 2% instantaneous increase in interest rates was estimated to decrease NPV by 4.02%. NPV was estimated to decline by 1.19% if rates immediately declined by 1%. Policy guidelines limit the amount of the estimated increase/decline to 25% in a 2% rate change scenario, and 12.5% in a 1% rate change scenario. As with the earnings simulation modeling, due to the low level of interest rates since the beginning of 2003, the Bank modified its standard decreasing rate scenario to a 1% rate decline at year end.

Item 4.  Controls and Procedures

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. As of September 30, 2004, an evaluation was performed under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2004 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 21, 2004 the Company furnished a Current Report on Form 8-K regarding the announcement of the Company’s earnings for the 2004 second quarter.

On August 17, 2004 the Company furnished a Current Report on Form 8-K regarding the announcement by the Company of its intention to purchase a portion of HSBC’s trust business.

On August 19, 2004 the Company furnished a Current Report on Form 8-K regarding a joint announcement by the Company and HSBC of the Company’s plans to purchase a portion of HSBC’s trust business.

On September 3, 2004 the Company furnished a Current Report on Form 8-K announcing the resignation of John H. Buck from the Company’s Board of Directors and amendments to the Company’s Bylaws.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE FINANCIAL CORPORATION

DATE November 3, 2004 ——————————————	/s/ Jack H. Webb ——————————————————————
Jack H. Webb, Chairman of the Board, President
and Chief Executive Officer

DATE November 3, 2004 ——————————————	/s/ David P. Kershaw ——————————————————————
David P. Kershaw, Treasurer & Chief Financial Officer