Form 10-K
period 2004-12-31
ALLIANCE FINANCIAL CORP /NY/
filed 2005-03-03
CIK 796317

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2004, determined using a per share closing price on that date of $28.18, as quoted on the Nasdaq National Market was $92,230,491.

The number of outstanding shares of the Registrant’s common stock on March 1, 2005: 3,596,372 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held on May 10, 2005 (the “Proxy Statement”) are incorporated by reference in Part III.

TABLE OF CONTENTS FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2004 ALLIANCE FINANCIAL CORPORATION

PART I

                This Annual Report on Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations and business of Alliance Financial Corporation and its subsidiaries. These forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) an increase in competitive pressure in the banking industry; (2) changes in the interest rate environment reduce margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (5) changes in business conditions and inflation; (6) changes in the securities markets; (7) changes occur in technology used in the banking business; (8) the ability to maintain and increase market share and control expenses; (9) the possibility that the expansion of the Company’s trust business will be delayed or not occur, or may fail to perform as currently anticipated; and (10) other factors detailed from time to time in the Company’s SEC filings.

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

                The Company’s administrative offices are located on the 18th Floor, MONY Tower II, 120 Madison St., Syracuse, New York. Banking services are provided at the administrative offices as well as at 20-customer service facilities located in Cortland, Madison, western Oneida, and Onondaga, and counties.

                On February 18, 2005, the Bank closed its previously announced acquisition of certain personal trust accounts and related assets under management from HSBC, USA, NA. The Bank assumed the successor trustee role from HSBC on approximately 1830 personal trust accounts and further assumed approximately $560,000,000 in assets under management. Combined with its existing trust business the Bank now manages over 2400 trust accounts and approximately $800,000,000 of related investment assets. In connection with the acquisition the Bank hired 13 trust professionals from HSBC and opened an office in Buffalo New York to manage the acquired accounts.

                At December 31, 2004, the Company had 258 full-time employees and 40 part-time employees.

                The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits.

Services

                The Company offers full service banking with a broad range of financial products to meet the needs of its commercial, retail, government, and trust customers. Depository account services include interest and non-interest bearing checking accounts, money market accounts, savings accounts, time deposit accounts, and individual retirement accounts. The Company’s lending activities include the making of residential and commercial mortgage loans, business lines of credit, working capital facilities and business term loans as well as installment loans, home equity loans, and personal lines of credit to individuals. Trust and investment department services include personal trust, employee benefit trust, investment management, custodial, and financial planning. Through UVEST Financial Services, member NASD/SIPC, the Bank provides financial counseling and brokerage services. The Company also offers safe deposit boxes, travelers checks, money orders, wire transfers, collection services, drive-up banking facilities, 24-hour night depositories, automated teller machines, 24-hour telephone banking, and on-line internet banking. Commercial leasing services are offered through Alliance Leasing, Inc., a subsidiary of the Bank.

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

                The Federal Reserve Board has established risk-based capital guidelines that are applicable to bank holding companies. The guidelines established a framework intended to make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and take off-balance sheet exposures into explicit account in assessing capital adequacy. The Federal Reserve Board guidelines define the components of capital, categorize assets into different risk classes, and include certain off-balance sheet items in the calculation of risk-weighted assets. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, less goodwill (“Tier 1 capital”). Banking organizations that are subject to the guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4.00% and a ratio of total capital to risk-weighted assets of at least 8.00%. The appropriate regulatory authority may set higher capital requirements when an organization’s particular circumstances warrant. The remainder (“Tier 2 capital”) may consist of a limited amount of subordinated debt, limited-life preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.” The Company’s Tier 1 and total risk-based capital ratios as of December 31, 2004 were 14.34% and 15.34%, respectively.

                In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier 1 capital to quarterly average assets less goodwill (“Tier 1 leverage ratio”) of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a Tier 1 leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company’s Tier 1 Leverage ratio as of December 31, 2004 was 8.70%, which exceeded its regulatory requirement of 4.00%. The guidelines provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

                The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statures. Among other things, federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA identifies the following capital categories for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Rules adopted by the federal banking agencies under FDICIA provide that an institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. FDICIA imposes progressively more restrictive constraints on operation, management, and capital distributions, depending on the capital category in which an institution is classified. At December 31, 2004, the Company and the Bank were in the well-capitalized category based on the ratios and guidelines noted above.

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

                As part of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”), signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”). IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, or other financial institutions. During 2002, the Department of Treasury issued a number of regulations relating to enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions. Covered financial institutions also are barred from dealing with foreign “shell” banks. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

                Regulations were also adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of “concentration accounts,” and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program. IMLAFATA also amends the Bank Holding Company Act and the Bank Merger Act to require federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

                The Bank has in place a Bank Secrecy Act compliance program, and engages in very few transactions of any kind with foreign financial institutions or foreign persons.

                On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the law restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client requires pre-approval by the issuer’s audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, legal counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief financial officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

                Longer prison terms and increased penalties are also applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. The Act accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

                The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statement’s materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a “registered public accounting firm” in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

                Effective August 29, 2002, as directed by Section 302(a) of the Act, the Company’s chief executive officer and chief financial officer are each required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The Act imposes several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal controls; and they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during the last quarter.

Item 2 — Properties The Company operates the following branches as of December 31, 2004:

Name of Office	Locations Owned	County	Date Established

Home Office	MONY Tower II, 18th Floor	Onondaga	August 27, 2001
120 Madison St., Syracuse, NY

Baldwinsville	Route 31 & Willet Pkwy., Baldwinsville, NY	Onondaga	August 28, 2000

Canastota	Stroud Street & Route 5, Canastota, NY	Madison	December 7, 1974

Cicero	Widewaters Common	Onondaga	March 1, 2004
7956 Route 11, Cicero, NY

Cincinnatus	2743 NYS Route 26, Cincinnatus, NY	Cortland	January 1, 1943

Cortland	65 Main Street, Cortland, NY	Cortland	March 1, 1869

Fairmount	West Genesee St., Syracuse, NY	Onondaga	October 30, 2000

Groton Avenue	1125 Groton Avenue, Cortland, NY	Cortland	June 22, 1987

Hamilton	1 Madison Street, Hamilton, NY	Madison	December 7, 1949

Hamilton	38-40 Utica Street, Hamilton, NY	Madison	January 26, 1976
Drive-Up

James Street	1001 James Street, Syracuse, NY	Onondaga	January 20, 2004

Lyndon Corners	6930 E. Genesee St., Fayetteville, NY	Onondaga	July 20, 2000

Manlius	8250 Manlius-Cazenovia Road, Manlius, NY	Onondaga	October 19, 1994

Marathon	14 E. Main Street, Marathon, NY	Cortland	August 15, 1957

Oneida	160 Main Street, Oneida, NY	Madison	December 12, 1851

Park Place	300 South State Street, Syracuse, NY	Onondaga	July 19, 1999

Sherrill	628 Sherrill Road, Sherrill, NY	Oneida	April 2, 1954

TOPS Plaza	Route 5 and Route 46, Oneida, NY	Madison	January 7, 1988

Tully	Route 80 at I-81, Tully, NY	Onondaga	January 26, 1989

Wal-Mart	872 NYS Route 13, Cortland, NY	Cortland	March 10, 1997
( Cortland )

The offices at Cicero, Fairmount, James Street, Lyndon Corners, Manlius, MONY Tower II, Park Place, TOPS Plaza, Tully, and the Wal-Mart store are subject to leases and/or land leases. The other banking premises are owned. Real property and related banking facilities owned by the Company at December 31, 2004 had a net book value of $6.1 million and none of the properties was subject to any material encumbrances. For the year ended December 31, 2004, rental fees of $669,000 were paid on facilities leased by the Company for its operations.

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

                In February 2002, the State of New York, the Nation and the Counties of Madison and Oneida announced that they had reached a tentative agreement to settle the land claim. Among other things, this settlement would pay the three Oneida tribes $500,000,000 for their lost land. However, the proposed settlement required the approval of governments from county legislatures to the United States Congress. In October 2003, the media reported that the United States Department of Interior would not fund the $250,000,000 federal contribution contemplated by the proposed settlement, although it was willing to consider other alternatives to find funds for the settlement. Even if such approvals are received, a final agreement is expected to be years away as the parties work out numerous details. Moreover , the other two Oneida tribes, from Wisconsin and Ontario, which did participate in the settlement negotiations, have indicated that they do not intend to go along with the settlement. The Wisconsin tribe subsequently filed new law suits against individual landowners, and have publicly stated its intention to continue to file other new suits against landowners. Management believes that, ultimately, the State of New York will be held responsible for these claims and this matter will be settled without adversely impacting the Company.

                The Company and the Bank are subject to various claims, legal proceedings and matters that arise in the ordinary course of business. In management’s opinion, no pending action, if adversely decided, would materially affect the Company’s financial condition.

Item 4 — Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data:

                The common stock of the Company is listed for quoting in the Nasdaq National Market System under the symbol “ALNC”. Market makers for the stock include Ryan, Beck & Company (800-342-2325), Sandler O’Neill & Partners, L.P. (800-635-6851), and McConnell Budd & Romano (800-538-6957). There were 746 shareholders of record as of December 31, 2004. The following table presents stock prices for the Company for 2004 and 2003. Stock prices below are based on daily high and low closing prices for the quarter, as reported on the Nasdaq National Market System. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

2004	High	Low	Dividend Declared

1st Quarter	$34.95	$31.02	$ 0.21
2nd Quarter	32.60	27.21	0.21
3rd Quarter	30.25	27.16	0.21
4th Quarter	30.50	27.57	0.21

2003	High	Low	Dividend Declared

1st Quarter	$38.00	$26.90	$ 0.21
2nd Quarter	35.70	27.00	0.21
3rd Quarter	29.82	27.00	0.21

4th Quarter	31.93	28.50	0.31	*

* Includes a special cash dividend of $0.10 per share

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

Dividend Reinvestment
American Stock Transfer & Trust Company
59 Maiden Lane
New York, NY 10038

The Company has historically paid regular quarterly cash dividends on its common stock, and the Board of Directors presently intends to continue the payment of regular quarterly cash dividends, subject to the need for those funds for debt service and other purposes. However, because substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends will depend upon the earnings of the Bank, its financial condition and its need for funds. Furthermore, there are a number of federal banking policies and regulations that restrict the Company’s ability to pay dividends. In particular, because the Bank is a depository institution whose deposits are insured by the FDIC, it may not pay dividends or distribute capital assets if it is in default on any assessment due the FDIC. Also, as a national bank, the Bank is subject to OCC regulations which impose certain minimum capital requirements that would affect the amount of cash available for distribution to the Company. In addition, under Federal Reserve policy, the Company is required to maintain adequate regulatory capital, is expected to serve as a source of financial strength to the Bank and to commit resources to support the Bank. These policies and regulations may have the effect of reducing the amount of dividends that the Company can declare to its shareholders.
10

Item 6 — Selected Financial Data Five-Year Comparative Summary (Dollars in thousands except per-share data)

ASSETS AND DEPOSITS	2004	2003	2002	2001	2000

Net Loans & Leases	$517,585	$470,372	$409,204	$371,260	$312,378
Investment Securities	325,125	305,787	314,994	272,690	223,078
Deposits	623,121	561,400	546,653	499,292	474,899
Total Assets	893,934	826,255	774,950	692,871	580,787
Trust Department Assets	248,188	223,242	214,318	245,234	236,496
(Book value, not included in Total Assets)

SHAREHOLDERS’ EQUITY

Capital, Surplus, and Undivided Profits	$68,896	$66,153	$62,953	$53,463	$53,035

OPERATING INCOME AND EXPENSES

Total Interest Income	$40,919	$40,220	$42,714	$43,124	$40,062
Total Interest Expense	12,684	12,827	15,944	19,965	19,467

Net Interest Income	28,235	27,393	26,770	23,159	20,595
Provision for Loan and Lease Losses	984	2,349	1,895	2,455	1,150

Net Interest Income after Provision for
Loan and Lease Losses	27,251	25,044	24,875	20,704	19,445
Non-interest Income	8,223	9,287	6,764	6,991	6,649

Total Operating Income	$35,474	$34,331	$31,639	$27,695	$26,094

Salaries and Related Expense	14,919	13,462	12,518	11,264	10,414
Occupancy and Equipment Expense	4,429	3,553	3,443	3,153	2,861
Other Operating Expense	6,945	6,513	6,416	5,550	5,362

Total Operating Expense	$26,293	$23,528	$22,377	$19,967	$18,637
Income Before Taxes	9,181	10,803	9,262	7,728	7,457
Provision for Income Taxes	1,926	2,792	2,351	1,717	2,032

Net Income	$7,255	$8,011	$6,911	$6,011	$5,425

Per-Share Data
Net Income – Diluted	2.00	2.23	1.98	1.70	1.52
Book Value at Year End	19.29	18.72	18.23	15.51	14.70
Cash Dividends Declared	0.84	0.94	0.79	0.85	0.71

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Application of Critical Accounting Policies

                The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other third-party sources, when available. When third party information is not available, valuation adjustments are estimated in good faith by management.

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

RESULTS OF OPERATIONS

Earnings Summary and Executive Overview

                Net income for 2004 was $7,255,000, a decline of $756,000, or 9.4%, compared to net income of $8,011,000 in 2003. Earnings per share for 2004, on a fully diluted basis, were $2.00, off 10.3%, or $0.23 per share, compared to $2.23 per share in 2003. Basic earnings per share of $2.03 for the year ended December 31, 2004, compared to $2.28 for the year ended December 31, 2003. Diluted earnings in 2003 included an unusual $0.26 per share benefit from the Bank’s sale of its only Broome County, New York branch located in Whitney Point. Excluding that event, 2004 earnings rose 1.5% and 2004 net income rose 2.7%. The Company’s net income for 2003 included $950,000 after tax from the sale.

                Strong growth in the Bank’s earning assets continued in 2004, with average loans up 12.8% generating additional revenues that helped to offset the pressure of a declining net interest margin. The 2004 deposit growth rate of 11%, the highest growth rate since the 1999 merger of the Company’s subsidiary Banks, was achieved through the Bank’s expanding branch system and its focus on building business and personal account balances. The Bank’s strategic initiative to target branch expansion in Onondaga County, New York, was reflected in the first quarter opening of two de-novo branches and the relocation of another branch to a new facility in an improved location. On February 18, 2005, the Bank closed its previously announced acquisition of certain personal trust accounts and related assets under management from HSBC USA NA. The transaction was completed under Section 154 of the New York Banking Law. Specifically the Bank assumed the successor trustee role from HSBC on approximately 1830 personal trust accounts and further assumed approximately $560,000,000 in assets under management. Combined with its existing trust business the Bank now manages over 2400 trust accounts and approximately $800,000,000 of related investment assets. In connection with the acquisition the Bank hired 13 trust professionals from HSBC and opened an office in Buffalo New York to manage the acquired accounts. The acquisition will significantly increase the Bank’s non-interest income as a percentage of total operating income.

Selected Performance Measures

                Return on average assets, return on average equity, dividend payout, and equity to asset ratios for the years indicated are as follows:

	2004	2003	2002

Percentage of net income to average total assets	0.84%	1.01%	0.93%
Percentage of net income to average shareholders’ equity	10.75%	12.34%	11.96%
Percentage of dividends declared to net income	41.31%	41.28%	39.43%
Percentage of average shareholders’ equity to average total assets	7.82%	8.21%	7.79%

Net Interest Income

                The net interest income of the Bank is the Company’s principal source of operating income for payment of overhead and providing for loan and lease losses. It is the amount that interest and fees on loans and leases, investments, and other earning assets exceeds the cost of deposits and other interest-bearing liabilities. Net interest income increased $842,000, or 3.1%, to $28,235,000 in 2004. Growth in net interest income in 2004 was primarily attributable to strong growth in loans and lower rates paid on deposits and borrowed funds. The Company’s net interest margin (federal tax-equivalent net interest income divided by average earning assets) for 2004 of 3.67% was down 24 basis points compared to the 3.91% margin for 2003. The net interest margin for the fourth quarter of 2004 was 3.62%, declining 3 basis points compared to the 3.65% net interest margin reported for the year’s third quarter. The 2003 net interest margin declined 14 basis points compared to 2002. Also by comparison, 2003 net interest income increased $623,000, or 2.3%, compared with 2002, with the increase primarily the result of lower cost deposits.

                Interest income for 2004 at $40,919,000, was up $699,000 compared to 2003, with the 2004 tax-equivalent yield on average earning assets at 5.23%, declining 42 basis points during the 12 months ended December 31, 2004. Similar to 2003, asset yields declined in 2004 as new loans and investments were booked during the year at market rates lower than the yields on the assets that matured or prepaid during the year. Average earning assets for 2004 were $812,843,000, up $73,979,000, or 10%, compared to 2003, and represented 94.2% of total average assets in 2004. By comparison, average earning assets increased $45,310,000, or 6.5%, in 2003 compared to 2002, and for the comparable periods, the tax-equivalent yield on average earning assets declined 70 basis points. Average earning assets in 2003 were 93.5% of total average assets.

                Loans and leases continued to represent the majority of the Company’s interest earning assets and increased to 61.3% of average earning assets in 2004 from 59.8% in 2003. Average loans and leases increased $56,502,000 in 2004 with yields declining 62 basis points to

5.71%. Interest income on loans and leases was up $480,000, or 1.7%, in 2004 compared to 2003. The Company’s residential mortgage loan portfolio reported an increase of $11,391,000, or 7%, in average loans when comparing the year 2004 to 2003. The average yield on the residential mortgage loan portfolio declined 61 basis points from 6.82% in 2003 to 6.21% in 2004, influenced by newly originated loans, and a refinancing of existing portfolio loans, being booked at the lower market rates in effect in 2004. Average consumer loans for the comparable periods increased 4.5%, or $2,602,000, on growth in home equity lines of credit. The average yield declined 44 basis points from 5.94% to 5.50% in 2004, influenced by new home equity lines that were indexed to the prime rate and booked at discounted introductory rates throughout the year. Average indirect auto loans increased 34.2%, or $28,136,000, during 2004. Average yields declined 114 ba sis points in 2004 compared to 2003, as 2004 new loan volume was originated at lower market rates influenced by zero percent dealer financing alternatives. Average commercial loans and leases for 2004 increased $14,373,000, or 10.4%, when compared to the prior year. Average leases within the portfolio grew 200% in 2004 versus 2003 and represented 36.4% of the commercial loan and lease growth. The average yield on the commercial loan and lease portfolio declined 26 basis points from 6.20% in 2003 to 5.94% in 2004.

                Average loans and leases in 2003 increased $41,453,000 compared to 2002 while average loan and lease yields declined 71 basis points. Interest income on loans and leases was down $226,000, or 0.8%, in 2003 compared to 2002. For the comparable periods, average residential mortgage loans increased $13,619,000, or 9.2%, average consumer loans increased $2,975,000, or 5.4%, average indirect auto loans increased $19,522,000, or 31.1%, and average commercial loans and leases increased $5,337,000, or 4%.

                Average investments in 2004 compared with 2003 increased $15,971,000, or 5.4%, which was the primary reason that tax-equivalent interest income from investments was up $327,000, or 2.4%, compared with 2003. By comparison, average investment securities increased $2,791,000 in 2003 compared to 2002, with tax-equivalent interest income off $2,127,000, or 13.4%. The average tax-equivalent yield of the portfolio declined 14 basis points, from 4.66% in 2003 to 4.52% in 2004. The decline in the 2004 yield is attributable to lower yields on the purchase of new investments. Investment income was positively impacted in 2004 as the Federal Home Loan Bank of New York’s (FHLB) resumed the payment of dividends on its stock that had been suspended in 2003. The average tax-equivalent yield on the portfolio had declined 77 basis points in 2003, when compared to 2002 with the larger decline in yield attributable to increased amortization expense resulting from a higher level of prepayments on mortgaged-backed securities in 2003.

                During 2004, average interest-bearing liabilities increased $58,584,000, or 8.9%, to $717,536,000. As a result of a continuation of lower market interest rates and repricing characteristics associated with the Company’s liabilities, the average cost of interest-bearing liabilities declined 18 basis points from 1.95% in 2003 to 1.77% in 2004. The Company’s interest expense, which is a function of the volume of and rates paid for interest-bearing liabilities, declined $143,000, or 1.1%, in 2004 compared to 2003. Interest expense on deposits increased $172,000, or 2%, in 2004 compared with 2003, as a decline in the average rate paid on deposits offset much of the cost associated with record growth in average interest-bearing deposits. Average interest-bearing deposits increased $55,349,000, or 11.1%. A 14 basis point decline in the average rate paid on deposits for the comparable periods was primarily attributable to a 32 basis point decline in the average rate paid on the Bank’s time deposit category. Interest expense on borrowings declined $315,000, as the average rate paid on borrowings declined 24 basis points. Average borrowings increased 2% compared with the prior year. Rates on both new and renewal borrowings reflected the lower market interest rates. By comparison, interest expense declined $3,117,000, or 19.6%, in 2003 compared to 2002, resulting primarily from a 61 basis point decline in the average cost of interest-bearing liabilities. Average interest-bearing liabilities increased $36,666,000, or 5.9%, during the 12 months ended December 31, 2003. When comparing 2003 with 2002, average interest-bearing deposits rose 4% and average borrowings were up 12.1%.

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

Average Balances and Net Interest Income

YEARS ENDED DECEMBER 31,	2004			2003			2002

	AVG. BALANCE	AMT. OF INTEREST	AVG. YIELD/ RATE PAID	AVG. BALANCE	AMT. OF INTEREST	AVG. YIELD/ RATE PAID	AVG. BALANCE	AMT. OF INTEREST	AVG. YIELD/ RATE PAID

	(DOLLARS IN THOUSANDS)
Assets:
Interest-earning assets:
Federal funds sold	$4,165	$45	1.08%	2,659	$33	1.24%	$1,593	$30	1.88%
Taxable investment securities	236,917	9,313	3.93%	229,472	9,340	4.07%	236,198	11,890	5.03%

Nontaxable investment securities	73,767	4,742	6.43%	65,241	4,388	6.73%	55,724	3,965	7.12%
Loans and Leases (net of unearned
discount)	497,994	28,431	5.71%	441,492	27,951	6.33%	400,039	28,177	7.04%

Total interest-earning assets	$812,843	$42,531	5.23%	$738,864	$41,712	5.65%	$693,554	$44,062	6.35%
Non interest-earning assets:
Other assets	52,264			49,262			47,583
Less: Allowance for loan and lease losses	(6,033)			(5,728)			(4,898)
Net unrealized gains/(losses) on
available-for-sale portfolio	3,707			8,162			6,052

Total	$862,781			$790,560			$742,291

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Demand deposits	$83,235	$230	0.28%	$83,365	$252	0.30%	$78,263	$399	0.51%
Savings and money market deposits	225,405	2,190	0.97%	197,303	1,989	1.01%	180,533	2,533	1.40%
Time deposits	245,747	6,257	2.55%	218,370	6,264	2.87%	220,862	7,960	3.60%
Borrowings	163,149	4,007	2.46%	159,914	4,322	2.70%	142,628	5,052	3.54%

Total interest-bearing liabilities	$717,536	$12,684	1.77%	$658,952	$12,827	1.95%	$622,286	$15,944	2.56%
Non interest-bearing liabilities:
Demand deposits	68,949			57,886			54,213
Other liabilities	8,799			8,823			7,996
Shareholders’ equity	67,497			64,899			57,796

Total	$862,781			$790,560			$742,291

Net interest earnings		$29,847			$28,885			$28,118

Net yield on interest-earning assets			3.67%			3.91%			4.05%
Net interest spread			3.46%			3.70%			3.79%
Federal tax exemption on non-taxable
investment securities included in interest income		$1,612			$1,492			$1,348
15

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

Volume and Rate Variances

	2004 COMPARED TO 2003			2003 COMPARED TO 2002

	INCREASE (DECREASE) DUE TO			INCREASE (DECREASE) DUE TO
	VOLUME	RATE	NET CHANGE	VOLUME	RATE	NET CHANGE

	(IN THOUSANDS)
Interest earned on:
Federal funds sold	$17	$(5)	$12	$17	$(14)	$3
Taxable investment securities	298	(325)	(27)	(310)	(2,240)	(2,550)
Nontaxable investment securities	560	(206)	354	660	(237)	423
Loans and leases (net of unearned discount)	3,250	(2,770)	480	2,766	(2,992)	(226)

Total interest-earning assets	$4,125	$(3,306)	$819	$3,133	$(5,483)	$(2,350)

Interest paid on:
Interest-bearing demand deposits	$(3)	$(19)	$(22)	$21	$(168)	$(147)
Savings and money market deposits	282	(81)	201	198	(742)	(544)
Time deposits	739	(746)	(7)	(87)	(1,609)	(1,696)
Borrowings	78	(393)	(315)	540	(1,270)	(730)

Total interest-bearing liabilities	$1,096	$(1,239)	$(143)	$672	$(3,789)	$(3,117)

Net interest earnings (FTE)	$3,029	$(2,067)	$962	$2,461	$(1,694)	$767

Non-interest Income

                The Company’s non-interest income is primarily derived from its subsidiary Bank, and is comprised of core components that include service charges on deposits, fees from trust and brokerage services, mortgage banking operations that include gains from sales and income from servicing, and other recurring operating income fees from normal banking operations, along with non-core components that primarily consist of net gains or losses from sales of investment securities.

                The following table sets forth certain information on non-interest income for the years indicated:

Non-interest Income
YEARS ENDED DECEMBER 31,	2004	2003	2002

	(IN THOUSANDS)
Service charges on deposit accounts	$3,056	$2,927	$2,281
Trust and brokerage income	1,778	1,357	1,343
Bank-owned life insurance	810	461	485
Gain on sale of loans	197	421	226
Other operating income	1,594	1,618	1,634

Core non-interest income	$7,435	$6,784	$5,969
Investment security gains	717	1,142	791
Gain/(loss) on disposal of assets	71	(46)	4
Net premium on sale of branch	—	1,407	—

Total non-interest income	$8,223	$9,287	$6,764

                Non-interest income in 2004 declined $1,064,000, or 11.5% compared to 2003. Non-interest income in 2003 included the $1,407,000 net premium received from the Bank’s sale of its only Broome County, New York branch that was located in Whitney Point. The Company’s core non-interest income increased 9.6% for the comparable periods. Significant contributions to the Company’s core non-interest income growth in 2004 were derived from higher returns resulting from death benefits on the Company’s investment in Bank-owned life insurance and a 31% increase in trust and brokerage fee income, which was primarily influenced by growth in the retail brokerage business. The 4.4% increase in Bank service charges on deposits reflected growth primarily in the form of increased overdraft fees. Income from the sale of loans declined during 2004 as weaker demand reduced the volume of mortgage loans available for sale.

                In other non-core components, investment security gains in 2004 declined by $425,000 compared to 2003.

                Non-interest income increased 37.3% in 2003 compared to 2002, primarily as a result of the Whitney Point branch sale. Core non-interest income rose by 13.7% on higher service charges on deposits and increased gains on the sale of mortgage loans.

Operating Expenses

                The following table sets forth certain information on operating expenses for the years indicated:

Operating Expenses
YEARS ENDED DECEMBER 31,	2004	2003	2002

	(IN THOUSANDS)
Salaries, wages, and employee benefits	$14,919	$13,462	$12,518
Building, occupancy, and equipment	4,429	3,553	3,443
Communication expense	614	557	581
Stationary and supplies expense	520	414	744
Marketing expense	603	526	496
Other operating expense	5,208	5,016	4,595

Total operating expenses	$26,293	$23,528	$22,377

                Operating expense of $26,293,000 for the 12 months ended December 31, 2004, increased $2,765,000, or 11.8%, when compared to 2003. The increase compared to a $1,151,000, or 5.1%, increase, when comparing 2003 to 2002. Salaries and associated benefit expenses in 2004 were up $1,457,000, or 10.8%, compared to a $944,000, or 7.5% increase in 2003 over 2002, and represented 52.7% of the 2004 increase in total operating expense. The increase in 2004 salary and employee benefit expenses related to staffing at the Bank’s two new branches, growth in the retail brokerage department, an increase in the trust department support staff to prepare for and support the planned acquisition of a portion of the HSBC Bank USA, N.A. personal trust business, an increase in risk management staff costs relating to the Company’s need to comply with Section 404 of the Sarbanes Oxley Act, as well as year-over-year salary adjustments that approximated 3.5%. The number of the Company’s employees (full time equivalent) increased from 276 at the end of 2003 to 293 at the end of 2004. The Company’s occupancy and equipment expense increased $876,000, or 24.7%, in 2004 compared to 2003, following a 3.2% increase in the prior year. The higher expense in 2004 was attributable to increased lease and depreciation expenses associated with the 2004 new branches, as well as annual costs of operating system enhancements designed to improve efficiency. The increase in occupancy expense in 2003 compared with 2002 was primarily the result of increased depreciation and amortization expense in connection with the purchase and development of systems designed to provide improved customer service. In 2004, the combination of communication, stationary and supplies, marketing, and other operating expense increased $432,000, or 6.6%, compared to the prior year. The increase in these operating expenses significantly related to promoting and supporting the opening of the new branches in 2004. The increase also related to higher audit costs in connection with the Company’s requirement to comply with Sarbanes Oxley, increased education and training costs that focused on sales and process efficiency, and an increase in the provision expense to build the reserve for losses on a growing volume of loan commitments. In 2003, other operating expense increased $97,000, or 1.5%, compared with 2002.

Provision For Income Tax

                The Company’s 2004 provision for income taxes declined by $866,000, or 31%, when compared to the 2003 expense, as result of lower pretax earnings and an increase in the percentage of non-taxable insurance and investment income to pretax income. The 2004 expense of $1,926,000 resulted in an effective tax rate of 21%, compared to the 2003 expense of $2,792,000 that reflected an effective tax rate of 25.8%. The Company’s effective tax rate is lower than the statutory tax rate as a result of its investment in tax exempt securities and its use of other tax savings strategies.

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

                The book value of the Company’s investment securities increased $22,743,000, or 7.6%, in the 12 months ended December 31, 2004, to a total of $322,668,000, compared to a decline of $4,291,000, or 1.4%, during the year 2003. The average tax-equivalent yield of the portfolio in 2004 declined 14 basis points, to 4.52% from 4.66% in 2003. On a comparative basis, the average portfolio yield declined 77 basis points in 2003 compared to 2002. When comparing year-end 2003 to year-end 2004, the tax-equivalent portfolio yield declined five basis points, from 4.40% to 4.35%.

                The interest rate environment in 2004 continued to positively impact the value of the Company’s fixed-rate investment securities, and resulted in the Company’s available-for-sale investment securities reflecting a market value that was 0.77% greater than the portfolios’ book value. In compliance with SFAS 115, the Company reflects net unrealized gains and losses on its available-for-sale portfolio in its financial statement investment securities total, as well as the after-tax effect of the gains and losses in the accumulated other comprehensive income section of its shareholders’ equity. The Company’s December 31, 2004 investment portfolio reflects an unrealized gain on available-for-sale securities of $2,457,000, with an after-tax effect of $1,474,000 being reflected as a component of shareholders’ equity. By comparison, at December 31, 2003 the Company reported unrealized gains in its available-for-sale portfolio of $5,862,000 and an increase in shareholders’ equity of $3,517,000. The decline in both the unrealized gain and the after tax effect in accumulated other comprehensive income for the comparable periods, is the result of a higher level of interest rates at year-end 2004 compared to year-end 2003, as well as changes in the portfolio’s investment mix and maturity schedule. Based on amortized cost, the Company classified 98% of its investment portfolio as available-for-sale at year-end 2004.

                The following table sets forth the amortized cost and market value for the Company’s held-to-maturity investment securities portfolio:

YEARS ENDED DECEMBER 31,	2004		2003		2002

	AMORTIZED COST	MARKET VALUE	AMORTIZED COST	MARKET VALUE	AMORTIZED COST	MARKET VALUE

	(IN THOUSANDS)

Obligations of states and political subdivisions	$5,367	$5,621	$6,756	$7,240	$6,188	$7,628

Total	$5,367	$5,621	$6,756	$7,240	$6,188	$7,628

The following table sets forth the amortized cost and market value for the Company’s available-for-sale securities within the investment portfolio:

YEARS ENDED DECEMBER 31,	2004		2003		2002

	AMORTIZED COST	MARKET VALUE	AMORTIZED COST	MARKET VALUE	AMORTIZED COST	MARKET VALUE

	(IN THOUSANDS)

U.S. Treasury and other U.S. government agencies	$98,197	$97,572	$115,494	$117,385	$98,233	$102,796
Mortgage-backed securities	135,431	135,089	103,598	103,577	138,072	140,833
Obligations of states and political subdivisions	70,688	74,076	64,281	68,287	56,278	59,732
Federal Home Loan Bank and Federal Reserve Bank stock	8,037	8,037	6,348	6,348	3,797	3,797
Other equity securities	4,948	4,984	3,448	3,434	1,648	1,648

Total	$317,301	$319,758	$293,169	$299,031	$298,028	$308,806

Net unrealized gains on available-for-sale securities	2,457		5,862		10,778

Total Carrying Value	$319,758		$299,031		$308,806

                The following table sets forth as of December 31, 2004, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the basis of the cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:

	AT DECEMBER 31, 2004

	AMOUNT MATURING WITHIN ONE YEAR OR LESS	AMOUNT MATURING AFTER ONE YEAR BUT WITHIN FIVE YEARS	AMOUNT MATURING AFTER FIVE YEARS BUT WITHIN TEN YEARS	AMOUNT MATURING AFTER TEN YEARS	TOTAL COST

	(DOLLARS IN THOUSANDS)
Held-To-Maturity Portfolio
Obligations of states and
political subdivisions	$2,817	$1,774	$279	$496	$5,367

Total held-to-maturity
portfolio value	$2,817	$1,774	$279	$496	$5,367

Weighted average yield
at year end (1)	2.86%	5.46%	5.58%	4.98%	4.06%

Available-for-Sale Portfolio
U.S. Treasury and other
U.S. government agencies	$17,002	$59,226	$15,748	$6,221	$98,197
Mortgage-backed securities	29,720	72,977	25,337	7,397	135,431
Obligations of states and
political subdivisions	1,327	14,512	44,425	10,424	70,688

Total available-for-sale
portfolio value	$48,049	$146,715	$85,510	$24,042	$304,316

Weighted average yield
at year end (1)	3.78%	4.08%	4.13%	4.17%	4.06%

                (1) Weighted average yields on the tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a marginal federal tax rate of 34%. These yields are an arithmetic computation of interest income divided by average balance and may differ from the yield to maturity, which considers the time value of money.

Loans and leases

                The loan and lease portfolio is the largest component of the Bank’s earning assets and accounts for the greatest portion of total interest income. The Bank provides a full range of credit products delivered through its branch network. Consistent with the focus on providing community banking services, the Bank generally does not attempt to diversify geographically by making a significant amount of loans or leases to borrowers outside of the primary service area. Loans and leases are internally generated and the majority of the lending activity takes place in the New York State counties of Cortland, Madison, Onondaga, and Oneida. In addition, the Bank originates Indirect Auto loans in the western counties of New York State and the Bank’s leasing subsidiary originates leases throughout New York State. The Bank does not engage in highly leveraged transactions or foreign lending activities.

                The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated:

Composition of the Loan and Lease Portfolio

YEARS ENDED DECEMBER 31,	2004		2003		2002		2001		2000

	AMOUNT	PERCENT	AMOUNT	PERCENT	AMOUNT	PERCENT	AMOUNT	PERCENT	AMOUNT	PERCENT

	(DOLLARS IN THOUSANDS)
Commercial and Leases	$166,757	32.2%	$147,142	31.3%	$134,584	32.9%	$126,801	34.2%	$108,447	34.7%
Residential Real Estate	176,666	34.1%	173,963	37.0%	153,148	37.4%	142,307	38.3%	119,948	38.4%
Indirect Auto	117,622	22.7%	97,163	20.6%	68,811	16.8%	56,371	15.2%	42,065	13.5%
Consumer	63,862	12.4%	58,803	12.5%	57,734	14.1%	50,363	13.5%	45,652	14.6%

Gross Loans and Leases	$524,907	101.4%	$477,071	101.4%	$414,277	101.2%	$375,842	101.2%	$316,112	101.2%
Less:
Unearned discount	(2,055)	(0.4%)	(630)	(0.1%)	(54)	(0.0%)	(104)	(0.0%)	(364)	(0.1%)
Allowance for loan
and lease losses	(5,267)	(1.0%)	(6,069)	(1.3%)	(5,019)	(1.2%)	(4,478)	(1.2%)	(3,370)	(1.1%)

Net Loans and Leases	$517,585	100.0%	$470,372	100.0%	$409,204	100.0%	$371,260	100.0%	$312,378	100.0%

                On December 31, 2004, gross loans and leases were $524,907,000, increasing $47,836,000, or 10%, during the year. By comparison, loans increased $62,794,000, or 15.2%, in 2003. The Bank reported slight changes in the mix of its loan portfolio during 2004, with commercial loans and leases and indirect auto loans increasing as a percentage of total loans, while residential real estate loans declined. The Bank continued to report growth in all components of the loan portfolio during 2004.

                Residential mortgage loans, which represented the largest component of gross loans at December 31, 2004, increased $2,703,000, or 1.6%, during 2004 compared to an increase of $20,815,000, or 13.6%, in 2003. The mortgage portfolio at December 31, 2004 consists of 86% in fixed-rate loans and 14% in loans that have adjustable-rate features. The Bank originated $41,837,000 in residential mortgage loans in 2004 compared to $98,246,000 in 2003. The decline in the growth rate in 2004 originations reflected a slowdown in mortgage loan refinancings following record numbers in 2003 that were attributable to a 40 year low in mortgage loan rates. The Bank’s 2004 mortgage loan goal was to hold stable the size of the residential mortgage loan portfolio and reduce the percentage that the primarily long-term fixed-rate portfolio was to total loans. During 2004 the Bank sold $10,754,000 in mortgage loans and as of year-end 2004, was servicing loans with balances of $46,656,000. The servicing portfolio increased 10.7% during 2004. On a comparative basis, the Bank sold $25,987,000 in mortgage loans in 2003.

                Loans and leases in the commercial category consist primarily of short-term and/or floating-rate loans, lines of credit, as well as commercial mortgage loans, and commercial leases made to small- and medium-sized companies. Commercial loans and leases (less unearned discount) in 2004 increased $18,190,000, or 12.4%, to $164,702,000. By comparison, commercial loans and leases increased $11,982,000, or 8.9%, in 2003. Alliance Leasing, Inc., which was formed as a subsidiary of the Bank in 2002, contributed 56% of the total growth in commercial loans and leases during 2004. The leasing company engages in equipment finance.

                Consumer loans, which include home equity lines of credit, direct installment, and revolving credit loans, increased 8.6%, or $5,059,000, in 2004. During 2004, the Bank continued its prior year focus on building a high credit quality consumer loan portfolio, promoting its home equity line of credit product. Throughout 2004, the Bank offered its variable prime rate based product, at a discounted introductory rate for six months. As a result, the Bank increased home equity line of credit outstanding balances by $7,059,000, or 17.9%, in 2004 compared to 2003. Offsetting a part of the growth in home equity line balances, direct installment and other consumer loans, with a higher risk profile, declined $2,001,000, or 10.4% in 2004 compared to 2003. The Bank’s consumer loan portfolio does not contain credit card loans. By comparison, the consumer loan portfolio increased $1,069,000, or 1.9%, in 2003.

                The Indirect Auto loan portfolio in 2004 increased $20,459,000, or 21.1%, over the prior year, following an increase of $28,352,000, or 41.2%, in 2003 compared to 2002. The rate of portfolio growth slowed in 2004 in the face of strong incentives offered by automotive manufacturer’s financing programs as well an increase in the portfolio amortization rate. Indirect Auto loan originations in 2004 were $69,758,000, up 10.1% compared to loans originated in 2003. The Bank originated loans from, and provides service to, a network of Central and Western New York auto dealers.

                The following table shows the amount of loans outstanding as of December 31, 2004, which, based on remaining scheduled payments of principal, are due in the periods indicated:

AT DECEMBER 31, 2004	MATURING WITHIN ONE YEAR OR LESS	MATURING AFTER ONE BUT WITHIN FIVE YEARS	MATURING AFTER FIVE BUT WITHIN TEN YEARS	MATURING AFTER TEN YEARS	TOTAL

	(IN THOUSANDS)
Commercial/Lease, net of unearned discount	$65,931	$61,325	$24,516	$12,930	$164,702
Residential Real Estate	10,946	33,488	41,388	90,844	176,666
Indirect Auto	34,025	82,924	663	10	117,622
Consumer	6,022	11,577	42,527	3,736	63,862

Total loans & leases net of unearned discount	$116,924	$189,314	$109,094	$107,520	$522,852

The following table sets forth the sensitivity of the loan amounts due after one year to changes in interest rates:

AT DECEMBER 31, 2004	FIXED RATE	VARIABLE RATE

	(IN THOUSANDS)
Due after one year, but within five years	$159,655	$29,659
Due after five years	$149,257	$67,357
20

Loan Quality and the Allowance for Loan and Lease Losses The following table represents information concerning the aggregate amount of nonperforming asset

YEARS ENDED DECEMBER 31,	2004	2003	2002	2001	2000
Loans and leases accounted for on a
nonaccrual basis	$2,434	$4,177	$853	$736	$686
Accruing loans and leases which are
contractually past due 90 days or more
as to principal or interest payments	317	476	539	623	781
Other real estate owned and other
repossessed assets	53	24	198	320	354

Total nonperforming loans, leases and assets	$2,804	$4,677	$1,590	$1,679	$1,821

Ratio of allowance for loan and lease
losses to period-end nonperforming
loans and leases	191.46%	130.43%	360.56%	329.51%	229.72%
Ratio of nonperforming assets to
period-end total loans and leases, other real
estate owned, and repossessed assets	0.53%	0.98%	0.38%	0.45%	0.58%

                Nonperforming assets, defined as nonaccruing loans and leases plus loans and leases 90 days or more past due, along with other real estate owned and other repossessed assets as of December 31, 2004 were $2,804,000, down $1,873,000, or 40%, compared to year-end 2003. The decline in the level of nonperforming loans reflects a $1,200,000 charge off representing a portion of a commercial loan relationship that had been nonperforming since the first quarter of 2003, as well as balance reductions on other nonperforming loans. At year-end 2004, the nonperforming commercial relationship balance was $2,109,000, and represented 87% of total nonaccrual loans and leases and 77% of nonperforming loans and leases. Nonperforming loans, excluding the commercial relationship, total $642,000, or 0.12%, of total loans at December 31, 2004. The allowance to nonperforming loans and leases ratio improved from 130% at year-end 2003 to 191% at year-end 2004. Total delinquencies, defined as loans and leases 30 days or more past due and nonaccruing, were 1.02% of total loans and leases outstanding as of December 31, 2004, compared to 1.59% at the end of 2003. The improvement in the overall delinquency rate reflects lower delinquency rates in the commercial loan and indirect auto loan categories. The combination of strong underwriting and collection efforts throughout 2004 reduced the delinquency rate on indirect loans by 36%, to a rate of 0.48% at year-end. At year-end 2004 the commercial loan delinquency rate was 1.59%, the consumer loan delinquency rate was 0.47%, and the rate on residential mortgage loans was 1.04%, with the rates in all categories at comparable or lower levels than the prior year-end.

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

                The Bank’s policy is to place a loan or lease on nonaccrual status and recognize income on a cash basis when a loan or lease is more than ninety days past due, unless in the opinion of management, the loan or lease is well secured and in the process of collection. The impact of interest not recognized on nonaccrual loans and leases was $267,000 in 2004 and was $300,000 in 2003. The amount of interest income on nonaccrual loans that was included in net income for the years 2004 and 2003 was less than $15,000. The Bank considers a loan and lease impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on fair value of the collateral. As of December 31, 2004, there were no impaired loans or leases for which specific valuation allowances had been recorded. By comparison, a specific valuation allowance of $490,000 was recorded in connection with impaired loans at December 31, 2003.

                The allowance for loan and lease losses represents management’s best estimate of probable loan and lease losses in the Bank’s loan and lease portfolio. Management’s quarterly evaluation of the allowance for loan and lease losses is a comprehensive analysis that builds a total reserve by evaluating the risks within each loan and lease type, or pool, of similar loans and leases. The Bank uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates a reserve for each pool based on the most recent three-year loss rate, adjusted to reflect the expected impact that current trends regarding loan growth, delinquency, losses, economic conditions, loan concentrations, policy changes and current interest rates are likely to have. For commercial loan and lease pools, the Bank establishes a specific reserve allocation for all loans and leases in excess of $150,000 which have been risk rated under the Bank’s risk rating system, as substandard or doubtful. The specific allocation is based on the most recent valuation of the loan or lease collateral. For all other commercial loans and leases, the Bank uses the general allocation methodology that establishes a reserve for each risk rating category. The general allocation methodology for commercial loans and leases considers the same qualitative factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management’s best estimate of the probable loan and lease losses in the Bank’s loan and lease portfolio. Loans and leases are charged against the allowance for loan and lease losses, in accordance with the Bank’s loan and lease policy, when they are determined by management to be uncollectible. Recoveries on loans and leases previously charged-off are credited to the allowance for loan and lease losses when they are received. When management determines that the allowance for loan and lease losses is less than adequate to provide for potential losses, a direct charge is made to operating income.

                The following table summarizes loan and lease balances at the end of each period indicated and the daily average amount of loans and leases. Also summarized are changes in the allowance for loan and lease losses arising from loans and leases charged-off and recoveries on loans and leases previously charged-off and additions to the allowance, which have been charged to expense.

Summary of the Loan and Lease Loss Allowance

YEARS ENDED DECEMBER 31,	2004	2003	2002	2001	2000
	(IN THOUSANDS)
Amount of loans and leases outstanding at end
of period (gross loans and leases less
unearned discount)	$522,852	$476,441	$414,223	$375,738	$315,748

Daily average amount of gross loans and leases
(net of unearned discount)	497,994	441,492	400,039	353,303	298,521

Balance of allowance for loan and lease losses
at beginning of period	$6,069	$5,019	$4,478	$3,370	$3,412
Loans and leases charged-off:
Commercial/lease	1,271	487	367	326	780

Real estate mortgage	123	62	63	1	56
Indirect Auto	531	787	1,061	1,019	370
Consumer	265	333	303	376	251

Total loans and leases charged-off	$2,190	$1,669	$1,794	$1,722	$1,457
Recoveries of loans and leases previously
charged-off:

Commercial/lease	52	53	82	32	74

Real estate mortgage	10	—	9	2	1
Indirect Auto	218	193	235	228	127

Consumer	124	124	114	113	63

Total recoveries	$404	$370	$440	$375	$265
Net loans and leases charged-off	1,786	1,299	1,354	1,347	1,192

Additions to allowance charged to expense	984	2,349	1,895	2,455	1,150

Balance at end of period	$5,267	6,069	$5,019	$4,478	$3,370

Ratio of allowance for loan and lease losses
to period-end loans and leases	1.01%	1.27%	1.21%	1.19%	1.07%
Ratio of net charge-offs to average loans and
leases outstanding	0.36%	0.29%	0.34%	0.38%	0.40%

                The allowance for loan and lease losses at December 31, 2004 was $5,267,000, or 1.01% of loans and leases outstanding, compared to $6,069,000, or 1.27% of loans and leases outstanding at December 31, 2003. The 2004 reduction of $802,000, or 13.2%, in the allowance for loan and lease losses was the result of net charge offs exceeding the amount of the 2004 provision expense. Net loans and leases charged-off increased to $1,786,000 in 2004 from $1,299,000 in 2003 and the ratio of net charge-offs to average loans and leases outstanding rose to 0.36% from 0.29% for the comparable periods. Significantly impacting the 2004 net charge off total was the charge off of $1,200,000 taken on the commercial loan relationship that has been reported as nonperforming. Over 70% of the charge off had been reserved for in 2003 as a part of the provision for loan and lease loss expense in that year. This single loss represented 67% of net loans charged off in 2004. Excluding that loss, the ratio of net charge-offs to average loans was 0.12% for 2004. This loss also significantly impacted the ratio of net commercial loan and lease losses to average commercial loans and leases during the year. Excluding the loss from net commercial loan and lease losses, the 2004 loss ratio was 0.04%, reflecting the overall quality of the commercial loan and lease underwriting guidelines and credit policy. On February 16, 2005, the Bank sold of all loans that represented the non-performing commercial loan relationship. As a result of the sale, the Bank received a recovery of approximately $100,000, and no further recoveries are expected. The Bank’s total nonperforming loans declined approximately 70% following the sale, and as a result the ratio of nonperforming loans to total loans also declined to approximately 0.12%.

                 Loss rates improved in other loan portfolio categories, with net losses on consumer loans declining 32%, and net losses on indirect auto loans declining 47%. The loss rate in the mortgage portfolio has been less than 0.10% for the last five years. The decline in the consumer and indirect auto loan loss rates reflects the Bank’s strong loan underwriting guidelines and effective collection program. As a percentage of indirect auto loans originated in 2004, 90% were originated in the Bank’s Premium or Level A (FICO score 679 or above) credit quality categories, the same percentage as in 2003.

                The provision for loan and lease loss expense in 2004 was $1,365,000 less than the 2003 expense, and was equal to 55% of net loans charged off during the year and 0.20% of average loans and leases in 2004. The decline in the provision expense compared to the prior year reflected improvement in the overall credit quality indicators of the loan and lease portfolio, as well as a level of the allowance for loan and lease losses that was adequately provisioned for over prior periods to cover the commercial loan portfolio loss. By comparison, the 2003 provision for loan and lease loss expense was equal to 181% of the 2003 net loans charged off and was 0.53% of 2003 average loans.

                The following table shows the percentages of net charge-offs to total average loans outstanding within each individual loan category.

YEARS ENDED DECEMBER 31,	2004	2003	2002	2001	2000
Loans and leases charged-off as a percentage
of average loans within that category:
Commercial/lease	0.80%	0.31%	0.21%	0.23%	0.66%
Real estate mortgage	0.07%	0.04%	0.04%	0.00%	0.05%
Indirect Auto	0.28%	0.72%	1.32%	1.60%	0.81%
Consumer	0.23%	0.36%	0.34%	0.54%	0.41%

Ratio of total net charge-offs to average
loans and leases outstanding	0.36%	0.29%	0.34%	0.38%	0.40%

The allowance for loan and lease losses has been allocated within the following categories of loans and leases at the dates indicated:

Allocation of the Allowance for Loan and Lease Losses

YEARS ENDED DECEMBER 31,	2004		2003		2002		2001		2000
	AMT. OF ALLOWANCE	PERCENT	AMT. OF ALLOWANCE	PERCENT	AMT. OF ALLOWANCE	PERCENT	AMT. OF ALLOWANCE	PERCENT	AMT. OF ALLOWANCE	PERCENT
	(DOLLARS IN THOUSANDS)
Commercial and Leases	$2,765	52.50%	$3,091	50.93%	$2,575	51.31%	$2,588	57.79%	$1,625	48.22%
Real estate mortgage	689	13.08%	608	10.01%	361	7.19%	305	6.81%	276	8.19%
Indirect Auto	1,447	27.47%	1,879	30.96%	1,551	30.90%	1,075	24.01%	819	24.30%
Consumer	366	6.95%	491	8.10%	532	10.60%	510	11.39%	650	19.29%

Total	$5,267	100.00%	$6,069	100.00%	$5,019	100.00%	$4,478	100.00%	$3,370	100.00%

                The allowance for loan and lease losses is allocated according to the amount deemed to be reasonably necessary to provide for the probable losses within each category of loans and leases. During 2004, improvement in the quality of the indirect auto and consumer loan portfolios measured primarily by lower charge offs and delinquency levels resulted in reductions of 23% and 25% respectively, in the levels of the allowance for these portfolio categories. At year-end 2004 these categories also represent a lower percentage of the total allowance, with the reduction also supported by indirect auto loan originations to primarily premium credit quality borrowers and consumer loans that primarily consist of home equity loans secured by borrower’s primary residences. The 2004 charge off of the $1,200,000 commercial loan reduced the potential amount of losses in the commercial loan and lease category at year-end and as a result the allowance component for commercial loans and leases declined 11% compared to year-end 2003. The commercial loan and lease component continues to represent the largest percentage of the allowance.

Deposits and Other Borrowings

                The Company’s deposits are acquired through its subsidiary Bank and represent its primary source of funds. The deposit base is comprised of demand deposit, savings and money market accounts, and time deposits, that are primarily provided by individuals, businesses, and local governments within the communities served. The Bank continuously monitors market pricing, competitors’ rates, and internal interest rate spreads to maintain and promote growth and profitability.

                The average daily amount of deposits, the average rate paid, and the percentage of deposits on each of the following deposit categories are summarized below for the years indicated:

	2004			2003			2002

	AVG. BALANCE	AVG. RATE PAID	PERCENT OF DEPOSITS	AVG. BALANCE	AVG. RATE PAID	PERCENT OF DEPOSITS	AVG. BALANCE	AVG. RATE PAID	PERCENT OF DEPOSITS

	(DOLLARS IN THOUSANDS)
Noninterest-bearing demand deposits	$68,949	0.00%	11.06%	$57,886	0.00%	10.39%	$54,213	0.00%	10.15%
Interest-bearing demand deposits	83,235	0.28%	13.35%	83,365	0.30%	14.97%	78,263	0.51%	14.66%
Savings and money market deposits	225,405	0.97%	36.16%	197,303	1.01%	35.43%	180,533	1.40%	33.82%
Time deposits	245,747	2.55%	39.43%	218,370	2.87%	39.21%	220,862	3.60%	41.37%

Total average daily amount of deposits	$623,336	1.39%	100.00%	$556,924	1.53%	100.00%	$533,871	2.04%	100.00%

                Average deposits during 2004 increased $66,412,000, or 11.9%, compared to a $23,053,000, or 4.3%, increase in 2003. Deposit growth in 2004 was significantly influenced by the Bank’s 2004 new branch openings, as well as a focus on building commercial deposits. Average non-interest bearing demand deposits grew 19.1% in 2004 with 89% of the growth in commercial deposits. The growth rate of average non-interest bearing deposits was 6.8% in 2003. Average interest-bearing demand deposits, the majority of which are consumer deposits, were at comparable levels with the prior year average. During 2004, promotion of the Bank’s money market product pushed average savings and money market balances up 14.2%, with growth most significant in consumer deposits. By comparison, 2003 growth in average savings and money market balances was 9.3%. Average time deposit balances were up 12.5% in 2004, with nearly half of the growth in the consumer category, and much of that related to the 2004 new branch openings. Growth in average time deposits also included an increase of $11,716,000 in brokered certificates of deposits, that provided the Bank with rates and maturities that were preferential to local market alternatives. By comparison, average time deposits declined 1.1% in 2003. The 2003 rates of growth of average deposits, and average time deposits in particular, were negatively impacted by the 2003 sale of the Bank’s Whitney Point Branch and its approximate $13,000,000 in deposits. The Bank’s average deposit mix in 2004 was relatively unchanged compared to 2003.

Composition of Deposits The following table sets forth the composition of the Bank’s deposits at year-end and the percentage change from the prior year for the years indicated:

	2004		2003		2002

(DOLLARS IN THOUSANDS)	BALANCE	PERCENT CHANGE	BALANCE	PERCENT CHANGE	BALANCE	PERCENT CHANGE

Commercial Deposits

Noninterest-bearing demand deposits	$53,762	29.55%	$41,499	11.74%	$37,138	(2.22%)
Interest-bearing demand deposits	8,229	(13.41%)	9,503	4.30%	9,111	27.44%
Savings and money market deposits	31,271	27.40%	24,546	4.00%	23,603	10.73%
Time deposits	17,315	18.43%	14,620	3.91%	14,070	64.81%

Total Commercial Deposits	$110,577	22.63%	$90,168	7.44%	$83,922	11.92%

Consumer Deposits

Noninterest-bearing demand deposits	$15,862	35.09%	$11,742	(9.95%)	$13,040	(15.60%)
Interest-bearing demand deposits	60,644	(6.71%)	65,006	5.09%	61,858	5.80%
Savings and money market deposits	113,411	11.01%	101,942	1.57%	100,583	2.41%
Time deposits	159,215	21.03%	131,769	(7.39%)	142,042	13.98%

Total Consumer Deposits	$349,132	12.46%	$310,459	(2.22%)	$317,523	7.00%

Government Deposits

Noninterest-bearing demand deposits	$4,925	73.17%	$2,844	(27.71%)	$3,934	8.85%
Interest-bearing demand deposits	13,018	17.23%	11,105	12.57%	9,865	7.65%
Savings and money market deposits	62,053	(20.12%)	77,680	43.10%	54,282	18.04%
Time deposits	21,520	(10.96%)	24,169	(31.70%)	35,385	(15.86%)

Total Government Deposits	$101,516	(12.33%)	$115,798	11.92%	$103,466	2.63%

Brokered Deposits	$61,896	37.62%	$44,975	7.75%	$41,742	56.09%

TOTAL DEPOSITS	$623,121	10.99%	$561,400	2.70%	$546,653	9.49%

                The strong growth rate of commercial deposits in 2004 pushed commercial deposits as a percentage of total deposits at year end 2004 to 17.7%, up from 16.1% a year earlier. For the comparable periods, consumer deposits increased to 56% of total deposits, up from 55.3%, while the percentage of government deposits to total deposits declined to 16.3% from 20.6% a year earlier. Throughout 2004, the Bank’s government customers had lower levels of funds available for both deposit and investment. Brokered certificates of deposit represented 9.9% of total deposits at December 31, 2004, up from 8% at year-end 2003.

                Time deposits in excess of $100,000, which are more volatile and sensitive to interest rates, totaled $69,158,000 at year-end 2004, representing 26.6% of total time deposits and 11.1% of total deposits. On a comparative basis, these deposits totaled $62,395,000, representing 29% of total time deposits and 11.1% of total deposits at year-end 2003.

                The following table indicates the amount of the Company’s time deposits of $100,000 or more by time remaining until maturity as of December 31, 2004:

(IN THOUSANDS)
Less than three months	$16,188
Three months to six months	4,115
Six months to one year	20,795
Over one year	28,060

Total	$69,158

                The Bank offers retail repurchase agreements primarily to its larger business customers. Under the terms of the agreements, the Bank sells investment portfolio securities to the customer and agrees to repurchase the securities at a specified later date. The Bank views the arrangement as a deposit alternative for its business customers. As of December 31, 2004, retail repurchase agreement balances amounted to $23,254,000 compared to balances of $19,983,000 at December 31, 2003. During 2004, the Bank utilized collateralized repurchase agreements with various brokers and advances from the Federal Home Loan Bank of New York (FHLB) as alternative sources of funding and as a liability management practice. At December 31, 2004, the combination of repurchase agreements and FHLB advances were $148,600,000, compared to $158,500,000 at December 31, 2003. Detailed information regarding the Company’s borrowings is included in Note 8 in the Consolidated Financial Statements section of this report.

                In December 2003, the Company formed Alliance Financial Capital Trust I, a wholly owned subsidiary of the Company. The trust was formed for the purpose of issuing $10,000,000 of corporation-obligated mandatorily redeemable capital securities (the capital securities) to third party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debentures held by the trust are the sole assets of that trust. Distributions on the capital securities issued by the trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by the trust. The capital securities have a variable annual coupon rate that resets quarterly based upon three-month LIBOR plus 285 basis points. The capital securities have a 30-year maturity and are redeemable at par in January 2009 and any time thereafter.

Capital

                In 2004, the Company added $7,255,000 into equity through net income and declared dividends to shareholders in the amount of $2,996,000, retaining $4,259,000 in undivided profits. During the year, the Company’s equity increased $406,000, in connection with the issuance of 17,111 shares of stock in connection with the exercise of stock options, and $177,000 in connection with the issuance of restricted stock. Total shareholders’ equity also reflects an adjustment for the change in market value of the Company’s available-for-sale investment securities. As previously discussed under “Investment Securities” the after-tax effect of the net unrealized gains and losses is reported as the Accumulated Other Comprehensive Income component of shareholders’ equity, and reflects a decrease in total shareholders’ equity of $2,043,000 for the year ended December 31, 2004. The Company’s ratio of shareholders’ equity to total assets of 7.71% at December 31, 2004 compares to 8.00% at December 31, 2003. The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank, that supports growth and expansion activities while at the same time exceeding regulatory standards. Capital adequacy in the banking industry is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. At December 31, 2004, the Company exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized institution.” A more comprehensive analysis of regulatory capital requirements, including ratios for the Company, is included in Note 16 in the Consolidated Financial Statements included in this report.

                The Company declared cash dividends equal to $0.84 per share in 2004 compared to $0.94 in 2003. During the fourth quarter of 2003, the Company declared a special cash dividend of $0.10 per share, in addition to its then regular dividend of $0.21 per share. The 2004 dividend pay-out ratio of 41% was comparable with the pay-out ratio in 2003. It is the Company’s current intention to maintain a dividend pay-out ratio at or about 40%, subject to applicable regulatory restrictions and operational funding requirements.

Liquidity

                The Company’s liquidity is primarily measured by the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, and to take advantage of market interest rate opportunities. Funding of loan and lease requests, providing for liability outflows, and management of interest rate fluctuations requires continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Management Committee (ALCO) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of December 31, 2004, that liquidity as measured by the Bank is in compliance with its policy guidelines.

                 The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the FHLB, and securities sold under repurchase agreements. During the twelve months ended December 31, 2004, cash and cash equivalents declined by $566,000, as net cash used by investing activities of $73,435,000 exceeded the net cash provided by operating activities and financing activities of $72,869,000. Net cash provided by financing activities reflects a net increase in deposits of $61,721,000 and a net increase in borrowings of $3,371,000. Brokered deposits increased in the amount of $16,921,000 during the year ended December 31, 2004. Net cash used in investing activities reflects a net increase in loans of $48,197,000, a net increase in investment securities of $21,745,000, and a net increase in premises and equipment of $3,493,000.

                As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans that have been pledged as collateral. As of December 31, 2004, the Bank’s credit limit with the FHLB was $116,611,000, with outstanding borrowings in the amount of $73,600,000.

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements

                The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.

Contractual Obligations:

                The following table presents as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due In
Contractual obligation	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total

		(DOLLARS IN THOUSANDS)
Long-term debt*	8	$30,000	$35,000	$—	$25,310	$90,310
Operating leases	13	$774	$1,310	$1,178	$1,642	$4,904

*Excludes interest

                The Company also has obligations under its postretirement plan as described in Note 10 to the consolidated financial statements. The postretirement benefit payments represent actuarially determined future benefit payments to eligible plan participants.

                At December 31, 2004, the Company has a commitment to acquire a portion of the personal trust business of HSBC Bank USA, N.A. that is expected to increase the Bank’s trust assets under management to over $800,000,000. A closing is expected in the 2005 first quarter.

                Commitments and Off-Balance Sheet Arrangements: In the normal course of business, to meet the financing needs of its customers and to reduce its exposure to fluctuations in interest rates, the Bank is party to financial instruments with off-balance sheet risk, held for purposes other than trading. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument, for loan commitments and standby letters of credit, is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet loans. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Commitments to originate loans, unused lines of credit, and unadvanced portions of construction loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments are expected to expire without being drawn upon. Therefore, the amounts presented below do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. These guarantees are issued primarily to support public and private borrowing arrangements, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

                The following table details the amounts and expected maturities of significant commitments and off-balance sheet arrangements as of December 31, 2004. Further discussion of these commitments and off-balance sheet arrangements is included in Note 13 to the consolidated financial statements.

Commitments to extend credit:	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total

Commercial loans and leases	$37,815	$5,758	$3,930	$629	$48,132
Residential real estate	2,422				2,422
Revolving home equity lines	1,043	1,400	2,457	27,307	32,207
Consumer revolving credit	4,585	—	—	—	4,585
Standby letters of credit	5,105	—	—	—	5,105

Recent Accounting Pronouncements

                On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R, Share-Based Payment (SBP) that will require the Company to expense the value of employee stock options and similar awards. Under FAS 123R, the fair value of SBP awards is required to be included as compensation expense in the income statement beginning on the date that the Company grants awards to employees. For vested awards that are outstanding on the effective date of FAS 123R, the Company will not be required to record any additional compensation expense. For unvested awards that are outstanding on the effective date, compensation expense will be recognized in the income statement over the remainder of the vesting period for each option. Since the majority of employee stock options issued by the Company are vested and restricted stock awards are currently being recorded as compensation expense, the Company expects that the effect of FAS 123R on its financial statements will be immaterial. FAS 123R is effective for the Company’s interim and annual periods beginning July 1, 2005.

Subsequent Events

                On January 5, 2005, the Bank announced that it signed a long-term lease for property in Camillus, New York on which it plans to build a new full-service bank branch. The new branch will replace the Bank’s current in-store location at the Fairmount Fair Camillus location and is expected to open in the third quarter of 2005.

                On February 10, 2005 the Bank announced that it signed a long-term lease for property in East Syracuse, New York, on which it plans to build a new full-service bank branch. The new branch will be located in the midst of a commercial/industrial area and will include a center for small business customers. The new branch is expected to open in the third quarter of 2005.

                On February 15, 2005, the Bank entered into a 20-year agreement with Onondaga County, N.Y. for naming rights to its triple-A baseball stadium in Syracuse, N.Y., for which the Bank will pay in total, $2.8 million through annual installments.

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

Earnings Simulation Modeling

                Net interest income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening of the yield curve would result in increased earnings as investment margins widen. The model requires management to make assumptions about how the balance sheet is likely to evolve though time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Company’s own loans. Non-contractual deposit growth rates and pricing are modeled on historical patterns. Interest rates of the various assets and liabilities on the balance sheet are assumed to change proportionally, based on their historic relationship to short-term rates. The Company’s guidelines for risk management call for preventative measures to be taken if the simulation modeling demonstrates that an instantaneous 2% increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 15% when compared to the stable rate scenario. The low level of short-term interest rates over the past two years necessitated a modification of the standard 2% rate change scenario, to an instantaneous decrease of 1% scenario over the next twelve months with an adverse effect no greater than 7.5%. At December 31, 2004, based on the results of our simulation model and assuming that management does not take action to alter the outcome, the Company would expect net interest income to decrease 5.7% if short term interest rates increase by 2%, and increase 2.2% if short term interest rates decline by 1%. By comparison, at December 31, 2003, based on the results of our simulation model, and assuming that management did not take action to alter the outcome, the Company expected net interest income to decline 11% if short term interest rates increased by 2%, and increase 4.2 % if short term interest rates declined by 1%.

Net Present Value Estimation

                The Net Present Value of Equity (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of the asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The Company’s NPV analysis models both an instantaneous 2% increasing and 2% decreasing interest rate scenario comparing the NPV in each scenario to the NPV in the current rate scenario. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. The NPV measure assumes a static balance sheet versus the growth assumptions that are incorporated into the earnings simulation measure, and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation model. As with earnings simulation modeling, assumptions about the timing and the variability of balance sheet cash flows are critical in NPV analysis. Particularly important are assumptions driving mortgage prepayments in both the loan and investment portfolios, and changes in the noncontractual deposit portfolios. These assumptions are applied consistently in both models. Based on the December 31, 2004 NPV analysis, a 2% instantaneous increase in interest rates was estimated to decrease NPV by 3.1%. NPV was estimated to decline 2.9% if rates immediately declined by 1%. Policy guidelines limit the amount of the estimated decline to 25% in a 2% rate change scenario, and 12.5% in a 1% rate change scenario. As with the earnings simulation modeling, due to the low level of interest rates over the past two years, the Company modified its standard decreasing rate scenario to a 1% rate decline for the years ended 2004 and 2003. By comparison, the December 31, 2003 NPV analysis estimated a 2% instantaneous increase in interest rates would decrease NPV by 10.8%. NPV was estimated to decline 3.2% if rates immediately declined by 1%.

                The following table shows the Company’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments’ fair values at December 31, 2004:

Expected Maturity/Principal Repayments at December 31, 2004

	2005	2006	2007	2008	2009	THERE- AFTER	TOTAL	AVERAGE INTEREST RATE	FAIR VALUE

	(DOLLARS IN THOUSANDS)
Rate Sensitive Assets

Loans and leases	$174,536	$111,474	$53,906	$38,650	$42,540	$103,801	$524,907	5.67%	$524,763

Investments	111,536	50,550	32,932	26,274	24,587	79,246	325,125	4.40%	325,379

Total rate sensitive assets	$286,072	$162,024	$86,838	$64,924	$67,127	$183,047	$850,032		$850,142

Rate Sensitive Liabilities

Savings, money market, and NOW accounts	$63,875	$63,908	$63,908	$39,965	$22,959	$34,011	$288,626	0.88%	$288,626

Time deposits	132,548	82,714	37,137	3,245	4,263	39	259,946	2.68%	260,299

Borrowings	114,414	25,000	10,000	—	—	42,751	192,165	2.63%	192,805

Total rate sensitive liabilities	$310,837	$171,622	$111,045	$43,210	$27,222	$76,801	$740,737		$741,730

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

Item 8 — Financial Statements and Supplementary Data

Consolidated Statements of Condition	(Dollars in thousands)
Assets	Dec. 31, 2004	Dec. 31, 2003

Cash and due from banks	$21,258	$21,824

Total Cash and Cash Equivalents	$21,258	$21,824

Held-to-maturity investment securities	5,367	6,756
Available-for-sale investment securities	319,758	299,031

Total Investment Securities	$325,125	$305,787
(fair value—$325,379 for 2004 and $306,271 for 2003)

Total Loans and Leases	$524,907	$477,071

Less: Unearned income	2,055	630
Less: Allowance for loan and lease losses	5,267	6,069

Net Loans and Leases	$517,585	$470,372

Bank premises, furniture, and equipment	12,335	10,410
Accrued interest receivable	4,005	4,017
Other Assets	13,626	13,845

Total Assets	$893,934	$826,255

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$74,549	$56,085
Interest-bearing deposits	548,572	505,315

Total Deposits	$623,121	$561,400

Borrowings	192,164	188,793
Accrued interest payable	1,451	1,244
Other liabilities	8,302	8,665

Total Liabilities	$825,038	$760,102

Shareholders’ equity: Preferred stock—par value $25.00 a share; 1,000,000 shares authorized, none issued; Common stock—par value $1.00 a share; 10,000,000 shares authorized, 3,947,140 and 3,910,029 shares issued, and 3,571,872 and 3,534,761 shares outstanding for 2004 and 2003, respectively	3,947	3,910
Surplus	10,298	9,268
Unamortized value of restricted stock	(1,047)	(563)
Undivided profits	62,235	57,976
Accumulated other comprehensive income	1,418	3,517
Treasury stock, at cost; 375,268 and 375,268 shares, respectively	(7,955)	(7,955)

Total Shareholders’ Equity	$68,896	$66,153

Total Liabilities and Shareholders’ Equity	$893,934	$826,255

The accompanying notes are an integral part of the consolidated financial statements.
30

Consolidated Statements of Income (Dollars in thousands)

Interest Income	Years Ended Dec. 31, 2004	Dec. 31, 2003		Dec. 31, 2002

Interest and fees on loans & leases	$28,431	$27,951		$28,177
Interest on investment securities:
U.S. Government and Agency obligations	8,943	9,141		11,555
Obligations of states and political subdivisions	3,158	2,920		2,678
Other	342	175		274
Interest on federal funds sold	45	33		30

Total Interest Income	$40,919	$40,220		$42,714

Interest Expense
Interest on deposits	$8,677	$8,505		$10,892
Interest on borrowings	4,007	4,322		5,052

Total Interest Expense	$12,684	$12,827		$15,944

Net Interest Income	28,235	27,393		26,770
Provision for loan & lease losses	984	2,349		1,895

Net Interest Income After Provision For Loan & Lease Losses	$27,251	$25,044		$24,875

Non-interest Income

Trust and brokerage services	$1,778	$1,357		$1,343
Service charges on deposit accounts	3,056	2,927		2,281
Investment securities gains	717	1,142		791
Gain on sale of loans	197	421		226
Bank owned life insurance	810	461		485
Net premium on sale of branch	—	1,407		—
Other non-interest income	1,665	1,572		1,638

Total Non-interest Income	$8,223	$9,287		$6,764

Total Operating Income	$35,474	$34,331		$31,639

Operating Expenses
Salaries, wages, and employee benefits	$14,919	$13,462		$12,518
Building, occupancy, and equipment	4,429	3,553		3,443
Communication expense	614	557		581
Stationary and supplies expense	520	414		744
Marketing expense	603	526		496
Other operating expense	5,208	5,016		4,595

Total Operating Expenses	$26,293	$23,528		$22,377

Income Before Income Taxes	9,181	10,803		9,262
Provision for income taxes	1,926	2,792		2,351

Net Income	$7,255	$8,011		$6,911

Net Income Per Common Share
Basic	$2.03	$2.28	$	$ 2.00
Diluted	$2.00	$2.23	$	$ 1.98

The accompanying notes are an integral part of the consolidated financial statements.
31

Consolidated Statements of Changes in Shareholders’ Equity (Dollars in thousands)

FOR THE YEARS ENDED DEC. 31, 2004, 2003, 2002	ISSUED COMMON SHARES	COMMON STOCK	SURPLUS	UNAMORTIZED VALUE OF RESTRICTED STOCK	UNDIVIDED PROFITS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	TOTAL

Balance at January 1, 2002	3,815,305	$3,815	$7,096	—	$49,086	$1,243	$(7,777)	$53,463

Comprehensive income
Net income					6,911			6,911
Other comprehensive income, net of taxes:						5,224		5,224
Stock options exercised	12,500	13	210					223
Cash dividends, $.79 per share					(2,725)			(2,725)
Treasury stock purchased							(143)	(143)

Balance at December 31, 2002	3,827,805	$3,828	$7,306	—	$53,272	$6,467	$(7,920)	$62,953

Comprehensive income
Net income					8,011			8,011
Other comprehensive income, net of taxes:						(2,950)		(2,950)
Issuance of restricted stock	22,500	22	616	(638)				—
Amortization of restricted stock				75				75
Stock options exercised	59,724	60	1,346					1,406
Cash dividends, $.94 per share					(3,307)			(3,307)
Treasury stock purchased							(35)	(35)

Balance at December 31, 2003	3,910,029	$3,910	$9,268	($563)	$57,976	$3,517	$(7,955)	$66,153

Comprehensive income
Net income					7,255			7,255
Other comprehensive income, net of taxes:						(2,099)		(2,099)
Issuance of restricted stock	20,000	20	641	(661)				—
Amortization of restricted stock				177				177
Stock options exercised	17,111	17	389					406
Cash dividends, $.84 per share					(2,996)			(2,996)
Treasury stock purchased							—	—

Balance at December 31, 2004	3,947,140	$3,947	$10,298	($1,047)	$62,235	$1,418	$(7,955)	$68,896

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income (Dollars in thousands)

	Years Ended Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002
Other comprehensive (loss) income, before tax:

Change in minimum pension liability adjustment	$(56)	$—	$—
Unrealized (loss) gain on securities:

Unrealized holding (losses) gains arising during period	(3,404)	(4,916)	8,707

Other comprehensive (loss) income, before tax	(3,460)	(4,916)	8,707

Income tax benefit (expense) related to other comprehensive (loss) income	1,361	1,966	(3,483)

Other comprehensive (loss) income, net of tax	(2,099)	(2,950)	5,224

Net Income	7,255	8,011	6,911

Comprehensive income	$5,156	$5,061	$12,135

The accompanying notes are an integral part of the consolidated financial statements.
32

Consolidated Statements of Cash Flows (Dollars in thousands)

Increase (Decrease) in Cash and Cash Equivalents
	Years Ended Dec. 31, 2004	2003	2002
Operating Activities
Net income	$7,255	$8,011	$6,911
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	984	2,349	1,895
Provision for depreciation	1,639	1,416	1,469
Decrease (increase) in surrender value of life insurance	132	(461)	(485)
Provision (benefit) for deferred income taxes	2,429	352	(245)
(Accretion) amortization of investment security discounts and premiums, net	(280)	(164)	355
Realized investment security gains	(717)	(1,142)	(791)
Realized (gain) loss on the sale of assets	(71)	46	(4)
Proceeds from the sale of mortgage loans	10,848	26,108	14,752
Origination of loans held-for-sale	(10,754)	(25,987)	(14,526)
Gain on sale of loans	(94)	(121)	(226)
Gain on sale of branch	—	(1,458)	—
Restricted stock expense	177	75	—
Change in other assets and liabilities	(836)	2,032	(1,782)

Net Cash Provided by Operating Activities	$10,712	$11,056	$7,323

Investing Activities
Proceeds from maturities, redemptions, calls and principal repayments of investment securities, available-for-sale	$65,071	$86,560	$63,726
Proceeds from maturities, redemptions, calls and principal repayments of investment securities, held-to-maturity
	4,454	3,937	2,862
Proceeds from sales of investment securities	31,468	68,826	33,075
Purchase of investment securities, available-for-sale	(119,673)	(149,222)	(131,145)
Purchase of investment securities, held-to-maturity	(3,065)	(4,504)	(1,679)
Net increase in loans	(48,197)	(64,778)	(39,839)
Purchases of premises and equipment	(3,663)	(1,833)	(1,315)
Proceeds from the sale of premises and equipment	170	213	191
Net cash used in sale of branch	—	(10,566)	—

Net Cash Used by Investing Activities	$(73,435)	$(71,367)	$(74,124)

Financing Activities
Net increase in demand deposits, NOW accounts, and savings accounts	$17,519	$40,871	$15,841
Net increase (decrease) in time deposits	44,202	(13,094)	31,520
Net increase in short-term borrowings	33,371	19,105	7,242
Net (decrease) increase in long-term borrowings	(30,000)	15,310	15,000
Proceeds from the exercise of stock options	406	1,406	223
Treasury stock purchased	—	(35)	(143)
Cash dividends	(3,341)	(2,902)	(3,034)

Net Cash Provided by Financing Activities	$62,157	$60,661	$66,649

Increase (decrease) in Cash and Cash Equivalents	(566)	350	(152)
Cash and cash equivalents at beginning of year	21,824	21,474	21,626

Cash and Cash Equivalents at End of Year	$21,258	$21,824	$21,474

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowings	$12,477	$13,045	$15,790
Income taxes	1,280	2,600	3,085
Noncash investing activities:
Decrease (increase) in net unrealized gain/losses on available-for-sale securities	3,404	4,916	(8,707)
Change in minimum pension liability adjustment	56	—	—
Noncash financing activities:
Dividend declared and unpaid	750	1,096	691

The accompanying notes are an integral part of the consolidated financial statements.
34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations:

                 Alliance Financial Corporation (the Company) is a bank holding company, which owns and operates Alliance Bank, N.A. and Alliance Financial Capital Trust I. The Company provides financial services through its Bank subsidiary primarily to individuals, small- to medium-sized businesses and government customers from 20 customer service facilities in Cortland, Madison, western Oneida, and Onondaga counties. Alliance Financial Capital Trust I was formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities to third party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The Bank has a substantially wholly owned subsidiary, Alliance Preferred Funding Corp., which is engaged in residential real estate activity and a wholly owned subsidiary, Alliance Leasing, Inc., which is engaged in commercial leasing activity.

                 On February 18, 2005, the Bank closed its previously announced acquisition of certain personal trust accounts and related assets under management from HSBC, USA, NA. The Bank assumed the successor trustee role from HSBC on approximately 1830 personal trust accounts and further assumed approximately $560,000,000 in assets under management. Combined with its existing trust business the Bank now manages over 2400 trust accounts and approximately $800,000,000 of related investment assets. In connection with the acquisition the Bank hired 13 trust professionals from HSBC and opened an office in Buffalo New York to manage the acquired accounts.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

                 The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Alliance Bank, N.A., after elimination of inter-company accounts and transactions. The Company’s wholly owned subsidiary Alliance Financial Capital Trust I qualifies as a variable interest entity under FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” However, the Company is not the primary beneficiary and therefore has not consolidated the accounts of Alliance Financial Capital Trust I in its consolidated financial statements.

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

Investment Securities:

                 The Company classifies investment securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those that the Company has the positive intent and ability to hold to maturity, and are reported at cost, adjusted for amortization of premiums and accretion of discounts. Investment securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value, with net unrealized holding gains and losses reflected as a separate component of shareholders’ equity, net of the applicable income tax effect. None of the Company’s investment securities have been classified as trading securities. Gains and losses on the sale of investment securities are based on the specific identification method. Premiums and discounts on securities are amortized and accreted into income using the interest method over the life of the security. Investment securities are reviewed regularly for other than temporary impairment. Where there is other than temporary impairment, the impairment loss is recognized in the consolidated statements of income.

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

Allowance for Loan and Lease Losses:

                 The allowance for loan and lease losses represents management’s best estimate of probable loan and lease losses in the Company’s loan portfolio. Management’s quarterly evaluation of the allowance for loan and lease losses is a comprehensive analysis that builds a total reserve by evaluating the risks within each loan type, or pool, of similar loans and leases. The Company uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates a reserve for each pool based on the most recent three-year loss rate, adjusted to reflect the expected impact that current trends regarding loan and lease growth, delinquency, losses, economic conditions, loan concentration, policy changes, and current interest rates are likely to have. For commercial loan and lease pools, the Company evaluates all loans and leases in excess of $150,000, which have been risk rated under the Company’s risk rating system, as substandard or doubtful for potential impairment. If impairment exists, a specific allocation to the allowance is made for the identified commercial loan or lease. The specific allocation is based on the most recent valuation of the loan collateral and the customer’s ability to pay. For all other commercial loans, the Company uses the general allocation methodology that establishes a reserve for each risk rating category. The general allocation methodology for commercial loans and leases considers the same factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management’s best estimate of the probable loan and lease losses in the Company’s loan portfolio.

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

                 Loans will be charged off when they are considered a loss regardless of the delinquency status. From a delinquency standpoint, the policy of this bank is to charge off loans when they are one hundred and twenty (120) days past due unless extenuating circumstances are documented that attest to the ability to collect the loan. Special circumstances to include fraudulent loans and loans in bankruptcy will be charged off no later than ninety (90) days of discovery or within one hundred and twenty days (120) days delinquent, whichever is shorter. In lieu of charging off the entire loan balance, loans with collateral may be written down to the value of the collateral, less cost to sell, if foreclosure of repossession of collateral is assured and in process.

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

Bank Premises, Furniture, and Equipment:

                 Bank premises, furniture, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from one year to ten years for furniture, fixtures and equipment; three to five years for software, hardware, and data handling equipment; and ten to thirty-nine years for buildings and building improvements. Leasehold improvements are amortized over the term of the respective lease. Maintenance and repairs are charged to operating expenses as incurred. The asset cost and accumulated depreciation are removed from the accounts for assets sold or retired and any resulting gain or loss is included in the determination of the income.

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

	2004	2003	2002

Net Income (in thousands):
As reported	$7,255	$8,011	$6,911
Less pro forma expense related to options granted, net of related tax effects	(43)	(542)	(381)

Pro forma net income	$7,212	$7,469	$6,530

Pro forma net income per share:
Basic – as reported	$2.03	$2.28	$2.00
Basic – pro forma	2.02	2.13	1.89
Diluted – as reported	2.00	2.23	1.98
Diluted – pro forma	1.99	2.08	1.87

                 The fair value of stock options granted prior to 2003 was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company’s employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The fair value of the 2,000 options granted by the Company in 2004 was estimated by the Company. There were no stock options granted by the Company in 2003.

                 The fair values of the stock options granted in 2002 were estimated at the date of the grant using the Black-Scholes option pricing model using the following assumptions:

	2004	2003	2002

Risk-free interest rate	—	—	4.52%
Expected dividend yield	—	—	3.40%
Volatility	—	—	29.86%

                 The per share weighted average fair value of stock options granted during 2002 was $5.27.

                 The majority of the stock options, that have been granted by the Company, vest upon the attainment of certain stock price targets. The expected life for options vesting upon the attainment of certain stock price targets is two years after the performance target is attained and the option is vested, or nine years if the targets are not met. Increased volatility of the Company’s stock price in 2003 accelerated the expected vesting of options previously granted, and is reflected in increased pro-forma expense in 2003. Additional information regarding the Company’s Stock Option Plan is detailed in Footnote 12.

                 In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R, Share-Based Payment (SBP) that will require the Company to expense the value of employee stock options and similar awards. Under FAS 123R, the fair value of SBP awards is required to be included as compensation expense in the income statement beginning on the date that the Company grants awards to employees. For vested awards that are outstanding on the effective date of FAS 123R, the Company will not be required to record any additional compensation expense. For unvested awards that are outstanding on the effective date, compensation expense will be recognized in the income statement over the remainder of the vesting period for each option. Since the majority of employee stock options issued by the Company are vested and restricted stock awards are currently being recorded as compensation expense, the Company expects that the effect of FAS 123R on its financial statements will be minimal. FAS 123R is effective for the Company’s interim and annual periods beginning July 1, 2005. Until that date, the Company will continue to account for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees.

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

Earnings Per Share:

                 Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding throughout each year; 3,565,226, 3,510,074, and 3,448,431for 2004, 2003, and 2002, respectively. Diluted earnings per share gives the effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. Weighted average shares outstanding adjusted for the effect of the assumed exercise of stock options were 3,631,806, 3,584,930, and 3,482,809 for the years 2004, 2003, and 2002, respectively. For the years ending December 31, 2004, 2003 and 2002, basic earnings per share were $2.03, $2.28, and $2.00 respectively and diluted earnings per share were $2.00, $2.23, and $1.98 respectively.

Subsequent Events:

                  On February 15, 2005, the Bank entered into a 20-year agreement with Onondaga County, N.Y. for naming rights to its triple-A baseball stadium in Syracuse, N.Y., for which the Bank will pay in total, $2.8 million through annual installments.

2. INVESTMENT SECURITIES The amortized cost and approximate fair value of investment securities at December 31 are as follows:

(Dollars in Thousands)

Held-to-Maturity—2004	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

Obligations of states and political subdivisions	$5,367	$254	—	$5,621

Total	$5,367	$254	—	$5,621

Available-for-Sale—2004
U.S. Treasury and other U.S. government agencies	$98,197	$369	$994	$97,572
Obligations of states and political subdivisions	70,688	3,455	67	74,076
Mortgage-backed securities	135,431	447	789	135,089
Total	$304,316	$4,271	$1,850	$306,737

Stock Investments
Federal Home Loan Bank and Federal Reserve Bank stock	$8,037	—	—	$8,037
Other equity securities	4,448	55	—	4,503
Mutual Funds	500	—	19	481

Total stock investment	$12,985	55	$19	$13,021

Total available-for-sale	$317,301	$4,326	$1,869	$319,758

Net unrealized gain on available-for-sale	2,457

Grand total carrying value	$325,125
Held-to-Maturity—2003
Obligations of states and political subdivisions	$6,756	$484	—	$7,240

Total	$6,756	$484	—	$7,240
Available-for-Sale—2003
U.S. Treasury and other U.S. government agencies	$115,494	$2,789	$898	$117,385
Obligations of states and political subdivisions	64,281	4,103	97	68,287
Mortgage-backed securities	103,598	689	710	103,577

Total	$283,373	$7,581	$1,705	$289,249

Stock Investments
Federal Home Loan Bank and Federal Reserve Bank stock	$6,348	—	—	$6,332
Other equity securities	2,948	—	—	2,964

Mutual Funds	500	—	14	486

Total stock investment	$9,796	—	$14	$9,782

Total available-for-sale	$293,169	$7,581	$1,719	$299,031

Net unrealized gain on available-for-sale	5,862

Grand total carrying value	$305,787

                The carrying value and estimated market value of debt securities at December 31, 2004 by contractual maturity are shown below. The maturities of mortgage-backed securities are based on average life of the security. All other expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars In Thousands)
	HELD-TO-MATURITY		AVAILABLE-FOR-SALE

	AMORTIZED COST	ESTIMATED FAIR VALUE	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$2,817	$2,950	$48,049	$48,055
Due after one year through five years	1,774	1,858	146,714	147,053
Due after five years through ten years	279	292	85,510	87,409
Due after ten years	497	521	24,043	24,220

Total debt securities	$5,367	$5,621	$304,316	$306,737

                At December 31, 2004 and 2003, investment securities with a carrying value of $200,700 and $187,274, respectively, were pledged as collateral for certain deposits and other purposes as required or permitted by law.

                 The Company recognized gross gains of $717, $1,142, and $835 for 2004, 2003, and 2002, respectively, and gross losses of $0, $0, and $44 for 2004, 2003, and 2002, respectively.

                 The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

(Dollars in thousands)
	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL

TYPE OF SECURITY	FAIR VALUE	UNREALIZED LOSS	FAIR VALUE	UNREALIZED LOSS	FAIR VALUE	UNREALIZED LOSS

U.S. Treasury and other U.S.	$38,541	$424	$9,810	$570	$48,351	$994
government agencies
Obligations of states and
political subdivisions	2,987	22	941	45	3,928	67
Mortgage-backed securities	74,692	439	21,338	350	96,030	789

Subtotal, debt securities	$116,220	$885	$32,089	$965	$148,309	$1,850
Mutual Funds	—	—	500	19	500	19

Total temporarily impaired	$116,220	$885	$32,589	$984	$148,809	$1,869
securities

3. LOANS AND LEASES

                 Substantially all of the Bank’s loans and leases are granted to borrowers concentrated primarily within Cortland, Madison, Oneida, and Onondaga Counties.

                 Major classifications of loans and leases at December 31 are as follows:

(Dollars In Thousands)
	2004	2003

Commercial loans and leases	$166,757	$147,142
Real estate loans	176,666	173,963
Indirect loans	117,622	97,163
Consumer loans	63,862	58,803

Total	$524,907	$477,071

Less: Unearned income	2,055	630
Less: Allowance for loan & lease losses	5,267	6,069

Net loans & leases	$517,585	$470,372

                Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid balances of mortgage loans serviced for others were $46,656, $42,135, and $25,614 at December 31, 2004, 2003, and 2002, respectively. The carrying value of mortgage servicing rights was $292 and $263 at December 31, 2004 and 2003, respectively.

                 Non-performing loans and leases and impaired loans and leases at December 31 are as follows:

(Dollars In Thousands)
	2004	2003

Loans ninety days past due and still accruing	$317	$476
Non-accrual loans	2,434	4,177

Total non-performing loans	$2,751	$4,653

Total impaired loans	$0	$1,237

4. ALLOWANCE FOR LOAN AND LEASE LOSSES Changes in the allowance for loan and lease losses for the years ended December 31 are summarized as follows:

(Dollars In Thousands)
	2004	2003	2002

Balance at January 1	$6,069	$5,019	$4,478
Provision for loan and lease losses	984	2,349	1,895
Recoveries credited	404	370	440

Subtotal	$7,457	$7,738	$6,813
Less: Loans and leases charged-off	2,190	1,669	1,794

Balance at December 31	$5,267	$6,069	$5,019

5. RELATED PARTY TRANSACTIONS

                 Directors and executive officers of the Company and their affiliated companies were customers of, and had other transactions with, the Company in the ordinary course of business during 2004. It is the Company’s policy that all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than normal risk of collectibility or present other unfavorable features. Loan transactions with related parties are summarized as follows:

(Dollars In Thousands)
	2004	2003	2002

Balance at beginning of year	$8,002	$8,963	$9,692
New loans and advances	964	898	1,220
Loan payments	(73)	(1,859)	(1,949)

Balance at end of year	$8,893	$8,002	$8,963

6. BANK PREMISES, FURNITURE, AND EQUIPMENT Bank premises, furniture, and equipment at December 31 consist of the following:

(Dollars In Thousands)
	2004	2003	2002

Land	$1,155	$1,160	$1,078
Bank premises	11,095	9,766	9,734
Furniture and equipment	17,706	15,584	14,347

Subtotal	$29,956	$26,510	$25,159

Less: Accumulated depreciation	17,621	16,100	14,879

Balance at end of year	$12,335	$10,410	$10,280

7. DEPOSITS The carrying amounts of deposits consisted of the following at December 31:

(Dollars In Thousands)
	2004	2003	2002

Noninterest-bearing checking	$74,549	$56,085	$54,113
Interest-bearing checking	81,891	85,614	80,835
Savings accounts	62,783	63,557	68,643
Money market accounts	143,952	140,611	109,592
Time deposits	259,946	215,533	233,470

Total deposits	$623,121	$561,400	$546,653

The following table indicates the maturities of the Company’s time deposits at December 31:

(Dollars In Thousands)
	2004	2003	2002

Due in one year	$132,548	$133,050	$139,186
Due in two years	82,714	64,282	61,238
Due in three years	37,137	6,251	15,602
Due in four years	3,246	9,229	3,164
Due in five years or more	4,301	2,721	14,280

Total time deposits	$259,946	$215,533	$233,470

         Total time deposits in excess of $100 as of December 31, 2004 and 2003 were $69,158 and $62,395, respectively.

8. BORROWINGS

         The following is a summary of borrowings outstanding at December 31:

(Dollars In Thousands)

	2004	2003	2002

Short-term: Federal Home Loan Bank overnight advances	$3,600	$9,000	$8,500
Federal Funds purchased	10,000	—	—
Securities sold under repurchase agreements	23,254	19,983	16,167
Federal Home Loan Bank term advances	—	—	10,000
Repurchase agreements	65,000	39,500	15,000

Total short-term borrowings	$101,854	$68,483	$49,667

Long-term Federal Home Loan Bank term advances	70,000	70,000	55,000
Repurchase agreements	10,000	40,000	50,000
Junior subordinated debentures	10,310	10,310	—

Total long-term borrowings	$90,310	$120,310	$105,000

Total borrowings	$192,164	$188,793	$154,667

The principal balance, interest rate and maturity of the preceding borrowings at December 31, 2004 is as follows:

TERM	INCURRED DATE	PRINCIPAL	RATES

Short-term: Federal Home Loan Bank overnight advances	12/31/2004	$3,600	2.38%

Federal Funds purchased	12/31/2004	10,000	2.69%
Securities sold under repurchase agreements	12/31/2004	23,254	2.15%

Total overnight borrowings		$36,854

Repurchase agreements
original term – 92 days	10/14/2004	10,000	2.11%
original term – 6 months	11/23/2004	15,000	2.64%
original term – 30 days	12/21/2004	10,000	2.40%
original term – 11 days	12/23/2004	20,000	2.40%
original term – 62 days	12/28/2004	10,000	2.52%

Total repurchase agreements		$65,000

Total short-term borrowings		$101,854

Long-term Federal Home Loan Bank term advances
original term – 10 years	7/20/2000	$5,000	5.92%
original term – 10 years	7/26/2000	5,000	6.30%
original term – 10 years	4/27/2001	5,000	4.13%
original term – 2.25 years	12/24/2002	5,000	2.63%
original term – 2.75 years	12/24/2002	5,000	2.63%
original term – 3.25 years	12/24/2002	5,000	2.63%
original term – 3.75 years	12/24/2002	5,000	2.64%
original term – 2.92 years	1/21/2003	10,000	2.03%
original term – 3 years	5/15/2003	15,000	2.24%
original term – 2.5 years	8/18/2004	5,000	3.11%
original term – 2.75 years	8/19/2004	5,000	3.24%

Total advances		$70,000

Repurchase agreements
original term – 1 year	8/20/2004	10,000	2.28%

Total repurchase agreements		$10,000
Junior subordinated debentures original term – 30 years	12/19/2003	10,310	5.01%

Total long-term borrowings		$90,310

Information related to borrowings at December 31 is as follows:

	2004	2003	2002

Maximum outstanding at any month end	$192,164	$188,793	$156,692
Average amount outstanding during the year	$163,149	$159,914	$142,628

Average interest rate during the year	2.46%	2.70%	3.54%

                 Average amounts outstanding and average interest rates are computed using monthly averages.

                 The Company offers retail repurchase agreements primarily to its larger business customers. Under the terms of the agreement, the Company sells investment portfolio securities to the customer agreeing to repurchase the securities at a specified later date. The Company views the borrowing as a deposit alternative for its business customers. The Company at December 31, 2004 had securities with a carrying value of $36,694 pledged as collateral for these agreements.

                At December 31, 2004 and 2003, the Company had available an overnight line of credit and a one-month overnight repricing line of credit with the Federal Home Loan Bank of New York (FHLB), that totaled $85,966 and $76,599, respectively, of which $3,600 and $9,000 was outstanding as of December 31, 2004 and 2003, respectively. The Company also has access to the FHLB’s Term Advance Program under which it can borrow at various terms and interest rates. Residential mortgage loans in the amount of $153,328 have been pledged by the Company under a blanket collateral agreement to secure the Company’s line of credit and term borrowings. At December 31, 2004, the Company’s total borrowing capacity with the FHLB was $116,611.

                Repurchase agreements outstanding at December 31, 2004 are at interest rates ranging from 2.11% to 2.64%. The face value at December 31, 2004 of investment securities pledged under repurchase agreements and other borrowings approximated $77,431.

                On December 19, 2003, the Company formed a wholly owned subsidiary, Alliance Financial Capital Trust I, a Delaware business trust. The Trust issued $10,000 of 30-year floating rate Company-obligated pooled capital securities. The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2033, but may be redeemed at the Company’s option on predetermined dates with the first redemption date at par in five years. The Federal Deposit Insurance Company and the Federal Reserve Bank currently treat these capital securities as Tier 1 capital. The capital securities of the trust are a pooled trust preferred fund of ALESCO Preferred Funding II, Ltd., and interest rates on the securities adjust quarterly based on the 3-month LIBOR plus 2.85% (5.01% at December 31, 2004). The Company guarantees all of the securities. The Company capitalized $296 of deferred financing costs associated with the debt issuance, which is being amortized on a straight-line basis over a 30-year period. The capital securities held by the trust qualify as Tier 1 capital for the Company under Federal Reserve guidelines. As a result of FIN 46, the Federal Reserve Board is currently evaluating whether the inability to consolidate the trust with the Company will affect the qualification of the capital securities as Tier 1 capital. If in the future it is determined that the capital securities can no longer qualify as Tier 1 capital, the effect of such a change would not have a material impact on the Company’s capital ratios.

                At December 31, 2004 and 2003, the Company had available $12,500 of Federal Funds lines of credit with other financial institutions, of which $10,000 was in use at December 31, 2004 and none of the lines were being used at year-end 2003.

9. INCOME TAXES

         The provision for income taxes for the years ended December 31 is summarized as follows:

(Dollars In Thousands)

	2004	2003	2002

Current tax (benefit) expense	$(503)	$2,440	$2,596
Deferred tax provision (benefit)	2,429	352	(245)

Total provision for income taxes	$1,926	$2,792	$2,351

The provision for income taxes includes the following:

	2004	2003	2002

Federal income tax	$1,785	$2,499	$1,993
New York State franchise tax	141	293	358

Total	$1,926	$2,792	$2,351

                 The components of deferred income taxes, included in other liabilities, at December 31, are as follows:

	2004	2003	2002

Assets:
Allowance for loan and lease losses	$2,052	$2,364	$1,796
Postretirement benefits	1,330	1,223	1,127
Deferred compensation	1,159	1,089	1,032
Other	458	125	73

Total Assets	$4,999	$4,801	$4,028

Liabilities:
Investment securities	$1,244	$2,459	$4,362
Depreciation	3,766	1,306	343
Other	318	320	221

Total Liabilities	$5,328	$4,085	$4,926

Net deferred tax (liability) asset	$(329)	$716	$(898)

A reconciliation between the statutory federal income tax rate and the effective income tax rate for 2004, 2003 and 2002 is as follows:

	2004	2003	2002

Statutory federal income tax rate	34.0%	34.0%	34.0%
State franchise tax, net of federal tax benefit	1.2%	1.2%	1.1%
Tax exempt interest income	(10.8%)	(10.0%)	(10.8%)

Tax exempt insurance income	(3.0%)	—	—
Other, net	(0.4%)	0.6%	1.1%

Total	21.0%	25.8%	25.4%

10. RETIREMENT PLANS AND POST-RETIREMENT BENEFITS

                 The Company provides retirement benefits through a defined contribution 401(k) plan that covers substantially all of its employees. Contributions to the Company’s 401(k) plan are determined by the Board of Directors and are based on percentages of compensation for eligible employees. Contributions are funded following the end of the plan (calendar) year. Company contributions to the plan were $594, $578, and $475 in 2004, 2003, and 2002, respectively.

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

                 The following tables set forth the changes in the post-retirement plans, fair value of plan assets, and accrued benefit cost as of December 31, 2004 and 2003:

(Dollars In Thousands)
	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$5,230	$4,895
Service cost	131	116
Interest cost	306	312
Amendments	—	—
Actuarial (gain)/loss	(154)	160
Benefits paid	(299)	(253)

Benefit obligation at end of year	$5,214	$5,230

	2004	2003

Components of prepaid/accrued benefit cost:
Unfunded status	$(5,214)	$(5,230)
Unrecognized prior service cost/(benefit)	291	320
Unrecognized actuarial net loss	1,536	1,775

Accrued benefit obligation at end of year	$(3,387)	$(3,135)

                The weighted average discount rate used in determining the benefit obligation as of December 31, 2004 and 2003 was 5.75% and 6.00%, respectively.

                 For measurement purposes, with respect to the postretirement benefit plans, a 12.0 percent annual rate of increase in the per capita cost of covered health care benefits is assumed for 2005. The rate is assumed to decrease gradually to 4.5 percent by the year 2014 and remain at that level thereafter.

                 The composition of the plan’s net periodic cost for the years ended December 31 is as follows:

(Dollars In Thousands)

	2004	2003	2002

Service cost	$145	$116	$108
Interest cost	306	312	288
Amortization of unrecognized prior service cost	99	91	69

Net periodic cost	$550	$519	$465

                 Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	ONE PERCENTAGE	ONE PERCENTAGE

	POINT INCREASE	POINT DECREASE

Effect on postretirement plan obligations	48	(40)
Effect on postretirement plan obligations	441	(371)

The following postretirement healthcare benefits are expected to be paid:

Benefits paid for the year,	(Dollars in thousands)

2005	$277
2006	285
2007	301
2008	293
2009	281
2010 - 2014	$1,530

                 It is important to note that the above benefit payments include expected life insurance claims, rather than the premiums that the Company is paying to provide the life insurance.

11.  DEFERRED COMPENSATION AND SUPPLEMENTAL RETIREMENT PLANS

                 The Company maintains optional deferred compensation plans for its directors, whereby fees normally received are deferred and paid by the Company upon the retirement of the director. At December 31, 2004 and 2003 other liabilities included approximately $1,504 and $1,298, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2004, 2003, and 2002 approximated $237, $218, and $218, respectively.

                The Company has supplemental executive retirement plans for certain employees. Included in other assets, the Company has segregated assets of $705 and $806 at December 31, 2004 and 2003, respectively, to fund the estimated benefit obligation. At December 31, 2004 and 2003, other liabilities included approximately $1,472 and $1,499 accrued under these plans. The benefit obligation, service cost, and actuarial gain/(loss) were $1,648, $209, and ($148), respectively, at December 31, 2004 and $1,781, $232, and ($246), respectively, at December 31, 2003. Compensation expense includes approximately $171, $165, and $223 relating to these plans at December 31, 2004, 2003, and 2002, respectively.

                The discount rate used in determining the benefit obligation as of December 31, 2004 and 2003 was 5.75% and 6.00%, respectively. For measurement purposes in 2004, with respect to the supplemental executive retirement plans, an 8.50 percent annual rate was assumed as the investment return on account balances and salaries were assumed to increase at a rate of 4.00%.

12.  STOCK OPTION PLAN

                 The Company has a long-term incentive compensation plan that has been approved by the shareholders authorizing the use of 550,000 shares of authorized but unissued common stock of the Company. Under the plan, the Board of Directors may grant incentive stock options, non-qualified stock options, and restricted stock awards to officers, employees, and certain other individuals. Of the 268,410 options outstanding at December 31, 2004, 246,410 of the options were issued with a 10-year term, vesting one year after the issue date, and exercisable based on the Company achieving specified stock prices. 20,000 of the options issued with a 10-year term and vest and become exercisable ratably over a three-year period. 2,000 of the options were issued with a five-year term and vested on issuance.

Activity in the plan for 2004, 2003, and 2002 was as follows:

	OPTIONS OUTSTANDING	RANGE OF OPTION PRICE PER SHARE	SHARES EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE OF OPTIONS OUTSTANDING

2002
Granted	63,900	$23.50	0	$23.50
Exercised	12,500	$17.75-$18.25	0	$17.79
Forfeited	22,077	$17.75-$24.75	0	$24.11
Ending balance	346,196	$17.75-$24.75	104,042	$22.58

2003
Granted	0	0	0	0
Exercised	59,724	$17.75-$24.75	0	$23.55
Forfeited	1,974	$24.75	0	$24.75
Ending balance	284,498	$17.75-$24.75	229,120	$21.81

2004
Granted	2,000	$26.93-$28.65	0	$27.79
Exercised	17,111	$18.25-$26.93	0	$23.76
Forfeited	977	$24.75-$26.93	0	$25.31
Ending balance	268,410	$17.75-$28.65	226,911	$22.30

                 As of December 31, 2004, 10,000 of the options issued in 1999 were exercisable at an exercise price of $21.75. The options have a remaining life of 4.20 years. As of December 31, 2004, 40,000, 77,459, and 37,500 options issued in 2000 were exercisable at an exercise price of $18.50, $24.75 and $17.75, respectively. These options have a remaining life of 5 years. As of December 31, 2004, 1,000, 8,000 and 500 options issued in 2001 were exercisable at an exercise price of $18.25, $19.00 and $20.25, respectively. These options have a remaining life ranging from 1 to 6 years. As of December 31, 2004, 51,452 options issued in 2002 were exercisable at an exercise price of $23.50. These options have a remaining life of 7 years. There were no stock options granted in 2003. As of December 31, 2004, 1,000 of the options issued in 2004 were exercisable at an exercise price of $28.65. These options have a remaining life of 4.5 years.

                 The following is a summary of activity in restricted stock for the years ended December 31,

	SHARES	WEIGHTED AVERAGE GRANT PRICE

2003
Granted	22,500	$28.34
Vested	—	—
Forfeited	—	—
Ending balance	22,500	$28.34

2004
Granted	20,000	$33.05
Vested	—	—
Forfeited	—	—
Ending balance	42,500	$30.56

                 The Company awards shares of restricted stock under the long-term incentive compensation plan. Restricted stock awards are recorded as deferred compensation, a component of stockholders’ equity, at fair value at the date of the grant and amortized to compensation expense over the specified vesting periods. These shares become vested over a 7-year period. Furthermore, 50% of the shares awarded, to all grantees except the Company’s Chief Executive Officer, become vested on the date, at least three years after the award date, that the Company’s stock price has closed at a price that is at least 160% of the award price for 15 consecutive days.

                 Compensation expense to record the amortization of the cost of all restricted shares issued for the years ended December 31, 2004 and 2003 was $177,000 and $75,000, respectively. There was no compensation expense in 2002 for restricted stock.

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

                 Financial instruments whose contract amounts represent credit risk:

(Dollars In Thousands)

	CONTRACT AMOUNT
	2004	2003	2002

Commitments to extend credit	$87,346	$68,916	$70,738
Standby letters of credit	$5,105	$5,576	$4,031

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

                The Company leases office space and certain branches under noncancelable operating lease agreements having initial terms which expire at various dates through 2019. Total rental expenses were approximately $669 in 2004, $429 in 2003, and $426 in 2002.

Minimum rental payments under the initial terms of these leases are summarized as follows:

Year ending December 31,	(Dollars in thousands)

2005	$774
2006	665
2007	645
2008	629
2009	549
Thereafter	$1,642

Total minimum lease payments	$4,904

                The Company is required to maintain a reserve balance as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ended December 31, 2004 was $6,425.

14.  DIVIDENDS AND RESTRICTIONS

                The primary source of cash to pay dividends to the Company’s shareholders is through dividends from its banking subsidiary. The Federal Reserve Board and the Office of the Comptroller of the Currency are authorized to determine certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe or unsound practice. Banking organizations may generally only pay dividends from the combined current year and prior two years net income less any dividends previously paid during that period. At December 31, 2004, approximately $17,200 was available for the declaration of dividends by the Bank. There were no loans or advances from the subsidiary Bank to the Company at December 31, 2004.

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

                The carrying amounts and estimated fair values of financial instruments are as follows:

(DOLLARS IN THOUSANDS)	DEC. 31, 2004 CARRYING AMOUNT	DEC. 31, 2004 FAIR VALUE	DEC. 31, 2003 CARRYING AMOUNT	DEC. 31, 2003 FAIR VALUE

Financial Assets:
Cash and cash equivalents	$21,258	$21,258	$21,824	$21,824
Investment securities	325,125	325,379	305,787	306,271
Loans and leases	524,907	524,763	477,071	481,397

Total Financial Assets	$871,290	$871,400	$804,682	$809,492

Financial Liabilities:
Deposits	$623,121	$623,475	$561,400	$563,070
Borrowings	192,164	192,805	188,793	191,019

Total Financial Liabilities	$815,285	$816,280	$750,193	$754,089

                The fair value of commitments to extend credit and standby letters of credit is not significant.

                The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents:

.               The carrying amounts reported in the consolidated statements of condition for cash and short-term instruments approximate those assets’ fair value.

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

                Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and its subsidiary Bank met all capital adequacy requirements to which they were subject to.

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

                As discussed in Note 8, the capital securities held by the Company’s subsidiary, Alliance Capital Trust I, qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. As a result of FIN 46, the Federal Reserve Board is currently evaluating whether the inability to consolidate the trust with the Company will affect the qualification of the capital securities as Tier 1 capital. If in the future it is determined that the capital securities can no longer qualify as Tier 1 capital, the effect of such a change would not have a material impact on the Company’s capital ratios.

                The Company’s actual capital amounts and ratios are presented in the following table:

		FOR CAPITAL ADEQUACY PURPOSES			TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS

	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO

As of December 31, 2004
Total Capital (to Risk-Weighted Assets)	$82,858	15.34%	$43,212	>8.00%	$54,015	>10.00%
Tier 1 Capital (to Risk-Weighted Assets)	77,461	14.34%	21,606	>4.00%	32,409	>6.00%
Tier 1 Capital (to Average Assets)	77,461	8.70%	35,595	>4.00%	44,493	>5.00%

As of December 31, 2003
Total Capital (to Risk-Weighted Assets)	$78,665	15.93%	$39,479	>8.00%	$49,349	>10.00%
Tier 1 Capital (to Risk-Weighted Assets)	72,596	14.70%	19,739	>4.00%	29,609	>6.00%
Tier 1 Capital (to Average Assets)	72,596	8.92%	32,540	>4.00%	40,675	>5.00%

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) Summarized quarterly financial information for the years ended December 31, 2004 and 2003 is as follows:

THREE MONTHS ENDED	3/31/04	6/30/04	9/30/04	12/31/04	3/31/03	6/30/03	9/30/03	12/31/03

Total interest income	$10,024	$10,079	$10,108	$10,708	$10,446	$10,009	$9,767	$9,998
Total interest expense	3,036	2,985	3,127	3,536	3,515	3,356	3,042	2,914
Net interest income	6,988	7,094	6,981	7,172	6,931	6,653	6,725	7,084
Provision for loan losses	14	165	140	665	953	608	404	384
Noninterest income	2,167	1,918	2,187	1,951	1,991	3,487	2,057	1,752
Noninterest expense	6,617	6,526	6,512	6,638	5,669	5,657	5,894	6,308
Income before income taxes	2,524	2,321	2,516	1,820	2,300	3,875	2,484	2,144
Provision for income taxes	630	577	494	225	610	1,094	645	443
Net Income	1,894	1,744	2,022	1,595	1,690	2,781	1,839	1,701
Earnings per share:
Basic	$0.53	$0.49	$0.57	$0.45	$0.49	$0.79	$0.52	$0.48
Diluted	$0.52	$0.48	$0.56	$0.44	$0.48	$0.77	$0.51	$0.47

17. PARENT COMPANY FINANCIAL INFORMATION Condensed financial statement information of Alliance Financial Corporation is as follows: Balance Sheets

Assets	DEC. 31, 2004	DEC. 31, 2003

Investment in subsidiary Bank	$70,466	$65,305
Cash	5,150	9,424
Investment securities	4,104	2,548
Other Assets	360	296

Total Assets	$80,080	$77,573

Liabilities

Junior subordinated debentures	$10,310	$10,310
Dividends payable	750	1,096
Other liabilities	124	14

Total Liabilities	$11,184	$11,420

Shareholders’ Equity

Common stock	$3,947	$3,910
Surplus	10,298	9,268
Unamortized value of restricted stock	(1,047)	(563)
Undivided profits	62,235	57,976
Accumulated other comprehensive income	1,418	3,517
Treasury stock	(7,955)	(7,955)

Total Shareholders’ Equity	$68,896	$66,153

Total Liabilities and Shareholders’ Equity	$80,080	$77,573

Statements of Income

	YEARS ENDED DEC. 31, 2004	DEC. 31, 2003	DEC. 31, 2002

Dividend income from subsidiary Bank	$—	$—	$5,000
Investment income	175	5	4
Gain on the sale of securities	269	72	250
Interest expense on junior subordinated debentures	(459)	(14)	—
Operating expenses	(97)	(5)	(4)

	(112)	58	5,250
Equity in undistributed income of subsidiary	7,367	7,953	1,661

Net Income	$7,255	$8,011	$6,911

Statements of Cash Flows
	YEARS ENDED DEC. 31, 2004	DEC. 31, 2003	DEC. 31, 2002

Operating Activities
Net Income	$7,255	$8,011	$6,911
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(7,367)	(7,953)	(1,661)
Realized investment security gains	(269)	(72)	(250)
Change in assets and liabilities	274	(281)	—

Net Cash (Used In) Provided by Operating Activities	$(107)	$(295)	$5,000

Investing Activities
Purchase of investment securities, available-for-sale	$(1,739)	$(2,550)	$(238)
Proceeds from sales of investment securities, available-for-sale	507	312	451

Net Cash (Used in) Provided by Investing Activities	$(1,232)	$(2,238)	$213

Financing Activities
Proceeds from acquiring subordinated debentures	$—	$10,310	$—
Treasury stock purchased	—	(35)	(143)
Proceeds from the issuance of common stock	406	1,406	223
Cash dividends paid	(3,341)	(2,902)	(3,034)

Net Cash (Used in) Provided by Financing Activities	$(2,935)	$8,779	$(2,954)

(Decrease) Increase in Cash and Cash Equivalents	(4,274)	6,246	2,259

Cash and Cash Equivalents at Beginning of Year	9,424	3,178	919

Cash and Cash Equivalents at End of Year	$5,150	$9,424	$3,178

Supplemental Disclosures of Cash Flow Information:
Noncash financing activities: Dividend declared and unpaid	$750	$1,096	$1,000

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

                 The Audit Committee of the Board of Directors, composed solely of independent directors, meets periodically with the Company’s management, internal auditors and independent auditors, PricewaterhouseCoopers LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The internal auditors and independent auditors have unlimited access to the Audit Committee to discuss all such matters.

/s/ Jack H. Webb	/s/ David P. Kershaw
——————————	——————————
Chairman, President & CEO	Chief Financial Officer & Treasurer

Syracuse, New York
March 1, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

                 Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

                 Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Jack H. Webb	/s/ David P. Kershaw
——————————	——————————
Chairman, President & CEO	Chief Financial Officer & Treasurer

Syracuse, New York
March 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Alliance Financial Corporation:

                 We have completed an integrated audit of Alliance Financial Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

                 In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alliance Financial Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

                 Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

                 A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

                 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Syracuse, New York March 1, 2005

Item 9B — Other Information

Not applicable
55

PART III

Item 10 — Directors and Executive Officers of the Registrant

                 The information required by this Item 10 is incorporated herein by reference to the sections entitled “Information Concerning Nominees for Directors, Directors Continuing in Office and Additional Executive Officers”, “Audit Committee Report”, and “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement. The Company had adopted a Code of Ethics applicable to its Chief Executive Officer, Chief Financial Officer, Controller and senior financial management. The Company’s Code of Ethics for Senior Officers is available at the Company’s website at www.alliancebankna.com..

Item 11 — Executive Compensation

                 The information required by this Item 11 is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s proxy statement issued in connection with its 2005 Annual Meeting of Shareholders (“Proxy Statement”).

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                The following table details information at December 31, 2004 on securities authorized for issuance under the Company’s Stock Incentive Plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Options:
Equity compensation plans approved by security holders	268,410	$22.30	149,755
Equity compensation plans not approved by security holders	—	—	—
Total	268,410	$22.30	149,755

Restricted Stock Awards:
Equity compensation plans approved by security holders	42,500	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	42,500	—	—

The additional information required by this Item 12 is incorporated herein by reference to the section entitled “Information Concerning Nominees for Directors, Directors Continuing in Office and Executive Officers” in the Company’s Proxy Statement

Item 13 — Certain Relationships and Related Transactions

                 The information required by this Item 13 is incorporated herein by reference to the section entitled “Transactions with Management” in the Company’s Proxy Statement.

Item 14 — Principal Accountant Fees and Services

                 The information required by this Item 14 is incorporated herein by reference to the section entitled “Audit Fees” in the Company’s Proxy Statement.

PART IV Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K (a) Documents filed as part of this report:

(1)	The following financial statements are included in Item 8:

Consolidated Statements of Condition at December 31, 2004 and 2003.

Consolidated Statements of Income for each of the Three Years in the Period Ended December 31, 2004.

Consolidated Statements of Comprehensive Income for each of the Three Years in the Period Ended December 31, 2004.

Consolidated Statements of Shareholders’ Equity for each of the Three Years in the Period Ended December 31, 2004.

Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2004.

Notes to Consolidated Financial Statements.

Report of Management’s Responsibility.

Report of Independent Registered Public Accounting Firm.

(2)	Financial statement schedules are omitted from this Form 10-K since the required information is not applicable to the Company.

(3)	Listing of Exhibits:

The following documents are filed as Exhibits to this Form 10-K or are incorporated by reference to the prior filings of the Company with the Securities and Exchange Commission. FORM 10-K

Exhibit
Number	Exhibit

2.1	Trust Company Agreement and Plan of Merger by and between Alliance Bank, N.A, and HSBC Bank USA, N.A. dated as of August 16, 2004(11)

3.1	Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Amended and Restated Bylaws of the Company(2)

10.1*	Alliance Financial Corporation 1998 Long Term Incentive Compensation Plan(1)

10.2*	Change of Control Agreement, dated as of February 16, 1999, by and among the Company, First National Bank of Cortland, Oneida Valley National Bank, and David P. Kershaw(3)

10.3*	Change of Control Agreement, dated as of February 16, 1999, by and among the Company, First National Bank of Cortland, Oneida Valley National Bank, and James W. Getman(3)

10.4*	Directors Compensation Deferral Plan of the Company(4)

10.5*	Employment Agreement, dated as of May 1, 2000, by and among the Company, Alliance Bank, N.A. and Jack H. Webb(5)

10.6*	Supplemental Retirement Agreement, dated as of May 1, 2000, by and among the Company, Alliance Bank, N.A. and Jack H. Webb(5)

10.7*	First National Bank of Cortland Excess Benefit Plan for David R. Alvord, dated December 31, 1991, and all amendments thereto(6)

10.8*	Oneida Valley National Bank Supplemental Retirement Income Plan for John C. Mott, dated September 1, 1997, and all amendments thereto(7)

10.9*	Employment Agreement dated as of April 29, 2003, by and among the Company, Alliance Bank, N.A. and Jack H. Webb(8)

10.10*	Employment Agreement dated as of April 1, 2003, by and among the Company, Alliance Bank, N.A. and John W. Wilson(8)
57

10.11*	Employment Agreement dated January 21, 2004 by and among the Company and John H. Watt Jr.(9)

10.12*	Amendment dated May 4, 2004 to Employment Agreement by and among the Company, Alliance Bank,. N.A. and John W. Wilson(10)

10.13*	Change of Control Agreement, dated as of January 1, 2005, by and among the Company, Alliance Bank, N.A., and Connie M. Whitton(11)

21	List of the Company’s Subsidiaries(11)

23	Consent of PricewaterhouseCoopers LLP(11)

31.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(11)

31.2	Certification of David P. Kershaw, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(11)

32.1
Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(11)

32.2	Certification of David P. Kershaw, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(11)

(1)
Incorporated herein by reference to the exhibit with the same number to the Registration Statement on Form S-4 (Registration No. 333-62623) of the Company previously filed with the Securities and Exchange Commission (the “Commission”) on August 31, 1998, as amended.

(2)	Incorporated herein by reference to exhibit number 3-2 to the Current Report on Form 8-K of the Company (File No. 0-15366) filed with the Commission on September 3, 2004.

(3)	Incorporated herein by reference to the exhibit numbers 10.1 and 10.2 to quarterly reports on Form 10-Q of the Company (File No. 0-15366) filed with the Commission on May 17, 1999.

(4)	Incorporated herein by reference to the exhibit number 10.1 to quarterly reports on Form 10-Q of the Company (File No. 0-15366) filed with the Commission on August 13, 1999.

(5)	Incorporated herein by reference to the exhibit number 10.1 and 10.2 to quarterly reports on Form 10-Q of the Company (File No. 0-15366) filed with the Commission on August 14, 2000.

(6)	Incorporated herein by reference to the exhibit number 10.13 to annual reports on Form 10-K of the Company (File No. 0-15366) filed with the Commission on March 30, 2001.

(7)	Incorporated herein by reference to the exhibit number 10.14 to annual reports on Form 10-K of the Company (File No. 0-15366) filed with the Commission on March 29, 2002.

(8)	Incorporated herein by reference to the exhibit numbers 10.15 and 10.16 to quarterly reports on Form 10-Q of the Company (File No. 0-15366) filed with the Commission on August 13, 2003.

(9)	Incorporated herein by reference to the exhibit number 10.17 to annual reports on Form 10-K/A of the Company (File No. 0-15366) filed with the Commission on March 25, 2004.

(10)	Incorporated herein by reference to the exhibit number 10.18 to quarterly reports on Form 10-Q of the Company (File No. 0-15366) filed with the Commission on August 6, 2004.

(11)	Filed herewith

*	Denotes management contract or compensation plan or arrangement.

(b) See Item 15 (a) (3) above.

(c) See Item 15 (a) (2) above.
58

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE FINANCIAL CORPORATION
———————————————————
(Registrant)

Date March 3, 2005	By	/s/ Jack H. Webb
————————————		————————————
Jack H. Webb, Chairman, President & CEO
(Principal Executive Officer)

Date March 3, 2005	By	/s/ David P. Kershaw
————————————		————————————
David P. Kershaw, Treasurer & CFO
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

/s/ Mary Pat Adams	Date February 22, 2005
————————————	————————————
Mary Pat Adams, Director

/s/Donald S. Ames	Date February 22, 2005
————————————	————————————
Donald S. Ames, Director

/s/ Donald H. Dew	Date February 22, 2005
————————————	————————————
Donald H. Dew, Director

/s/ Peter M. Dunn	Date February 22, 2005
————————————	————————————
Peter M. Dunn, Director

/s/ David P. Kershaw	Date March 2, 2005
————————————	————————————
David P. Kershaw, Treasurer and Director
(Principal Financial and Accounting Officer)

/s/ Samuel J. Lanzafame	Date March 2, 2005
————————————	————————————
Samuel J. Lanzafame, Director

/s/ Margaret G. Ogden	Date March 2, 2005
————————————	————————————
Margaret G. Ogden, Director

/s/Charles E. Shafer	Date February 22, 2005
————————————	————————————
Charles E. Shafer, Director

/s/ Charles H. Spaulding	Date February 22, 2005
————————————	————————————
Charles H. Spaulding, Director

/s/ Paul M. Solomon	Date March 2, 2005
————————————	————————————
Paul M. Solomon, Director

/s/ Jack H. Webb	Date March 2, 2005
————————————	————————————
Jack H. Webb, Chairman, President
& CEO and Director
(Principal Executive Officer)
59