Form 10-Q
period 2005-03-31
ALLIANCE FINANCIAL CORP /NY/
filed 2005-05-05
CIK 796317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  ☒    No ☐

The number of shares outstanding of the Registrant’s common stock on April 30, 2005: Common Stock, $1.00 Par Value – 3,597,758 shares.

2

PART I. FINANCIAL INFORMATION Item 1. Financial Statements ALLIANCE FINANCIAL CORPORATION Consolidated Statements of Condition (Dollars in Thousands)

	March 31, 2005 (Unaudited)	December 31, 2004 (Unaudited)
ASSETS
Cash and due from banks	$21,737	$21,258
Federal funds sold	6,800	—

Total cash and cash equivalents	28,537	21,258
Held-to-maturity investment securities	7,156	5,367
Available-for-sale investment securities	303,310	319,758

Total investment securities (fair value
$310,645 & $325,379, respectively)	310,466	325,125
Total loans and leases	536,149	522,788
Unearned income	(2,942)	(2,055)
Allowance for loan and lease losses	(4,829)	(5,267)

Net loans and leases	528,378	515,466

Bank premises, furniture, and equipment	13,656	14,454
Accrued interest receivable	4,353	4,005
Intangible asset	7,518	—
Other assets	16,252	13,626

Total Assets	$909,160	$893,934

LIABILITIES
Non-interest-bearing deposits	$77,193	$74,549
Interest-bearing deposits	602,673	548,572

Total deposits	679,866	623,121
Borrowings	153,589	192,164
Accrued interest payable	1,504	1,451
Other liabilities	6,567	8,302

Total Liabilities	841,526	825,038

SHAREHOLDERS’ EQUITY
Preferred stock (par value $25.00) 1,000,000 shares authorized, none issued
Common stock (par value $1.00) 10,000,000 shares authorized 3,968,358 and 3,947,140 shares issued; 3,593,090 and 3,571,872 shares outstanding, respectively	3,968	3,947
Surplus	10,953	10,298
Unamortized value of restricted stock	(1,670)	(1,047)
Undivided profits	63,495	62,235
Accumulated other comprehensive income	(1,157)	1,418
Treasury stock, at cost; 375,268 shares and 375,268 shares, respectively	(7,955)	(7,955)

Total Shareholders’ Equity	67,634	68,896
Total Liabilities & Shareholders’ Equity	$909,160	$893,934

The accompanying notes are an integral part of the consolidated financial statements.
3

ALLIANCE FINANCIAL CORPORATION Condensed Consolidated Statements of Income (Unaudited) (Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Interest Income:
Interest and fees on loans and leases	$7,699	$6,900
Interest on investment securities	2,886	3,084
Interest on federal funds sold	31	20

Total Interest Income	10,616	10,004

Interest Expense:
Interest on deposits	2,629	1,993
Interest on borrowings	1,184	1,043

Total Interest Expense	3,813	3,036

Net Interest Income	6,803	6,968

Provision for loan and lease losses	(544)	14

Net Interest Income After Provision for Loan and Lease Losses	7,347	6,954

Other Income	2,949	2,344

Total Operating Income	10,296	9,298

Other Expenses	7,615	6,774

Income Before Income Taxes	2,681	2,524

Provision for income taxes	667	630

Net Income	$2,014	$1,894

Net Income per Common Share – Basic	$.56	$.53

Net Income per Common Share – Diluted	$.55	$.52

The accompanying notes are an integral part of the consolidated financial statements.
4

ALLIANCE FINANCIAL CORPORATION Consolidated Statements of Changes in Shareholders’ Equity For the Three Months Ended March 31, 2005 (Unaudited) (Dollars in Thousands)

	Issued Common Shares	Common Stock	Surplus	Unamortized Value of Restricted Stock	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2004	3,947,140	$3,947	$10,298	($ 1,047)	$62,235	$1,418	($7,955)	$68,896

Comprehensive income
Net Income					2,014			2,014

Other comprehensive income, net of taxes:

Unrealized appreciation in available for sale securities, net of reclassification adjustment						(2,575)		(2,575)

Comprehensive income								(561)

Issuance of restricted stock	24,500	24	754	(778)				—

Forfeiture of restricted stock	(3,282)	(3)	(99)	94				(8)

Amortization of restricted stock				61				61

Cash dividend, $.21 per share					(754)			(754)

Balance at March 31, 2005	3,968,358	$3,968	$10,953	($ 1,670)	$63,495	($1,157)	($7,955)	$67,634

The accompanying notes are an integral part of the financial statements.

ALLIANCE FINANCIAL CORPORATION Consolidated Statements of Cash Flow (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2005	2004

	(dollars in thousands)
OPERATING ACTIVITIES
Net Income	$2,014	$1,894
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan and lease losses	(544)	14
Provision for depreciation	911	519
(Increase) decrease in surrender value of life insurance	(98)	171
Realized investment security gains	—	(273)
Realized loss on the sale of assets	5	—
Accretion of investment security premiums and discounts, net	(46)	(62)
Proceeds from the sale of mortgage loans	2,349	3,105
Origination of loans held for sale	(2,329)	(3,065)
Gain on the sale of loans	(20)	(40)
Amortization of mortgaging servicing rights	17	16
Restricted stock expense	61	38
Amortization of intangible asset	42	—
Change in other assets and liabilities	(2,855)	(700)

Net Cash (Used In) Provided by Operating Activities	(493)	1,617

LENDING AND INVESTING ACTIVITIES
Proceeds from maturities, redemptions, calls and principal repayments of investment securities, available-for-sale	47,535	23,014
Proceeds from maturities, redemptions, calls and principal repayments of investment securities, held-to-maturity	4,530	204
Purchase of investment securities, available-for-sale	(37,848)	(37,409)
Purchase of investment securities, held-to-maturity	(6,319)	(445)
Proceeds from the sale of investment securities	2,500	1,036
Net increase in loans and leases	(12,368)	(8,445)
Purchase of premises and equipment	(123)	(991)
Acquisition purchases	(7,560)	—
Proceeds from the sale of premises and equipment	5	—

Net Cash Used in Lending and Investing Activities	(9,648)	(23,036)

DEPOSIT AND FINANCING ACTIVITIES
Net increase in deposits	56,745	58,591
Net decrease in short-term borrowings	(33,575)	(25,707)
Net decrease in long-term borrowings	(5,000)	—
Proceeds from the exercise of stock options	—	246
Cash dividends	(750)	(1,095)

Net Cash Provided by Deposit and Financing Activities	17,420	32,035
Increase in Cash and Cash Equivalents	7,279	10,616
Cash and Cash Equivalents at Beginning of Year	21,258	21,824

Cash and Cash Equivalents at End of Period	$28,537	$32,440

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$3,760	$3,125
Income taxes	100	275
Non-Cash Investing Activities:
Net unrealized loss available-for-sale securities	(4,307)	(2,663)
Non-Cash Financing Activities:
Dividends declared and unpaid	755	748

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of the Company, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2004 and for the three-year period then ended, included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part I. Certain amounts from prior year periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income as previously reported.

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months ended March 31, 2005 and 2004.

B.	Acquisitions

On February 18, 2005, the Bank acquired certain personal trust accounts and related assets under management from HSBC, USA, N.A. The Bank assumed the successor trustee role from HSBC on approximately 1830 personal trust accounts and further assumed approximately $560,000,000 in assets under management. In connection with the acquisition, the Bank established an intangible asset in the amount of $7,560,000 representing approximately 80% of the purchase price. The balance of the intangible asset will be booked in the second quarter of 2005 following the completion and agreement of any closing adjustments.

C.	Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months ended March 31, 2005 and 2004, using 3,587,627 and 3,556,666 weighted average common shares outstanding for the three months ended March 31, 2005 and 2004, respectively. Diluted earnings per share gives the effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. Weighted average shares outstanding for the three months ended March 31, 2005 and 2004, adjusted for the effect of the assumed exercise of stock options, were 3,663,242 and 3,645,914 for the three months ended March 31, 2005 and 2004, respectively. There were no antidilutive shares as of March 31, 2005.

D.	Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s best estimate of probable loan and lease losses in the Company’s loan portfolio. Management’s quarterly evaluation of the allowance for loan and lease losses is a comprehensive analysis that builds a total reserve by evaluating the risks within each loan and lease type, or pool, of similar loans and leases. The Company uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates a reserve for each pool based on the average loss rate for the time period that includes the current year and two full prior years. The average loss rate is adjusted to reflect the expected impact that current trends regarding loan growth, delinquency, losses, economic conditions, loan concentrations, policy changes, experience and ability of lending personnel, and current interest rates are likely to have. For commercial loan and lease pools, the Company establishes a specific reserve allocation for all loans and leases classified as being impaired in excess of $150,000, which have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. For all other commercial loans and leases, the Company uses the general allocation methodology that establishes a reserve for each risk-rating category. The general allocation methodology for commercial loans and leases considers the same factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management’s best estimate of the probable loan and lease losses in the Company’s loan and lease portfolio.

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

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended, had been applied to the Company’s stock-based compensation plan:

	For Quarter Ended

	March 31, 2005	March 31, 2004

Net Income (in thousands)
As reported	$2,014	$1,894
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax effect	(9)	(7)

Pro forma net income	$2,005	$1,887

Pro forma net income per share:
Basic - as reported	$0.56	$0.53
Basic - pro forma	0.56	0.53
Diluted - as reported	0.55	0.52
Diluted - pro forma	0.55	0.52

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

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R, Share-Based Payment (SBP) that will require the Company to expense the value of employee stock options and similar awards. Under FAS 123R, the fair value of SBP awards is required to be included as compensation expense in the income statement beginning on the date that the Company grants awards to employees. For vested awards that are outstanding on the effective date of FAS 123R, the Company will not be required to record any additional compensation expense. For unvested awards that are outstanding on the effective date, compensation expense will be recognized in the income statement over the remainder of the vesting period for each option. Since the majority of employee stock options issued by the Company are vested and restricted stock awards are currently being recorded as compensation expense, the Company expects that the effect of FAS 123R on its financial statements will be minimal. FAS 123R is effective for the Company’s interim and annual periods beginning January 1, 2006. Until that date, the Company will continue to account for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees.

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

The components of the plan’s net periodic cost for the periods indicated are as follows:

	For Quarter Ended

(Dollars in thousands)	March 31, 2005	March 31, 2004

Service cost	$30	$33
Interest cost	64	77
Amortization of unrecognized prior service cost	18	25

Net periodic benefit cost	$112	$135

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion presents material changes in the Company’s results of operations and financial condition during the three months ended March 31, 2005, which are not otherwise apparent from the consolidated financial statements included in this report.

This discussion and analysis contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) an increase in competitive pressures in the banking industry; (2) changes in the interest rate environment that reduce margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (5) changes in business conditions and inflation; (6) changes in the securities markets; (7) changes occur in technology used in the banking business; (8) an inability to maintain and increase market share and control expenses; (9) the possibility that the expansion of the Company’s trust business may fail to perform as currently anticipated; and (10) other factors detailed from time to time in the Company’s SEC filings.

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005

Earnings Summary and Executive Overview

Net income was $2,014,000, or $0.55 per diluted share, for the first quarter of 2005 compared with $1,894,000, or $0.52, per diluted share, for the same period in 2004. Net income increased $120,000, or 6.3%, while diluted earnings per share were up $0.03, or 5.8% for the comparable periods. The return on average assets and return on average shareholder’s equity were 0.91% and 11.66%, respectively, for the three months ended March 31, 2005, compared with 0.90% and 11.19%, respectively, for the first quarter of 2004. The 2005 first quarter was highlighted by the Company’s acquisition of $560 million of trust assets under management from HSBC Bank USA, N.A., continued improvement in the quality indicators of the loan portfolio resulting in a credit to the provision expense, deposit growth of 9%, and growth in the indirect auto loan and commercial lease portfolios.

Analysis of Net Interest Income and the Net Interest Margin

For the three months ended March 31, 2005 compared with the three months ended March 31, 2004, net interest income declined $165,000, or 2.4%, to $6,803,000. The decline was primarily the result of an increase in the Company’s cost of funds, reflecting the rise in market interest rates over the past twelve months, and the short-term re-pricing characteristics of a large percentage of the Company’s interest-bearing liabilities. Over the past twelve months, the average rate paid on interest-bearing liabilities increased 36 basis points compared to a 4 basis point rise in the average yield of interest-bearing assets, reducing the net interest spread by 32 basis points. For the comparable three month periods, the positive impact on net interest income from a $43,012,000, or 5.4%, increase in average earning assets provided a considerable offset to the negative impact from the spread reduction. As a result of the rate, volume and mix changes over the past year, the net interest margin declined 25 basis points from 3.72% in the first quarter of 2004 to 3.47% in the current quarter.

Total interest income for the quarter ended March 31, 2005 increased $612,000, or 6.1%, compared with the quarter ended March 31, 2004, with the increase primarily attributable to the higher level of earning assets. Loan and lease income increased $799,000, or 11.6%, over the prior period, influenced most by increased volume and improved yields in the commercial loan and lease portfolio. Average net loans and leases increased $47,143,000, or 9.9%, over the comparable periods, with 45% of the growth reported in indirect auto loans and 40% of the growth in commercial loans and leases. For the comparable periods, the average yield on the loan portfolio increased 10 basis points. In addition to the loan and lease portfolio, the average yield also increased in the consumer loan portfolio, which is dominated by variable rate home equity loans, while yields were lower in the indirect auto and residential mortgage loan portfolios. The change in the overall mix of average loans over the past twelve months reflected an increase in the indirect auto and commercial loan and lease categories and a decline in the primarily longer-term fixed rate residential mortgage loans category. Investment income declined $198,000, or 6.4%, versus the comparable period, due to a 21 basis point decline in the average tax-equivalent yield on the portfolio. The decline in the portfolio yield reflected the purchase of investments over the past twelve months at current market yields significantly lower than those that matured during the period. The level of average investments showed little change versus the comparable period.

Total interest expense increased $777,000, or 25.6%, for the quarter ended March 31, 2005 compared to the same period in 2004, with the increase primarily relating to higher rates paid on both deposits and borrowings. Deposit expense increased $636,000, or 31.9%, the result of a 31 basis point increase in the average rate paid and costs relating to a $46,439,000, or 8.7%, increase in average interest-bearing deposits over the comparable period. Over 50% of the increase in deposit expense was attributable to higher rates paid on, and growth of balances in, the money market category. A $31,249,000, or 13.5%, increase in average time deposit balances for the comparable periods also significantly contributed to the increased deposit expense. Growth in average time deposits was the result of increases in average consumer deposits and brokered certificates of deposit. For the comparable periods, there was little change in the average deposit mix. Interest expense on borrowings rose $141,000, or 13.5%, impacted by a 64 basis point increase in the average rate paid. The increase in the average rate paid on borrowings reflected the variable rate re-pricing characteristics of the borrowings. Average borrowings declined by $18,665,000, or 10.6% versus the comparable period.

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

For the three months ended March 31,	2005			2004

(Dollars in thousands)
	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid

Assets:
Interest earning assets:
Federal Funds Sold	$5,604	$32	2.28%	$8,702	$20	0.92%
Taxable Investment Securities	$226,308	$2,082	3.68%	$233,955	$2,322	3.97%
Nontaxable Investment Securities	$78,081	$1,218	6.24%	$71,467	$1,155	6.46%
Real Estate Loans	$175,571	$2,647	6.03%	$172,875	$2,690	6.22%
Commercial Loans	$149,632	$2,452	6.55%	$142,177	$2,075	5.84%
Taxable Leases (net of unearned discount)	$12,533	$246	7.85%	$3,033	$50	6.59%
Non-Taxable Leases (net of unearned discount)	$2,017	$47	9.31%	$—	$—	0.00%
Indirect Loans	$121,036	$1,382	4.57%	$99,932	$1,278	5.12%
Consumer Loans	$63,064	$941	5.97%	$58,693	$808	5.51%

Total Interest-earning Assets	833,846	11,047	5.30%	790,834	10,398	5.26%

Noninterest earning assets:
Other Assets	59,297			53,291
Less: Allowance for Loan Losses	(5,413)			(6,179)
Net unrealized gains/(losses) on available-for-sale portfolio	1,825			7,073

Total	$889,555			$845,019

Liabilities and Shareholders’ Equity:
Interest bearing assets:
Demand Deposits	$83,780	$60	0.29%	$84,638	$56	0.26%
Saving and MMDA Deposits	$233,987	$802	1.37%	$217,939	$462	0.85%
Time Deposits	$261,900	$1,768	2.70%	$230,651	$1,475	2.56%
Borrowings	$156,727	$1,183	3.02%	$175,392	$1,043	2.38%

Total Interest Bearing Liabilities	736,394	3,813	2.07%	708,620	3,036	1.71%

Noninterest bearing liabilities:
Demand deposits	75,435			59,856
Other liabilities	8,636			8,850
Shareholders’ equity	69,090			67,693

Total	$889,555			$845,019

Net interest earnings (FTE)		$7,234			$7,362

Net yield on interest-earning assets			3.47%			3.72%

Net interest spread			3.23%			3.55%

Federal tax exemption on non-taxable
investment securities included in interest income		$431			$394

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

	FOR THE QUARTER END MARCH 31, 2005 COMPARED TO MARCH 31, 2004 INCREASE (DECREASE) DUE TO
	VOLUME	RATE	NET CHG

(Dollars in thousands)
Interest earned on:
Federal funds sold	$(12)	$24	$12
Taxable investment securities	(73)	(167)	(240)
Non-taxable investment securities	105	(42)	63
Real estate loans	41	(84)	(43)
Commercial loans	117	260	377
Taxable leases (net of unearned discount)	171	25	196
Non-taxable leases (net of unearned discount)	23	24	47
Indirect loans	256	(152)	104
Consumer loans	63	70	133

Total interest-earning assets	$691	$(42)	$649

Interest paid on:
Interest-bearing demand deposits	$(2)	$6	$4
Savings and money market deposits	45	294	339
Time deposits	206	87	293
Borrowings	(126)	267	141

Total interest-bearing liabilities	$123	$654	$777

Net interest earnings (FTE)	$568	$(696)	$(128)

Analysis of the Provision and Allowance for Loan and Lease Losses

The Bank’s 2005 first quarter evaluation of the adequacy of the allowance for loan and lease losses concluded that continued improvement in loan quality indicators supported a reduction in the level of the allowance for loan and lease losses compared to December 31, 2004. Non-performing loans and leases at March 31, 2005 were 0.16% of total loans and leases, down from 0.53% at year-end 2004 and 0.91% at March 31, 2004. The decline in the level of nonperforming loans was the result of the sale of nearly $2,000,000 in notes connected with a nonperforming commercial loan relationship during the 2005 first quarter. For the first quarter of 2005, the Bank reported a 0.08% net loan and lease recovery as a percentage of average loans and leases, compared to a 2004 first quarter percentage of 0.16%. Improvement in the loss rate was influenced most by net recoveries in the commercial loan portfolio. Improvement in the loss rate was also attributable to a 2005 first quarter loss rate in the indirect auto loan portfolio that was less than half that reported in first quarter of 2004, and 29% less than the loss rate reported for the full year of 2004. The indirect auto loan portfolio loss rate has declined each year since 2001, with the decline attributable to stronger underwriting guidelines that have focused on the applicant’s FICO credit score since that time. As a percentage of the amount of indirect auto loans originated in the first quarter of 2005, 93% were originated in the Bank’s premium (>719 FICO score) or level A (>678 FICO score) categories. Of that total, 80% were premium. At March 31, 2005, 87% of the balance of the indirect auto loan portfolio consisted of loans to borrowers with credit scores in the premium or level A categories compared to 84% at March 31, 2004. Loan delinquency, as measured by the percentage of loans past due 30 days or more and non-accruing to total loans, also improved, declining from 1.33% at the quarter end a year ago to 0.81% at the end of the 2005 first quarter. The improvement in the delinquency rate versus the comparable periods was primarily the result of the sale of the notes connected with the nonperforming commercial loan relationship in the 2005 first quarter. As a result of the improvement in the loan and lease portfolio quality indicators, the Company recorded a credit to its provision for loan and lease loss expense of $544,000 during the 2005 first quarter compared to a charge of $14,000 during the first quarter of 2004.

The following tables present loan quality ratios for the periods indicated and a summary of the changes in the allowance for loan and lease losses arising from loans charged off and recoveries on loans previously charged off and additions to the allowance, which have been charged to expense for the periods indicated.

	Three months ended March 31,
	2005	2004

Net Loans and Leases (Recovered) Charged-off to Average Loans and
Leases, Annualized	(0.08%)	0.16%
Provision for Loan and Lease Losses to Average Loans and Leases, Annualized	(0.42%)	0.01%
Provision for Loan and Lease Losses to Net Loans and Leases
Recovered/Charged-off	513.21%	7.37%
Allowance for Loan and Lease Losses to Period-end Loans and Leases	0.91%	1.21%
Allowance for Loan and Lease Losses to Nonperforming Loans and Leases	583.92%	132.83%
Allowance for Loan and Lease Losses to Net Loans and Leases (Recovered)
Charged-off, Annualized	(1138.92%)	773.75%
Nonperforming Loans and Leases to Period-end Loans and Leases	0.16%	0.91%
Nonperforming Assets to Period-end Assets	0.10%	0.52%

(Dollars in thousands)
	Three months ended March 31,
	2005	2004

Allowance for Loan and Lease Losses, Beginning of Period	$5,267	$6,069

Loans and Leases Charged-off	(148)	(308)
Recoveries of Loans and Leases Previously Charged-off	254	118

Net Loans and Leases Recovered (Charged-off)	106	(190)

Provision for Loan and Lease Losses	(544)	14

Allowance for Loan and Lease Losses, End of Period	$4,829	$5,893

The following table presents net charge-offs as a percentage of average loans by portfolio type:

For the quarter ended	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004

Net (recoveries) charge-offs as a percentage of
average loans by portfolio type follow:
Commercial loans	(0.42%)	3.42%	0.01%	(0.12%)	(0.01%)
Leases	0.00%	0.00%	0.00%	0.00%	0.00%
Real estate loans	(0.01%)	0.11%	0.03%	0.00%	0.12%
Indirect auto loans	0.20%	0.32%	0.31%	0.08%	0.42%
Consumer loans	(0.03%)	0.14%	0.40%	0.13%	0.27%
Total ( net recoveries) net charge-offs to average loans and leases outstanding	(0.08%)	1.12%	0.13%	0.00%	0.16%

Non-interest Income The following table sets forth certain information on non-interest income for the periods indicated:

(Dollars in thousands)
	Three Months ended March 31,
	2005	2004	Change

Trust and brokerage income	$1,219	$409	$810	198.04%
Service charges on deposit accounts	657	739	(82)	-11.10%
Bank owned life insurance	98	294	(196)	-66.67%
Gain on the sale of loans	43	69	(26)	-37.68%
Rental income from operating leases	542	177	365	206.21%
Other non-interest income	395	383	12	3.13%

Core non-interest income	$2,954	$2,071	$883	42.64%
Investment securities gains	—	273	(273)	0.00%
Gain/(loss) on disposal of assets	(5)	—	(5)	0.00%

Total non-interest income	$2,949	$2,344	$605	25.81%

Growth in total non-interest income for the three months ended March 31, 2005 compared with the three months ended March 31, 2004 reflected an increase in the core components and a decrease in the non-core components. Core non-interest income for the comparable periods increased on growth in trust income that was attributable to the February 18, 2005 acquisition of a portion of the personal trust business from HSBC, USA, N.A.. Service charge on deposits income was lower for the comparable periods, primarily in the business account category as an increase in the earnings credit rate on balances offset a greater portion of service fees. For the period ended March 31, 2004, income from bank owned life insurance included both increases in cash value and death benefits, with only increases in cash value reflected in the current period. The increase in rental income from operating leases was attributable to the early payoff of an operating lease during the current period. The Company had no security sales during the first quarter of 2005 and accordingly had no gains or losses.

Operating Expenses

The following table sets forth certain information on operating expenses for the periods indicated:

(Dollars in thousands)
	Three Months ended March 31,
	2005	2004	Change

Salaries, wages, and employee benefits	$3,911	$3,700	$211	5.70%
Building, occupancy, and equipment	1,722	1,218	504	41.38%
Communication expense	163	153	10	6.54%
Stationary and supplies expense	118	131	(13)	-9.92%
Marketing expense	183	244	(61)	-25.00%
Amortization of intangible asset	42	—	42	0.00%
Other operating expense	1,476	1,328	148	11.14%

Total operating expenses	$7,615	$6,774	841	12.42%

The increase in total operating expense for the three months ended March 31, 2005 compared with the prior year period reflected a rise in overhead costs associated with growth in the Bank’s trust, leasing, and retail banking business. Salary and employee benefit expense rose for the comparable three month periods primarily reflecting costs associated with increased staff in the trust area, related to the acquisition of the HSBC trust business, as well as increases in the commercial loan and lease businesses. The increase in building, occupancy and equipment expense in the current period was significantly impacted by an impairment loss on equipment related to an operating lease. The charge represented 60% of the total increase in the building, occupancy, and equipment category. Costs were also higher in the current period for building lease expense and equipment service contract costs. The decline in marketing expense for the comparable periods reflected the higher 2004 costs associated with new branch openings in that period. The rise in other operating expense related to growth in the trust business, an increase in the reserve for loan commitments, and increased audit expense.

Income taxes

The Company’s effective tax rate was 24.9% for the three months ended March 31, 2005, comparable with the 25% rate reported for the three months ended March 31, 2004.

ANALYSIS OF FINANCIAL CONDITION

Total assets increased $15,226,000, or 1.7%, from $893,934,000 at December 31, 2004 to $909,160,000 at March 31, 2005. For the three months ended March 3, 2005, total loans and leases increased $13,361,000, or 2.6%, to $536,149,000. Growth occurred during the first quarter of 2005 in the indirect auto, commercial loan, and lease portfolios. Since December 31, 2004, indirect auto loans increased 8.1%, with much of the growth coming from expansion of the market area into western New York State. A 28.7% increase in commercial lease outstandings over the last three months reflected successes of a new management team in the leasing company. Declines in the real estate and consumer loan categories reflect first quarter seasonal weakness.

The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated:

(Dollars in thousands)	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004

	Amount	Amount	Amount	Amount	Amount

Commercial loans	$151,183	$148,821	$145,697	$146,854	$144,976
Leases	20,359	15,817	7,174	4,938	4,526
Real estate loans	174,711	176,666	174,757	174,914	172,032
Indirect auto loans	127,143	117,622	117,209	113,910	103,185
Consumer loans	62,753	63,862	62,450	59,990	58,364

Gross Loans & Leases	$536,149	$522,788	$507,287	$500,606	$483,083

The investment portfolio as of March 31, 2005, in the amount of $310,466,000, declined $14,659,000, or 4.5%, since December 31, 2004. At March 31, 2005, 98% of the investment portfolio was classified as available for sale and included a $1,850,000 unrealized loss.

The following table sets forth the amortized cost and market value for the Company’s held-to-maturity investment securities portfolio:
	March 31, 2005		December 31, 2004		March 31, 2004
(Dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

	(Dollars in thousands)
Obligations of states and political subdivisions	$7,156	$7,335	$5,367	$5,621	$6,997	$7,402

Total	$7,156	$7,335	$5,367	$5,621	$6,997	$7,402

The following table sets forth the amortized cost and market value for the Company’s available-for-sale investment securities portfolio:

	March 31, 2005		December 31, 2004		March 31, 2004
(Dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

	(Dollars in thousands)
U.S. Treasury and other
U.S. government agencies	$79,539	$77,592	$98,197	$97,572	$119,065	$121,750
Mortgage-backed securities	140,899	139,016	135,431	135,089	112,647	113,463
Obligations of states and political subdivisions	73,317	75,275	70,688	74,076	65,290	70,326
Federal Home Loan Bank and Federal Reserve Bank stock	6,457	6,457	8,037	8,037	5,901	5,901
Other equity securities	4,948	4,970	4,948	4,984	3,960	3,948

Total	$305,160	$303,310	$317,301	$319,758	$306,863	$315,388

Net unrealized gains/(losses) on available-for-sale securities	$(1,850)		$2,457		$8,525

Total Carrying Value	$303,310		$319,758		$315,388

For the three months ended March 31, 2005, deposits increased $56,745,000, or 9.1%. Since the end of 2004, consumer deposits increased $12,238,000, or 3.5%, with the majority of the deposit growth in the Bank’s Onondaga County branches. Consumer deposit growth was most significant in money market savings and time deposits. Commercial deposits increased $3,076,000, or 2.8%. During the period, government deposits increased $41,401,000, or 40.8%, reflecting the annual receipt of tax revenues by our public entity customers. Brokered deposits were unchanged during the quarter. With the growth in deposits greater than growth in total assets, the Bank reduced total borrowings by $38,575,000, or 20.1%, during the quarter. The Bank, however, reported an increase in the retail repurchase component of the borrowing category during the period, in the amount of $5,025,000, or 21.6%, as commercial customers increased usage of the cash management product.

The following table sets forth the composition of the Bank’s deposits by business line at the dates indicated:

	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004

(Dollars in thousands)	Balance	Balance	Balance	Balance	Balance

Commercial Deposits

Noninterest-bearing demand deposits	$54,530	$53,762	$60,160	$54,029	$42,797
Interest-bearing demand deposits	7,225	8,229	8,029	8,735	7,193
Savings and money market deposits	33,053	31,271	33,410	26,935	29,483
Time deposits	18,845	17,315	18,406	16,686	16,261

Total Commercial Deposits	$113,653	$110,577	$120,005	$106,385	$95,734

Consumer Deposits

Noninterest-bearing demand deposits	$14,274	$15,862	$13,003	$14,181	$11,415
Interest-bearing demand deposits	55,961	60,644	58,475	60,617	58,878
Savings and money market deposits	125,522	113,411	121,954	127,314	109,907
Time deposits	165,613	159,215	154,134	144,272	149,380

Total Consumer Deposits	$361,370	$349,132	$347,566	$346,384	$329,580

Government Deposits

Noninterest-bearing demand deposits	$8,390	$4,925	$4,741	$5,997	$3,416
Interest-bearing demand deposits	11,293	13,018	17,071	12,919	10,643
Savings and money market deposits	99,824	62,053	63,437	73,390	108,998
Time deposits	23,410	21,520	27,184	36,431	36,665

Total Government Deposits	$142,917	$101,516	$112,433	$128,737	$159,722

Brokered Deposits

Time deposits	$61,926	$61,896	$61,926	$44,955	$34,955

TOTAL DEPOSITS	$679,866	$623,121	$641,930	$626,461	$619,991

Liquidity

The Company’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, and to take advantage of market interest rate opportunities. Funding loan and lease requests, providing for liability outflows, and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee (“ALCO”) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of March 31, 2005, that liquidity as measured by the Bank is in compliance with its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the three months ended March 31, 2005, cash and cash equivalents increased by $7,279,000, as net cash provided by deposit and financing activities of $17,420,000 was more than the net cash used by lending, investing and operating activities of $10,141,000. Net cash provided by financing activities reflects a net increase in deposits of $56,745,000, and a net decrease in borrowings of $38,575,000. Net cash used in lending and investing activities reflects a net increase in loans and leases of $12,368,000, a net decrease in investment securities of $10,398,000, and a net increase in acquisitions of $7,560,000.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of March 31,

2005, the Bank’s credit limit with the FHLB was $174,579,000. The total of the Bank’s outstanding borrowings from the FHLB on that date was $115,000,000.

Capital Resources

During the three months ended March 31, 2005, shareholders equity declined $1,262,000 to $67,634,000, and book value per share declined $0.47 to $18.82. The decline in both the equity and book value was the result of a $2,575,000 a decline in the market value (after-tax) of the Company’s available for sale component of its investment portfolio, and was attributable to a rise in market interest rates during the quarter. Shareholders’ equity was positively impacted during the first three months of the year by net income after the payment of dividends of $1,260,000 and $53,000 from the exercise of stock options and amortization of restricted stock.

On December 19, 2003, the Company formed a wholly owned subsidiary, Alliance Financial Capital Trust I (“AFCT”), a Delaware business trust. AFCT issued $10,000,000 of 30-year floating rate Company-obligated pooled capital securities (trust preferred securities) that qualify as Tier I capital of the Company. On March 11, 2005, the Federal Reserve Board (FRB) announced approval of its final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier 1 capital of bank holding companies. Under the final rule, bank holding companies may continue to treat trust preferred securities as Tier 1 capital up to the current 25% core capital limit until March 31, 2009. After March 31, 2009, the 25% limit will be calculated net of goodwill (net of any associated deferred tax liability).

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

As of December 31, 2003, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. Management believes that, as of March 31, 2005, the Company and its subsidiary Bank met all capital adequacy requirements to which they were subject to.

The following table compares the Company’s actual capital amounts and ratios with those needed to qualify for the “well capitalized” category, which is the highest capital category as defined in the regulations.

	(Dollars in thousands)
	Actual		To be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio

As of March 31, 2005
Total Capital (to Risk-Weighted Assets)	$76,303	13.72%	$55,604	>10.00%
Tier I Capital (to Risk-Weighted Assets)	71,243	12.81%	33,362	>6.00%
Tier I Capital (to Average Assets)	71,243	8.01%	44,478	>5.00%
As of December 31, 2004
Total Capital (to Risk-Weighted Assets)	$82,858	15.34%	$54,015	>10.00%
Tier I Capital (to Risk-Weighted Assets)	77,461	14.34%	32,409	>6.00%
Tier I Capital (to Average Assets)	77,461	8.70%	44,493	>5.00%

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the 2004 Annual Report on Form 10-K/A (“the Consolidated Financial Statements”). These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan and lease losses and accrued income taxes to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

The allowance for loan and lease losses represents management’s estimate of probable loan and lease losses inherent in the loan and lease portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, if the loan is not collateral –dependent and measured based on the fair value of the collateral. It also requires estimates of losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends and conditions, both of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. Note C to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q describes the methodology used to determine the allowance for loan and lease losses, and a discussion of the factors driving changes in the amount of the allowance for loan and lease losses is included in this report.

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

Earnings Simulation Modeling

Net interest income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening of the yield curve would result in increased earnings as investment margins widen. The model requires management to make assumptions about how the Bank’s balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Bank’s own loans. Non-contractual deposit growth rates and pricing are modeled on historical patterns. Interest rates of the various assets and liabilities on the balance sheet are assumed to change proportionally, based on their historic relationship to short-term rates. The Bank’s guidelines for risk management call for preventative measures to be taken if the simulation modeling demonstrates that an instantaneous 2% increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 15% when compared to the stable rate scenario. The low level of short-term interest rates since the beginning of 2003, necessitated a modification of the standard 2% rate change scenario, to an instantaneous decrease of 1% scenario over the next twelve months with an adverse effect no greater than 7.5%. At March 31, 2005, based on the results of the Bank’s simulation model, and assuming that management does not take action to alter the outcome, the Bank would expect net interest income to decrease 10.6% if short term interest rates increase by 2%, and to increase 4.8% if short term interest rates decline by 1%.

Net Present Value Estimation

The Net Present Value of Equity (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of the asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The Bank’s NPV analysis models both an instantaneous 2% increasing and 2% decreasing interest rate scenario comparing the NPV in each scenario to the NPV in the current rate scenario. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. The NPV measure assumes a static balance sheet versus the growth assumptions that are incorporated into the earnings simulation measure, and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation model. As with earnings simulation modeling, assumptions about the timing and the variability of balance sheet cash flows are critical in NPV analysis. Particularly important are assumptions driving mortgage prepayments in both the loan and investment portfolios, and changes in the noncontractual deposit portfolios. These assumptions are applied consistently in both models. Based on the March 31, 2005 NPV estimation, a 2% instantaneous increase in interest rates was estimated to decrease NPV by 9.3%. NPV was estimated to increase by 3% if rates immediately declined by 1%. Policy guidelines limit the amount of the estimated increase/decline to 25% in a 2% rate change scenario, and 12.5% in a 1% rate change scenario. As with the earnings simulation modeling, due to the low level of interest rates since the beginning of 2003, the Bank modified its standard decreasing rate scenario to a 1% rate decline at year end.

Item 4.    Controls and Procedures

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2005, an evaluation was performed under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2005 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Ex. No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Amended and Restated Bylaws of the Company(2)

31.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

31.2	Certification of David P. Kershaw, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

32.1
Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

32.2	Certification of David P. Kershaw, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)
Incorporated herein by reference to the exhibit with the same number to the Registration Statement on Form S-4 (Registration No. 333-62623) of the Company filed with the Securities and Exchange Commission on August 31, 1998.

(2)	Incorporated herein by reference to exhibit number 3-2 to the Current Report of Form 8-K of the Company (File No. 0-15366) filed with the Commission on September 3, 2004.

(3)	Filed herewith.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE FINANCIAL CORPORATION

Dated May 5, 2005	/s/ Jack H. Webb

Jack H. Webb
Chairman of the Board, President and Chief Executive Officer

Dated May 5, 2005	/s/ David P. Kershaw

David P. Kershaw
Treasurer and Chief Financial Officer
- 25 -