Form 10-Q
period 2005-06-30
ALLIANCE FINANCIAL CORP /NY/
filed 2005-08-04
CIK 796317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒	No ☐

Indicate  by  check  mark  whether  the  Registrant  is  an  accelerated  filer  (as  defined  in  Rule 12b-2 of the Act). Yes  ☒ No ☐

The number of shares outstanding of the Registrant’s common stock on July 31, 2005: Common Stock, $1.00 Par Value – 3,597,758 shares.

CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (All Unaudited)

2

PART I. FINANCIAL INFORMATION Item 1. Financial Statements ALLIANCE FINANCIAL CORPORATION Consolidated Statements of Condition (Dollars in Thousands)

	June 30, 2005 (Unaudited)	December 31, 2004 (Unaudited)

ASSETS
Cash and due from banks	$19,899	$21,258
Federal funds sold	—	—

Total cash and cash equivalents	19,899	21,258
Held-to-maturity investment securities	6,929	5,367
Available-for-sale investment securities	294,254	319,758

Total investment securities (fair value $301,300 & $325,379, respectively)	301,183	325,125
Total loans and leases	585,997	522,788
Unearned income	(6,564)	(2,055)
Allowance for loan and lease losses	(5,141)	(5,267)

Net loans and leases	574,292	515,466

Bank premises, furniture, and equipment	13,245	14,454
Accrued interest receivable	3,702	4,005
Intangible asset, net	9,699	—
Other assets	14,660	13,626

Total Assets	$936,680	$893,934

LIABILITIES
Non-interest-bearing deposits	$80,056	$74,549
Interest-bearing deposits	607,643	548,572

Total deposits	687,699	623,121
Borrowings	167,533	192,164
Accrued interest payable	1,805	1,451
Other liabilities	8,769	8,302

Total Liabilities	865,806	825,038

SHAREHOLDERS’ EQUITY
Preferred stock (par value $25.00) 1,000,000 shares authorized, none issued
Common stock (par value $1.00) 10,000,000 shares authorized 3,973,026 and 3,947,140 shares issued; 3,597,758 and 3,571,872 shares outstanding, respectively	3,973	3,947
Surplus	11,057	10,298
Unamortized value of restricted stock	(1,592)	(1,047)
Undivided profits	64,493	62,235
Accumulated other comprehensive income	898	1,418
Treasury stock, at cost; 375,268 shares and 375,268 shares, respectively	(7,955)	(7,955)

Total Shareholders’ Equity	70,874	68,896

Total Liabilities & Shareholders’ Equity	$936,680	$893,934

The accompanying notes are an integral part of the consolidated financial statements.
3

ALLIANCE FINANCIAL CORPORATION Condensed Consolidated Statements of Income (Unaudited) (Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest Income:
Interest and fees on loans and leases	$8,202	$6,935	$15,901	$13,834
Interest on investment securities	3,010	3,107	5,896	6,191
Interest on federal funds sold	16	17	47	38

Total Interest Income	11,228	10,059	21,844	20,063

Interest Expense:
Interest on deposits	3,150	2,035	5,779	4,028
Interest on borrowings	1,365	950	2,549	1,993

Total Interest Expense	4,515	2,985	8,328	6,021

Net Interest Income	6,713	7,074	13,516	14,042

Provision for loan and lease losses	385	165	(159)	179

Net Interest Income After Provision for Loan and Lease Losses	6,328	6,909	13,675	13,863

Other Income	3,583	2,124	6,532	4,468

Total Operating Income	9,911	9,033	20,207	18,331

Other Expenses	7,633	6,712	15,248	13,486

Income Before Income Taxes	2,278	2,321	4,959	4,845

Provision for income taxes	530	577	1,197	1,207

Net Income	$1,748	$1,744	$3,762	$3,638

Net Income per Common Share – Basic	$.49	$.49	$1.05	$1.02

Net Income per Common Share – Diluted	$.48	$.48	$1.03	$1.00

The accompanying notes are an integral part of the consolidated financial statements.
4

ALLIANCE FINANCIAL CORPORATION Consolidated Statements of Changes in Shareholders’ Equity For the Six Months Ended June 30, 2005 (Unaudited) (Dollars in Thousands)

	Issued Common Shares	Common Stock	Surplus	Unamortized Value of Restricted Stock	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2004	3,947,140	$3,947	$10,298	($ 1,047)	$62,235	$1,418	($ 7,955)	$68,896

Comprehensive income
Net Income					3,762			3,762

Other comprehensive income, net of taxes:

Unrealized appreciation in available for sale securities, net of reclassification adjustment						(520)		(520)

Comprehensive income								3,242

Issuance of restricted stock	24,500	24	754	(778)				—

Forfeiture of restricted stock	(3,432)	(3)	(103)	98				(8)

Amortization of restricted stock				135				135

Tax benefit of restricted stock plan					5			5

Stock options exercised	4,818	5	108					113

Cash dividend, $.42 per share					(1,509)			(1,509)

Balance at June 30, 2005	3,973,026	$3,973	$11,057	($ 1,592)	$64,493	$898	($ 7,955)	$70,874

The accompanying notes are an integral part of the financial statements.

ALLIANCE FINANCIAL CORPORATION Consolidated Statements of Cash Flow (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2005	2004

	(dollars in thousands)
OPERATING ACTIVITIES
Net Income	$3,762	$3,638
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	(159)	179
Provision for depreciation	1,528	800
(Increase) decrease in surrender value of life insurance	(199)	67
Realized investment security losses (gains)	22	(405)
Realized gain on the sale of assets	—	(62)
Accretion of investment security premiums and discounts, net	(70)	(201)
Proceeds from the sale of mortgage loans	6,634	4,278
Origination of loans held for sale	(6,586)	(4,230)
Gain on the sale of loans	(48)	(48)
Amortization of mortgaging servicing rights	42	—
Restricted stock expense	135	85
Amortization of intangible asset	166	—
Change in other assets and liabilities	592	(29)

Net Cash Provided by Operating Activities	5,819	4,072

LENDING AND INVESTING ACTIVITIES
Proceeds from maturities, redemptions, calls and principal repayments of investment securities, available-for-sale	63,557	41,957
Proceeds from maturities, redemptions, calls and principal repayments of investment securities, held-to-maturity	4,996	1,918
Purchase of investment securities, available-for-sale	(47,698)	(58,371)
Purchase of investment securities, held-to-maturity	(6,558)	(955)
Proceeds from the sale of investment securities	8,819	6,930
Net increase in loans and leases	(58,667)	(26,264)
Purchase of premises and equipment	(336)	(1,950)
Acquisition purchases	(9,864)	—
Proceeds from the sale of premises and equipment	17	162

Net Cash Used in Lending and Investing Activities	(45,734)	(36,573)

DEPOSIT AND FINANCING ACTIVITIES
Net increase in deposits	64,578	65,061
Net decrease in short-term borrowings	(19,631)	(20,822)
Net decrease in long-term borrowings	(5,000)	(10,000)
Proceeds from the exercise of stock options	113	284
Cash dividends	(1,504)	(1,843)

Net Cash Provided by Deposit and Financing Activities	38,556	32,680
(Decrease) increase in Cash and Cash Equivalents	(1,359)	179
Cash and Cash Equivalents at Beginning of Year	21,258	21,824

Cash and Cash Equivalents at End of Period	$19,899	$22,003

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$7,974	$3,125
Income taxes	1,300	275
Non-Cash Investing Activities:
Net unrealized loss available-for-sale securities	(874)	(2,663)
Non-Cash Financing Activities:
Dividends declared and unpaid	755	748

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Presentation

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

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months and six months ended June 30, 2005 and 2004.

B.	Acquisitions

On February 18, 2005, the Bank assumed the successor trustee role from HSBC Bank USA, N.A. for approximately 1,830 personal trust accounts and further assumed approximately $560,000,000 in assets under management. In connection with the acquisition, the Bank established an intangible asset in an amount representing approximately 80% of the purchase price during the first quarter of 2005. In the second quarter of 2005, in accordance with the purchase agreement and on completion of closing adjustments, the transaction was completed with the intangible asset established in the amount of $9,864,209. The asset is being amortized over 20 years on a straight line method. The accumulated amortization as of June 30, 2005 was $165,678.

C.	Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and six months ended June 30, 2005 and 2004, using 3,597,397 and 3,566,109 weighted average common shares outstanding for the three months ended, and 3,592,539 and 3,561,387 weighted average common shares outstanding for the six months ended, respectively. Diluted earnings per share gives effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. Weighted average shares outstanding for the three months and six months ended June 30, 2005 and 2004, adjusted for the effect of the assumed exercise of stock options, were 3,668,813 and 3,628,591 for the three months ended and 3,664,774 and 3,637,898 for the six months ended, respectively. There were no antidilutive shares as of June 30, 2005.

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

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended, had been applied to the Company’s stock-based compensation plan:

	For Three Months Ended		For Six Months Ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net Income (in thousands)
As reported	$1,748	$1,744	$3,762	$3,638
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax effect	(8)	(7)	(17)	(14)

Pro forma net income	$1,740	$1,737	$3,745	$3,624

Pro forma net income per share:
Basic - as reported	$0.49	$0.49	$1.05	$1.02
Basic - pro forma	0.48	0.49	1.04	1.02
Diluted - as reported	0.48	0.48	1.03	1.00
Diluted - pro forma	0.47	0.48	1.02	1.00

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

The components of the plan’s net periodic cost for the periods indicated are as follows:

	For Three Months Ended		For Six Months Ended

(Dollars in thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Service cost	$32	$33	$61	$66
Interest cost	67	77	131	154
Amortization of unrecognized prior service cost	20	25	39	50

Net periodic benefit cost	$119	$135	$231	$270

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion presents material changes in the Company’s results of operations and financial condition during the three and six months ended June 30, 2005, which are not otherwise apparent from the consolidated financial statements included in this report.

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

Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

Earnings Summary and Executive Overview

Net income of $1,748,000, or $0.48 per diluted share, for the second quarter of 2005 was comparable with $1,744,000, or $0.48, per diluted share, for the same period in 2004. The return on average assets and return on average shareholder’s equity were 0.76% and 10.14%, respectively, for the three months ended June 30, 2005, compared with 0.81% and 10.48%, respectively, for the second quarter of 2004. The 2005 second quarter marked the first full quarter of revenue recognition in connection with the Company’s February 2005 acquisition of $560 million of trust assets under management from HSBC Bank USA, N.A. As a result, increased trust revenue pushed 2005 compared to 2004 second quarter non-interest income up $1.5 million, or 69%, and offset in part the negative effects of a declining net interest margin, an increased provision for loan and lease loss expense required to fund growth in the loan portfolio, as well as all operating costs associated with the acquisition. The Company continued to experience strong loan demand during the most recent quarter particularly in its commercial lease and indirect auto loan portfolios while at the same time reporting strong credit quality indicators in the overall loan portfolio.

For the six months ended June 30, 2005, net income was $3,762,000, or $1.03 per diluted share, compared to $3,638,000, or $1.00 per diluted share, for the same period in 2004. The $124,000 increase in net income in the first half of 2005 is up 3.4% over the same period in the previous year, while the earnings per share increase of $0.03 represents a 3% increase over the comparable period. The return on average assets fell to 0.83% from 0.85%, while the return on average shareholders’ equity rose to 10.90% from 10.84%, when comparing the six months ended June 30, 2005 to the comparable period in 2005.

Analysis of Net Interest Income and the Net Interest Margin

For the three months ended June 30, 2005 compared with the three months ended June 30, 2004, net interest income declined $361,000, or 5.1%, to $6,713,000. The decline was primarily the result of an increase in the Company’s cost of funds, reflecting the rise in market interest rates over the past twelve months, and the short-term re-pricing characteristics of a large percentage of the Company’s interest-bearing liabilities. Over the past twelve months, the average rate paid on interest-bearing liabilities increased 68 basis points compared to a 22 basis point rise in the average yield of interest-earning assets, reducing the net interest spread by 46 basis points. For the comparable three month periods, the positive impact on net interest income from a $59,140,000, or 7.3%, increase in average earning assets provided a considerable offset to the negative impact from the spread reduction. As a result of the rate, volume and mix changes over the past year, the net interest margin declined 39 basis points from 3.71% in the second quarter of 2004 to 3.32% in the current quarter.

Total interest income for the quarter ended June 30, 2005 increased $1,169,000, or 11.6%, compared with the quarter ended June 30, 2004, with the increase primarily attributable to the growth in average earning assets. Loan and lease income increased $1,268,000, or 18.3%, over the prior period, from both growth and an improved yield in the portfolio. Average net loans and leases increased $67,148,000, or 13.7%, over the comparable periods, with 41% of the growth reported in indirect auto loans and 36% of the growth in commercial leases. For the comparable periods, the average yield on the loan portfolio increased 26 basis points, with the commercial loan and lease, and consumer portfolio yields higher, benefiting from higher market rates and portfolio re-pricing characteristics. The primarily fixed-rate residential mortgage loan portfolio yield declined as higher rate loans in the portfolio continue to pre-pay at accelerated rates and new loan rates reflect longer term market rates that have not moved higher as have short-term rates. The average yield on indirect auto loans for the comparable periods has changed little, reflecting the competitiveness of the marketplace and market interest rates of the loan’s 4 to 5 year average maturity. The change in the overall mix of average loans over the past twelve months reflected an increase in the indirect auto and a decline in the primarily longer-term fixed rate residential mortgage loans category. Investment income declined $97,000, or 3.1%, versus the comparable period as a result of a slight decline in the average tax-equivalent yield and level of average investments for the comparable periods.

Total interest expense increased $1,530,000, or 51.3%, for the quarter ended June 30, 2005 compared to the same period in 2004, with the increase primarily relating to higher rates paid on both deposits and borrowings. Deposit expense increased $1,115,000, or 54.8%, the result of a 61 basis point increase in the average rate paid on interest bearing deposits. Costs relating to a $51,195,000, or 9.1%, increase in average interest-bearing deposits for the comparable periods also pushed the expense higher. Nearly half of the increase in deposit expense was attributable to higher rates paid on the bank’s money market accounts that have been most sensitive to the rise in market interest rates over the last twelve months. A $43,653,000, or 18.6%, increase in average time deposit balances combined with higher rates paid on new and renewal accounts also significantly contributed to the increased deposit expense for the comparable periods. Growth in average time deposits was the result of increases in the consumer deposit category and brokered certificates of deposit. For the comparable periods, average time deposits increased as a percentage of total average deposits by 3% attributable to growth in brokered certificates of deposit. Average brokered deposits were 10% of total deposits. Interest expense on borrowings rose $415,000, or 43.7%, impacted by a 103 basis-point increase in the average rate paid. The increase reflected the impact of higher market rates on borrowings that were primarily short-term and had variable rate re-pricing characteristics. Average borrowings increased $1,355,000, less than 1% versus the comparable period.

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

For the three months ended June 30,	2005			2004

(Dollars in thousands)
	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid

Assets:
Interest earning assets:
Federal Funds Sold	$1,853	$16	3.45%	$6,555	$17	1.04%
Taxable Investment Securities	$227,133	$2,173	3.83%	$237,076	$2,323	3.92%
Nontaxable Investment Securities	$80,342	$1,268	6.31%	$73,705	$1,188	6.45%
Real Estate Loans	$175,856	$2,655	6.04%	$172,191	$2,692	6.25%
Commercial Loans	$152,763	$2,506	6.56%	$145,586	$2,115	5.81%
Taxable Leases (net of unearned discount)	$20,296	$372	7.33%	$4,056	$61	6.02%
Non-Taxable Leases (net of unearned discount)	$7,914	$126	6.36%	$—	$—	0.00%
Indirect Loans	$136,038	$1,571	4.62%	$108,733	$1,266	4.66%
Consumer Loans	$64,152	$1,015	6.33%	$59,305	$801	5.40%

Total Interest-earning Assets	866,347	11,702	5.40%	807,207	10,463	5.18%

Noninterest earning assets:
Other Assets	64,832			53,674
Less: Allowance for Loan Losses	(4,966)			(6,002)
Net unrealized gains/(losses) on
available-for-sale portfolio	(583)			3,246

Total	$925,630			$858,125

Liabilities and Shareholders’ Equity:
Interest bearing assets:
Demand Deposits	$77,224	$54	0.28%	$81,845	$56	0.27%
Saving and MMDA Deposits	$257,172	$1,123	1.75%	$245,009	$566	0.92%
Time Deposits	$278,312	$1,973	2.84%	$234,659	$1,413	2.41%
Short-term Borrowings	$73,404	$556	3.03%	$41,135	$110	1.07%
Long-term Borrowings	$85,310	$809	3.79%	$116,224	$840	2.89%

Total Interest Bearing Liabilities	771,422	4,515	2.34%	718,872	2,985	1.66%

Noninterest bearing liabilities:
Demand deposits	76,125			64,627
Other liabilities	9,128			8,048
Shareholders’ equity	68,955			66,578

Total	$925,630			$858,125

Net interest earnings (FTE)		$7,187			$7,478

Net yield on interest-earning assets			3.32%			3.71%

Net interest spread			3.07%			3.53%

Federal tax exemption on non-taxable
investment securities included in interest income		$474			$404

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

	FOR THE QUARTER END JUNE 30, 2005 COMPARED TO JUNE 30, 2004 INCREASE (DECREASE) DUE TO			FOR THE YEAR END JUNE 30, 2005 COMPARED TO JUNE 30, 2004 INCREASE (DECREASE) DUE TO
	VOLUME	RATE	NET CHG	VOLUME	RATE	NET CHG

(Dollars in thousands)
Interest earned on:
Federal funds sold	$(26)	$25	$(1)	$(34)	$43	$9
Taxable investment securities	(96)	(54)	(150)	(170)	(220)	(390)
Non-taxable investment securities	106	(26)	80	211	(67)	144
Real estate loans	56	(93)	(37)	98	(178)	(80)
Commercial loans	111	280	391	226	542	768
Taxable leases (net of unearned discount)	271	40	311	443	67	510
Non-taxable leases (net of unearned discount)	63	63	126	85	86	171
Indirect loans	317	(12)	305	573	(164)	409
Consumer loans	71	143	214	134	214	348

Total interest-earning assets	$873	$366	$1,239	$1,566	$323	$1,889

Interest paid on:
Interest-bearing demand deposits	$(3)	$1	$(2)	$(4)	$6	$2
Savings and money market deposits	41	516	557	87	809	896
Time deposits	286	274	560	492	361	853
Short-term borrowings	165	281	446	211	496	707
Long-term borrowings	(258)	227	(31)	(502)	351	(151)

Total interest-bearing liabilities	$231	$1,299	$1,530	$284	$2,023	$2,307

Net interest earnings (FTE)	$642	$(933)	$(291)	$1,282	$(1,700)	$(418)

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

For the six months ended June 30,	2005			2004

(Dollars in thousands)	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid

Assets:
Interest earning assets:
Federal Funds Sold	$3,729	$47	2.52%	$7,629	$38	1.00%
Taxable investment securities	$226,721	$4,255	3.75%	$235,516	$4,645	3.94%
Nontaxable investment securities	$79,211	$2,486	6.28%	$72,586	$2,342	6.45%
Real Estate Loans	$175,714	$5,302	6.03%	$172,533	$5,382	6.24%
Commercial Loans	$151,197	$4,959	6.56%	$143,882	$4,191	5.83%
Taxable Leases (net of unearned discount)	$16,421	$619	7.54%	$3,545	$110	6.21%
Non-Taxable Leases (net of unearned discount)	$4,960	$171	6.90%	$—	$—	0.00%
Indirect Loans	$128,537	$2,952	4.59%	$104,332	$2,543	4.87%
Consumer Loans	$63,608	$1,956	6.15%	$58,999	$1,608	5.45%

Total interest-earning assets	850,098	22,748	5.35%	799,022	20,859	5.22%

Noninterest earning assets:
Other assets	62,063			53,482
Less: Allowance for loan losses	(5,190)			(6,091)
Net unrealized gains/(losses) on available-for-sale portfolio	621			5,159

Total	$907,592			$851,572

Liabilities and Shareholders’ Equity:
Interest bearing assets:
Demand deposits	$80,502	$114	0.28%	$83,241	$112	0.27%
Savings & money market deposits	$245,579	$1,924	1.57%	$231,474	$1,028	0.89%
Time deposits	$270,106	$3,741	2.77%	$232,655	$2,888	2.48%
Short-term Borrowings	$70,126	$966	2.76%	$48,108	$259	1.08%
Long-term Borrowings	$87,595	$1,583	3.61%	$118,267	$1,734	2.93%

Total interest bearing liabilities	753,908	8,328	2.21%	713,745	6,021	1.69%

Noninterest bearing liabilities:
Demand deposits	75,780			62,241
Other liabilities	8,881			8,449
Shareholders’ equity	69,023			67,137

Total	$907,592			$851,572

Net interest earnings (FTE)		$14,420			$14,838

Net yield on interest-earning assets			3.39%			3.71%

Net interest spread			3.15%			3.54%

Federal tax exemption on non-taxable investment securities included in interest income		$904			$796

Comparing the six month periods ended June 30, 2005 and 2004, net interest income declined $526,000, or 3.7%. The decline reflected the fact that rising short-term interest rates over the past twelve months have had a greater impact on a larger percentage of interest-bearing liabilities than earning assets. For the comparable periods, the average rate paid on interest-bearing liabilities increased 52 basis points compared to a 13 basis point rise in the average yield of interest-earning assets, reducing the net interest spread by 39 basis points. For the comparable six month periods, the positive impact on net interest income from a $51,076,000, or 6.4%, increase in average earning assets provided a considerable offset to the negative impact from the spread reduction. As a result of the rate, volume and mix changes over the past year, the net interest margin declined

32 basis points from 3.71% for the six months ended June 30, 2004 to 3.39% for the similar period ended June 30, 2005.

Total interest income increased $1,781,000, or 8.9%, for the six months ended June 30, 2005 compared with the same period a year ago. The increase was driven by higher interest income on loans as a result of a $57,146,000, or 11.8%, increase in average loans and an 18 basis-point increase in the average yield on the loan portfolio over the comparable periods. Similar to the three month comparison, the increase in loan income was impacted most significantly by growth in commercial loans and leases as well as higher yields on the shorter term variable rate commercial loans. A decline in the average yield on indirect auto loans due to an increase in prepayments of higher rate loans in the portfolio and a competitive marketplace offset some of the increase in income from a 23% growth rate in indirect auto loans. An increase in average balances of home equity loans along with higher average yields that moved up with short-term market interest rates during the year positively impacted loan income, while a 21 basis-point decline in the average yield on the residential mortgage loan portfolio caused a negative impact. Prepayments of higher yielding mortgage loans and little change in market rates for mortgage loans pushed the yield lower.

Interest expense increased $2,307,000, or 38.3%, for the six months ended June 30, 2005 compared with the six months ended June 30, 2004 with the increase primarily relating to higher rates paid on both deposits and borrowings. Deposit expense increased $1,751,000, or 43.5%, primarily the result of a 47 basis point increase in the average rate paid on interest bearing deposits. Costs relating to a $48,817,000, or 8.9%, increase in average interest-bearing deposits for the comparable periods also pushed the expense higher. Over half of the increase in deposit expense was attributable to higher rates paid on the bank’s money market accounts that have been most sensitive to the rise in market interest rates over the last twelve months. A $37,451,000, or 16.1%, increase in average time deposit balances, combined with an average 29 basis-point higher rate paid on new and renewal accounts, also significantly contributed to the increased deposit expense for the comparable periods. Growth in average time deposits was the result of increases in the consumer deposit category and brokered certificates of deposit. For the comparable periods, average time deposits increased as a percentage of total average deposits by 2% attributable to growth in brokered certificates of deposit. Average brokered deposits were 9.5% of total deposits. Interest expense on borrowings rose $556,000, or 27.9%, attributable to an 84 basis-point increase in the average rate paid. The increase reflected the impact of higher market rates on borrowings that were primarily short-term and had variable rate re-pricing characteristics. Average borrowings declined $8,654,000, or 5.2%% versus the comparable period.

Analysis of the Provision and Allowance for Loan and Lease Losses

The Bank’s 2005 second quarter evaluation of the adequacy of the allowance for loan and lease losses reported that loan quality indicators continued to support a reduction in the level of the allowance for loan and lease losses as a percentage of loans and leases. Non-performing loans and leases at June 30, 2005 were 0.27% of total loans and leases, down from 0.53% at year-end 2004 and 0.82% at June 30, 2004. The decline in the level of nonperforming loans was the result of the sale of nearly $2,000,000 in notes connected with a nonperforming commercial loan relationship during the 2005 first quarter. For the second quarter of 2005, the Bank reported net loan and lease losses as a percentage of average loans and leases of 0.05%, compared to a 2004 second quarter percentage of 0.00%. Loss activity during the quarter included a net recovery on indirect auto loans, and consumer loan losses that related to overdrafts on checking accounts. The indirect auto loan portfolio loss rate has declined each year since 2001, with the decline attributable to stronger underwriting guidelines that have focused on the applicant’s FICO credit score since that time. As a percentage of the amount of indirect auto loans originated in the second quarter of 2005, 94% were originated in the Bank’s premium (>719 FICO score) or level A (>678 FICO score) categories. Of that total, 82% were premium. At June 30, 2005, 88% of the balance of the indirect auto loan portfolio consisted of loans to borrowers with credit scores in the premium or level A categories, compared to 86% at June 30, 2004. Loan delinquency, as measured by the percentage of loans past due 30 days or more and non-accruing to total loans, also improved, declining from 1.45% at the quarter end a year ago to 0.85% at the end of the 2005 second quarter. The improvement in the delinquency rate versus the comparable periods was primarily the result of the sale of the notes connected with the nonperforming commercial loan relationship in the 2005 first quarter. Over the past twelve months, improvement in the quality of the loan and lease portfolio has reduced the allowance for loan and lease losses as a percentage of period end loans and leases from 1.20% at June 30, 2004 to 0.89% at June 30, 2005. In connection with second quarter loan and lease growth of $46 million, or 8.7%, the Company recorded a provision for loan and lease loss expense of $385,000.

The following tables present loan quality ratios for the periods indicated and a summary of the changes in the allowance for loan and lease losses arising from loans charged off and recoveries on loans previously charged off and additions to the allowance, which have been charged to expense for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net Loans and Leases Charged-off (Recovered) to Average Loans and Leases, Annualized	0.05%	0.00%	(0.01%)	0.08%
Provision for Loan and Lease Losses to Average Loans and Leases, Annualized	0.28%	0.13%	(0.06%)	0.07%
Provision for Loan and Lease Losses to Net Loans and Leases Charged-off	527.40%	*	*	95.21%
Allowance for Loan and Lease Losses to Period-end Loans and Leases	0.89%	1.20%	0.89%	1.20%
Allowance for Loan and Lease Losses to Nonperforming Loans and Leases	327.09%	147.07%	327.09%	147.07%
Allowance for Loan and Lease Losses to Net Loans and Leases Charged-off, Annualized	1760.49%	*	*	1611.70%
Nonperforming Loans and Leases to Period-end Loans and Leases	0.27%	0.82%	0.27%	0.82%
Nonperforming Assets to Period-end Assets	0.17%	0.49%	0.17%	0.49%

* Net recoveries for the period

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Allowance for Loan and Lease Losses, Beginning of Period	$4,829	$5,893	$5,267	$6,069
Loans and Leases Charged-off	(203)	(130)	(351)	(438)
Recoveries of Loans and Leases Previously Charged-off	130	132	384	250

Net Loans and Leases Recovered (Charged-off)	(73)	2	33	(188)

Provision for Loan and Lease Losses	385	165	(159)	179

Allowance for Loan and Lease Losses, End of Period	$5,141	$6,060	$5,141	$6,060

The following table presents net charge-offs as a percentage of average loans by portfolio type:

For the quarter ended	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004

Net charge-offs (recoveries) as a percentage of average loans by portfolio type follow:
Commercial loans	0.09%	(0.42%)	3.42%	0.01%	(0.12%)
Leases	0.00%	0.00%	0.00%	0.00%	0.00%
Real estate loans	0.00%	(0.01%)	0.11%	0.03%	0.00%
Indirect auto loans	(0.08%)	0.20%	0.32%	0.31%	0.08%
Consumer loans	0.40%	(0.03%)	0.14%	0.40%	0.13%
Total net charge-offs (recoveries) to average loans and leases outstanding	0.05%	(0.08%)	1.12%	0.13%	0.00%

When comparing the six months ended June 30, 2005 with the same period in 2004, net loans charged off declined $221,000, or 118%. The reduction in net charge-offs was a combination of a decline in the total amount of loans charged off and improvement in recoveries on loans previously charged off in the commercial and indirect auto loan categories. For the six month periods ended June 30, 2005 and 2004, net loan and lease losses as a percentage of average loans and leases loss rates were (0.01)% and 0.08%. Reflecting the overall improvement in loan quality indicators, the provision for loan loss expense declined $338,000 for the comparable six-month periods.

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated:

(Dollars in thousands)

	Three Months ended June 30,				Six Months ended June 30,
	2005	2004	Change		2005	2004	Change

Trust and brokerage income	$2,136	$472	$1,664	352.54%	$3,355	$881	$2,474	280.82%
Service charges on deposit accounts	694	779	(85)	-10.91%	1,351	1,518	(167)	-11.00%
Bank owned life insurance	101	105	(4)	-3.81%	199	399	(200)	-50.13%
Gain on the sale of loans	68	20	48	240.00%	111	89	22	24.72%
Rental income from operating leases	230	206	24	11.65%	772	383	389	101.57%
Other non-interest income	371	348	23	6.61%	766	731	35	4.79%

Core non-interest income	$3,600	$1,930	$1,670	86.53%	$6,554	$4,001	$2,553	63.81%
Investment securities (losses) gains	(22)	132	(154)	-116.67%	(22)	405	(427)	-105.43%
Gain on disposal of assets	5	62	(57)	-91.94%	—	62	(62)	N/A

Total non-interest income	$3,583	$2,124	$1,459	68.69%	$6,532	$4,468	$2,064	46.20%

Growth in total non-interest income for the three months ended June 30, 2005 compared with the three months ended June 30, 2004 reflected an increase in the core components and a decrease in the non-core components. Core non-interest income for the comparable periods increased on growth in trust income that was attributable to the February 18, 2005 acquisition of a portion of the personal trust business from HSBC, USA, N.A.. The market value of trust assets under administration at June 30, 2005 increased $563,107,000, or 205%, to $837,631,000, compared with June 30, 2004. As a result, trust income for the recent three months ended rose $1,750,000, or 472%, compared with the quarter a year ago. Income from the retail brokerage component declined for the comparable periods on a lower level of sales. An increase in the volume of mortgage loans sold to the secondary market, on which servicing is retained, also positively impacted income in the current quarter. Service charge on deposits income was lower for the comparable periods, primarily in the business account category as an increase in the earnings credit rate on balances offset a greater portion of service fees. Total non-interest income was comparable with core non-interest income for the period ended June 30, 2005.

The increase in total non-interest income for the six months ended June 30, 2005 compared with the same period in 2004 was also attributable to the growth of the trust business and related revenue. The 2005 period was also positively impacted by an increase in rental income from operating leases, attributable to the early payoff of a lease during the period. Lower income from service charge on deposits reflected higher earning credit rates, while the decline in bank-owned life insurance income for the six-months ended June 30, 2005 was the result of the inclusion of death benefits in the 2004 six-month total.

Operating Expenses The following table sets forth certain information on operating expenses for the periods indicated:

(Dollars in thousands)

	Three Months ended June 30,				Six Months ended June 30,
	2005	2004	Change		2005	2004	Change

Salaries, wages, and employee benefits	$4,266	$3,789	$477	12.59%	$8,177	$7,489	$688	9.19%
Building, occupancy, and equipment	1,324	1,282	42	3.28%	3,046	2,500	546	21.84%
Communication expense	158	162	(4)	-2.47%	321	315	6	1.90%
Stationery and supplies expense	101	128	(27)	-21.09%	219	259	(40)	-15.44%
Marketing expense	152	157	(5)	-3.18%	335	401	(66)	-16.46%
Amortization of intangible asset	124	—	124	N/A	166	—	166	N/A
Other operating expense	1,508	1,194	314	26.30%	2,984	2,522	462	18.32%

Total operating expenses	$7,633	$6,712	921	13.72%	$15,248	$13,486	1,762	13.07%

The increase in total operating expenses for the three months ended June 30, 2005 compared with the prior year quarter primarily reflected a rise in overhead costs related to growth associated with professionals hired as part of the trust acquisition and in the commercial leasing business. Nearly 73%, or $346,000, of the increase in salary and employee benefit expense for the comparable three month periods related to staffing costs associated with the trust acquisition, with another 17%, or $83,000, of the increase related to growth in commercial leasing staff costs. The increase in building, occupancy and equipment expense for the comparable periods was primarily attributable to the trust acquisition and its related newly leased office space in Buffalo, New York, as well as higher building lease expense associated with the 2004 third quarter relocation of the Bank’s Manlius branch. A majority of the 24.5% rise in all other operating expenses also related to the trust acquisition. Over 65% of the increase, or $263,000, were costs that supported the growth in trust assets or related to amortization of the purchase amount. The remaining increase in all other expense supported the growth in average loans and deposits that occurred over the past twelve months.

For the six months ended June 30, 2005 compared with the same period in 2004, the increase in salary and benefits was primarily influenced by the same factors that contributed to the second quarter variance. The increase in the building, occupancy and equipment costs for the comparable six month periods included higher building lease expense as reported in the quarterly comparison, but increased primarily as a result of a 2005 first quarter impairment loss on equipment related to an operating lease. The charge represented approximately 55% of the total increase in the building, occupancy, and equipment category. The rise in all other operating expense for the six month periods included comparable increases as reported in the second quarter related to growth in the trust business, and a $115,000 increase in the reserve for loan commitments. Lower stationery and supplies expense reflected improved inventory management and reduced usage while the decline in marketing expense for the comparable periods reflected the higher 2004 costs associated with new branch openings in that period.

Income taxes

The Company’s effective tax rate was 23.3% for the three months ended June 30, 2005, slightly below the 24.9% rate reported for the three months ended June 30, 2004. The lower tax rate was attributable to an increase in tax-exempt income as a percentage of total income in the current quarter compared to the 2004 second quarter.

ANALYSIS OF FINANCIAL CONDITION

Total assets increased $42,746,000, or 4.8%, from $893,934,000 at December 31, 2004 to $936,680,000 at June 30, 2005. For the six months ended June 30, 2005, total loans and leases (net of unearned income) increased $58,700,000, or 11.3%, to $579,432,000. Loan growth was greatest during the first half of 2005 in the indirect auto lending and commercial leasing. Since December 31, 2004, indirect auto loans increased 25.3%, with much of the growth coming from expansion of the market area into western New York State. A 192.4% increase in commercial leases over the last six months reflected successes of a new management team in the leasing company. The commercial loan portfolio grew 1.8% during the period, consumer loans were up 2.1%, and residential mortgage loans declined 0.6%. The decline in the residential mortgage loan portfolio reflected an increase in the number and amount of mortgage loans sold to the secondary market. During the first six months of 2005, the Bank sold $6,586,000 of newly originated mortgage loans increasing the balance of loans that it was servicing by $3,680,000 to $50,336,000.

The following table sets forth the composition of the Bank’s gross loan and lease portfolio at the dates indicated:

(Dollars in thousands)	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004

	Amount	Amount	Amount	Amount	Amount

Commercial loans	$151,507	$151,183	$148,821	$145,697	$146,854
Leases	46,250	20,359	15,817	7,174	4,938
Real estate loans	175,647	174,711	176,666	174,757	174,914
Indirect auto loans	147,400	127,143	117,622	117,209	113,910
Consumer loans	65,193	62,753	63,862	62,450	59,990

Gross Loans & Leases	$585,997	$536,149	$522,788	$507,287	$500,606

The investment portfolio as of June 30, 2005, in the amount of $301,183,000, declined $23,942,000, or 7.4%, since December 31, 2004. At June 30, 2005, 98% of the investment portfolio was classified as available for sale and included a $1,583,000 unrealized gain. During the six months ended June 30, 2005, proceeds from maturing investments, principal repayments and sales in the amount of $77,372,000, funded the purchase of new investment securities in the amount of $54,256,000, with the balance reducing the level of the Company’s borrowings.

The following table sets forth the amortized cost and market value for the Company’s held-to-maturity investment securities portfolio:

	June 30, 2005		December 31, 2004		June 30, 2004
(Dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

			(Dollars in thousands)
Obligations of states and political subdivisions	$6,929	$7,046	$5,367	$5,621	$5,793	$6,030

Total	$6,929	$7,046	$5,367	$5,621	$5,793	$6,030

The following table sets forth the amortized cost and market value for the Company’s available-for-sale investment securities portfolio:

	June 30, 2005		December 31, 2004		June 30, 2004
(Dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

	(Dollars in thousands)
U.S. Treasury and other U.S. government agencies	$73,587	$73,224	$98,197	$97,572	$115,069	$113,854
Mortgage-backed securities	133,275	132,442	135,431	135,089	109,104	107,201
Obligations of states and political subdivisions	73,811	76,639	70,688	74,076	69,330	71,129
Federal Home Loan Bank and Federal Reserve Bank stock	6,851	6,851	8,037	8,037	5,782	5,782
Other equity securities	5,147	5,098	4,948	4,984	3,974	3,946

Total	$292,671	$294,254	$317,301	$319,758	$303,259	$301,912

Net unrealized gains/(losses) on available-for-sale securities	$1,583		$2,457		$(1,347)

Total Carrying Value	$294,254		$319,758		$301,912

For the six months ended June 30, 2005, total deposits increased $64,578,000, or 10.4%. Since the end of 2004, consumer deposits increased $27,575,000, or 7.9%, with the majority of the deposit growth in the Bank’s Onondaga County branches. Consumer deposit growth was greatest in the money market product that rose by 41.3% as a result of competitive pricing and marketing promotions during the first six months of 2005. Consumer time deposits also rose 6.8%. Commercial deposits increased $7,555,000, or 6.8%, primarily on higher demand deposit balances at the end of the period. Government deposits increased $29,483,000, or 29%, reflecting the receipt of tax revenues by our public entity customers during the first half of the year. Total government deposits that are more volatile and reflect the timing nature of tax payments, were comparable with the amount reported at June 30, 2004. Brokered deposits at June 30, 2005 were also comparable with the balance reported on December 31, 2004. The Bank also reported a $4,579,000, or 19.7%, increase to $27,833,000 in the retail repurchase component of the borrowing category during the period. Retail repurchase agreements assist the bank’s commercial customers in meeting their cash management needs.

The following table sets forth the composition of the Bank’s deposits by business line at the dates indicated:

	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004

(Dollars in thousands)	Balance	Balance	Balance	Balance	Balance

Commercial Deposits

Noninterest-bearing demand deposits	$58,563	$54,530	$53,762	$60,160	$54,029
Interest-bearing demand deposits	9,314	7,225	8,229	8,029	8,735
Savings and money market deposits	31,334	33,053	31,271	33,410	26,935
Time deposits	18,921	18,845	17,315	18,406	16,686

Total Commercial Deposits	$118,132	$113,653	$110,577	$120,005	$106,385

Consumer Deposits

Noninterest-bearing demand deposits	$16,534	$14,274	$15,862	$13,003	$14,181
Interest-bearing demand deposits	55,419	55,961	60,644	58,475	60,617
Savings and money market deposits	134,682	125,522	113,411	121,954	127,314
Time deposits	170,072	165,613	159,215	154,134	144,272

Total Consumer Deposits	$376,707	$361,370	$349,132	$347,566	$346,384

Government Deposits

Noninterest-bearing demand deposits	$4,957	$8,390	$4,925	$4,741	$5,997
Interest-bearing demand deposits	13,522	11,293	13,018	17,071	12,919
Savings and money market deposits	79,143	99,824	62,053	63,437	73,390
Time deposits	33,377	23,410	21,520	27,184	36,431

Total Government Deposits	$130,999	$142,917	$101,516	$112,433	$128,737

Brokered Deposits

Time deposits	$61,861	$61,926	$61,896	$61,926	$44,955

TOTAL DEPOSITS	$687,699	$679,866	$623,121	$641,930	$626,461

Liquidity

The Company’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, and to take advantage of market interest rate opportunities. Funding loan and lease requests, providing for liability outflows, and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee (“ALCO”) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of June 30, 2005, that liquidity as measured by the Bank is in compliance with its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the six months ended June 30, 2005, cash and cash equivalents declined by $1,359,000, as net cash used by lending and investing activities of $45,734,000 exceeded the cash provided by operating, and deposit and financing activities of $44,375,000. Net cash used in lending and investing activities reflects a net increase in loans and leases of $58,667,000, a net increase in acquisitions of $9,864,000, and a net decrease in investment securities of $23,116,000. Net cash provided by deposit and financing activities reflects a net increase in deposits of $64,578,000, a net decrease in borrowings of $24,631,000, and cash dividends paid of $1,504,000. Net cash from operating activities was primarily provided by net income in the amount of $3,762,000.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of June 30, 2005, the Bank’s credit limit with the FHLB was $185,205,000. The total of the Bank’s outstanding borrowings from the FHLB on that date was $129,390,000.

Capital Resources

During the six months ended June 30, 2005, shareholders equity increased $1,978,000 to $70,874,000, and book value per share rose $0.41 to $19.70. Shareholders’ equity was positively impacted during the first six months of the year by net income after the payment of dividends of $2,253,000 and $245,000 from the exercise of stock options and amortization of restricted stock, while offset in part by a decline in the unrealized gain on available for sale securities (net of taxes) of $520,000.

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

As of December 31, 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. Management believes that, as of June 30, 2005, the Company and its subsidiary Bank met all capital adequacy requirements to which they were subject to.

The following table compares the Company’s actual capital amounts and ratios with those needed to qualify for the “well capitalized” category, which is the highest capital category as defined in the regulations.

	(Dollars in thousands)
	Actual		To be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio

As of June 30, 2005
Total Capital (to Risk-Weighted Assets)	$75,631	12.75%	$59,314	>10.00%
Tier I Capital (to Risk-Weighted Assets)	70,246	11.84%	35,589	>6.00%
Tier I Capital (to Average Assets)	70,246	7.59%	46,282	>5.00%
As of December 31, 2004
Total Capital (to Risk-Weighted Assets)	$82,858	15.34%	$54,015	>10.00%
Tier I Capital (to Risk-Weighted Assets)	77,461	14.34%	32,409	>6.00%
Tier I Capital (to Average Assets)	77,461	8.70%	44,493	>5.00%

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

The allowance for loan and lease losses represents management’s estimate of probable loan and lease losses inherent in the loan and lease portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, if the loan is not collateral–dependent and measured based on the fair value of the collateral. It also requires estimates of losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends and conditions, both of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. Note C to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q describes the methodology used to determine the allowance for loan and lease losses, and a discussion of the factors driving changes in the amount of the allowance for loan and lease losses is included in this report.

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

Other Information

In December of 1998, the Oneida Indian Nation (“The Nation”) and the U.S. Justice Department filed a motion to amend a 1974 land claim against the State of New York to include a class of 20,000 unnamed defendants who own real property in Madison County and Oneida County. An additional motion sought to include the Company as a representative of a class of landowners. On September 25, 2000, the United States District Court of Northern New York denied the motion to include the landowners as a group, thus excluding the Company and many of its borrowers from the litigation. This ruling may be appealed by The Nation, and does not prevent The Nation from suing landowners individually, in which case the litigation could involve assets of the Company. On August 3, 2001, the Justice Department moved to amend its complaint to drop landowners as defendants. In February 2002, the State of New York, The Nation and the Counties of Madison and Oneida announced that they had reached a tentative agreement to settle the land claim. Among other things, the settlement was to pay the three Oneida tribes $500,000,000 for their lost land. However, the proposed settlement required the approval of governments from county legislatures to the United States Congress. In October 2003, the media reported that the United States Department of Interior would not fund the $250,000,000 federal contribution contemplated by the proposed settlement. Moreover, the other two Oneida tribes, from Wisconsin and Ontario, which did not participate in the settlement negotiations, indicated they did not intend to go along with the settlement. The Wisconsin tribe subsequently filed new lawsuits against individual landowners, and publicly stated its intention to file other new suits against landowners. The litigation has been stayed to permit further negotiations and settlement efforts continue. The State of New York, the County of Madison and the County of Oneida remain as defendants in the litigation. The United States Court of Appeals for the Second Circuit issued a decision in June 2004 in the Cayuga land claim reversing a $247 million judgement in favor of the Cayugas on the ground that the land claim is barred by the equitable doctrine of laches. The Cayugas have announced that they intend to seek a rehearing and the final outcome is expected to impact The Nation’s claim. Management believes that these claims will not have a material adverse effect on the Company.

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

Earnings Simulation Modeling

Net interest income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening of the yield curve would result in increased earnings as investment margins widen. The model requires management to make assumptions about how the Bank’s balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Bank’s own loans. Non-contractual deposit growth rates and pricing are modeled on historical patterns. Interest rates of the various assets and liabilities on the balance sheet are assumed to change proportionally, based on their historic relationship to short-term rates. The Bank’s guidelines for risk management call for preventative measures to be taken if the simulation modeling demonstrates that an instantaneous 2% increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 15% when compared to the stable rate scenario. The low level of short-term interest rates since the beginning of 2003, necessitated a modification of the standard 2% rate change scenario, to an instantaneous decrease of 1% scenario over the next twelve months with an adverse effect no greater than 7.5%. At June 30, 2005, based on the results of the Bank’s simulation model, and assuming that management does not take action to alter the outcome, the Bank would expect net interest income to decrease 13.2% if short term interest rates increase by 2%, and to increase 6.4% if short term interest rates decline by 1%.

Net Present Value Estimation

The Net Present Value of Equity (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of the asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The Bank’s NPV analysis models both an instantaneous 2% increasing and 2% decreasing interest rate scenario comparing the NPV in each scenario to the NPV in the current rate scenario. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. The NPV measure assumes a static balance sheet versus the growth assumptions that are incorporated into the earnings simulation measure, and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation model. As with earnings simulation modeling, assumptions about the timing and the variability of balance sheet cash flows are critical in NPV analysis. Particularly important are assumptions driving mortgage prepayments in both the loan and investment portfolios, and changes in the noncontractual deposit portfolios. These assumptions are applied consistently in both models. Based on the June 30, 2005 NPV estimation, a 2% instantaneous increase in interest rates was estimated to decrease NPV by 7.8%. NPV was estimated to increase by 2.2% if rates immediately declined by 1%. Policy guidelines limit the amount of the estimated increase/decline to 25% in a 2% rate change scenario, and 12.5% in a 1% rate change scenario. As with the earnings simulation modeling, due to the low level of interest rates since the beginning of 2003, the Bank modified its standard decreasing rate scenario to a 1% rate decline at year end.

Item 4.    Controls and Procedures

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2005, an evaluation was performed under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2005 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.	Legal Proceedings
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Shareholders on May 10, 2005 (the “Meeting”).

At the Meeting, each of the following persons was elected as a Class I Director whose term will expire at the 2008 Annual Meeting of Shareholders:

VOTES	FOR	WITHHELD	NON-VOTES

DONALD S. AMES	2,878,329	17,549	697,462

MARGARET G. OGDEN	2,877,361	18,517	697,462

PAUL M. SOLOMON	2,879,892	15,986	697,462

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Ex. No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Amended and Restated Bylaws of the Company(2)

31.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

31.2	Certification of David P. Kershaw, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

32.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

32.2	Certification of David P. Kershaw, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

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

                                                                ALLIANCE FINANCIAL CORPORATION

DATE August 4, 2005	/s/ Jack H. Webb

Jack H. Webb, Chairman of the Board, President
and Chief Executive Officer

DATE August 4, 2005	/s/ David P. Kershaw

David P. Kershaw, Treasurer and Chief Financial Officer

-29-