Form 10-Q
period 2005-09-30
ALLIANCE FINANCIAL CORP /NY/
filed 2005-11-03
CIK 796317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes |X| No |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes |_| No |X|

The number of shares outstanding of the Registrant’s common stock on October 31, 2005: Common Stock, $1.00 Par Value – 3,597,710 shares.

CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (All Unaudited)

Consolidated Statements of Condition as of September 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2005 and 2004 and Nine Months Ended September 30, 2005 and 2004

Consolidated Statement of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2005

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits
Signatures

2

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

ALLIANCE FINANCIAL CORPORATION

Consolidated Statements of Condition

(Dollars in Thousands)

	September 30, 2005 (Unaudited)	December 31, 2004 (Unaudited)
ASSETS
Cash and due from banks	$24,617	$21,258
Federal funds sold	3,241	—
Total cash and cash equivalents	27,858	21,258
Held-to-maturity investment securities	7,557	5,367
Available-for-sale investment securities	279,419	319,758
Total investment securities (fair value $287,048 & $325,379, respectively)	286,976	325,125
Total loans and leases	637,089	522,788
Unearned income	(8,535)	(2,055)
Allowance for loan and lease losses	(5,161)	(5,267)
Net loans and leases	623,393	515,466

Bank premises, furniture, and equipment	13,052	14,454
Accrued interest receivable	4,273	4,005
Intangible asset, net	9,797	—
Other assets	15,585	13,626
Total Assets	$980,934	$893,934

LIABILITIES
Non-interest-bearing deposits	$86,159	$74,549
Interest-bearing deposits	658,065	548,572
Total deposits	744,224	623,121
Borrowings	154,114	192,164
Accrued interest payable	2,106	1,451
Other liabilities	9,269	8,302

Total Liabilities	909,713	825,038

SHAREHOLDERS’ EQUITY
Preferred stock (par value $25.00) 1,000,000 shares authorized, none issued Common stock (par value $1.00) 10,000,000 shares authorized 3,973,026 and 3,947,140 shares issued; 3,597,758 and 3,571,872 shares outstanding, respectively	3,973	3,947
Surplus	11,057	10,298
Unamortized value of restricted stock	(1,522)	(1,047)
Undivided profits	65,724	62,235
Accumulated other comprehensive income	(56)	1,418
Treasury stock, at cost; 375,268 shares and 375,268 shares, respectively	(7,955)	(7,955)

Total Shareholders’ Equity	71,221	68,896

Total Liabilities & Shareholders’ Equity	$980,934	$893,934

The accompanying notes are an integral part of the consolidated financial statements.

3

ALLIANCE FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest Income:
Interest and fees on loans and leases	$9,137	$7,105	$25,038	$20,940
Interest on investment securities	2,798	3,003	8,694	9,194
Interest on federal funds sold	62	4	109	42

Total Interest Income	11,997	10,112	33,841	30,176

Interest Expense:
Interest on deposits	3,632	2,223	9,411	6,251
Interest on borrowings	1,633	904	4,182	2,897

Total Interest Expense	5,265	3,127	13,593	9,148

Net Interest Income	6,732	6,985	20,248	21,028

Provision for loan and lease losses	125	140	(34)	319

Net Interest Income After Provision for Loan and Lease Losses	6,607	6,845	20,282	20,709

Other Income	3,724	2,412	10,257	6,879

Total Operating Income	10,331	9,257	30,539	27,588

Other Expenses	7,734	6,741	22,983	20,227

Income Before Income Taxes	2,597	2,516	7,556	7,361

Provision for income taxes	615	494	1,812	1,701

Net Income	$1,982	$2,022	$5,744	$5,660

Net Income per Common Share – Basic	$.55	$.57	$1.60	$1.59

Net Income per Common Share – Diluted	$.54	$.56	$1.57	$1.56

The accompanying notes are an integral part of the consolidated financial statements.

4

ALLIANCE FINANCIAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2005

(Unaudited)

(Dollars in Thousands)

	Issued Common Shares	Common Stock	Surplus	Unamortized Value of Restricted Stock	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2004	3,947,140	$3,947	$10,298	($1,047)	$62,235	$1,418	($7,955)	$68,896

Comprehensive income
Net Income					5,744			5,744

Other comprehensive income, net of taxes:

Change in unrealized appreciation in
available for sale securities, net of
reclassification adjustment						(1,474)		(1,474)

Comprehensive income								4,270

Issuance of restricted stock	24,500	24	754	(778)				—

Forfeiture of restricted stock	(3,432)	(3)	(103)	98				(8)

Amortization of restricted stock				205				205

Tax benefit of restricted stock plan					11			11

Stock options exercised	4,818	5	108					113

Cash dividend, $.63 per share					(2,266)			(2,266)

Balance at September 30, 2005	3,973,026	$3,973	$11,057	($1,522)	$65,724	($56)	($7,955)	$71,221

The accompanying notes are an integral part of the financial statements.

ALLIANCE FINANCIAL CORPORATION
Consolidated Statements of Cash Flow
(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2005	2004

	(dollars in thousands)
OPERATING ACTIVITIES
Net Income	$5,744	$5,660
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan and lease losses	(34)	319
Provision for depreciation	2,139	1,201
Increase in surrender value of life insurance	(301)	(38)
Realized investment security losses (gains)	22	(717)
Realized loss (gain) on the sale of assets	71	(71)
Accretion of investment security premiums and discounts, net	(112)	(206)
Proceeds from the sale of mortgage loans	8,376	8,725
Origination of loans held for sale	(8,327)	(8,652)
Gain on the sale of loans	(49)	(73)
Amortization of mortgaging servicing rights	62	55
Restricted stock expense	200	131
Amortization of intangible asset	292	—
Change in other assets and liabilities	626	734

Net Cash Provided by Operating Activities	8,709	7,068

LENDING AND INVESTING ACTIVITIES
Proceeds from maturities, redemptions, calls and principal
repayments of investment securities, available-for-sale	77,491	53,360
Proceeds from maturities, redemptions, calls and principal
repayments of investment securities, held-to-maturity	7,742	3,564
Purchase of investment securities, available-for-sale	(51,710)	(105,299)
Purchase of investment securities, held-to-maturity	(9,931)	(2,379)
Proceeds from the sale of investment securities	12,183	30,673
Net increase in loans and leases	(107,893)	(32,924)
Purchase of premises and equipment	(915)	(3,191)
Acquisition purchases	(10,089)	—
Proceeds from the sale of premises and equipment	107	170

Net Cash Used in Lending and Investing Activities	(83,015)	(56,026)

DEPOSIT AND FINANCING ACTIVITIES
Net increase in deposits	121,103	80,530
Net decrease in short-term borrowings	(38,050)	(16,066)
Net decrease in long-term borrowings	—	(10,000)
Proceeds from the exercise of stock options	113	284
Cash dividends	(2,260)	(2,592)

Net Cash Provided by Deposit and Financing Activities	80,906	52,156
(Decrease) increase in Cash and Cash Equivalents	6,600	3,198
Cash and Cash Equivalents at Beginning of Year	21,258	21,824

Cash and Cash Equivalents at End of Period	$27,858	$25,022

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$12,938	$9,047
Income taxes	1,800	770
Non-Cash Investing Activities:
Net unrealized (loss) gain available-for-sale securities	(2,464)	1,704
Non-Cash Financing Activities:
Dividends declared and unpaid	756	749

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Presentation

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

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months and nine months ended September 30, 2005 and 2004.

B.	Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and nine months ended September 30, 2005 and 2004, using 3,597,758 and 3,566,963 weighted average common shares outstanding for the three months ended, and 3,594,298 and 3,563,259 weighted average common shares outstanding for the nine months ended, respectively. Diluted earnings per share gives effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. Weighted average shares outstanding for the three months and nine months ended September 30, 2005 and 2004, adjusted for the effect of the assumed exercise of stock options, were 3,669,419 and 3,623,891 for the three months ended and 3,666,344 and 3,633,547 for the nine months ended, respectively. There were no antidilutive shares as of September 30, 2005.

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

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended, had been applied to the Company’s stock-based compensation plan:

	For Three Months Ended		For Nine Months Ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net Income (in thousands)
As reported	$1,982	$2,022	$5,744	$5,660
Less: Total stock-based employee compensation
expense determined under gray-Scholes option
pricing model, net of tax effect	(9)	(7)	(26)	(21)

Pro forma net income	$1,973	$2,015	$5,718	$5,639

Pro forma net income per share:
Basic - as reported	$0.55	$0.57	$1.60	$1.59
Basic - pro forma	0.55	0.56	1.59	1.58
Diluted - as reported	0.54	0.56	1.57	1.56
Diluted - pro forma	0.54	0.56	1.56	1.55

The fair value of stock options granted was estimated at the date of grant using the gray-Scholes option pricing model. The gray-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company’s employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. Since changes in the subjective input assumptions can materially affect the fair value estimates, the existing model, in management’s opinion, does not necessarily provide a single reliable measure of the fair value of its stock options. In addition, the pro-forma effect on reported net income and earnings per share for the periods presented should not be considered necessarily representative of the pro forma effects on reported net income and earnings per share for future periods.

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

The components of the plan’s net periodic cost for the periods indicated are as follows:

	For Three Months Ended		For Nine Months Ended

(Dollars in thousands)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Service cost	$34	$33	$95	$99
Interest cost	72	77	203	231
Amortization of unrecognized prior
service cost	21	25	60	75

Net periodic benefit cost	$127	$135	$358	$405

Item 2.	Management’s Discussion and Analysis of Financial Condition and

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

The following discussion presents material changes in the Company’s results of operations and financial condition during the three and nine months ended September 30, 2005, which are not otherwise apparent from the consolidated financial statements included in this report.

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

Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

Earnings Summary and Executive Overview

Net income of $1,982,000, or $0.54 per diluted share, for the third quarter of 2005 was $40,000, or $0.02 per share less than the $2,022,000 net income and $0.56 per diluted share reported for the same period in 2004. The return on average assets and return on average shareholder’s equity were 0.82% and 11.23%, respectively, for the three months ended September 30, 2005, compared with 0.94% and 12.18%, respectively, for the third quarter of 2004. The 2005 third quarter marked the second full quarter of operations in connection with the Company’s February 2005 acquisition of $560 million of trust assets under management from HSBC Bank USA, N.A. As a result, increased trust revenue pushed 2005 compared to 2004 third quarter non-interest income up $1.3 million, or 54%, and offset in part the negative effects of a declining net interest margin as well as increased operating costs, more than half of which were associated with the acquisition. The Company continued to experience strong loan and lease demand during the most recent quarter particularly in its commercial lease and indirect auto loan portfolios while at the same time continuing to report strong credit quality indicators in the overall loan portfolio.

For the nine months ended September 30, 2005, net income was $5,744,000, or $1.57 per diluted share, compared to $5,660,000, or $1.56 per diluted share, for the same period in 2004. The $84,000 increase in net income in the first nine months of 2005 is up 1.5% over the same period in the previous year, while the earnings per share increase of $0.01 represents a 0.6% increase over the comparable period. The return on average assets fell to 0.82% from 0.88%, while the return on average shareholders’ equity declined to 11.01% from 11.28%, when comparing the nine months ended September 30, 2005 to the comparable period in 2004.

Analysis of Net Interest Income and the Net Interest Margin

For the three months ended September 30, 2005 compared with the three months ended September 30, 2004, net interest income declined $253,000, or 3.6%, to $6,732,000. The decline was primarily the result of an increase in the Company’s cost of funds, reflecting the rise in short-term market interest rates over the past twelve months, and the short-term re-pricing characteristics of a large percentage of the Company’s interest-bearing liabilities. Over the past twelve months, the average rate paid on interest-bearing liabilities increased 85 basis points compared to a 26 basis point rise in the average yield of interest-earning assets, reducing the net interest spread by 59 basis points. For the comparable three month periods, the positive impact on net interest income from a $104,743,000, or 13%, increase in average earning assets provided a considerable offset to the negative impact from the spread reduction. As a result of the rate, volume and mix changes over the past year, the net interest margin declined 50 basis points from 3.66% in the third quarter of 2004 to 3.16% in the current quarter.

Total interest income for the quarter ended September 30, 2005 increased $1,885,000, or 18.6%, compared with the quarter ended September 30, 2004, with the increase primarily attributable to the growth in average earning assets. Loan and lease income increased $2,032,000, or 28.6%, over the prior period, from both growth and an improved yield in the portfolio. Average net loans and leases increased $108,711,000, or 21.6%, over the comparable period, with 42% of the growth reported in indirect auto loans and 37% of the growth in commercial leases. For the comparable periods, the average yield on the loan portfolio increased 35 basis points, with the commercial loan and lease, indirect auto, and consumer portfolio yields higher, benefiting from higher short-term market rates and portfolio re-pricing characteristics. The primarily fixed-rate residential mortgage loan portfolio yield declined 13 basis points as higher rate loans in the portfolio continued to pre-pay at accelerated rates and new loans added to the portfolio reflected longer term market rates that have not moved higher with the increase in short-term rates. The change in the overall mix of average loans over the past twelve months reflected that average commercial leases as a percentage of total average net loans and leases increased by 6.3% while on the same basis average residential mortgage loans declined by 5.6%. Investment income declined $205,000, or 6.8%, versus the comparable period as a result of a 10 basis point decline in the average tax-equivalent yield and a lower level of average investments for the comparable periods.

Total interest expense increased $2,138,000, or 68.4%, for the quarter ended September 30, 2005 compared to the same period in 2004, with the increase primarily relating to higher rates paid on both deposits and borrowings. Deposit expense increased $1,409,000, or 63.4%, the result of a 68 basis point increase in the average rate paid on interest bearing deposits. Average rates increased 83 basis points in the bank’s savings and money market category primarily reflecting higher rates paid on the money market component reflecting the closer pricing relationship of that product to short-term market interest rates that have moved up 200 basis points over the last twelve months. The money market component was 75% of the category average balance for the period ended September 30, 2005. Average time deposit rates rose 57 basis points over the comparable periods reflecting a combination of rollover and new volume at higher market interest rates. Costs relating to a $78,750,000, or 14.1%, increase in average interest-bearing deposits for the comparable periods also pushed this expense higher. Growth of $66,252,000, or 26.2% in average time deposits was primarily the result of increases in the consumer deposit category and brokered certificates of deposit. Growth in the consumer component of average savings and money market balances was also the primary contributor to a 7% growth rate in that category of interest-bearing deposits. For the comparable periods, average time deposits increased as a percentage of total average interest-bearing deposits by 4.8% with lower percentages of the total in interest-bearing demand and the savings and money market categories. Average brokered deposits for the comparable periods remained at approximately 10% of average interest bearing deposits. Interest expense on borrowings rose $729,000, or 80.6%, primarily attributable to a 146 basis-point increase in the average rate paid. The increase reflected the impact of higher market rates on borrowings that were primarily short-term and had variable rate re-pricing characteristics. An increase in average borrowings of $18,542,000, or 12.2%, for the comparable periods also contributed to the increased expense.

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

For the three months ended September 30,	2005			2004

(Dollars in thousands)
	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid
Assets:
Interest earning assets:
Federal Funds Sold	$ 6,978	$63	3.61%	$988	$4	1.62%
Taxable Investment Securities	213,671	$1,966	3.68%	$230,118	$2,214	3.85%
Nontaxable Investment Securities	80,796	$1,261	6.24%	$74,307	$1,195	6.44%
Real Estate Loans	178,726	$2,710	6.07%	$174,722	$2,710	6.20%
Commercial Loans	157,613	$2,775	7.04%	$144,626	$2,187	6.05%
Taxable Leases (net of unearned discount)	36,051	$532	5.90%	$6,048	$66	4.37%
Non-Taxable Leases (net of unearned discount)	9,698	$148	6.12%	$—	$—	0.00%
Indirect Loans	161,162	$1,920	4.77%	$115,767	$1,315	4.54%
Consumer Loans	$ 68,001	$1,101	6.48%	$61,377	$827	5.39%

Total Interest-earning Assets	912,696	12,476	5.47%	807,953	10,518	5.21%

Noninterest earning assets:
Other Assets	63,708			55,327
Less: Allowance for Loan Losses	(5,321)			(6,048)
Net unrealized gains/(losses) on
available-for-sale portfolio	217			855

Total	$ 971,300			$858,087

Liabilities and Shareholders’ Equity:
Interest bearing assets:
Demand Deposits	$ 79,527	$57	0.29%	$82,653	$58	0.28%
Saving and MMDA Deposits	237,882	$1,083	1.82%	$222,258	$549	0.99%
Time Deposits	318,683	$2,492	3.13%	$252,431	$1,616	2.56%
Short-term Borrowings	82,672	$851	4.12%	$44,716	$165	1.48%
Long-term Borrowings	$ 87,616	$782	3.57%	$107,030	$739	2.76%

Total Interest Bearing Liabilities	806,380	5,265	2.61%	709,088	3,127	1.76%

Noninterest bearing liabilities:
Demand deposits	83,269			74,394
Other liabilities	11,066			8,217
Shareholders’ equity	70,585			66,388

Total	$ 971,300			$858,087

Net interest earnings (FTE)		$7,211			$7,391

Net yield on interest-earning assets			3.16%			3.66%

Net interest spread			2.86%			3.45%

Federal tax exemption on non-taxable
investment securities included in interest income		$479			$406

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

	FOR THE QUARTER END SEPT. 30, 2005 COMPARED TO SEPT. 30, 2004 INCREASE (DECREASE) DUE TO			FOR THE NINE MONTHS SEPT. 30, 2005 COMPARED TO SEPT. 30, 2004 INCREASE (DECREASE) DUE TO
	VOLUME	RATE	NET CHG	VOLUME	RATE	NET CHG

(Dollars in thousands)
Interest earned on:
Federal funds sold	$39	$20	$59	$(9)	$76	$67
Taxable investment securities	(155)	(93)	(248)	(325)	(312)	(637)
Non-taxable investment securities	103	(37)	66	314	(106)	208
Real estate loans	61	(61)	—	159	(240)	(81)
Commercial loans	213	375	588	436	920	1,356
Taxable leases (net of unearned discount)	385	81	466	841	133	974
Non-taxable leases (net of unearned discount)	74	74	148	160	160	320
Indirect loans	528	77	605	1,105	(90)	1,015
Consumer loans	98	176	274	231	392	623

Total interest-earning assets	$1,346	$612	$1,958	$2,912	$933	$3,845

Interest paid on:
Interest-bearing demand deposits	$(2)	$1	$(1)	$(6)	$7	$1
Savings and money market deposits	55	479	534	141	1,289	1,430
Time deposits	471	405	876	956	773	1,729
Short-term borrowings	265	421	686	457	938	1,395
Long-term borrowings	(154)	197	43	(654)	544	(110)

Total interest-bearing liabilities	$635	$1,503	$2,138	$894	$3,551	$4,445

Net interest earnings (FTE)	$711	$(891)	$(180)	$2,018	$(2,618)	$(600)

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

For the Nine months ended September 30,	2005			2004

(Dollars in thousands)
	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid
Assets:
Interest earning assets:
Federal Funds Sold	$4,812	$109	3.02%	$5,415	$42	1.03%
Taxable investment securities	$222,371	$6,221	3.73%	$233,716	$6,858	3.91%
Nontaxable investment securities	$79,740	$3,747	6.26%	$73,160	$3,539	6.45%
Real Estate Loans	$176,718	$8,011	6.04%	$173,263	$8,092	6.23%
Commercial Loans	$153,336	$7,734	6.72%	$144,130	$6,378	5.90%
Taxable Leases (net of unearned discount)	$22,952	$1,151	6.68%	$4,379	$177	5.39%
Non-Taxable Leases (net of unearned discount)	$6,551	$320	6.51%	$—	$—	0.00%
Indirect Loans	$139,412	$4,874	4.66%	$108,144	$3,859	4.76%
Consumer Loans	$65,072	$3,057	6.26%	$59,791	$2,434	5.43%

Total interest-earning assets	870,964	35,224	5.39%	801,998	31,379	5.22%

Noninterest earning assets:
Other assets	62,612			54,097
Less: Allowance for loan losses	(5,234)			(6,076)
Net unrealized gains/(losses) on
available-for-sale portfolio	486			3,725

Total	$928,828			$853,744

Liabilities and Shareholders’ Equity:
Interest bearing assets:
Demand deposits	$80,177	$171	0.28%	$83,045	$170	0.27%
Savings & money market deposits	$243,014	$3,007	1.65%	$228,402	$1,577	0.92%
Time deposits	$286,298	$6,233	2.90%	$239,247	$4,504	2.51%
Short-term Borrowings	$74,308	$1,818	3.26%	$46,977	$423	1.20%
Long-term Borrowings	$87,602	$2,364	3.60%	$114,522	$2,474	2.88%

Total interest bearing liabilities	771,399	13,593	2.35%	712,193	9,148	1.71%

Noninterest bearing liabilities:
Demand deposits	78,276			66,292
Other liabilities	9,610			8,372
Shareholders’ equity	69,543			66,887

Total	$928,828			$853,744

Net interest earnings (FTE)		$21,631			$22,231

Net yield on interest-earning assets			3.31%			3.70%

Net interest spread			3.04%			3.51%

Federal tax exemption on non-taxable
investment securities included in interest income		$1,383			$1,203

Comparing the nine month periods ended September 30, 2005 and 2004, net interest income declined $780,000, or 3.7%. The decline reflected the fact that rising short-term interest rates over the past twelve months have had a greater impact on a larger percentage of interest-bearing liabilities than earning assets. For the comparable periods, the average rate paid on interest-bearing liabilities increased 64 basis points compared to a 17 basis point rise in the average yield of interest-earning assets, reducing the net interest spread by 47 basis points. For the comparable nine month periods, the positive impact on net interest income from a $68,966,000, or 8.6%, increase in average earning assets provided a considerable offset to the negative impact from the spread reduction. As a result of the rate, volume and mix changes over the past year, the net interest margin declined 39 basis points from 3.70% for the nine months ended September 30, 2004 to 3.31% for the nine month period ended September 30, 2005.

Total interest income increased $3,665,000, or 12.1%, for the nine months ended September 30, 2005 compared with the same period a year ago. The increase was attributable to higher interest income on loans and leases as a result of a $74,334,000, or 15.2%, increase in average loans and leases (net of unearned income) and a 24 basis-point increase in the average yield on the loan portfolio over the comparable periods. Loan and lease income rose $4,098,000, or 19.6%. Similar to the three month comparison, the increase in loan and lease income was in part the result of a $34,330,000, or 23.1% increase in average commercial loans and leases as well as higher yields on the shorter term variable rate commercial loans that re-priced upwards over the period with rising market interest rates. An increase of $31,268,000, or 28.9%, in average indirect auto loans for the comparable periods also contributed substantially to the growth in loan and lease income. A decline of 10 basis points in the average yield of indirect auto loans that resulted from competitive pricing pressures early in 2005 offset some of the increased income due to growth. An increase in average balances of home equity consumer loans along with higher average yields that moved up with short-term market interest rates during the year positively impacted loan income, while a 19 basis-point decline in the average yield on the residential mortgage loan portfolio caused a negative impact. Prepayments of higher yielding mortgage loans and little change in longer term market rates for mortgage loans pushed the yield lower.

Interest expense increased $4,445,000, or 48.6%, for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004 with the increase primarily relating to higher rates paid on both deposits and borrowings. Deposit expense increased $3,160,000, or 50.6%, primarily as a result of a 55 basis point increase in the average rate paid on interest bearing deposits. Costs relating to a $58,795,000, or 10.7%, increase in average interest-bearing deposits for the comparable periods also pushed the expense higher. A $47,051,000, or 19.7%, increase in average time deposit balances combined with a 39 basis-point increase in the average rate paid on new and renewal deposits represented over 50% of the increase in deposit expense over the comparable period. Growth in average time deposits was the result of increases in the consumer deposit category and brokered certificates of deposit. The increase in deposit expense was also attributable to higher rates paid on the Bank’s money market accounts, which have been most sensitive to the rise in short-term market interest rates over the last twelve months. For the comparable periods, average time deposits as a percentage of total average interest-bearing deposits increased by nearly 4%. Average brokered deposits were 9.5% of total deposits for the nine month period ended September 30, 2005. Interest expense on borrowings rose $1,285,000, or 44.4%, attributable to a 105 basis-point increase in the average rate paid. The increase reflected the impact of higher market rates on borrowings that were primarily short-term and had variable rate re-pricing characteristics. The level of average borrowings was relatively unchanged versus the comparable period.

Analysis of the Provision and Allowance for Loan and Lease Losses

The Bank’s 2005 third quarter evaluation of the adequacy of the allowance for loan and lease losses reported that loan quality indicators continued to support a reduction in the level of the allowance for loan and lease losses as a percentage of loans and leases. Non-performing loans and leases at September 30, 2005 were 0.32% of total loans and leases, down from 0.53% at year-end 2004 and 0.82% at September 30, 2004. The decline in the level of nonperforming loans was the result of the sale during the 2005 first quarter of nearly $2,000,000 in notes connected with a nonperforming commercial loan relationship. For the third quarter of 2005, the Bank reported net loan and lease losses as a percentage of average loans and leases of 0.07%, compared to a 2004 third quarter percentage of 0.13%. For the quarter ended September 30, 2005, 57% of net loan and lease losses were in the consumer loan category with half of that total related to overdrafts on consumer checking accounts. The indirect auto loan portfolio loss rate during the recent quarter ended was 3 basis points, continuing to reflect a decline in the loss rate since 2001, with the decline attributable to stronger underwriting guidelines that have focused on the applicant’s FICO credit score since that time. As a percentage of the amount of indirect auto loans originated in 2005, 94% were originated in the Bank’s premium (>719 FICO score) or level A (>678 FICO score) categories. Of that total, 81% were premium. At September 30, 2005, 89% of the balance of the indirect auto loan portfolio consisted of loans to borrowers with credit scores in the premium or level A categories, compared to 86% at September 30, 2004. Total loan delinquency, as measured by the percentage of loans past due 30 days or more and non-accruing to total loans, also improved, declining from 1.64% at the quarter end a year ago to 1.11% at the end of the 2005 third quarter. The improvement in the delinquency rate versus the comparable period was primarily the result of the sale of the notes connected with the nonperforming commercial loan relationship in the 2005 first quarter. Over the past twelve months, improvement in the quality of the loan and lease portfolio has reduced the allowance for loan and lease losses as a percentage of period end loans and leases from 1.18% at September 30, 2004 to 0.82% at September 30, 2005. In connection with third quarter loan and lease growth of $49 million, or 8.5%, the Company recorded a provision for loan and lease loss expense of $125,000.

The following tables present loan quality ratios for the periods indicated and a summary of the changes in the allowance for loan and lease losses arising from loans charged off and recoveries on loans previously charged off and additions to the allowance, which have been charged to expense for the periods indicated.

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2005	2004	2005	2004
Net Loans and Leases Charged-off (Recovered) to Average Loans and Leases, Annualized	0.07%	0.13%	0.02%	0.10%
Provision for Loan and Lease Losses to Average Loans and Leases, Annualized	0.08%	0.11%	(0.01%)	0.09%
Provision for Loan and Lease Losses to Net Loans and Leases Charged-off	119.05%	82.84%	(47.22%)	89.36%
Allowance for Loan and Lease Losses to Period-end Loans and Leases	0.82%	1.18%	0.82%	1.18%
Allowance for Loan and Lease Losses to Nonperforming Loans and Leases	252.89%	144.61%	252.89%	144.61%
Allowance for Loan and Lease Losses to Net Loans and Leases Charged-off, Annualized	1228.72%	892.16%	5377.01%	1267.33%
Nonperforming Loans and Leases to Period-end Loans and Leases	0.32%	0.82%	0.32%	0.82%
Nonperforming Assets to Period-end Assets	0.21%	0.48%	0.21%	0.48%

(Dollars in thousands)
	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2005	2004	2005	2004
Allowance for Loan and Lease Losses, Beginning of Period	$5,141	$6,060	$5,267	$6,069

Loans and Leases Charged-off	(237)	(231)	(588)	(669)
Recoveries of Loans and Leases Previously Charged-off	132	62	516	312

Net Loans and Leases Recovered (Charged-off)	(105)	(169)	(72)	(357)

Provision for Loan and Lease Losses	125	140	(34)	319

Allowance for Loan and Lease Losses, End of Period	$5,161	$6,031	$5,161	$6,031

The following table presents net charge-offs as a percentage of average loans by portfolio type:

For the quarter ended	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004

Net charge-offs (recoveries) as a percentage of
average loans by portfolio type follow:
Commercial loans	(0.02%)	0.09%	(0.42%)	3.42%	0.01%
Leases	0.00%	0.00%	0.00%	0.00%	0.00%
Real estate loans	0.09%	0.00%	(0.01%)	0.11%	0.03%
Indirect auto loans	0.03%	(0.08%)	0.20%	0.32%	0.31%
Consumer loans	0.35%	0.40%	(0.03%)	0.14%	0.40%
Total net charge-offs (recoveries) to average
loans and leases outstanding	0.07%	0.05%	(0.08%)	1.12%	0.13%

When comparing the nine months ended September 30, 2005 with the same period in 2004, net loans charged off declined $285,000, or 79.8%. The reduction in net charge-offs was a combination of a decline in the total amount of indirect auto loans charged off and an increase in recoveries on loans previously charged off in the commercial category. For the nine month periods ended September 30, 2005 and 2004, net loan and lease losses as a percentage of average loans and leases loss rates were 0.02% and 0.10%. Reflecting the overall improvement in loan quality indicators, the provision for loan loss expense declined $353,000 for the comparable nine-month periods.

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated:

(Dollars in thousands)
	Three Monthsended September 30,				Nine Months ended September 30,
	2005	2004	Change		2005	2004	Change

Trust and brokerage income	$2,262	$422	$1,840	436.02%	$5,617	$1,303	$4,314	331.08%
Service charges on deposit accounts	693	767	(74)	-9.65%	2,044	2,285	(241)	-10.55%
Bank owned life insurance	102	105	(3)	-2.86%	301	504	(203)	-40.28%
Gain on the sale of loans	16	67	(51)	-76.12%	127	156	(29)	-18.59%
Rental income from operating leases	212	225	(13)	-5.78%	984	607	377	62.11%
Other non-interest income	510	505	5	0.99%	1,277	1,236	41	3.32%

Core non-interest income	$3,795	$2,091	$1,704	81.49%	$10,350	$6,091	$4,259	69.92%
Investment securities (losses) gains	—	312	(312)	0.00%	(22)	717	(739)	-103.07%
(Loss)/Gain on disposal of assets	(71)	9	(80)	-888.89%	(71)	71	(142)	-200.00%

Total non-interest income	$3,724	$2,412	$1,312	54.39%	$10,257	$6,879	$3,378	49.11%

Growth in total non-interest income for the three months ended September 30, 2005 compared with the three months ended September 30, 2004 reflected an increase in the core components and a decrease in the non-core components. Core non-interest income for the comparable periods increased on growth in trust income that was attributable to the February 2005 acquisition of a portion of the personal trust business from HSBC, USA, N.A.. The market value of trust assets under administration at September 30, 2005 was $854,299,000, up $578,451,000 over the past twelve months. Primarily as a result of the growth in assets, trust income for the recent three months ended rose $1,883,000, or 552%, compared with the quarter a year ago. Income from the retail brokerage component declined for the comparable periods on a lower level of sales. A decline in the volume of mortgage loans sold to the secondary market, on which servicing is retained, resulted in a lower gain on the sale of loans in the current quarter. Lower income from service charge on deposits income was attributable to an increase in the earnings credit rate on business account balances that offset a greater portion of activity and service fees, as well as an increase in service charge free consumer accounts reflecting competitive market-place pricing. Non-core non-interest income was lower in the current period as the prior year period included investment security gains and the current period included a loss in connection with the sale of leased equipment.

The increase in core non-interest income for the nine months ended September 30, 2005 compared with the same period in 2004 was also primarily attributable to the growth of the trust business and related revenue. The 2005 period was also positively impacted by an increase in rental income from operating leases, attributable to the early payoff of a lease during the period. Lower income from service charge on deposits reflected the same quarterly pressures, while the decline in bank-owned life insurance income for the nine months ended September 30, 2005 was the result of the inclusion of death benefits in the 2004 nine month total. Offsetting a part of the growth in core non-interest income, was a decline in the amount of investment security gains taken during the comparable periods.

Operating Expenses

The following table sets forth certain information on operating expenses for the periods indicated:

(Dollars in thousands)
	Three Months ended September 30,				Nine Months ended September 30,
	2005	2004	Change		2005	2004	Change

Salaries, wages, and employee benefits	$4,331	$3,742	$589	15.74%	$12,508	$11,231	$1,277	11.37%
Building, occupancy, and equipment	1,295	1,334	(39)	-2.92%	4,341	3,834	507	13.22%
Communication expense	154	165	(11)	-6.67%	475	480	(5)	-1.04%
Stationery and supplies expense	131	129	2	1.55%	350	388	(38)	-9.79%
Marketing expense	202	97	105	108.25%	537	498	39	7.83%
Amortization of intangible asset	126	—	126	N/A	292	—	292	N/A
Other operating expense	1,495	1,274	221	17.35%	4,480	3,796	684	18.02%

Total operating expenses	$7,734	$6,741	993	14.73%	$22,983	$20,227	2,756	13.63%

The increase in total operating expenses for the three months ended September 30, 2005 compared with the prior year quarter primarily reflected a rise in overhead costs related to growth associated with professionals hired as part of the trust acquisition and in the commercial leasing business. Nearly 45%, or $268,000, of the increase in salary and employee benefit expense for the comparable three month periods related to staffing costs associated with the trust acquisition, with another 20%, or $115,000, of the increase related to growth in commercial leasing staff costs. Building, occupancy and equipment expense for the comparable periods declined although the Company had higher building lease expense associated with the expansion of its retail branch and trust businesses. The decline was attributable to lower equipment costs associated with lower costs on equipment servicing contracts, lower utility costs, and a decline in the depreciation expense associated with leased assets. A majority of the 26.6% rise in all other operating expenses also related to the trust acquisition. Over 56% of the increase, or $249,000, were costs that supported the growth in trust assets or related to amortization of the purchase amount. An increase in marketing expense related to promotions associated with 2005 third quarter growth in loans and deposits as well as plans for early fourth quarter new branch openings.

For the nine months ended September 30, 2005 compared with the same period in 2004, the increase in salary and benefits was primarily influenced by the same factors that contributed to the third quarter variance. Over 80% of the increase in salary and benefits expense related to growth in trust and lease departments salary and benefit expense supporting the business growth. The increase in the building, occupancy and equipment costs for the comparable nine month periods included higher building lease expense relating to new branch expansion and the Buffalo Trust Administrative Center. Equipment expense was higher as a result of a 2005 first quarter impairment loss on equipment related to an operating lease. The charge represented approximately 50% of the total increase in the building, occupancy, and equipment category. Over 65% of the increase in all other operating expense for the nine month periods was attributable to growth in the trust business, including the amortization expense associated with the purchase. An increase in marketing expense and higher costs associated with servicing the growth in loans also contributed to higher other operating expense.

Income taxes

The Company’s effective tax rate was 23.7% for the three months ended September 30, 2005, comparable with a rate of 23.3% reported in the prior quarter, but up compared to the 19.6% rate reported for the three months ended September 30, 2004. The lower tax rate in the prior year period included the effect of a one time adjustment in tax expense. The difference from the statutory rate is driven substantially by tax-exempt income.

ANALYSIS OF FINANCIAL CONDITION

Total assets increased $87,000,000, or 9.7%, from $893,934,000 at December 31, 2004 to $980,934,000 at September 30, 2005. For the nine months ended September 30, 2005, total loans and leases (net of unearned income) increased $107,821,000, or 20.7%, to $628,554,000. Loan growth was greatest during the first nine months of 2005 in the indirect auto lending and commercial leasing categories. Since December 31, 2004, indirect auto loans increased 44.3%, with much of the growth coming from expansion of the market area into western New York State. Commercial leases, net of unearned income, increased 279% over the last nine months. All of the new business has been generated in the form of municipal, non-tax and direct finance leases, whereby substantially all the residual risk has been borne by the lessee or vendor. A majority of the leases are to municipalities, universities, and investment-grade rated customers. A vast majority of the leases are to borrowers in New York State. The commercial loan portfolio grew 6.7% during the period. Consumer loans were up 4.8%, with nearly all of the growth in home equity line of credit balances. The residential mortgage loan portfolio rose 2.5%, maintaining this component as a percentage of total loans just under a 30% target level. During the first nine months of 2005, the Bank sold $8,327,000 of newly originated mortgage loans increasing the balance of loans that it was servicing by $3,790,000 to $50,446,000.

The following table sets forth the composition of the Bank’s gross loan and lease portfolio at the dates indicated:

(Dollars in thousands)	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004

	Amount	Amount	Amount	Amount	Amount

Commercial loans	$158,725	$151,507	$151,183	$148,821	$145,696
Leases	60,645	46,250	20,359	15,817	7,174
Real estate loans	181,137	175,647	174,711	176,666	174,757
Indirect auto loans	169,684	147,400	127,143	117,622	117,209
Consumer loans	66,898	65,193	62,753	63,862	62,450

Gross Loans & Leases	$637,089	$585,997	$536,149	$522,788	$507,286

The investment portfolio as of September 30, 2005, in the amount of $286,976,000, declined $38,149,000, or 11.7%, since December 31, 2004. At September 30, 2005, 97% of the investment portfolio was classified as available for sale and included a $7,000 unrealized loss. During the nine months ended September 30, 2005, proceeds from maturing investments, principal repayments and sales in the amount of $97,416,000, funded the purchase of new investment securities in the amount of $61,641,000, with the balance reducing the level of the Company’s borrowings.

The following table sets forth the amortized cost and market value for the Company’s held-to-maturity investment securities portfolio:

	September 30, 2005		December 31, 2004		September 30, 2004
(Dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

	(Dollars in thousands)
Obligations of states and
political subdivisions	$7,557	$7,629	$5,367	$5,621	$5,571	$6,343

Total	$7,557	$7,629	$5,367	$5,621	$5,571	$6,343

The following table sets forth the amortized cost and market value for the Company’s available-for-sale investment securities portfolio:

	September 30, 2005		December 31, 2004		September 30, 2004
(Dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

	(Dollars in thousands)

U.S. Treasury and other
U.S. government agencies	$73,191	$72,311	$98,197	$97,572	$99,242	$99,461
Mortgage-backed securities	120,866	119,500	135,431	135,089	135,327	135,478
Obligations of states and
political subdivisions	74,091	76,304	70,688	74,076	70,543	74,329
Federal Home Loan Bank and
Federal Reserve Bank stock	6,132	6,132	8,037	8,037	6,097	6,097
Other equity securities	5,146	5,172	4,948	4,984	4,149	4,151

Total	$279,426	$279,419	$317,301	$319,758	$315,358	$319,516

Net unrealized gains/(losses) on
available-for-sale securities	$(7)		$2,457		$4,158

Total Carrying Value	$279,419		$319,758		$319,516

For the nine months ended September 30, 2005, total deposits increased $121,103,000, or 19.4%. Since the end of 2004, consumer deposits increased $49,952,000, or 14.3%, with the majority of the deposit growth in the Bank’s Onondaga County branches. Consumer deposit growth was positively impacted by growth in both money market savings accounts that increased by 48.5% and time deposits that rose by 19.3%. Growth in both categories was the result of competitive pricing and marketing promotions during 2005. Commercial deposits increased $19,590,000, or 17.7%, with strong third quarter growth in the demand, money market and time deposit categories. Government deposits increased $46,617,000, or 45.9%. Total government deposits are more volatile and reflect the timing nature of tax payments by the entities. Third quarter 2005 deposit growth reflects the entities receipt of annual school taxes, while annual growth includes growth from an expanding customer base. Brokered deposits at September 30, 2005 increased 8% compared with December 31, 2004. As a result of the growth in deposits during 2005, the Bank reduced its reliance on borrowings. Borrowings declined $38,050,000, or 19.8%, with a reduction in the short-term brokered repurchase agreement category. Customer borrowings in the form of retail repurchase agreements, or sweep accounts, increased $5,550,000, or 23.9%, during the nine months ended September 30, 2005. Retail repurchase agreements assist the bank’s commercial customers in meeting their cash management needs.

The following table sets forth the composition of the Bank’s deposits by business line at the dates indicated:

(Dollars in thousands)	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004

	Balance	Balance	Balance	Balance	Balance

Commercial Deposits

Noninterest-bearing demand deposits	$62,671	$58,563	$54,530	$53,762	$60,160
Interest-bearing demand deposits	8,238	9,314	7,225	8,229	8,029
Savings and money market deposits	35,259	31,334	33,053	31,271	33,410
Time deposits	23,999	18,921	18,845	17,315	18,406

Total Commercial Deposits	$130,167	$118,132	$113,653	$110,577	$120,005

Consumer Deposits

Noninterest-bearing demand deposits	$17,593	$16,534	$14,274	$15,862	$13,003
Interest-bearing demand deposits	56,254	55,419	55,961	60,644	58,475
Savings and money market deposits	135,315	134,682	125,522	113,411	121,954
Time deposits	189,922	170,072	165,613	159,215	154,134

Total Consumer Deposits	$399,084	$376,707	$361,370	$349,132	$347,566

Government Deposits

Noninterest-bearing demand deposits	$5,897	$4,957	$8,390	$4,925	$4,741
Interest-bearing demand deposits	25,933	13,522	11,293	13,018	17,071
Savings and money market deposits	68,554	79,143	99,824	62,053	63,437
Time deposits	47,749	33,377	23,410	21,520	27,184

Total Government Deposits	$148,133	$130,999	$142,917	$101,516	$112,433

Brokered Deposits

Time deposits	$66,840	$61,861	$61,926	$61,896	$61,926

TOTAL DEPOSITS	$744,224	$687,699	$679,866	$623,121	$641,930

Liquidity

The Company’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, and to take advantage of market interest rate opportunities. Funding loan and lease requests, providing for liability outflows, and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee (“ALCO”) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of September 30, 2005, that liquidity as measured by the Bank is in compliance with its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the nine months ended September 30, 2005, cash and cash equivalents increased by $6,600,000, as net cash provided by operating, and deposit and financing activities of $89,615,000 exceeded the cash used by lending and investing activities of $83,015,000. Net cash provided by deposit and financing activities reflects a net increase in deposits of $121,103,000, a net decrease in borrowings of $38,050,000, and cash dividends paid of $2,260,000. Net cash from operating activities was primarily provided by net income in the amount of $5,744,000 and a provision for depreciation of $2,139,000. Net cash used in lending and investing activities reflects a net increase in loans and leases of $107,893,000, a net increase in acquisitions of $10,089,000, and a net decrease in investment securities of $35,775,000.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of September 30, 2005, the Bank’s credit limit with the FHLB was $162,242,000. The total of the Bank’s outstanding borrowings from the FHLB on that date was $115,000,000.

Capital Resources

During the nine months ended September 30, 2005, shareholders equity increased $2,325,000 to $71,221,000, and book value per share rose $0.50 to $19.80. Shareholders’ equity was positively impacted during the first nine months of the year by net income after the payment of dividends of $3,478,000 and $310,000 from the exercise of stock options and amortization of restricted stock, while offset in part by a decline in the unrealized gain on available for sale securities (net of taxes) of $1,474,000.

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

As of December 31, 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. Management believes that, as of September 30, 2005, the Company and its subsidiary Bank met all capital adequacy requirements to which they were subject to.

The following table compares the Company’s actual capital amounts and ratios with those needed to qualify for the “well capitalized” category, which is the highest capital category as defined in the regulations.

	(Dollars in thousands)
	Actual			To be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio

As of September 30, 2005
Total Capital (to Risk-Weighted Assets)	$76,811	11.97%	$64,149	≥10.00%
Tier I Capital (to Risk-Weighted Assets)	71,460	11.14%	38,490	≥6.00%
Tier I Capital (to Average Assets)	71,460	7.43%	48,074	≥5.00%
As of December 31, 2004
Total Capital (to Risk-Weighted Assets)	$82,858	15.34%	$54,015	≥10.00%
Tier I Capital (to Risk-Weighted Assets)	77,461	14.34%	32,409	≥6.00%
Tier I Capital (to Average Assets)	77,461	8.70%	44,493	≥5.00%

The decline in the Company’s actual capital and capital ratios over the nine month period ended September 30, 2005 reflects the Company’s strategy to continue to leverage its capital while at the same time remaining in the “well capitalized” category.

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

Other Information

In December of 1998, the Oneida Indian Nation (“The Nation”) and the U.S. Justice Department filed a motion to amend a 1974 land claim against the State of New York to include a class of 20,000 unnamed defendants who own real property in Madison County and Oneida County. An additional motion sought to include the Company as a representative of a class of landowners. On September 25, 2000, the United States District Court of Northern New York denied the motion to include the landowners as a group, thus excluding the Company and many of its borrowers from the litigation. This ruling may be appealed by The Nation, and does not prevent The Nation from suing landowners individually, in which case the litigation could involve assets of the Company. On August 3, 2001, the Justice Department moved to amend its complaint to drop landowners as defendants. In February 2002, the State of New York, The Nation and the Counties of Madison and Oneida announced that they had reached a tentative agreement to settle the land claim. Among other things, the settlement was to pay the three Oneida tribes $500,000,000 for their lost land. However, the proposed settlement required the approval of governments from county legislatures to the United States Congress. In October 2003, the media reported that the United States Department of Interior would not fund the $250,000,000 federal contribution contemplated by the proposed settlement. Moreover, the other two Oneida tribes, from Wisconsin and Ontario, which did not participate in the settlement negotiations, indicated they did not intend to go along with the settlement. The Wisconsin tribe subsequently filed new lawsuits against individual landowners, and publicly stated its intention to file other new suits against landowners. The litigation has been stayed to permit further negotiations and settlement efforts continue. The State of New York, the County of Madison and the County of Oneida remain as defendants in the litigation. The United States Court of Appeals for the Second Circuit issued a decision in June 2005 in the Cayuga land claim reversing a $247 million judgement in favor of the Cayugas on the ground that the land claim is barred by the equitable doctrine of laches. The Cayugas have announced that they intend to seek a rehearing and the final outcome is expected to impact The Nation’s claim. Management believes that these claims will not have a material adverse effect on the Company.

On September 28, 2005 the Board of Directors of the Company authorized the repurchase of up to five percent (5%) of the Company’s outstanding common stock, or approximately 180,000 shares, over a 12-month period starting October 1, 2005. Purchases will be made from time to time in the open market or in privately negotiated transactions.

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

Earnings Simulation Modeling

Net interest income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening of the yield curve would result in increased earnings as investment margins widen. The model requires management to make assumptions about how the Bank’s balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Bank’s own loans. Non-contractual deposit growth rates and pricing are modeled on historical patterns. Interest rates of the various assets and liabilities on the balance sheet are assumed to change proportionally, based on their historic relationship to short-term rates. The Bank’s guidelines for risk management call for preventative measures to be taken if the simulation modeling demonstrates that an instantaneous 2% increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 15% when compared to the stable rate scenario. The low level of short-term interest rates since the beginning of 2003, necessitated a modification of the standard 2% rate change scenario, to an instantaneous decrease of 1% scenario over the next twelve months with an adverse effect no greater than 7.5%. At September 30, 2005, based on the results of the Bank’s simulation model, and assuming that management does not take action to alter the outcome, the Bank would expect net interest income to decrease 10.8% if short term interest rates increase by 2%, and to increase 5% if short term interest rates decline by 1%.

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

These assumptions are applied consistently in both models. Based on the September 30, 2005 NPV estimation, a 2% instantaneous increase in interest rates was estimated to decrease NPV by 6.7%. NPV was estimated to increase by 1.7% if rates immediately declined by 1%. Policy guidelines limit the amount of the estimated increase/decline to 25% in a 2% rate change scenario, and 12.5% in a 1% rate change scenario. As with the earnings simulation modeling, due to the low level of interest rates since the beginning of 2003, the Bank modified its standard decreasing rate scenario to a 1% rate decline at year end.

Item 4.	Controls and Procedures

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2005, an evaluation was performed under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2005 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

On November 2, 2005 the Company and the Bank entered into an agreement with John H. Watt, Jr. employing him as Executive Vice President. The agreement, which is renewable annually for a term of three years, specifies an initial base salary of $155,000 per year plus certain benefits, including severance benefits both before and after a “change in control”, as defined in the agreement.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Ex. No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Amended and Restated Bylaws of the Company(2)

10.1	Employment Agreement with John H. Watt, Jr. dated November 2, 2005

31.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

31.2	Certification of David P. Kershaw, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

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

ALLIANCE FINANCIAL CORPORATION

DATE November 3, 2005	/s/ Jack H. Webb
Jack H. Webb, Chairman of the Board, President
and Chief Executive Officer

DATE November 3, 2005	/s/ David P. Kershaw
David P. Kershaw, Treasurer and Chief Financial Officer