Form 10-K
period 2005-12-31
ALLIANCE FINANCIAL CORP /NY/
filed 2006-03-14
CIK 796317

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number 0-15366

ALLIANCE FINANCIAL CORPORATION

(Exact name of Registrant as specified in its charter)

New York	16-1276885

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

120 Madison Street, Tower II, 18th Floor, Syracuse, NY 13202	13202

(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number including area code: (315) 475-4478

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 Per Share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                         Yes ☐          No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                         Yes ☐          No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes ☒          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $103,171,912 based on the closing sale price as reported on the Nasdaq National Market.

The number of outstanding shares of the Registrant’s common stock, $1 par value per share, on March 1, 2006: 3,565,745 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held on May 9, 2006 (the “Proxy Statement”) are incorporated by reference in Part III.

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED
DECEMBER 31, 2005
ALLIANCE FINANCIAL CORPORATION

PART I

          This Annual Report on Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations and business of Alliance Financial Corporation and its subsidiaries. These forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) an increase in competitive pressure in the banking industry; (2) changes in the interest rate environment reduce margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (5) changes in business conditions and inflation; (6) fluctuations in the securities markets; (7) changes occur in technology used in the banking business; (8) the ability to maintain and increase market share and control expenses; (9) the possibility that the expansion of the Company’s trust business may fail to perform as currently anticipated; and (10) other factors detailed from time to time in the Company’s SEC filings.

Item 1 — Description of the Business

Available Information

          The Company files annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.

          The Company also makes available free of charge through its website (http://www.alliancebankna.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the SEC.

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

          The Company’s administrative offices are located on the 18th Floor, AXA Tower II, 120 Madison St., Syracuse, New York. Banking services are provided at the administrative offices as well as at 21-customer service facilities located in Cortland, Madison, western Oneida, Onondaga, and Erie counties.

          On February 18, 2005, the Bank acquired a portfolio of personal trust accounts and related assets under management from HSBC, USA, NA. The Bank assumed the successor trustee role from HSBC on approximately 1830 personal trust accounts and further assumed approximately $560,000,000 in assets under management. Combined with its existing trust business the Bank now manages over 2,400 trust accounts and approximately $860,000,000 of related investment assets. In connection with the acquisition, the Bank hired 13 trust professionals from HSBC and opened an office in Buffalo New York to manage the acquired accounts.

          At December 31, 2005, the Company had 237 full-time employees and 32 part-time employees, down from 258 full-time employees and 40 part-time employees on December 31, 2004.

          The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits.

Services

          The Company offers full service banking with a broad range of financial products to meet the needs of its commercial, retail, government, and trust customers. Depository account services include interest and non-interest bearing checking accounts, money market accounts, savings accounts, time deposit accounts, and individual retirement accounts. The Company’s lending activities include the making of residential and commercial mortgage loans, business lines of credit, working capital facilities and business term loans as well as installment loans, home equity loans, and personal lines of credit to individuals. Trust and investment department services include personal trust, employee benefit trust, investment management, custodial, and financial planning. Through UVEST Financial Services, member NASD/SIPC, the Bank provides financial counseling and brokerage services. The Company also offers safe deposit boxes, travelers checks, money orders, wire transfers, collection services, drive-up banking facilities, 24-hour night depositories, automated teller machines, 24-hour telephone banking, and on-line internet banking. Commercial equipment leasing services are offered through Alliance Leasing, Inc., a subsidiary of the Bank.

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

          The Federal Reserve Board has established risk-based capital guidelines that are applicable to bank holding companies. The guidelines established a framework intended to make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and take off-balance sheet exposures into explicit account in assessing capital adequacy. The Federal Reserve Board guidelines define the components of capital, categorize assets into different risk classes, and include certain off-balance sheet items in the calculation of risk-weighted assets. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, less goodwill (“Tier 1 capital”). Banking organizations that are subject to the guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4.00% and a ratio of total capital to risk-weighted assets of at least 8.00%. The appropriate regulatory authority may set higher capital requirements when an organization’s particular circumstances warrant. The remainder (“Tier 2 capital”) may consist of a limited amount of subordinated debt, limited-life preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.” The Company’s Tier 1 and total risk-based capital ratios as of December 31, 2005 were 10.93% and 11.72%, respectively.

          In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier 1 capital to quarterly average assets less goodwill (“Tier 1 leverage ratio”) of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a Tier 1 leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company’s Tier 1 Leverage ratio as of December 31, 2005 was 7.42%, which exceeded its regulatory requirement of 4.00%. The guidelines provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

          Transactions between the holding company and its subsidiary bank are subject to Section 23A of the Federal Reserve Act and to the requirements of Regulation W. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries. Affiliate transactions are also subject to Section 23B of the Federal Reserve Act and to the requirements of Regulation W which generally require that certain transactions between the holding company and its affiliates be on terms substantially the same, or at least as favorable to the banks, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

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

          The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. Among other things, federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA identifies the following capital categories for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Rules adopted by the federal banking agencies under FDICIA provide that an institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. FDICIA imposes progressively more restrictive constraints on operation, management, and capital distributions, depending on the capital category in which an institution is classified. At December 31, 2005, the Company and the Bank were in the well-capitalized category based on the ratios and guidelines noted above.

          The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital level and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well-capitalized, or is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well-capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates.

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

          The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations include, among others, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations. The Check Clearing for the 21st Century Act (“Check 21 Act” or “the Act”), which became effective on October 28, 2004, creates a new negotiable instrument, called a “substitute check,” which banks are required to accept as the legal equivalent of a paper check if it meets the requirements of the Act. The Act is designed to facilitate check truncation, to foster innovation in the check payment system, and to improve the payment system by shortening processing times and reducing the volume of paper checks.

          The earnings of the Company are significantly affected by the monetary and fiscal policies of governmental authorities, including the Federal Reserve Board. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open-market operations in U.S. Government securities and federal funds, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, and the interest rates charged on loans and paid for deposits. The Federal Reserve Board frequently uses these instruments of monetary policy, especially its open-market operations and the discount rate, to influence the level of interest rates and to affect the strength of the economy, the level of inflation or the price of the dollar in foreign exchange markets. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect that they may have on the Company’s business and earnings. Pursuant to Title V of Gramm-Leach, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Under these rules, financial institutions must provide: initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates, annual notices of their privacy policies to current customers, and a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

          As part of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”), signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”). IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, or other financial institutions. Pursuant to this statute, the Department of Treasury has issued a number of regulations relating to enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions. Covered financial institutions also are barred from dealing with foreign “shell” banks. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. These regulations were also adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of “concentration accounts,” and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program. IMLAFATA also amends the Bank Holding Company Act and the Bank Merger Act to require federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

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

          In 1970, the U. S. Congress enacted the Fair Credit Reporting Act (the “FCRA”) in order to ensure the confidentiality, accuracy, relevancy and proper utilization of consumer credit report information. Under the framework of the FCRA, the United States has developed a highly advanced and efficient credit reporting system. The information contained in that broad system is used by financial institutions, retailers and other creditors of every size in making a wide variety of decisions regarding financial transactions. Employers, and law enforcement agencies have also made wide use of the information collected and maintained in databases made possible by the FCRA. The FCRA affirmatively preempts state law in a number of areas, including the ability of entities affiliated by common ownership to share and exchange information freely, the requirements on credit bureaus to reinvestigate the contents of reports in response to consumer complaints, among others. By its terms, the preemption provisions of the FCRA were to terminate as of December 31, 2003. With the enactment of the Fair and Accurate Transactions Act (FACT Act) in late 2003, the preemption provisions of FCRA were extended, although the FACT Act imposes additional requirements on entities that gather and share consumer credit information. The FACT Act required the Federal Reserve Board and the Federal Trade Commission to issue final regulations within nine months of the effective date of the Act. A series of regulations and announcements have been promulgated, including a joint FTC/FRB announcement of effective dates for FCRA amendments, the FTC’s “Free Credit Report” rule, revisions to the FTC’s FACT Act Rules, the FTC’s final rules on identity theft and proof of identity, the FTC’s final regulation on consumer information and records disposal, the FTC’s final summaries and notices and a final rule on prescreen notices.

          On March 1, 2005 the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the tier 1 capital of bank holding companies. Trust preferred securities, however, will be subject to stricter quantitative limits. The rule provides that trust preferred securities, together with other “restricted core capital elements,” can be included in a bank holding company’s tier 1 capital up to 25% of the sum of core capital elements, including “restricted core capital elements,” as defined in the rule.

Item 1A — Risk Factors

          Investments in Alliance Financial Corporation common stock involve risk.

          The market price of Alliance Financial Corporation common stock may fluctuate significantly in response to a number of factors, including:

•	changes in securities analysts’ estimates of financial performance

•	Volatility in stock market prices and volumes

•	rumors or erroneous information

•	changes in market valuations of similar companies

•	changes in interest rates

•	changes in credit quality

•	new developments in the banking industry

•	variations in quarterly or annual operating results

•	new litigation or changes in existing litigation

•	regulatory actions

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies

          If Alliance Financial Corporation does not adjust to changes in the financial services industry, its financial performance may suffer. Alliance Financial Corporation’s ability to maintain its history of strong financial performance and return on investment to shareholders will depend in part on its ability to expand its scope of available financial services to its customers. In addition to other banks and credit unions, competitors include securities dealers, brokers, mortgage bankers, investment advisors, and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers.

          Future governmental regulation and legislation could limit growth.

          Alliance Financial Corporation and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations. Changes to these laws could affect Alliance Bank’s ability to deliver or expand its services and diminish the value of its business.

          Changes in interest rates could reduce income and cash flow.

          Alliance Bank’s income and cash flow depends to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings. Interest rates are beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits.

          Additional risks and uncertainties could have a negative effect on financial performance.

          Additional factors could have a negative effect on the financial performance of Alliance Bank and Alliance Financial Corporation common stock. Some of these factors are general economic and financial market conditions, competition, continuing consolidation in the financial services industry, new litigation or changes in existing litigation, regulatory actions, and losses.

Item 2 — Properties

          The Company conducts business in New York State at the following locations as of December 31, 2005:

Name of Office	Locations Owned	County	Date Established

Home Office	120 Madison St., Tower II, 18th Floor	Onondaga	August 27, 2001
Syracuse, NY

Baldwinsville	Route 31 & Willet Pkwy., Baldwinsville, NY	Onondaga	August 28, 2000

Camillus	5390 West Genesee Street, Camillus, NY	Onondaga	October 17,2005

Canastota	Stroud Street & Route 5, Canastota, NY	Madison	December 7, 1974

Cicero	Widewaters Common	Onondaga	March 1, 2004
7956 Route 11, Cicero, NY

Cincinnatus	2743 NYS Route 26, Cincinnatus, NY	Cortland	January 1, 1943

Cortland	65 Main Street, Cortland, NY	Cortland	March 1, 1869

East Syracuse	6563 Weighlock Drive, East Syracuse, NY	Onondaga	October 3, 2005

Groton Avenue	1125 Groton Avenue, Cortland, NY	Cortland	June 22, 1987

Hamilton	1 Madison Street, Hamilton, NY	Madison	December 7, 1949

Hamilton- Drive-Up	38-40 Utica Street, Hamilton, NY	Madison	January 26, 1976

James Street	1001 James Street, Syracuse, NY	Onondaga	January 20, 2004

Lyndon Corners	6930 E. Genesee St., Fayetteville, NY	Onondaga	July 20, 2000

Manlius	8250 Manlius-Cazenovia Road, Manlius, NY	Onondaga	October 19, 1994

Marathon	14 E. Main Street, Marathon, NY	Cortland	August 15, 1957

Oneida	160 Main Street, Oneida, NY	Madison	December 12, 1851

Park Place	300 South State Street, Syracuse, NY	Onondaga	July 19, 1999

Sherrill	628 Sherrill Road, Sherrill, NY	Oneida	April 2, 1954

TOPS Plaza	Route 5 and Route 46, Oneida, NY	Madison	January 7, 1988

Trust Administration Center	241 Main St., Suite 200, Buffalo, NY	Erie	February 18,2005

Tully	Route 80 at I-81, Tully, NY	Onondaga	January 26, 1989

Wal-Mart	872 NYS Route 13, Cortland, NY	Cortland	March 10, 1997

The offices at Camillus, Cicero, East Syracuse, James Street, Lyndon Corners, Manlius, Madison Street, Park Place, TOPS Plaza, Trust Administration Center, Tully, and the Wal-Mart store are subject to leases and/or land leases. The other banking premises are owned. Real property and related banking facilities owned by the Company at December 31, 2005 had a net book value of $6.3 million and none of the properties was subject to any material encumbrances. For the year ended December 31, 2005, rental fees of $845,000 were paid on facilities leased by the Company for its operations.

Item 3 — Legal Proceedings

          In December of 1998, the Oneida Indian Nation (“The Nation”) and the U.S. Justice Department filed a motion to amend a long-standing land claim against the State of New York to include a class of 20,000 unnamed defendants who own real property in Madison County and Oneida County. An additional motion sought to include the Company as a representative of a class of landowners. On September 25, 2000, the United States District Court of Northern New York rendered a decision denying the motion to include the landowners as a group, and thus, excluding the Company and many of its borrowers from the litigation. The State of New York, the County of Madison and the County of Oneida remain as defendants in the litigation. This ruling may be appealed by The Nation, and does not prevent The Nation from suing landowners individually, in which case the litigation could involve assets of the Company. On August 3, 2001, the Justice Department moved to amend its complaint to drop landowners as defendants. A Wisconsin Oneida tribe has filed lawsuits against individual landowners, and has publicly stated its intention to continue to file other suits against landowners.

          Management believes that, ultimately, the State of New York will be held responsible for these claims and that this matter will be settled without adversely impacting the Company, although to date efforts to settle this litigation have been unsuccessful.

          The Company and the Bank are subject to various claims, legal proceedings and matters that arise in the ordinary course of business. In management’s opinion, no pending action, if adversely decided, would materially affect the Company’s financial condition.

Item 4 — Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data:

          The common stock of the Company is listed for quoting in the Nasdaq National Market System under the symbol “ALNC”. Market makers for the stock include Ryan, Beck & Company (800-342-2325), Sandler O’Neill & Partners, L.P. (800-635-6851), and McConnell Budd & Romano (800-538-6957). There were 692 shareholders of record as of December 31, 2005. The following table presents stock prices for the Company for 2005 and 2004. Stock prices below are based on daily high and low closing prices for the quarter, as reported on the Nasdaq National Market System.

2005	High	Low	Dividend Declared

1st Quarter	$32.00	$29.50	$0.21
2nd Quarter	$31.84	$29.55	$0.21
3rd Quarter	$32.14	$29.01	$0.21
4th Quarter	$32.35	$29.81	$0.21

2004	High	Low	Dividend Declared

1st Quarter	$34.95	$31.02	$0.21
2nd Quarter	32.60	27.21	0.21
3rd Quarter	30.25	27.16	0.21
4th Quarter	30.50	27.57	0.21

Registrar and Transfer Agent

American Stock Transfer & Trust Company
59 Maiden Lane
New York, NY 10038

Automatic Dividend Reinvestment Plan

          The Company has an automatic dividend reinvestment plan. This plan is administered by American Stock Transfer and Trust Company, as agent. It offers a convenient way for shareholders to increase their investment in the Company. The plan enables certain shareholders to reinvest cash dividends on all or part of their common stock in additional shares of the Company’s common stock without paying brokerage commissions or service charges. Shareholders who are interested in this program may receive a Plan Prospectus and enrollment card by calling ASTC Dividend Reinvestment at 1-800-278-4353, or writing to the following address:

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

          On September 28, 2005 the Company announced that its Board of Directors had authorized the repurchase of up to five percent of the Company’s outstanding common stock, or approximately 180,000 shares, over a 12-month period commencing on October 1, 2005. The following table provides information with respect to repurchases of the Company’s common stock in accordance with the repurchase plan during the fourth quarter ended December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

				180,000
10/1/05 - 10/31/05	2,350	$30.42	2,350	177,650
11/1/05 - 11/30/05	5,675	$31.14	5,675	171,975
12/1/05 - 12/31/05	30,296	$32.22	30,296	141,679

Total	38,321		38,321

Item 6 — Selected Financial Data

Five-Year Comparative Summary

(Dollars in thousands except per-share data)

	2005	2004	2003	2002	2001

ASSETS AND DEPOSITS
Net Loans & Leases	$642,832	$515,466	$466,230	$408,181	$371,260
Investment Securities	273,788	325,125	305,787	314,994	272,690
Deposits	739,118	623,121	561,400	546,653	499,292
Total Assets	980,421	893,934	826,255	774,950	692,871
Trust Department Assets	862,504	282,281	252,621	213,131	267,978
(Market value, not included in Total Assets)

SHAREHOLDERS’ EQUITY

Capital, Surplus, and Undivided Profits	$69,571	$68,896	$66,153	$62,953	$53,463

OPERATING INCOME AND EXPENSES

Total Interest Income	$46,425	$41,002	$40,158	$42,841	$43,124
Total Interest Expense	19,336	12,684	12,827	15,944	19,965

Net Interest Income	27,089	28,318	27,331	26,897	23,159
Provision for Loan and Lease Losses	144	984	2,349	1,895	2,455

Net Interest Income after Provision for Loan and Lease Losses	26,945	27,334	24,982	25,002	20,704
Non-interest Income	14,156	9,006	9,689	6,796	6,991

Total Operating Income	$41,101	$36,340	$34,671	$31,798	$27,695

Salaries and Related Expense	17,150	14,919	13,462	12,518	11,264
Occupancy and Equipment Expense	5,746	5,295	3,893	3,602	3,153
Other Operating Expense	8,544	6,945	6,513	6,416	5,550

Total Operating Expense	$31,440	$27,159	$23,868	$22,536	$19,967
Income Before Taxes	9,661	9,181	10,803	9,262	7,728
Provision for Income Taxes	2,154	1,926	2,792	2,351	1,717

Net Income	$7,507	$7,255	$8,011	$6,911	$6,011

Per-Share Data
Net Income – Diluted	2.05	2.00	2.23	1.98	1.70
Book Value at Year End	19.52	19.29	18.72	18.23	15.51
Cash Dividends Declared	0.84	0.84	0.94	0.79	0.85

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

          The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan and lease losses, accrued income taxes, and the fair value analysis of the intangible asset to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Actual results could differ from those estimates.

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

          The Company estimates its tax expense based on the amount it expects to owe the respective tax authorities. Taxes are discussed in more detail in Note 11 of the consolidated financial statements section of this report. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Corporation’s tax position. If the final resolution of taxes payable differs from our estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

          The Company utilizes significant estimates and assumptions in determining the fair value of its intangible asset for purposes of impairment testing. The valuation requires the use of assumptions, including, among others, discount rates, rates of return on assets, account attrition rates and costs of servicing.

RESULTS OF OPERATIONS

Earnings Summary and Executive Overview

          Net income for 2005 was $7,507,000, an increase of $252,000, or 3.5%, compared to net income of $7,255,000 in 2004. Earnings per share for 2005, on a fully diluted basis, were $2.05, up 2.5%, or $0.05 per share, compared to $2.00 per share in 2004. Basic earnings per share of $2.09 for the year ended December 31, 2005, compared to $2.03 for the year ended December 31, 2004.

          Strong growth in the Bank’s earning assets continued in 2005, with average loans and leases up 17.5% while average deposits grew at a record 12.5% rate. The growth was achieved with a focus on building business and personal account balances across the Bank’s expanding branch network. The Bank’s strategic initiative to target branch expansion in Onondaga County, New York, continued in 2005 with the fourth quarter opening of a de-novo branch and the relocation of another branch to a new facility in an improved location. Although growth in loans and deposits was strong in 2005, the continued rise in short-term market interest rates combined with a flattening yield curve compressed the Company’s net interest margin. As a result, the net interest margin declined from 3.69% in 2004 to 3.28% in 2005 and 2005 net interest income declined 4.3% compared with the prior year.

          On February 18, 2005, the Bank acquired a portfolio of personal trust accounts and related assets under management from HSBC, USA, N.A. Specifically the Bank assumed the successor trustee role from HSBC on approximately 1830 personal trust accounts and further assumed approximately $560,000,000 in assets under management. Combined with its existing trust business the Bank is managing over 2400 trust accounts and approximately $860,000,000 of related investment assets at December 31, 2005. In connection with the acquisition the Bank hired 13 trust professionals from HSBC and opened an office in Buffalo, New York to manage the acquired accounts. The acquisition generated fee income in excess of $6,000,000 in 2005 and increased non-interest income as a percentage of total operating income to 34.3%. Total operating expense associated with the acquisition in 2005 was approximately $2,500,000.

          A significant decline in net loan and lease losses in 2005 allowed a reduction in the provision for loan and lease loss expense.

Selected Performance Measures

          Return on average assets, return on average equity, dividend payout, and equity to asset ratios for the years indicated are as follows:

	2005	2004	2003

Percentage of net income to average total assets	0.80%	0.84%	1.01%
Percentage of net income to average shareholders’ equity	10.75%	10.75%	12.34%
Percentage of dividends declared to net income	40.20%	41.31%	41.28%
Percentage of average shareholders’ equity to average total assets	7.43%	7.82%	8.21%

Net Interest Income

          The net interest income of the Bank is the Company’s principal source of operating income for payment of overhead and providing for loan and lease losses. It is the amount by which interest and fees on loans and leases, investments, and other earning assets exceeds the cost of deposits and other interest-bearing liabilities. 2005 net interest income of $27,089,000, declined $1,229,000, or 4.3%, compared to the prior year as a result of the narrowing net interest margin. The Company’s 2005 net interest margin (federal tax-equivalent net interest income divided by average earning assets) of 3.28% was down 41 basis points compared to 3.69% in 2004. The 2005 margin compression was primarily the result of rising short-term market interest rates during 2005 that pushed up the Bank’s cost of funds on a large percentage of its interest-bearing liabilities with short-term maturity or variable interest rate characteristics. The flattening of the yield curve during 2005 provided less benefit to the yields on a significant percentage of the Company’s interest earning assets, that have a pricing correlation with intermediate and longer-term market interest rates, and that rose less than short-term rates during the year. By comparison, 2004 net interest income increased $987,000, or 3.6%, compared with 2003, with the increase primarily attributable to increased interest income resulting from strong growth in loans. The 2004 net interest margin declined 22 basis points compared to 2003 primarily the result of a decline in earning asset yields that was greater than the decline in rates paid on interest bearing liabilities.

          Interest income for 2005 at $46,425,000, was up $5,423,000 compared to 2004, with the 2005 tax-equivalent yield on average earning assets at 5.47%, increasing 21 basis points during the 12 months ended December 31, 2005. Average earning assets for 2005 were $883,240,000, up $72,973,000, or 9%, compared to 2004, and represented 93.9% of total average assets in 2005. By comparison, average earning assets increased $72,997,000, or 9.9%, in 2004 compared to 2003, and for the comparable periods, the tax-equivalent yield on average earning assets declined 39 basis points. Average earning assets in 2004 were also 93.9% of total average assets.

          Loans and leases continued to represent the majority of the Company’s interest earning assets and increased to 65.9% of average earning assets in 2005 from 61.1% in 2004. Average loans and leases (net of unearned income) increased $86,658,000 in 2005 with yields increasing 23 basis points to 5.99%. Interest income on loans and leases was up $6,345,000, or 22.3%, in 2005 compared to 2004. The Company’s residential mortgage loan portfolio increased $4,840,000, or 2.8%, in average loans when comparing the year 2005 to 2004. The average yield on the residential mortgage loan portfolio declined 16 basis points from 6.21% in 2004 to 6.05% in 2005, influenced by newly originated loans, and customer refinancing of higher rate portfolio loans to the lower 2005 market rates. Average consumer loans for the comparable periods increased 8.2%, or $4,999,000, on growth in home equity lines of credit. The average yield increased 94 basis points from 5.50% in 2004 to 6.44% in 2005, influenced by higher rates on home equity lines that were indexed to a rising prime rate throughout the year. Average indirect auto loans in 2005 increased 33.4%, or $36,900,000, compared with 2004. Average yields declined 2 basis points from 4.71% in 2004 to 4.69% in 2005, as market rates remained competitive and relatively stable throughout the period. Average commercial loans in 2005 increased $8,929,000, or 6.2%, when compared with the prior year. Average yields increased 87 basis points from 5.99% in 2004 to 6.86% in 2005, as variable rate loans within the portfolio re-priced upwards to the higher market rates. Average leases (net of unearned income) in 2005 increased $30,990,000, or 587%, compared with 2004. The average yield on the lease portfolio was 6.49% in 2005 compared with 9.11% in 2004. Average loans and leases (net of unearned income) in 2004 increased $55,520,000 compared to 2003 while average loan and lease yields declined 58 basis points. Interest income on loans and leases was up $629,000, or 2.3%, in 2004 compared to 2003. For the comparable periods, average residential mortgage loans increased $11,391,000, or 7%, average consumer loans increased $2,602,000, or 4.5%, average indirect auto loans increased $28,136,000, or 34.2%, and average commercial loans and leases (net of unearned income) increased $13,391,000, or 9.8%.

          Average investments in 2005 declined $13,614,000, or 4.4%, compared with 2004. The decline in average investments funded a percentage of the 2005 growth in average loans and leases. As a result of the decline in average investments, tax-equivalent interest income from investments was down $740,000, or 5.3%, compared with 2004. The average tax-equivalent yield of the portfolio declined 4 basis points, from 4.52% in 2004 to 4.48% in 2005. By comparison, average investment securities increased $15,971,000 in 2004 compared to 2003, with tax-equivalent interest income up $327,000, or 2.4%. The average tax-equivalent yield on the portfolio had declined 14 basis points in 2004, compared to 2003, with the decline attributable to lower yields on the purchase of new investments in 2004.

          During 2005, average interest-bearing liabilities increased $62,347,000, or 8.7%, to $779,883,000. As a result of the rise in short-term market interest rates and repricing characteristics associated with the Company’s liabilities during 2005, the average cost of interest-bearing liabilities increased 71 basis points from 1.77% in 2004 to 2.48% in 2005. The Company’s interest expense, which is a function of the volume of and rates paid for interest-bearing liabilities, increased $6,652,000, or 52.4%, in 2005 compared with 2004. Interest expense on deposits increased $4,823,000, or 55.6%, in 2005 compared with 2004, attributable to growth in the average of interest-bearing deposits, and an increase in the average rate paid on interest-bearing deposits over the past year. Average interest-bearing deposits in 2005 increased $65,897,000, or 11.9% compared with 2004. Growth in 2005 was greatest in the time deposit category that increased $51,293,000, or 20.9%, compared with 2004, reflecting customer preferences to purchase fixed-rate deposit instruments. Average balances in money market accounts increased $22,293,000, or 13.9%, in 2005 compared with 2004. A 61 basis point increase in the average rate paid on interest-bearing deposits for the comparable periods reflected the rise in short-term market interest rates over the past twelve months, and the short-term repricing characteristics of a large percentage of the Company’s interest-bearing liabilities. Average rates paid increased 79 basis points in the bank’s savings and money market category primarily reflecting higher rates paid on the money market component and the pricing relationship of that product to short-term market interest rates. The money market component was 75% of the category average balance at December 31, 2005. Average time deposit rates increased 48 basis points over the comparable periods reflecting a combination of customer renewal accounts and new volume at the higher market interest rates. Interest expense on borrowings rose $1,829,000, or 45.6%, attributable to a 120 basis-point increase in the average rate paid. The increase reflected the impact of higher market rates on borrowings that were primarily short-term and had variable rate re-pricing characteristics. Average borrowings in 2005 declined $3,550,000, or 2.2%, compared with 2004.

          By comparison, interest expense declined $143,000, or 1.1%, in 2004 compared to 2003, as an 18 basis point decline in the average cost of interest-bearing liabilities more than offset the costs associated with an increase in average interest-bearing liabilities. Average interest-bearing liabilities increased $58,584,000, or 8.9%, during the 12 months ended December 31, 2004. When comparing 2004 with 2003, average interest-bearing deposits rose $55,349,000, or 11.1%, and the average rate paid on those deposits fell 14 basis points. Average borrowings for the comparable periods increased $3,235,000, or 2%, while the average rate paid on the borrowings declined 24 basis points.

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Interest income and yield information is adjusted for items exempt from federal income taxes and assumes a 34% tax rate. Non-accrual loans have been included in the average balances. Securities are shown at average amortized cost.

Average Balances and Net Interest Income

YEARS ENDED DECEMBER 31,	2005			2004			2003

	AVG. BALANCE	AMT. OF INTEREST	AVG. YIELD/ RATE PAID	AVG. BALANCE	AMT. OF INTEREST	AVG. YIELD/ RATE PAID	AVG. BALANCE	AMT. OF INTEREST	AVG. YIELD/ RATE PAID

	(DOLLARS IN THOUSANDS)
Assets:
Interest-earning assets:
Federal funds sold	$4,094	$128	3.13%	$4,165	$45	1.08%	$2,659	$33	1.24%
Taxable investment securities	217,166	8,304	3.82%	236,917	9,313	3.93%	229,472	9,340	4.07%
Nontaxable investment securities	79,904	5,011	6.27%	73,767	4,742	6.43%	65,241	4,388	6.73%
Residential real estate	178,669	10,802	6.05%	173,829	10,793	6.21%	162,438	11,085	6.82%
Commercial loans	154,030	10,564	6.86%	145,101	8,691	5.99%	135,964	8,431	6.20%
Taxable leases (net of unearned income)	27,375	1,834	6.70%	5,116	472	9.23%	1,025	103	10.05%
Non-taxable leases (net of unearned income)	8,894	518	5.83%	163	9	5.58%	—	—	0%
Indirect auto loans	147,364	6,909	4.69%	110,464	5,208	4.71%	82,328	4,818	5.85%
Consumer loans	65,744	4,235	6.44%	60,745	3,344	5.50%	58,143	3,451	5.94%

Total interest-earning assets	$883,240	$48,305	5.47%	$810,267	$42,617	5.26%	$737,270	$41,649	5.65%
Non interest-earning assets:
Other assets	62,338			54,840			50,856
Less: Allowance for loan and lease losses	(5,212)			(6,033)			(5,728)
Net unrealized gains/(losses) on available-for-sale portfolio	(2)			3,707			8,162

Total	$940,364			$862,781			$790,560

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Demand deposits	$80,463	$250	0.31%	$83,235	$230	0.28%	$83,365	$252	0.30%
Savings and money market deposits	242,781	4,262	1.76%	225,405	2,190	0.97%	197,303	1,989	1.01%
Time deposits	297,040	8,988	3.03%	245,747	6,257	2.55%	218,370	6,264	2.87%
Borrowings	159,599	5,836	3.66%	163,149	4,007	2.46%	159,914	4,322	2.70%

Total interest-bearing liabilities	$779,883	$19,336	2.48%	$717,536	$12,684	1.77%	$658,952	$12,827	1.95%
Non interest-bearing liabilities:

Demand deposits	80,757			68,949			57,886
Other liabilities	9,880			8,799			8,823
Shareholders’ equity	69,844			67,497			64,899

Total	$940,364			$862,781			$790,560

Net interest earnings		$28,969			$29,933			$28,822

Net yield on interest-earning assets			3.28%			3.69%			3.91%
Net interest spread			2.99%			3.49%			3.70%
Federal tax exemption on non-taxable investment securities included in interest income	$1,880			$1,615			$1,491

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

Volume and Rate Variances

	2005 COMPARED TO 2004			2004 COMPARED TO 2003

	INCREASE (DECREASE) DUE TO			INCREASE (DECREASE) DUE TO
	VOLUME	RATE	NET CHANGE	VOLUME	RATE	NET CHANGE

	(IN THOUSANDS)
Interest earned on:
Federal funds sold	$(2)	$85	$83	$17	$(5)	$12
Taxable investment securities	(762)	(247)	(1,009)	298	(325)	(27)
Nontaxable investment securities	391	(122)	269	560	(206)	354
Loans and leases (net of unearned income)	4,897	1,448	6,345	3,202	(2,573)	629

Total interest-earning assets	$4,524	$1,164	$5,688	$4,077	$(3,109)	$968

Interest paid on:
Interest-bearing demand deposits	$(6)	$26	$20	$(3)	$(19)	$(22)
Savings and money market deposits	230	1,842	2,072	282	(81)	201
Time deposits	1,430	1,301	2,731	739	(746)	(7)
Borrowings	(108)	1,937	1,829	78	(393)	(315)

Total interest-bearing liabilities	$1,546	$5,106	$6,652	$1,096	$(1,239)	$(143)

Net interest earnings (FTE)	$2,978	$(3,942)	$(964)	$2,981	$(1,870)	$1,111

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

          The following table sets forth certain information on non-interest income for the years indicated:

Non-interest Income

YEARS ENDED DECEMBER 31,	2005	2004	2003

	(IN THOUSANDS)
Service charges on deposit accounts	$2,957	$3,056	$2,927
Trust and brokerage income	7,864	1,778	1,357
Bank-owned life insurance	402	810	461
Card-related Fees	926	776	725
Rental Income from operating leases	1,186	783	402
Gain on sale of loans	163	197	421
Other operating income	801	818	893

Core non-interest income	$14,299	$8,218	$7,186
Investment security (losses) gains	(19)	717	1,142
(Loss) gain on disposal of assets	(124)	71	(46)
Net premium on sale of branch	—	—	1,407

Total non-interest income	$14,156	$9,006	$9,689

          Non-interest income in 2005 increased $5,150,000, or 57.2% compared to 2004. Positively impacting non-interest income was the February 2005 closing acquisition of certain personal trust accounts and related assets under management from HSBC, USA, NA. The Bank assumed the successor trustee role from HSBC on approximately 1,830 personal trust accounts and further assumed approximately $560,000,000 in assets under management. Primarily as a result of the acquisition, the total market value of trust assets under management increased from $282,000,000 at year-end 2004 to more than $862,000,000 at year-end 2005. The increase in assets under management resulted in an increase of $6,086,000, or 342%, in 2005 trust and brokerage income compared with 2004. The increase in non interest income, as a result of the acquisition, resulted in the Company becoming less reliant on net interest income which is subject to both the positive and negative effects of movements in market interest rates. Total non-interest income was 34.3% of total revenues in 2005 compared with 24.1% in 2004.

          The Company’s total core non-interest income increased 74% in 2005. Other contributions to the Company’s core non-interest income growth in 2005 were derived from increased rental income from operating leases as a result of prepayments, and increased card-related fee income from a higher customer usage rate of ATM and debit cards. Service charges on deposits accounts declined slightly in 2005 compared with 2004 as customers increasingly chose the Bank’s free product offerings, although overdraft fees on transaction accounts increased during the fourth quarter of 2005 as the Bank revised its fee schedule. Income from the Company’s investment in bank-owned life insurance included no death benefits in 2005 compared with benefits that were included in 2004.

          In other non-core components, losses on the disposal of assets were realized due primarily to the sale of equipment that related to prepaid operating leases. There were minimal losses realized in 2005 related to the sale of investment securities compared with gains taken in 2004. In 2003 the Company realized a net premium on the sale of its Whitney Point branch located in Broome County, New York.

Operating Expenses

          The following table sets forth certain information on operating expenses for the years indicated:

Operating Expenses

YEARS ENDED DECEMBER 31,	2005	2004	2003

	(IN THOUSANDS)
Salaries, wages, and employee benefits	$17,150	$14,919	$13,462
Building, occupancy, and equipment	5,746	5,295	3,893
Communication expense	603	614	557
Stationery and supplies expense	514	520	414
Marketing expense	694	603	526
Amortization of intangible asset	418	—	—
Other operating expense	6,315	5,208	5,016

Total operating expenses	$31,440	$27,159	$23,868

          Operating expense for the 12 months ended December 31, 2005, increased $4,281,000, or 15.8%, when compared with 2004. The increase compared to a $3,291,000, or 13.8%, increase, when comparing 2004 with 2003. In 2005, operating expenses included approximately $2,500,000 related to servicing the trust portfolio acquired from HSBC, and approximately $700,000 in non-recurring severance costs and contract fees paid in connection with a bank-wide earnings improvement project. The project was designed to revise work flows, streamline processes, and improve efficiency while at the same time reducing staff. Salaries and associated benefit expenses in 2005 were up $2,231,000, or 15%, compared to a $1,457,000, or 10.8% increase in 2004 over 2003, and represented 52.1% of the 2005 increase in total operating expense. The increase in salary and benefits expense related in large part to employees that were hired from HSBC in connection with the trust acquisition, an increase in staff supporting growth in the commercial leasing business, and employee severance costs incurred during the fourth quarter of the year. The total number of Company employees (full time equivalent) declined from 293 at the end of 2004 to 262 at the end of 2005, with the decline reflecting benefits from the earnings improvement project. The Company’s occupancy and equipment expense increased $451,000, or 8.5%, in 2005 compared with 2004, following a 36% increase in the prior year. The higher expense in 2005 was the result of higher building lease expense from an increase in the number of customer service facilities and an increase in depreciation and amortization expense of capital assets supporting the expansion and growth of the Company’s business. The increase in occupancy expense in 2004 compared with 2003 was primarily the result of new branch growth in 2004 as well as annual costs associated with operating system enhancements designed to improve efficiency. In 2005, the combination of communication and stationery and supplies expense was comparable with the prior year. Marketing expense increased $91,000, or 15.1% compared with the prior year, and related to costs associated with an agreement with Onondaga County for naming rights to the County’s sports stadium designed to increase the Company’s name recognition in Central New York. As a result of the trust acquisition, the Company expensed $418,000 in 2005 relating to the amortization of the intangible asset created by the acquisition. The Company had no amortization expense related to intangible assets prior to 2005. The increase in other operating expenses of $1,107,000, or 21.3%, in part relates to increased operating costs associated with the growth in the trust business, and certain non recurring implementation costs associated with the Company’s earnings improvement project. In 2004, other operating expense increased $192,000, or 3.8%, compared with 2003

Provision For Income Tax

          The Company’s effective tax rate for 2005, 2004, and 2003 was 22.3%, 21.0%, and 25.8%, respectively. The increase in the effective tax rate in 2005 compared with 2004 primarily reflects a decline in the percentage of non-taxable insurance income to pre-tax income. The higher effective tax rate in 2003 was attributable to the inclusion of $1,407,000 of fully taxable pre-tax income from the premium received on the sale of a Bank branch in Whitney Point, N.Y. A reconciliation of the effective tax rate to the statutory tax rate is included in Note 11 to the consolidated financial statements.

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

          The book value of the Company’s investment securities declined $46,126,000, or 14.3%, in the 12 months ended December 31, 2005, to a total of $276,542,000, compared to an increase of $22,743,000, or 7.6%, during the year 2004. The decline in the investment portfolio in 2005 reflects the maturity of U.S. government agency and runoff of mortgage-backed securities during the year. The 2005 decline in the investment portfolio funded a reduction in the Company’s borrowings during the year. The average tax-equivalent yield of the portfolio in 2005 declined 4 basis points, to 4.48% from 4.52% in 2004. On a comparative basis, the average portfolio yield declined 14 basis points in 2004 compared to 2003.

          The impact of the 2005 interest rate environment that saw the Federal Reserve Bank increase short-term rates by 200 basis points during the year while the long end of the yield curve remained flat negatively impacted the value of the Company’s fixed-rate investment securities, and resulted in the Company’s available-for-sale investment securities reflecting a market value that was 1.02% less than the portfolio’s book value. In compliance with SFAS 115, the Company reflects net unrealized gains and losses on its available-for-sale portfolio in its financial statement investment securities total, as well as the after-tax effect of the gains and losses in the accumulated other comprehensive income section of its shareholders’ equity. The Company’s December 31, 2005 investment portfolio reflects an unrealized loss on available-for-sale securities of $2,754,000, with an after-tax effect of $1,644,000 being reflected as a component of shareholders’ equity. By comparison, at December 31, 2004 the Company reported unrealized gains in its available-for-sale portfolio of $2,457,000 and an increase in shareholders’ equity of $1,474,000. The resulting change in the portfolio from an unrealized gain to an unrealized loss and the corresponding change in the after tax effect in accumulated other comprehensive income for the comparable periods, is the result of higher market interest rates at year-end 2005 compared to year-end 2004, as well as strategic changes made in the portfolio’s size, investment mix, and maturity schedule. Based on amortized cost, the Company classified 98% of its investment portfolio as available-for-sale at year-end 2005.

          The following table sets forth the amortized cost and market value for the Company’s held-to-maturity investment securities portfolio:

YEARS ENDED DECEMBER 31,	2005		2004		2003

	AMORTIZED COST	MARKET VALUE	AMORTIZED COST	MARKET VALUE	AMORTIZED COST	MARKET VALUE

	(IN THOUSANDS)
Obligations of states and political subdivisions	$6,294	$6,288	$5,367	$5,621	$6,756	$7,240

Total	$6,294	$6,288	$5,367	$5,621	$6,756	$7,240

          The following table sets forth the amortized cost and market value for the Company’s available-for-sale securities within the investment portfolio:

YEARS ENDED DECEMBER 31,	2005		2004		2003

	AMORTIZED COST	MARKET VALUE	AMORTIZED COST	MARKET VALUE	AMORTIZED COST	MARKET VALUE

	(IN THOUSANDS)

U.S. Treasury and other U.S. government agencies	$73,030	$71,407	$98,197	$97,572	$115,494	$117,385
Mortgage-backed securities	111,968	109,477	135,431	135,089	103,598	103,577
Obligations of states and political subdivisions	73,610	74,908	70,688	74,076	64,281	68,287
Federal Home Loan Bank and Federal Reserve Bank stock	6,508	6,508	8,037	8,037	6,348	6,348
Other equity securities	5,132	5,194	4,948	4,984	3,448	3,434

Total	$270,248	$267,494	$317,301	$319,758	$293,169	$299,031

Net unrealized (losses)/gains on available-for-sale securities	(2,754)		2,457		5,862

Total Carrying Value	$267,494		$319,758		$299,031

          The following table sets forth as of December 31, 2005, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the basis of the cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:

	AT DECEMBER 31, 2005

	AMOUNT MATURING WITHIN ONE YEAR OR LESS	AMOUNT MATURING AFTER ONE YEAR BUT WITHIN FIVE YEARS	AMOUNT MATURING AFTER FIVE YEARS BUT WITHIN TEN YEARS	AMOUNT MATURING AFTER TEN YEARS	TOTAL COST

	(DOLLARS IN THOUSANDS)
Held-To-Maturity Portfolio
Obligations of states and political subdivisions	$2,889	$2,485	$299	$621	$6,294

Total held-to-maturity portfolio value	$2,889	$2,485	$299	$621	$6,294

Weighted average yield at year end (1)	3.99%	4.88%	4.42%	4.71%	4.43%

Available-for-Sale Portfolio
U.S. Treasury and other U.S. government agencies	$16,094	$37,756	$12,706	$6,474	$73,030
Mortgage-backed securities	26,863	66,737	14,421	3,947	111,968
Obligations of states and political subdivisions	1,474	22,288	46,325	3,523	73,610

Total available-for-sale portfolio value	$44,431	$126,781	$73,452	$13,944	$258,608

Weighted average yield at year end (1)	3.81%	3.95%	4.30%	4.30%	4.05%

           (1) Weighted average yields on the tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a marginal federal tax rate of 34%. These yields are an arithmetic computation of interest income divided by average balance and may differ from the yield to maturity, which considers the time value of money.

Loans and leases

          The loan and lease portfolio is the largest component of the Bank’s earning assets and accounts for the greatest portion of total interest income. The Bank provides a full range of credit products delivered primarily through its branch network. Consistent with the focus on providing community banking services, the Bank generally does not attempt to diversify geographically by making a significant amount of loans to borrowers outside of the primary service area. Loans are internally generated and the majority of the lending activity takes place in the New York State counties of Cortland, Madison, Onondaga, and Oneida. In addition, the Bank originates Indirect Auto loans in the western counties of New York State and the Bank’s leasing subsidiary originates the majority of its leases throughout the Northeast. The Bank does not engage in highly leveraged transactions or foreign lending activities.

          The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated:

Composition of the Loan and Lease Portfolio

YEARS ENDED DECEMBER 31,	2005		2004		2003		2002		2001

	AMOUNT	PERCENT	AMOUNT	PERCENT	AMOUNT	PERCENT	AMOUNT	PERCENT	AMOUNT	PERCENT

	(DOLLARS IN THOUSANDS)
Commercial	$156,057	24.3%	$148,821	28.9%	$140,892	30.2%	$133,366	32.7%	$126,801	34.2%
Leases	76,041	11.8%	15,817	3.1%	2,108	0.5%	195	0.0%	0	0.0%
Residential real estate	186,550	29.0%	176,666	34.3%	173,963	37.3%	153,148	37.5%	142,307	38.3%
Indirect auto	172,113	26.8%	117,623	22.8%	97,163	20.8%	68,811	16.9%	56,371	15.2%
Consumer	67,900	10.6%	63,862	12.4%	58,803	12.6%	57,734	14.1%	50,363	13.5%

Gross Loans and Leases	$658,661	102.5%	$522,788	101.5%	$472,929	101.4%	$413,254	101.2%	$375,842	101.2%
Less:
Unearned income	(10,869)	(1.7%)	(2,055)	(0.5%)	(630)	(0.1%)	(54)	(0.0%)	(104)	(0.0%)
Allowance for loan and lease losses	(4,960)	(0.8%)	(5,267)	(1.0%)	(6,069)	(1.3%)	(5,019)	(1.2%)	(4,478)	(1.2%)

Net Loans and Leases	$642,832	100.0%	$515,466	100.0%	$466,230	100.0%	$408,181	100.0%	$371,260	100.0%

          On December 31, 2005, gross loans and leases were $658,661,000, increasing $135,873,000, or 26%, during the year. By comparison, loans and leases increased $49,859,000, or 10.5%, in 2004. The Bank reported changes in the mix of its loan and lease portfolio during 2005, with leases and indirect auto loans increasing as a percentage of total loans and leases, while commercial, residential real estate and consumer loans declined. The Bank continued to report growth in all components of the loan and lease portfolio during 2005.

          The commercial loan category consists primarily of short-term and/or floating-rate loans, lines of credit, as well as commercial mortgage loans made to small- and medium-sized companies. Commercial loans in 2005 increased $7,236,000, or 4.9%, to $156,057,000. By comparison, commercial loans increased $7,929,000, or 5.6%, in 2004.

          Commercial leases, which are generated through the Bank’s leasing subsidiary, Alliance Leasing, Inc., consist primarily of municipal, non-tax and direct finance leases of equipment, whereby substantially all of the residual risk has been borne by the lessee or vendor. The leasing company’s customer base includes middle-market companies, investment grade municipalities, universities, and other not-for-profit entities. In 2005, the company increased the lease portfolio (net of unearned income) by $51,410,000, or 374% to $65,172,000. This compared to growth of $12,284,000, or 831% in 2004.

          Residential mortgage loans, which represented the largest component of gross loans and leases at December 31, 2005, increased $9,884,000, or 5.6%, during 2005 compared to an increase of $2,703,000, or 1.6%, in 2004. The mortgage portfolio at December 31, 2005 consists of 87% in fixed-rate loans and 13% in loans that have adjustable-rate features. The Bank originated $46,254,000 in residential mortgage loans in 2005 compared to $41,837,000 in 2004. The increase in the growth rate in 2005 originations is primarily the result of an increase in the average loan size as the housing market continued its robust growth in 2005. The numbers of new mortgage loans booked were comparable year over year, with 412 and 410 for 2005 and 2004, respectively. The Bank’s 2005 mortgage portfolio objective was to continue its strategy of reducing the relative size of the residential mortgage loan portfolio, and the percentage that the primarily long-term fixed-rate portfolio was to total loans. As a result, the percentage of residential mortgage loans to net loans and leases declined from 34.3% at year-end 2004 to 29% at year-end 2005. During 2005 the Bank sold $10,584,000 in mortgage loans, which was comparable with the volume of loans sold in 2004, and as of year-end 2005 was servicing loans with balances of $51,012,000. The servicing portfolio increased $4,356,000, or 9.3%, during 2005.

          The indirect auto loan portfolio in 2005 increased $54,490,000, or 46.3%, over the prior year, following an increase of $20,459,000, or 21.1%, in 2004 compared to 2003. The rate of portfolio growth was enhanced in 2005 by the continued expansion of the Western New York auto dealer network. Indirect auto loan originations in 2005 were $116,162,000, up 66.5%, compared to loans originated in 2004. During 2005, the indirect auto loan component on the loan and lease portfolio reached the Bank’s target range of 25 to 30 percent of the gross loan and lease portfolio. The majority of originations were recorded during the first three quarters of 2005. During the fourth quarter the Bank repositioned its’ pricing to manage volume to a lower level. The slight decline in the 2005 average yield compared with the prior year reflected the competitiveness of marketplace pricing and the bank’s desire to originate loans from primarily high credit quality borrowers. The Bank originated loans from, and provided service to, a network of Central and Western New York auto dealers.

          Consumer loans, which include home equity lines of credit, direct installment, and revolving credit loans, increased 6.3%, or $4,038,000, in 2005. During 2005, rising short-term interest rates negatively impacted demand for the Bank’s variable prime rate based home equity product. The Bank increased year-end 2005 home equity line of credit outstanding balances by $2,682,000, or 5.8%, compared with year-end 2004, down from the almost 18% increase in outstanding balances in 2004 compared to 2003. Supplementing the growth in home equity line balances, direct installment and other consumer loans increased $1,356,000, or 7.9%, in 2005 compared to 2004. The Bank’s consumer loan portfolio does not contain credit card loans. By comparison, the consumer loan portfolio increased $5,059,000, or 8.6%, in 2004.

          The following table shows the amount of loans outstanding as of December 31, 2005, which, based on remaining scheduled payments of principal, are due in the periods indicated:

AT DECEMBER 31, 2005	MATURING WITHIN ONE YEAR OR LESS	MATURING AFTER ONE BUT WITHIN FIVE YEARS	MATURING AFTER FIVE BUT WITHIN TEN YEARS	MATURING AFTER TEN YEARS	TOTAL

	(IN THOUSANDS)
Commercial	$57,752	$56,895	$25,340	$16,070	$156,057
Leases, net of unearned income	16,042	43,750	5,045	335	65,172
Residential real estate	12,556	33,429	42,394	98,171	186,550
Indirect auto	47,660	122,166	1,432	855	172,113
Consumer	5,477	12,477	44,822	5,124	67,900

Total loans & leases, net of unearned income	$139,487	$268,717	$119,033	$120,555	$647,792

          The following table sets forth the sensitivity of the loan amounts due after one year to changes in interest rates:

AT DECEMBER 31, 2005	FIXED RATE	VARIABLE RATE

	(IN THOUSANDS)
Due after one year, but within five years	$226,201	$42,516
Due after five years	$171,082	$68,506

Loan Quality and the Allowance for Loan and Lease Losses

          The following table represents information concerning the aggregate amount of nonperforming assets:

YEARS ENDED DECEMBER 31,	2005	2004	2003	2002	2001

(IN THOUSANDS)
Loans and leases accounted for on a nonaccrual basis	$1,358	$2,434	$4,177	$853	$736
Accruing loans and leases which are contractually past due 90 days or more as to principal or interest payments	270	317	476	539	623
Other real estate owned and other repossessed assets	6	53	24	198	320

Total nonperforming loans, leases and assets	$1,634	$2,804	$4,677	$1,590	$1,679

Ratio of allowance for loan and lease losses to period-end nonperforming loans and leases	304.67%	191.46%	130.43%	360.56%	329.51%
Ratio of nonperforming assets to period-end total loans and leases (net of unearned income), other real estate owned, and repossessed assets	0.25%	0.53%	0.98%	0.38%	0.45%

          Nonperforming assets, defined as nonaccruing loans and leases plus loans and leases 90 days or more past due, along with other real estate owned and other repossessed assets as of December 31, 2005 were $1,634,000, down $1,170,000, or 41.7%, compared to year-end 2004. The decline in nonperforming loans reflects a lower balance of non-performing commercial loans that resulted from the sale of approximately $2,000,000 in loans to third parties. The loss taken on the sale was included in the 2005 total of commercial loans charged off. By comparison, a 40% decline in non-performing loans, leases, and assets in 2004 compared with 2003 resulted from the charge off of a single non-performing commercial loan in 2004. The allowance to nonperforming loans and leases ratio improved from 191% at year-end 2004 to 305% at year-end 2005. Total delinquencies, defined as loans and leases 30 days or more past due and nonaccruing, were 1.32% of total loans and leases outstanding as of December 31, 2005, compared to 1.02% at the end of 2004. Month-end delinquency rates during 2005 ranged from 0.51% to 1.85% and the Company does not believe that the increase in the delinquency rate at the comparative year-end dates is indicative of any deterioration in the portfolio.

          The Bank has a loan and lease review program that it believes takes a conservative approach to evaluating nonperforming loans and leases and the loan and lease portfolio in general. The loan and lease review program continually audits the loan and lease portfolio to confirm management’s loan and lease risk rating system, and tracks problem loans and leases to insure compliance with loan and lease policy underwriting guidelines, and to evaluate the adequacy of the allowance for loan and lease losses.

          The Bank’s policy is to place a loan or lease on nonaccrual status and recognize income on a cash basis when a loan or lease is more than ninety days past due, unless in the opinion of management, the loan or lease is well secured and in the process of collection. The impact of interest not recognized on nonaccrual loans and leases was $75,000 in 2005 and was $267,000 in 2004. The Bank considers a loan or lease impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on fair value of the collateral. As of December 31, 2005 and 2004, there were no impaired loans or leases for which specific valuation allowances had been recorded.

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

Summary of the Loan and Lease Loss Allowance

YEARS ENDED DECEMBER 31,	2005	2004	2003	2002	2001

	(IN THOUSANDS)
Amount of loans and leases outstanding at end of period (gross loans and leases less unearned income)	$647,792	$522,852	$476,441	$414,223	$375,738

Daily average amount of gross loans and leases (net of unearned income)	582,076	497,994	441,492	400,039	353,303

Balance of allowance for loan and lease losses at beginning of period	$5,267	$6,069	$5,019	$4,478	$3,370
Loans and leases charged-off:
Commercial loans	393	1,271	487	367	326
Leases	—	—	—	—	—
Residential real estate	39	123	62	63	1
Indirect auto	296	531	787	1,061	1,019
Consumer	360	265	333	303	376

Total loans and leases charged-off	$1,088	$2,190	$1,669	$1,794	$1,722
Recoveries of loans and leases previously charged-off:
Commercial loans	209	52	53	82	32
Leases	—	—	—	—	—
Residential real estate	45	10	—	9	2
Indirect auto	191	218	193	235	228
Consumer	192	124	124	114	113

Total recoveries	$637	$404	$370	$440	$375
Net loans and leases charged-off	451	1,786	1,299	1,354	1,347

Provision for loan and lease losses	144	984	2,349	1,895	2,455

Balance at end of period	$4,960	$5,267	$6,069	$5,019	$4,478

Ratio of allowance for loan and lease losses to period-end loans and leases (net of unearned income)	0.77%	1.01%	1.27%	1.21%	1.19%

          The allowance for loan and lease losses at December 31, 2005 was $4,960,000, or 0.77% of loans and leases outstanding, compared to $5,267,000, or 1.01% of loans and leases outstanding at December 31, 2004. The 2005 reduction of $307,000, or 5.8%, in the allowance for loan and lease losses was the result of net charge offs exceeding the amount of the 2005 provision expense. Net loans and leases charged-off in 2005 declined 75% compared with 2004, to $451,000 from $1,786,000, and the ratio of net charge-offs to average loans and leases fell to 0.08% from 0.36% for the comparable periods. The decline in the 2005 loss rate reflected a reduction of 85%, or more than $1,000,000 in commercial loan losses, and a 66%, or $200,000, reduction in indirect auto loan losses compared with 2004. There were no net losses in the residential real estate or lease portfolios, and consumer loan losses were comparable with the loss rate of the prior year. The decline in the indirect auto loan loss rate over the past five years reflects a tightening of the Bank’s loan underwriting guidelines in 2001 combined with an effective collection program over the period. Over the past three years, over 90% of new indirect auto loans have been originated in the Bank’s Premium or Level A (FICO score 679 or above) credit quality categories. Net charge offs in 2004 were significantly impacted by the charge off of $1,200,000 taken on a single commercial loan.

          The following table shows the percentages of net charge-offs to total average loans outstanding within each individual loan category.

YEARS ENDED DECEMBER 31,	2005	2004	2003	2002	2001

Loans and leases charged-off as a percentage of average loans within that category:
Commercial	0.12%	0.80%	0.31%	0.21%	0.23%
Leases	0.00%	0.00%	0.00%	0.00%	0.00%
Residential real estate	0.00%	0.07%	0.04%	0.04%	0.00%
Indirect Auto	0.07%	0.28%	0.72%	1.32%	1.60%
Consumer	0.26%	0.23%	0.36%	0.34%	0.54%

Ratio of total net charge-offs to average loans and leases (net of unearned income) outstanding	0.08%	0.36%	0.29%	0.34%	0.38%

          The provision for loan and lease loss expense decreased in 2005, reflecting the improved credit quality. Although the provision for loan and lease loss expense has been less than the amount of net loans charged off for the past two years, the year-end ratios of the allowance for loan and lease losses to non-performing loans and leases, non-performing loans and leases to total loans and leases (less unearned income), and net loans charged off to average annual loans and leases have improved significantly over that period. The provision for loan and lease loss expense in 2005 was $840,000 less than the 2004 expense, and was equal to 32% of net loans charged off during the year. By comparison, the 2004 provision for loan and lease loss expense was equal to 55% of net loans and leases charged off in 2004. In 2003 the provision for loan and lease loss expense was equal to 181% of the 2003 net loans charged off and reflected an increase in non-performing loans.

          The allowance for loan and lease losses has been allocated within the following categories of loans and leases at the dates indicated:

Allocation of the Allowance for Loan and Lease Losses
YEARS ENDED DECEMBER 31,	2005		2004		2003		2002		2001

	AMT. OF ALLOW ANCE	PERCENT	AMT. OF ALLOWANCE	PERCENT	AMT. OF ALLOWANCE	PERCENT	AMT. OF ALLOWANCE	PERCENT	AMT. OF ALLOWANCE	PERCENT

	(DOLLARS IN THOUSANDS)
Commercial	$2,521	50.83%	$2,714	51.53%	$3,091	50.93%	$2,575	51.31%	$2,588	57.79%
Leases	385	7.76%	51	0.97%	—	—	—	—	—	—
Residential real estate	653	13.17%	689	13.08%	608	10.01%	361	7.19%	305	6.81%
Indirect auto	1,099	22.16%	1,447	27.47%	1,879	30.96%	1,551	30.90%	1,075	24.01%
Consumer	302	6.08%	366	6.95%	491	8.10%	532	10.60%	510	11.39%

Total	$4,960	100.00%	$5,267	100.00%	$6,069	100.00%	$5,019	100.00%	$4,478	100.00%

          The allowance for loan and lease losses is allocated according to the amount deemed to be reasonably necessary to provide for the probable losses within each category of loans and leases. During 2005, continued improvement in the quality of the indirect auto loan portfolio, measured primarily by the four year decline in the ratio of net charge offs, resulted in a reduction in the amount of the allocated allowance even though indirect auto loans increased 46.3% during the year. The level of the allocated allowance for indirect auto loans declined $348,000 and the percentage that the indirect allocation is to the total allowance declined from 27.5% at year-end 2004 to 22.2% at year-end 2005. An increase of $334,000, or 655%, in the amount of the allowance allocated to the lease portfolio related to the 2005 growth of $51,410,000, or 374%, in leases. At year-end 2005 the percentages of the other loan categories to the total allowance was comparable with year-end 2004, with the largest component allocated to the commercial loan category.

Deposits and Other Borrowings

          The Company’s deposits are acquired through the Bank and represent its primary source of funds. The deposit base is comprised of demand deposit, savings and money market accounts, and time deposits, that are primarily provided by individuals, businesses, and local governments within the communities served. The Bank continuously monitors market pricing, competitors’ rates, and internal interest rate spreads to maintain and promote growth and profitability.

          The average daily amount of deposits, the average rate paid, and the percentage of deposits on each of the following deposit categories are summarized below for the years indicated:

		2005			2004			2003

	AVG. BALANCE	AVG. RATE PAID	PERCENT OF DEPOSITS	AVG. BALANCE	AVG. RATE PAID	PERCENT OF DEPOSITS	AVG. BALANCE	AVG. RATE PAID	PERCENT OF DEPOSITS

	(DOLLARS IN THOUSANDS)
Noninterest-bearing demand deposits	$80,757	0.00%	11.52%	$68,949	0.00%	11.06%	$57,886	0.00%	10.39%
Interest-bearing demand deposits	80,463	0.31%	11.48%	83,235	0.28%	13.35%	83,365	0.30%	14.97%
Savings and money market deposits	242,781	1.76%	34.63%	225,405	0.97%	36.16%	197,303	1.01%	35.43%
Time deposits	297,040	3.03%	42.37%	245,747	2.55%	39.43%	218,370	2.87%	39.21%

Total average daily amount of deposits	$701,041	1.93%	100.00%	$623,336	1.39%	100.00%	$556,924	1.53%	100.00%

          Average deposits during 2005 increased $77,705,000, or 12.5%, compared to a $66,412,000, or 11.9%, increase in 2004. Deposit growth in 2005 was attributable to the Bank’s new branch openings, a continued focus on building commercial deposits, and competitive pricing of its deposit products throughout the year. Average non-interest bearing demand deposits grew 17.1% in 2005, with 75% of the growth in commercial deposits. The growth rate of average non-interest bearing deposits was 19.1% in 2004. Average interest-bearing demand deposits, the majority of which are in the consumer category, declined 3.3% in 2005 after being flat in 2004. The decline reflected improved cash management practices by individuals as interest rates moved higher during 2005. During 2005, average savings and money market balances increased 7.7%, with growth most significant in the consumer category. By comparison, 2004 growth in average savings and money market balances was 14.2%. Customer demand declined for non-maturity variable rate savings and money market instruments and increased for higher fixed rate time deposits in 2005. Average time deposit balances were up 20.9% in 2005, with over half of the growth in the consumer category much of which was developed by the Bank’s branches that were opened in the 2004-2005 timeframe. Growth in average time deposits also included an increase of $14,753,000 in average brokered certificates of deposits, that provided the Bank with rates and maturities that were preferential to local market alternatives. By comparison, average time deposits increased by 12.5% in 2004.

Composition of Deposits

          The following table sets forth the composition of the Bank’s deposits at year-end and the percentage change from the prior year for the years indicated:

	2005		2004		2003

(DOLLARS IN THOUSANDS)	BALANCE	PERCENT CHANGE	BALANCE	PERCENT CHANGE	BALANCE	PERCENT CHANGE

Commercial Deposits

Noninterest-bearing demand deposits	$68,674	27.74%	$53,762	29.55%	$41,499	11.74%
Interest-bearing demand deposits	8,661	5.25%	8,229	(13.41%)	9,503	4.30%
Savings and money market deposits	33,788	8.05%	31,271	27.40%	24,546	4.00%
Time deposits	22,462	29.73%	17,315	18.43%	14,620	3.91%

Total Commercial Deposits	$133,585	20.81%	$110,577	22.63%	$90,168	7.44%

Consumer Deposits

Noninterest-bearing demand deposits	$18,218	14.85%	$15,862	35.09%	$11,742	(9.95%)
Interest-bearing demand deposits	60,150	(0.81%)	60,644	(6.71%)	65,006	5.09%
Savings and money market deposits	130,370	14.95%	113,411	11.01%	101,942	1.57%
Time deposits	198,410	24.62%	159,215	21.03%	131,769	(7.39%)

Total Consumer Deposits	$407,148	16.62%	$349,132	12.46%	$310,459	(2.22%)

Government Deposits

Noninterest-bearing demand deposits	$4,992	1.36%	$4,925	73.17%	$2,844	(27.71%)
Interest-bearing demand deposits	11,725	(9.93%)	13,018	17.23%	11,105	12.57%
Savings and money market deposits	67,949	9.50%	62,053	(20.12%)	77,680	43.10%
Time deposits	51,882	141.09%	21,520	(10.96%)	24,169	(31.70%)

Total Government Deposits	$136,548	34.51%	$101,516	(12.33%)	$115,798	11.92%

Brokered Deposits	$61,837	(0.10%)	$61,896	37.62%	$44,975	7.75%

TOTAL DEPOSITS	$739,118	18.62%	$623,121	10.99%	$561,400	2.70%

          The percentage of commercial deposits to total deposits at year-end 2005 increased to 18.1% from 17.7% a year earlier while consumer deposits, that were 55.1% of total deposits at the end of 2005, declined from 56% of total deposits at year-end 2004. The Bank’s government deposits category increased as a percentage of total deposits at year-end 2005 to 18.5% from 16.3% a year earlier. Brokered certificates of deposit represented 8.4% of total deposits at December 31, 2005, down from 9.9% at year-end 2004.

          Time deposits in excess of $100,000, which are more volatile and sensitive to interest rates, totaled $113,816,000 at year-end 2005, representing 34% of total time deposits and 15.4% of total deposits. On a comparative basis, these deposits totaled $69,158,000, representing 26.6% of total time deposits and 11.1% of total deposits at year-end 2004. The rise in market interest rates during 2005 combined with a higher rate paid on time deposits in excess of $100,000, pushed demand for these deposits up in 2005.

          The following table indicates the amount of the Company’s time deposits of $100,000 or more by time remaining until maturity as of December 31, 2005:

(IN THOUSANDS)
Less than three months	47,148
Three months to six months	16,995
Six months to one year	17,455
Over one year	32,218

Total	$113,816

          The Bank offers retail repurchase agreements primarily to its larger business customers. Under the terms of the agreements, the Bank sells investment portfolio securities to the customer and agrees to repurchase the securities on the next business day. The Bank uses this arrangement as a deposit alternative for its business customers. As of December 31, 2005, retail repurchase agreement balances amounted to $32,929,000 compared to balances of $23,254,000 at December 31, 2004. During 2005, the Bank utilized collateralized repurchase agreements with various brokers and advances from the Federal Home Loan Bank of New York (FHLB) as alternative sources of funding and as a liability management tool. At December 31, 2005, the combination of repurchase agreements and FHLB advances were $117,500,000, compared to $148,600,000 at December 31, 2004. The 2005 decline in the Company’s investment portfolio funded the reduction in borrowings. Detailed information regarding the Company’s borrowings is included in Note 9 in the Consolidated Financial Statements section of this report.

          In December 2003, the Company formed Alliance Financial Capital Trust I, a wholly owned subsidiary of the Company. The trust was formed for the purpose of issuing $10,000,000 of Company-obligated mandatorily redeemable capital securities (the capital securities) to third party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debentures held by the trust are the sole assets of that trust. Distributions on the capital securities issued by the trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by the trust. The capital securities have a variable annual coupon rate that resets quarterly based upon three-month LIBOR plus 285 basis points. The capital securities have a 30-year maturity and are redeemable at par in January 2009 and any time thereafter.

Capital

          In 2005, the Company added $7,507,000 into equity through net income, declared dividends to shareholders in the amount of $3,018,000 and increased undivided profits by $4,505,000. During the year, the Company’s equity increased $252,000, due to the issuance of 10,543 shares of stock in connection with the exercise of stock options and $274,000 in connection with the issuance of restricted stock. The Company repurchased 38,321 shares of its common stock during the year at a cost of $1,225,000 pursuant to a stock repurchase program. Shares repurchased under the program were acquired on the open market and are held in treasury. Total shareholders’ equity also reflects an adjustment for the change in market value of the Company’s available-for-sale investment securities. As previously discussed under “Investment Securities” the after-tax effect of the net unrealized gains and losses is reported as the Accumulated Other Comprehensive Income component of shareholders’ equity, and reflects a decrease in total shareholders’ equity of $3,118,000 for the year ended December 31, 2005. The Company’s ratio of shareholders’ equity to total assets of 7.10% at December 31, 2005 compares to 7.71% at December 31, 2004. The Company’s goal is to maintain a strong capital position, consistent with the risk profile of the Bank, that supports growth and expansion activities while at the same time exceeding regulatory standards. Capital adequacy in the banking industry is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. At December 31, 2005, the Company exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized institution.” A more comprehensive analysis of regulatory capital requirements, including ratios for the Company, is included in Note 19 in the Consolidated Financial Statements.

          The Company declared cash dividends equal to $0.84 per share in 2005 which was comparable to the 2004 level. The 2005 dividend pay-out ratio of 40% was comparable with the pay-out ratio in 2004 of 41% and is in accordance with the Company’s current intention to maintain a dividend pay-out ratio at or about 40%, subject to applicable regulatory restrictions and operational funding requirements.

Liquidity

          The Company’s liquidity is primarily measured by the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows of deposits, and to take advantage of market interest rate opportunities. Funding of loan and lease requests, providing for liability outflows, and management of interest rate fluctuations requires continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Management Committee (ALCO) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of December 31, 2005, that liquidity as measured by the Bank is in compliance with its policy guidelines.

          The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the FHLB, and securities sold under repurchase agreements. During the twelve months ended December 31, 2005, cash and cash equivalents increased by $1,620,000, as net cash provided by operating activities and deposit and financing activities of $94,471,000 exceeded the net cash used in lending and investing activities of $92,851,000. Net cash provided by deposit and financing activities reflects a net increase in deposits of $115,997,000 and a net reduction in borrowings of $31,425,000. Net cash used in lending and investing activities reflects a net increase in loans of $127,510,000, a net reduction in investment securities of $46,212,000, a net increase in premises and equipment of $1,464,000 and $10,089,000 used for the acquisition of a portfolio of personal trust accounts and related assets under management from HSBC, USA, N.A. and certain related expenses.

          As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of December 31, 2005, the Bank’s credit limit with the FHLB was $167,592,000, with outstanding borrowings in the amount of $117,500,000.

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements

          The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.

Contractual Obligations:

          The following table presents as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Contractual obligation	Note Reference	One Year or Less	One to Three Years	Payments Due In Three to Five Years	Over Five Years	Total

	(DOLLARS IN THOUSANDS)
Time deposits*	8	$227,073	$100,361	$7,157	$—	$334,591
Federal funds purchased and agreements to repurchase securities*	9	32,929	—	—	—	32,929
Short-term borrowings*	9	17,500	—	—	—	17,500
Long-term borrowings*	9	25,000	30,000	20,000	35,310	110,310
Operating leases	16	897	1,606	1,452	3,413	7,368
Purchase obligations	16	95	312	343	2,225	2,975

Total		$303,494	$132,279	$28,952	$40,948	$505,673

*Excludes interest

          The Company also has obligations under its postretirement plan as described in Note 12 to the consolidated financial statements. The postretirement benefit payments represent actuarially determined future benefit payments to eligible plan participants.

          Commitments and Off-Balance Sheet Arrangements: In the normal course of business, to meet the financing needs of its customers and to reduce its exposure to fluctuations in interest rates, the Bank is party to financial instruments with off-balance sheet risk, held for purposes other than trading. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument, for loan commitments and standby letters of credit, is represented by the contractual amount of those instruments, assuming that the amounts are fully advanced and that collateral or other security is of no value. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet loans. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Commitments to originate loans, unused lines of credit, and un-advanced portions of construction loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments are expected to expire without being drawn upon. Therefore, the amounts presented below do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. These guarantees are issued primarily to support public and private borrowing arrangements, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

          The following table details the amounts and expected maturities of significant commitments and off-balance sheet arrangements as of December 31, 2005. Further discussion of these commitments and off-balance sheet arrangements is included in Note 16 to the consolidated financial statements.

Commitments to extend credit:	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total

Commercial loans and leases	$38,873	$1,643	$148	$8,854	$49,518
Residential real estate	3,320	—	—	—	3,320
Revolving home equity lines	1,228	2,078	4,427	29,542	37,400
Consumer revolving credit	6,173	—	—	—	6,173
Standby letters of credit	3,279	—	—	—	3,279

Fourth Quarter Review

          Net income for the fourth quarter of 2005 was $1,763,000, or $0.48 per diluted share, compared with $1,982,000, or $0.54 per diluted share for the third quarter of 2005, and $1,595,000, or $0.44 per diluted share for the fourth quarter of 2004.

          Net interest income for the fourth quarter of 2005 was $6,841,000, up 1.6% from the prior quarter, but down 6.2% from the fourth quarter of 2004. Net interest margin was 3.19% for the fourth quarter of 2005, up from 3.16% in the third quarter of 2005, but down from 3.69% in the fourth quarter of 2004. The decline in net interest income on a year-over-year basis was primarily due to an increase in the Company’s cost of funds. The provision for loan and lease losses for the fourth quarter of 2004 was $178,000, compared with $125,000 for the third quarter of 2005, and $665,000 for the fourth quarter of 2004. The lower provision expense in 2005 compared with 2004 reflects improvement in credit quality, particularly in commercial loans. See the preceding section entitled Loan Quality and the Allowance for Loan and Lease Losses for further discussion of the provision for loan and lease losses.

          Non-interest income was $3,899,000 for the fourth quarter of 2005, compared with $3,724,000 in the prior quarter, and $2,127,000 in the fourth quarter of 2004. The increase over the 2004 fourth quarter was attributable to growth in trust income due to the 2005 purchase of the HSBC trust assets. Operating expense was $8,457,000 for the fourth quarter of 2005, up 9.3% from the immediately preceding quarter and 22% from the same quarter a year ago. The 2005 fourth quarter included approximately $500,000 in one-time employee severance costs and contractual service fees associated with an earnings improvement project. On a year-over-year basis, operating expense also increased due to higher salary and benefits expense and intangible amortization costs related to the acquisition of the trust business.

          Average total assets for the fourth quarter of 2005 were $974,969,000, up from $971,300,000 in the third quarter of 2005. The growth in average total assets reflects an increase in portfolio loans, primarily in the indirect auto and lease categories.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 2005 and 2004 is as follows:

(Dollars in thousands except per-share data)
THREE MONTHS ENDED	3/31/05	6/30/05	9/30/05	12/31/05	3/31/04	6/30/04	9/30/04	12/31/04

Total interest income	$10,616	$11,228	$11,997	$12,584	$10,004	$10,059	$10,112	$10,826
Total interest expense	3,813	4,515	5,265	5,743	3,036	2,985	3,127	3,536
Net interest income	6,803	6,713	6,732	6,841	6,968	7,074	6,985	7,290
Provision for loan losses	(544)	385	125	178	14	165	140	665
Non-interest income	2,949	3,583	3,724	3,899	2,344	2,124	2,412	2,127
Operating expense	7,615	7,633	7,734	8,457	6,774	6,712	6,741	6,932
Income before income taxes	2,681	2,278	2,597	2,105	2,524	2,321	2,516	1,820
Provision for income taxes	667	530	615	342	630	577	494	225
Net Income	2,014	1,748	1,982	1,763	1,894	1,744	2,022	1,595
Earnings per share:
Basic	$0.56	$0.49	$0.55	$0.49	$0.53	$0.49	$0.57	$0.45
Diluted	$0.55	$0.48	$0.54	$0.48	$0.52	$0.48	$0.56	$0.44

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

          The Bank’s ALCO is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The policies and guidelines established by ALCO are reviewed and approved by the Company’s Board of Directors.

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

Earnings Simulation Modeling

          Net interest income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening of the yield curve would result in increased earnings as investment margins widen. The model requires management to make assumptions about how the balance sheet is likely to evolve though time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Bank’s loans. Non-contractual deposit growth rates and pricing are modeled on historical patterns. Interest rates of the various assets and liabilities on the balance sheet are assumed to change proportionally, based on their historic relationship to short-term rates. The Bank’s guidelines for risk management call for preventative measures to be taken if the simulation modeling demonstrates that an instantaneous 2% increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 15% when compared to the stable rate scenario. At December 31, 2005, based on the results of our simulation model and assuming that management does not take action to alter the outcome, the Bank would expect net interest income to decrease 10.7% if short term interest rates increase by 2%, and increase 9.7% if short term interest rates decline by 2%. By comparison, at December 31, 2004, based on the results of our simulation model, and assuming that management did not take action to alter the outcome, the Bank expected net interest income to decline 5.7% if short term interest rates increased by 2%, and increase 4.9 % if short term interest rates declined by 2%.

Net Present Value Estimation

          The Net Present Value of Equity (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of the asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The Company’s NPV analysis models both an instantaneous 2% increasing and 2% decreasing interest rate scenario comparing the NPV in each scenario to the NPV in the current rate scenario. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. The NPV measure assumes a static balance sheet versus the growth assumptions that are incorporated into the earnings simulation measure, and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation model. As with earnings simulation modeling, assumptions about the timing and the variability of balance sheet cash flows are critical in NPV analysis. Particularly important are assumptions driving mortgage prepayments in both the loan and investment portfolios, and changes in the noncontractual deposit portfolios. These assumptions are applied consistently in both models. Based on the December 31, 2005 NPV analysis, a 2% instantaneous increase in interest rates was estimated to decrease NPV by 7.7%. NPV was estimated to increase 1.9% if rates immediately declined by 2%. The Company’s policy guidelines limit the amount of the estimated decline/increase to 25% in a

2% rate change scenario. By comparison, the December 31, 2004 NPV analysis estimated a 2% instantaneous increase in interest rates would decrease NPV by 3.1%. NPV was estimated to decline 8.3% if rates immediately declined by 2%.

          The following table shows the Company’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments’ fair values at December 31, 2005:

Expected Maturity/Principal Repayments at December 31, 2005

	2006	2007	2008	2009	2010	THERE- AFTER	TOTAL	AVERAGE INTEREST RATE	FAIR VALUE

	(DOLLARS IN THOUSANDS)

Rate Sensitive Assets

Loans and leases	$215,817	$156,278	$88,265	$40,404	$27,772	$130,125	$658,661	5.94%	$650,905

Investments	82,608	37,628	37,757	29,760	29,288	56,747	273,788	4.65%	273,782

Total rate sensitive assets	$298,425	$193,906	$126,022	$70,164	$57,060	$186,872	$932,449		$924,687

Rate Sensitive Liabilities

Savings, money market, and NOW accounts	$98,357	$71,930	$53,497	$34,305	$21,350	$33,205	$312,644	1.64%	$312,706

Time deposits	227,073	88,255	12,106	4,764	2,393	—	334,591	3.50%	333,780

Borrowings	75,429	10,000	20,000	10,000	10,000	35,310	160,739	4.32%	159,897

Total rate sensitive liabilities	$400,859	$170,185	$85,603	$49,069	$33,743	$68,515	$807,974		$806,383

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

Item 8 — Financial Statements and Supplementary Data

Consolidated Statements of Condition	(Dollars in thousands)

	Dec. 31, 2005	Dec. 31, 2004
Assets
Cash and due from banks	$17,972	$21,258
Federal Funds Sold	4,906	—

Total Cash and Cash Equivalents	$22,878	$21,258

Held-to-maturity investment securities	6,294	5,367
Available-for-sale investment securities	267,494	319,758

Total Investment Securities (fair value—$273,782 for 2005 and $325,379 for 2004)	$273,788	$325,125

Total Loans and Leases	$658,661	$522,788

Less: Unearned income	10,869	2,055
Less: Allowance for loan and lease losses	4,960	5,267

Net Loans and Leases	$642,832	$515,466

Bank premises, furniture, and equipment	13,032	14,454
Accrued interest receivable	3,915	4,005
Intangible asset	9,671	—
Other assets	14,305	13,626

Total Assets	$980,421	$893,934

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$91,883	$74,549
Interest-bearing deposits	647,235	548,572

Total Deposits	$739,118	$623,121

Borrowings	160,739	192,164
Accrued interest payable	2,261	1,451
Other liabilities	8,732	8,302

Total Liabilities	$910,850	$825,038

Shareholders’ equity:
Preferred stock—par value $25.00 a share; 1,000,000 shares authorized, none issued; Common stock—par value $1.00 a share; 10,000,000 shares authorized, 3,978,601 and 3,947,140 shares issued, and 3,565,012 and 3,571,872 Shares outstanding for 2005 and 2004, respectively	3,979	3,947
Surplus	11,185	10,298
Unamortized value of restricted stock	(1,453)	(1,047)
Undivided profits	66,740	62,235
Accumulated other comprehensive (loss) income	(1,700)	1,418
Treasury stock, at cost; 413,589 and 375,268 shares, respectively	(9,180)	(7,955)

Total Shareholders’ Equity	$69,571	$68,896

Total Liabilities and Shareholders’ Equity	$980,421	$893,934

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income (Dollars in thousands)
	Years ended

	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003
Interest Income

Interest and fees on loans & leases	$34,685	$28,514	$27,889
Interest on investment securities:
U.S. Government and Agency obligations	7,716	8,943	9,141
Obligations of states and political subdivisions	3,329	3,158	2,920
Other	566	342	175
Interest on federal funds sold	129	45	33

Total Interest Income	$46,425	$41,002	$40,158

Interest Expense
Interest on deposits	$13,500	$8,677	$8,505
Interest on borrowings	5,836	4,007	4,322

Total Interest Expense	$19,336	$12,684	$12,827

Net Interest Income	27,089	28,318	27,331
Provision for loan & lease losses	144	984	2,349

Net Interest Income After Provision For Loan & Lease Losses	$26,945	$27,334	$24,982

Non-interest Income

Trust and brokerage services	$7,864	$1,778	$1,357
Service charges on deposit accounts	2,957	3,056	2,927
Investment securities (losses)/gains	(19)	717	1,142
Gain on sale of loans	163	197	421
Card-related Fees	926	776	725
Bank owned life insurance	402	810	461
Rental income on operating leases	1,186	783	402
(Loss)/Gain on Disposal of Assets	(124)	71	(46)
Net premium on sale of branch	—	—	1,407
Other non-interest income	801	818	893

Total Non-interest Income	$14,156	$9,006	$9,689

Total Operating Income	$41,101	$36,340	$34,671

Operating Expenses
Salaries, wages, and employee benefits	$17,150	$14,919	$13,462
Building, occupancy, and equipment	5,746	5,295	3,893
Communication expense	603	614	557
Stationery and supplies expense	514	520	414
Marketing expense	694	603	526
Amortization of intangible asset	418	—	—
Other operating expense	6,315	5,208	5,016

Total Operating Expenses	$31,440	$27,159	$23,868

Income Before Income Taxes	9,661	9,181	10,803
Provision for income taxes	2,154	1,926	2,792

Net Income	$7,507	$7,255	$8,011

Net Income Per Common Share
Basic	$2.09	$2.03	$2.28
Diluted	$2.05	$2.00	$2.23

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity	(Dollars in thousands)

FOR THE YEARS ENDED DEC. 31, 2005, 2004, 2003	ISSUED COMMON SHARES	COMMON STOCK	SURPLUS	UNAMORTIZED VALUE OF RESTRICTED STOCK	UNDIVIDED PROFITS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	TOTAL

Balance at January 1, 2003	3,827,805	$3,828	$7,306	—	$53,272	$6,467	$(7,920)	$62,953

Comprehensive income
Net income					8,011			8,011
Other comprehensive income, net of taxes:						(2,950)		(2,950)

Issuance of restricted stock	22,500	22	616	(638)				—

Amortization of restricted stock				75				75

Stock options exercised	59,724	60	1,346					1,406
Cash dividends, $.94 per share					(3,307)			(3,307)
Treasury stock purchased							(35)	(35)

Balance at December 31, 2003	3,910,029	$3,910	$9,268	$(563)	$57,976	$3,517	$(7,955)	$66,153

Comprehensive income
Net income					7,255			7,255
Other comprehensive income, net of taxes:						(2,099)		(2,099)
Issuance of restricted stock	20,000	20	641	(661)				—
Amortization of restricted stock				177				177
Stock options exercised	17,111	17	389					406
Cash dividends, $.84 per share					(2,996)			(2,996)
Treasury stock purchased							—	—

Balance at December 31, 2004	3,947,140	$3,947	$10,298	$(1,047)	$62,235	$1,418	$(7,955)	$68,896

Comprehensive income
Net income					7,507			7,507
Other comprehensive income, net of taxes:						(3,118)		(3,118)
Issuance of restricted stock	24,500	24	754	(778)				—
Forfeiture of restricted stock	(3,582)	(3)	(108)	98				(13)
Amortization of restricted stock				274				274
Tax benefit of restricted stock					16			16
Stock options exercised	10,543	11	241					252
Cash dividends, $.84 per share					(3,018)			(3,018)
Treasury stock purchased							(1,225)	(1,225)

Balance at December 31, 2005	3,978,601	$3,979	$11,185	$(1,453)	$66,740	$(1,700)	$(9,180)	$69,571

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income	(Dollars in thousands)

	Years Ended Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003

Other comprehensive (loss) income, before tax:

Change in minimum pension liability adjustment	$—	$(56)	$—
Unrealized (loss) gain on securities:
Unrealized holding (losses) gains arising during period	(5,211)	(3,404)	(4,916)

Other comprehensive (loss) income, before tax	(5,211)	(3,460)	(4,916)
Income tax benefit (expense) related to other comprehensive (loss) income	2,093	1,361	1,966

Other comprehensive (loss) income, net of tax	(3,118)	(2,099)	(2,950)

Net Income	7,507	7,255	8,011

Comprehensive income	$4,389	$5,156	$5,061

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows	(Dollars in thousands)

	Years Ended Dec. 31, 2005	2004	2003

Operating Activities
Net income	$7,507	$7,255	$8,011
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	144	984	2,349
Provision for depreciation	2,762	1,639	1,416
(Increase) decrease in surrender value of life insurance	(402)	132	(461)
(Benefit) provision for deferred income taxes	(272)	2,429	352
Accretion of investment security discounts and premiums, net	(105)	(280)	(164)
Realized investment security losses (gains)	19	(717)	(1,142)
Realized loss (gain) on the sale of assets	124	(71)	46
Proceeds from the sale of mortgage loans	10,647	10,848	26,108
Origination of loans held-for-sale	(10,584)	(10,754)	(25,987)
Gain on sale of loans	(63)	(94)	(121)
Gain on sale of branch	—	—	(1,458)
Amortization of capitalized servicing rights	88	74	—
Amortization of intangible asset	418	—	—
Restricted stock expense	274	177	75
Change in other assets and liabilities	3,330	(910)	2,032

Net Cash Provided by Operating Activities	$13,887	$10,712	$11,056

Lending and Investing Activities
Proceeds from maturities, redemptions, calls and principal repayments of investment securities, available-for-sale	$87,124	$65,071	$86,560
Proceeds from maturities, redemptions, calls and principal repayments of investment securities, held-to-maturity	9,985	4,454	3,937
Proceeds from sales of investment securities	16,100	31,468	68,826
Purchase of investment securities, available-for-sale	(56,085)	(119,673)	(149,222)
Purchase of investment securities, held-to-maturity	(10,912)	(3,065)	(4,504)
Net increase in loans	(127,510)	(48,197)	(64,778)
Purchases of premises and equipment	(1,967)	(3,663)	(1,833)
Proceeds from the sale of premises and equipment	503	170	213
Acquisitions	(10,089)	—	—
Net cash used in sale of branch	—	—	(10,566)

Net Cash Used in Lending and Investing Activities	$(92,851)	$(73,435)	$(71,367)

Deposit and Financing Activities
Net increase in demand deposits, NOW, money market and savings accounts	$41,352	$17,519	$40,871
Net increase (decrease) in time deposits	74,645	44,202	(13,094)
Net (decrease) increase in short-term borrowings	(51,425)	33,371	19,105
Net increase (decrease) in long-term borrowings	20,000	(30,000)	15,310
Proceeds from the exercise of stock options	252	406	1,406
Treasury stock purchased	(1,225)	—	(35)
Cash dividends	(3,015)	(3,341)	(2,902)

Net Cash Provided by Deposit and Financing Activities	$80,584	$62,157	$60,661

Increase (decrease) in Cash and Cash Equivalents	1,620	(566)	350
Cash and cash equivalents at beginning of year	21,258	21,824	21,474

Cash and Cash Equivalents at End of Year	$22,878	$21,258	$21,824

Supplemental Disclosures of Cash Flow Information:
Interest received during the year	$46,515	$41,188	$40,315
Interest paid during the year	18,526	12,477	13,045
Income taxes	1,800	1,280	2,600
Noncash investing activities:
Change in minimum pension liability adjustment	—	56	—
Noncash financing activities:
Dividend declared and unpaid	753	750	1,096

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations:

          Alliance Financial Corporation (the Company) is a bank holding company which owns and operates Alliance Bank, N.A. and Alliance Financial Capital Trust I. The Company provides financial services through its Bank subsidiary from 21 customer service facilities in the New York counties of Cortland, Madison, western Oneida, and Onondaga and from a Trust Administration Center in Buffalo, N.Y. Primary services include commercial, retail and municipal banking, consumer finance, mortgage financing and servicing, and trust and investment management services. Alliance Financial Capital Trust I was formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities to third party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The Bank has a substantially wholly owned subsidiary, Alliance Preferred Funding Corp., which is engaged in residential real estate activity and a wholly owned subsidiary, Alliance Leasing, Inc., which is engaged in commercial leasing activity.

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Critical Accounting Estimates and Policies:

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has identified the allowance for loan and lease losses, accrued income taxes, and the carrying value of intangible assets to be the accounting areas that require the most subjective and complex judgements, and as such could be the most subject to revision as new information becomes available. Actual results could differ from those estimates.

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

          The Company is subject to regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies which may subject it to further changes with respect to asset valuations, amounts of required loan and lease loss allowances, and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.

Reclassification:

          Certain amounts from prior years have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income as previously reported.

Statement of Cash Flows:

          Cash and demand balances due from banks are considered “cash and cash equivalents” for financial reporting purposes.

Investment Securities:

          The Company classifies investment securities as held-to-maturity or available-for-sale. Held-to-maturity securities are those that the Company has the positive intent and ability to hold to maturity, and are reported at cost, adjusted for amortization of premiums and accretion of discounts. Investment securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value, with net unrealized holding gains and losses reflected as a separate component of shareholders’ equity, net of the applicable income tax effect. None of the Company’s investment securities have been classified as trading securities. Gains and losses on the sale of investment securities are based on the specific identification method. Premiums and discounts on securities are amortized and accreted into income using the interest method over the life of the security. Investment securities are reviewed regularly for other than temporary impairment. Where there is other than temporary impairment, the impairment loss is recognized in the consolidated statements of income. Purchases and sales of securities are recognized on a settlement-date basis.

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

Loans & Leases:

          Loans and leases are stated at unpaid principal balances less the allowance for loan and lease losses, unearned interest income and net deferred loan origination fees and costs. Interest on loans is based upon the principal amount outstanding. Interest on loans is accrued except when in management’s opinion the collectibility of interest is doubtful, at which time the accrual of interest on the loan is discontinued. Loan origination fees and certain direct loan origination costs are deferred and the net amount is amortized as a yield adjustment over the life of the loan.

          Operating leases are stated at cost of the equipment less depreciation. Equipment on Operating leases is depreciated on a straight-line basis to its estimated residual value over the lease term. Operating lease income is recognized on a straight-line basis over the term of the lease. Income attributable to all other leases is initially recorded as unearned income and subsequently recognized as finance income at level rates of return over the term of the leases. The recorded residual values of the Company’s leased assets are estimated at the inception of the lease to be the expected fair market value of the assets at the end of the lease term. On a quarterly basis, the Company reassesses the realizable value of its lease residual values. In accordance with generally accepted accounting principles, anticipated increases in specific future residual values are not recognized before realization. Anticipated decreases in specific future residual values that are considered to be other than temporary are recognized immediately.

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

Intangible Assets:

          Intangible assets represent purchased assets that lack physical substance but can be separately distinguished because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company’s intangible asset represents the acquisition costs and related expenses relating to the February 2005 purchase of certain personal trust accounts and related assets under management from HSBC, USA, NA. The intangible asset is amortized on a straight-line basis over a 20-year life which is the estimated benefit period. Amortization expense of the intangible asset is recognized in noninterest expense.

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

(Dollars in thousands except per-share data)	2005	2004	2003

Net Income:
As reported	$7,507	$7,255	$8,011
Less pro forma expense related to options granted, net of related tax effects	(35)	(43)	(542)

Pro forma net income	$7,472	$7,212	$7,469

Pro forma net income per share:
Basic – as reported	$2.09	$2.03	$2.28
Basic – pro forma	2.08	2.02	2.13
Diluted – as reported	2.05	2.00	2.23
Diluted – pro forma	2.04	1.99	2.08

          The fair value of stock options granted prior to 2003 was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company’s employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. There were no stock options granted by the Company in 2003 and 2005. The fair value of the 2,000 options granted by the Company in 2004 was estimated by the Company.

          The majority of the stock options, that have been granted by the Company, vest upon the attainment of certain stock price targets. The expected life for options vesting upon the attainment of certain stock price targets is two years after the performance target is attained and the option is vested, or nine years if the targets are not met. Increased volatility of the Company’s stock price in 2003 accelerated the expected vesting of options previously granted, and was reflected in the pro-forma expense in 2003. Additional information regarding the Company’s Stock Option Plan is detailed in Footnote 12.

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

2. ACQUISITIONS

          On February 18, 2005, the Bank acquired, and assumed the successor trustee role from HSBC Bank USA, N.A., for approximately 1,830 personal trust accounts with approximately $560,000,000 in assets under management. In connection with the acquisition, the Bank recorded, at cost, an intangible asset in an amount of $10,089,000. The asset is being amortized over 20 years on a straight line method. The accumulated amortization as of December 31, 2005 was $418,000.

3. INVESTMENT SECURITIES

(Dollars in Thousands)

The amortized cost and approximate fair value of investment securities at December 31 are as follows:

Held-to-Maturity—2005	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED AIR VALUE

Obligations of states and political subdivisions	$6,294	—	$6	$6,288

Total	$6,294	—	$6	$6,288

Available-for-Sale—2005

U.S. Treasury and other U.S. government agencies	$73,030	$31	$1,654	$71,407
Obligations of states and political subdivisions	73,610	1,730	432	74,908
Mortgage-backed securities	111,968	97	2,588	109,477

Total	$258,608	$1,858	$4,674	$255,792

Stock Investments
Federal Home Loan Bank and Federal Reserve Bank stock	$6,508	$—	$—	$6,508
Other equity securities	4,632	88	—	4,720
Mutual Funds	500	—	26	474

Total stock investments	$11,640	$88	$26	$11,702

Total available-for-sale	$270,248	$1,946	$4,700	$267,494

Net unrealized loss on available-for-sale	(2,754)

Grand total carrying value	$273,788

Held-to-Maturity—2004

Obligations of states and political subdivisions	$5,367	$254	—	$5,621

Total	$5,367	$254	—	$5,621

Available-for-Sale—2004

U.S. Treasury and other U.S. government agencies	$98,197	$369	$994	$97,572
Obligations of states and political subdivisions	70,688	3,455	67	74,076
Mortgage-backed securities	135,431	447	789	135,089

Total	$304,316	$4,271	$1,850	$306,737

Stock Investments
Federal Home Loan Bank and Federal Reserve Bank stock	$8,037	$—	$—	$8,037
Other equity securities	4,448	55	—	4,503
Mutual Funds	500	—	19	481

Total stock investments	$12,985	$55	$19	$13,021

Total available-for-sale	$317,301	$4,326	$1,869	$319,758

Net unrealized gain on available-for-sale	2,457

Grand total carrying value	$325,125

          The carrying value and estimated market value of debt securities at December 31, 2005 by contractual maturity are shown below. The maturities of mortgage-backed securities are based on average life of the security. All other expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	HELD-TO-MATURITY		AVAILABLE-FOR-SALE

	AMORTIZED COST	ESTIMATED FAIR VALUE	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$2,889	$2,886	$68,079	$67,338
Due after one year through five years	2,485	2,483	131,947	130,510
Due after five years through ten years	299	299	45,726	45,228
Due after ten years	621	620	12,856	12,716

Total debt securities	$6,294	$6,288	$258,608	$255,792

          At December 31, 2005 and 2004, investment securities with a carrying value of $251,554 and $200,700, respectively, were pledged as collateral for certain deposits and other purposes as required or permitted by law.

          The Company recognized gross gains of $3, $717, and $1,142 for 2005, 2004, and 2003, respectively, and gross losses of $22, $0, and $0 for 2005, 2004, and 2003, respectively.

          The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31,:

2005
	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL

TYPE OF SECURITY	FAIR VALUE	UNREALIZED LOSS	FAIR VALUE	UNREALIZED LOSS	FAIR VALUE	UNREALIZED LOSS

U.S. Treasury and other U.S. government agencies	$19,964	$390	$44,217	$1,264	$64,181	$1,654
Obligations of states and political subdivisions	22,008	286	4,272	146	26,280	432
Mortgage-backed securities	41,619	694	57,833	1,894	99,452	2,588

Subtotal, debt securities	$83,591	$1,370	$106,322	$3,304	$189,913	$4,674
Mutual Funds	—	—	474	26	474	26

Total temporarily impaired securities	$83,591	$1,370	$106,796	$3,330	$190,387	$4,700

2004
	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL

TYPE OF SECURITY	FAIR VALUE	UNREALIZED LOSS	FAIR VALUE	UNREALIZED LOSS	FAIR VALUE	UNREALIZED LOSS

U.S. Treasury and other U.S. government agencies	$38,541	$424	$9,810	$570	$48,351	$994
Obligations of states and political subdivisions	2,987	22	941	45	3,928	67
Mortgage-backed securities	74,692	439	21,338	350	96,030	789

Subtotal, debt securities	$116,220	$885	$32,089	$965	$148,309	$1,850
Mutual Funds	—	—	500	19	500	19

Total temporarily impaired securities	$116,220	$885	$32,589	$984	$148,809	$1,869

          Management does not believe any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment. The unrealized losses relate primarily to securities issued by the U.S. Treasury, FNMA, GNMA, FHLMC, FHLB, the State of New York, and various political subdivisions within the State of New York. These unrealized losses are primarily attributable to changes in interest rates and individually were 8.2% or less of their respective amortized cost basis. The Company has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

4. LOANS AND LEASES

(Dollars In Thousands)

          Loans are internally generated and the majority of the lending activity takes place in the New York State counties of Cortland, Madison, Onondaga, and Oneida. In addition, the Bank originates Indirect Auto loans in the western counties of New York State and the Bank’s leasing subsidiary originates the majority of its leases throughout the Northeast.

               Major classifications of loans and leases at December 31 are as follows:

	2005	2004

Commercial loans	$156,057	$148,821
Leases	76,041	15,817
Residential Real Estate	186,550	176,666
Indirect Auto Loans	172,113	117,622
Other Consumer Loans	67,900	63,862

Total	$658,661	$522,788

Less: Unearned income	10,869	2,055
Less: Allowance for loan & lease losses	4,960	5,267

Net loans & leases	$642,832	$515,466

          Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid balances of mortgage loans serviced for others were $51,012, $46,656, and $42,135, at December 31, 2005, 2004, 2003, respectively. The carrying value of mortgage servicing rights was $304, $292 and $263 at December 31, 2005, 2004 and 2003, respectively.

          Non-performing loans and leases and impaired loans and leases at December 31 are as follows:

	2005	2004

Loans ninety days past due and still accruing	$270	$317
Non-accrual loans	1,358	2,434

Total non-performing loans	$1,628	$2,751

Total impaired loans	$0	$0

5. ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars In Thousands)

          Changes in the allowance for loan and lease losses for the years ended December 31 are summarized as follows:

	2005	2004	2003

Balance at January 1	$5,267	$6,069	$5,019
Provision for loan and lease losses	144	984	2,349
Recoveries credited	637	404	370

Subtotal	$6,048	$7,457	$7,738
Less: Loans and leases charged-off	1,088	2,190	1,669

Balance at December 31	$4,960	$5,267	$6,069

6. RELATED PARTY TRANSACTIONS

(Dollars In Thousands)

          Directors and executive officers of the Company and their affiliated companies were customers of, and had other transactions with, the Company in the ordinary course of business during 2005. It is the Company’s policy that all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than normal risk of collectibility or present other unfavorable features. Loan transactions with related parties are summarized as follows:

	2005	2004	2003

Balance at beginning of year	$8,893	$8,002	$8,963
New loans and advances	903	964	898
Loan payments	(472)	(73)	(1,859)

Balance at end of year	$9,324	$8,893	$8,002

7. BANK PREMISES, FURNITURE, AND EQUIPMENT

(Dollars In Thousands)

          Bank premises, furniture, and equipment at December 31 consist of the following:

	2005	2004	2003

Land	$1,101	$1,155	$1,160
Bank premises	11,423	11,095	9,766
Furniture and equipment	20,946	21,122	20,157

Subtotal	$33,470	$33,372	$31,083

Less: Accumulated depreciation	20,438	18,918	16,530

Balance at end of year	$13,032	$14,454	$14,553

8. DEPOSITS

(Dollars In Thousands)

          The carrying amounts of deposits consisted of the following at December 31:

	2005	2004	2003

Noninterest-bearing checking	$91,883	$74,549	$56,085
Interest-bearing checking	80,536	81,891	85,614
Savings accounts	55,214	62,783	63,557
Money market accounts	176,894	143,952	140,611
Time deposits	334,591	259,946	215,533

Total deposits	$739,118	$623,121	$561,400

               The following table indicates the maturities of the Company’s time deposits at December 31:

	2005	2004	2003

Due in one year	$227,073	$132,548	$133,050
Due in two years	88,255	82,714	64,282
Due in three years	12,106	37,137	6,251
Due in four years	4,764	3,246	9,229
Due in five years or more	2,393	4,301	2,721

Total time deposits	$334,591	$259,946	$215,533

          Total time deposits in excess of $100 as of December 31, 2005 and 2004 were $113,816 and $69,158, respectively.

9. BORROWINGS

(Dollars In Thousands)

          The following is a summary of borrowings outstanding at December 31:

	2005	2004	2003

Short-term:
Federal Home Loan Bank overnight advances	$—	$3,600	$9,000
Federal Funds purchased	—	10,000	—
Repurchase agreements	50,429	88,254	59,483

Total short-term borrowings	$50,429	$101,854	$68,483

Long-term
Federal Home Loan Bank term advances	80,000	70,000	70,000
Repurchase agreements	20,000	10,000	40,000
Junior subordinated debentures	10,310	10,310	10,310

Total long-term borrowings	$110,310	$90,310	$120,310

Total borrowings	$160,739	$192,164	$188,793

The principal balance, interest rate and maturity of the preceding borrowings at December 31, 2005 are as follows:

TERM	INCURRED DATE	PRINCIPAL	RATES

Short-term:
Repurchase agreements
original term – 1 day	12/31/2005	$32,929	4.00%
original term – 14 days	12/28/2005	10,000	4.23%
original term – 19 days	12/30/2005	7,500	4.16%

Total short-term borrowings		$50,429

Long-term
Federal Home Loan Bank term advances
original term – 10 years	7/20/2000	$5,000	5.92%
original term – 10 years	7/26/2000	5,000	6.30%
original term – 10 years	4/27/2001	5,000	4.13%
original term – 3.25 years	12/24/2002	5,000	4.62%
original term – 3.75 years	12/24/2002	5,000	4.63%
original term – 3 years	5/15/2003	15,000	4.30%
original term – 2.5 years	8/18/2004	5,000	3.11%
original term – 2.75 years	8/19/2004	5,000	3.24%
original term – 10 years	8/31/2005	20,000	3.75%
original term – 4 years	12/15/2005	10,000	4.52%

Total advances		$80,000
Repurchase agreements

original term – 10 years	10/11/2005	10,000	3.87%
original term – 10 years	11/03/2005	10,000	4.14%

Total repurchase agreements		$20,000
Junior subordinated debentures
original term – 30 years	12/19/2003	10,310	7.09%

Total long-term borrowings		$110,310

          Information related to borrowings at December 31 is as follows:

	2005	2004	2003

Maximum outstanding at any month end	$185,665	$192,164	$188,793
Average amount outstanding during the year	$159,599	$163,149	$159,914

Average interest rate during the year	3.66%	2.46%	2.70%

          Average amounts outstanding and average interest rates are computed using monthly averages.

          At December 31, 2005 and 2004, the Company had available $17,500 and $12,500, respectively, of Federal Funds lines of credit with other financial institutions, of which $0 was in use at December 31, 2005 and $10,000 of the lines were being used at year-end 2004.

          The Company offers retail repurchase agreements primarily to its larger business customers. Under the terms of the agreement, the Company sells investment portfolio securities to the customer agreeing to repurchase the securities on the next business day. The Company views the borrowing as a deposit alternative for its business customers. On December 31, 2005, the Company had securities with a market value of $44,888 pledged as collateral for these agreements. The Company also has agreements with the Federal Home Loan Bank of New York (FHLB), and Bank approved brokers to sell securities under agreements to repurchase. At December 31, 2005, investment securities with market value of $40,555 were pledged against repurchase agreements in the amount of $37,500. All of these repurchase agreements at December 31, 2005 were with the FHLB.

          The Company also has access to various credit facilities through the FHLB including an overnight line of credit, a one-month line of credit, and a Term Advance Program, under which it can borrow at various terms and interest rates. All of the credit facilities are subject to meeting the collateral requirements of the FHLB. In addition to pledging investment securities, the Company has also pledged under a blanket collateral agreement, certain residential mortgage loans with balances at December 31, 2005 of $161,892. At December 31, 2005, the Company had borrowed $80,000 against the pledged mortgages. At December 31, 2005, the Company had $50,092 available under its various credit facilities with the FHLB.

          On December 19, 2003, the Company formed a wholly owned subsidiary, Alliance Financial Capital Trust I, a Delaware business trust. The Trust issued $10,000 of 30-year floating rate Company-obligated pooled capital securities. The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2033, but may be redeemed at the Company’s option on predetermined dates with the first redemption date at par in five years. The capital securities of the trust are a pooled trust preferred fund of ALESCO Preferred Funding II, Ltd., and interest rates on the securities adjust quarterly based on the 3-month LIBOR plus 2.85% (7.09% at December 31, 2005). The Company guarantees all of the securities.

10. NET INCOME PER COMMON SHARE

      Basic and diluted net income per common share calculations are as follows:

	For the Calendar Year

(Dollars in thousands, except per share amounts)	2005	2004	2003

Basic
Net Income	$7,507	$7,255	$8,011

Average common shares outstanding	3,593,864	3,565,226	3,510,074

Net income per common share-basic	$2.09	$2.03	$2.28

Diluted
Net Income	$7,507	$7,255	$8,011

Average common shares outstanding	3,593,864	3,565,226	3,510,074
Incremental shares from assumed conversion of stock options	70,820	66,580	74,856

Average common shares outstanding-diluted	3,664,684	3,631,806	3,584,930

Net income per common share-diluted	$2.05	$2.00	$2.23

          Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding throughout each year. Diluted earnings per share gives the effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method.

11. INCOME TAXES

(Dollars In Thousands)

          The provision for income taxes for the years ended December 31 is summarized as follows:

	2005	2004	2003

Current tax expense (benefit)	$2,426	$(503)	$2,440
Deferred tax (benefit) provision	(272)	2,429	352

Total provision for income taxes	$2,154	$1,926	$2,792

          The provision for income taxes includes the following:

	2005	2004	2003

Federal income tax	$1,982	$1,785	$2,499
New York State franchise tax	172	141	293

Total	$2,154	$1,926	$2,792

          The components of deferred income taxes, included in other liabilities, at December 31, are as follows:

	2005	2004	2003

Assets:
Allowance for loan and lease losses	$1,932	$2,052	$2,364
Postretirement benefits	1,422	1,330	1,223
Deferred compensation	1,240	1,159	1,089
Incentive compensation plans	195	—	—
Unrealized investment losses	1,136	—	—
Other	62	458	125

Total Assets	$5,987	$4,999	$4,801

Liabilities:
Investment securities	$303	$283	$114
Depreciation	3,304	3,766	1,306
Unrealized investment gains	—	961	2,345
Other	340	318	320

Total Liabilities	$3,947	$5,328	$4,085

Net deferred tax asset (liability)	$2,040	$(329)	$716

          The Bank believes that it is more than likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.

          A reconciliation between the statutory federal income tax rate and the effective income tax rate for 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Statutory federal income tax rate	34.0%	34.0%	34.0%
State franchise tax, net of federal tax benefit	1.4%	1.2%	1.2%
Tax exempt interest income	(11.5%)	(10.8%)	(10.0%)
Tax exempt insurance income	(1.4%)	(3.0%)	—
Other, net	(0.2%)	(0.4%)	0.6%

Total	22.3%	21.0%	25.8%

12. RETIREMENT PLANS AND POST-RETIREMENT BENEFITS

(Dollars in thousands)

          The Company provides retirement benefits through a defined contribution 401(k) plan that covers substantially all of its employees. Contributions to the Company’s 401(k) plan are determined by the Board of Directors and are based on percentages of compensation for eligible employees. Contributions are funded following the end of the plan (calendar) year. Company contributions to the plan were $656, $594, and $578 in 2005, 2004, and 2003, respectively.

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

          The following tables set forth the changes in the post-retirement plans and accrued benefit cost as of December 31, 2005 and 2004:

	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$5,214	$5,230
Service cost	136	131
Interest cost	292	306
Actuarial gain	(1)	(154)
Benefits paid	(301)	(299)

Benefit obligation at end of year	$5,340	$5,214

	2005	2004

Components of prepaid/accrued benefit cost:
Unfunded status	$(5,340)	$(5,214)
Unrecognized prior service cost/(benefit)	210	291
Unrecognized actuarial net loss	1,479	1,536

Accrued benefit obligation at end of year	$(3,651)	$(3,387)

          The weighted average discount rate used in determining the benefit obligation as of December 31, 2005 and 2004 was 5.50% and 5.75%, respectively.

          For measurement purposes, with respect to the postretirement benefit plans, a 10.0% annual rate of increase in the per capita cost of covered health care benefits is assumed for 2006. The rate is assumed to decrease gradually to 4.5% by the year 2014 and remain at that level thereafter.

          The composition of the plan’s net periodic cost for the years ended December 31 is as follows:

	2005	2004	2003

Service cost	$188	$145	$116
Interest cost	292	306	312
Amortization of unrecognized prior service cost	86	99	91

Net periodic cost	$566	$550	$519

          Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	ONE PERCENTAGE	ONE PERCENTAGE

	POINT INCREASE	POINT DECREASE

Effect on total of service and interest cost	41	(34)
Effect on postretirement benefit obligations	346	(298)

          The following postretirement healthcare benefits are expected to be paid over the next ten years:

Benefits paid for the year,

2006	$352
2007	352
2008	328
2009	317
2010	331
2011 – 2015	$1,814

          It is important to note that the above benefit payments include expected life insurance claims, rather than the premiums that the Company is paying to provide the life insurance.

13. DEFERRED COMPENSATION AND SUPPLEMENTAL RETIREMENT PLANS

(Dollars in thousands)

          The Company maintains an optional deferred compensation plan for its directors, whereby fees normally received are deferred and paid by the Company upon the retirement of the director. At December 31, 2005 and 2004 other liabilities included approximately $1,742 and $1,504, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2005, 2004, and 2003 approximated $270, $237, and $218, respectively.

          The Company has supplemental executive retirement plans for certain employees. Included in other assets, the Company has segregated assets of $602 and $705 at December 31, 2005 and 2004, respectively, to fund the estimated benefit obligation associated with certain plans. At December 31, 2005 and 2004, other liabilities included approximately $1,442 and $1,472 accrued under these plans. Benefits paid under these plans were $206 in 2005 and $203 in 2004. The benefit obligation, service cost, and actuarial gain/(loss) were $1,694, $186, and ($256), respectively, at December 31, 2005 and $1,648, $209, and ($148), respectively, at December 31, 2004. Compensation expense includes approximately $166, $171, and $165 relating to these plans at December 31, 2005, 2004, and 2003, respectively.

          The discount rate used in determining the benefit obligation as of December 31, 2005 and 2004 was 5.50% and 5.75%, respectively. For measurement purposes in 2005, with respect to the supplemental executive retirement plans, an 8.50% annual rate was assumed as the investment return on account balances and salaries were assumed to increase at an annual rate of 4.00%.

          The following supplemental retirement benefits are expected to be paid over the next ten years:

Benefits paid for the year,

2006	$207
2007	201
2008	194
2009	66
2010	64
2011 - 2015	$524

14. STOCK OPTIONS AND AWARDS

          The Company has a long-term incentive compensation plan that has been approved by the shareholders authorizing the use of 550,000 shares of authorized but unissued common stock of the Company. Under the plan, the Board of Directors may grant incentive stock options, non-qualified stock options, and restricted stock awards to officers, employees, and certain other individuals.

          Information about the stock options issued by the Company is as follows:

          Of the 253,049 options outstanding at December 31, 2005, 232,049 of the options were issued with a 10-year term, vesting one year after the issue date, and exercisable based on the Company achieving specified stock prices. 20,000 of the options were issued with a 10-year term and vest and become exercisable ratably over a three-year period. 1,000 of the options were issued with a five-year term and vested on issuance.

          Stock option activity in the plan for 2003, 2004, and 2005 was as follows:

	OPTIONS OUTSTANDING	RANGE OF OPTION PRICE PER SHARE	WEIGHTED AVERAGE OPTION PRICE PER SHARE	SHARES EXERCISABLE

2003
Granted	0	0	0	0
Exercised	59,724	$17.75–$24.75	$23.55	0
Forfeited	1,974	$24.75	$24.75	0
Ending balance	284,498	$17.75–$24.75	$21.81	229,120

2004
Granted	2,000	$26.93-$28.65	$27.79	0
Exercised	17,111	$18.25-$26.93	$23.76	0
Forfeited	977	$24.75-$26.93	$25.31	0
Ending balance	268,410	$17.75–$28.65	$22.30	226,911

2005
Granted	0	0	0	0
Exercised	10,543	$18.25-$24.75	$23.84	0
Forfeited	4,818	$24.75	$24.75	0
Ending balance	253,049	$17.75-$28.65	$22.19	216,368

          Information about stock options outstanding at December 31, 2005 follows:

	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Shares Exercisable	Weighted Average Exercise Price

	$17.75	37,500	4.0	37,500	$17.75
	18.50	40,000	4.0	40,000	18.50
	19.00	8,000	5.0	8,000	19.00
	20.25	500	5.0	500	20.25
	21.75	10,000	3.2	10,000	21.75
	23.50	49,000	6.0	49,000	23.50
	24.75	107,049	4.0	70,368	24.75
	28.65	1,000	3.5	1,000	28.65

Total	$22.19	253,049	4.4	216,368	$21.75

          Information about the restricted stock issued by the Company is as follows:

          Restricted stock awards are recorded as deferred compensation, a component of stockholders’ equity, at fair value at the date of the grant and amortized to compensation expense over the specified vesting periods. These shares become vested over a 7-year period. Furthermore, 50%

of the shares awarded, to all grantees except the Company’s Chief Executive Officer, become vested on the date, at least three years after the award date, that the Company’s stock price has closed at a price that is at least 160% of the award price for 15 consecutive days. Compensation expense to record the amortization of the cost of all restricted shares issued for the years ended December 31, 2005, 2004 and 2003 was $268,000, $177,000 and $75,000, respectively.

          Restricted stock activity in the plan for 2003, 2004, and 2005 was as follows:

	SHARES	WEIGHTED AVERAGE GRANT PRICE

2003
Granted	22,500	$28.34
Vested	—	—
Forfeited	—	—
Ending balance	22,500	$28.34

2004
Granted	20,000	$33.05
Vested	—	—
Forfeited	—	—
Ending balance	42,500	$30.56

2005
Granted	24,500	$31.75
Vested	—	—
Forfeited	4,225	$30.88
Ending balance	62,775	$31.00

15. INTANGIBLE ASSETS

(Dollars in thousands)

          The Company has a finite-lived intangible asset capitalized on its balance sheet pertaining to the acquisition of certain personal trust accounts and related assets under management from HSBC, USA, NA. A summary of the intangible asset at December 31 follows:

	2005	2004

Intangible Asset

Gross carrying amount	$10,089	$—
Less accumulated amortization	418	—

Net carrying amount	$9,671	$—

          Amortization expense on the finite-lived intangible asset was $418 for 2005. There was no amortization expense for any prior periods. Annual amortization expense is expected to total $505 for the calendar years 2006 – 2010.

16. COMMITMENTS AND CONTINGENT LIABILITIES

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

          Financial instruments whose contract amounts represent credit risk:

	CONTRACT AMOUNT
	2005	2004	2003

Commitments to extend credit	$96,411	$87,346	$68,916
Standby letters of credit	$3,279	$5,105	$5,576

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payments of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Since the letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For both commitments to extend credit and standby letters of credit, the amount of collateral obtained, if deemed necessary by the Company upon the extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but includes residential and commercial real estate.

          The Company leases office space and certain branches under noncancelable operating lease agreements having initial terms which expire at various dates through 2019. Total rental expenses were approximately $845 in 2005, $669 in 2004, $429 in 2003.

          Minimum rental payments under the initial terms of these leases are summarized as follows:

Year ending December 31,

2006	$897
2007	812
2008	794
2009	741
2010	711
Thereafter	$3,413

Total minimum lease payments	$7,368

          The Bank entered into an agreement in 2005 with Onondaga County whereby the Bank obtained the naming rights to a sports stadium in Syracuse, N.Y. for a twenty year term. Under the agreement, the Bank paid $25 in 2005 and will pay $75 in 2006, $120 in 2007, and $152 from 2008 through 2024.

          The Company is required to maintain a reserve balance as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ended December 31, 2005 was $600.

          FASB Interpretation No. 47(FIN 47) issued in March 2005 clarified that the term conditional retirement obligation as used in FASB Statement No. 143(FAS 143), Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the Company. The Company is required to recognize a liability for the fair value of a conditional asset retirement obligation when it is incurred, generally upon acquisition, construction, or development and (or) through the normal operation of the asset, and if the fair value of the liability can be reasonably estimated. FAS 143 acknowledges that in some cases sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. The Company acknowledges that some of its facilities were constructed years ago when asbestos was used for insulation and other construction purposes. Regulations are now in place that require the Company to handle and dispose of asbestos in a special manner if major renovations or demolition of a facility are to be completed. The Company does not believe that it has sufficient information to estimate the fair value of the obligation at this time since any major renovations or demolition of any of its facilities have not been planned and would occur at an unknown future date. Accordingly, the Company has not recognized a liability or a contingent liability in connection with potential future costs to remove and dispose of asbestos from its facilities.

17. DIVIDENDS AND RESTRICTIONS

          The primary source of cash to pay dividends to the Company’s shareholders is through dividends from its banking subsidiary. The Federal Reserve Board and the Office of the Comptroller of the Currency are authorized to determine certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe or unsound practice. Banking organizations may generally only pay dividends from the combined current year and prior two years net income less any dividends previously paid during that period. At December 31, 2005, approximately $20,300,000 was available for the declaration of dividends by the Bank. There were no loans or advances from the subsidiary Bank to the Company at December 31, 2005.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

(Dollars In Thousands)

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

          The carrying amounts and estimated fair values of financial instruments are as follows:

	DEC. 31, 2005 CARRYING AMOUNT	DEC. 31, 2005 FAIR VALUE	DEC. 31, 2004 CARRYING AMOUNT	DEC. 31, 2004 FAIR VALUE

Financial Assets:
Cash and cash equivalents	$22,878	$22,878	$21,258	$21,258
Investment securities	273,788	273,782	325,125	325,379
Loans and leases	658,661	650,905	524,907	524,763

Total Financial Assets	$955,327	$947,565	$871,290	$871,400

Financial Liabilities:
Deposits	$739,118	$738,369	$623,121	$623,475
Borrowings	160,739	159,897	192,164	192,805

Total Financial Liabilities	$899,857	$898,266	$815,285	$816,280

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

Loans and Leases:

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

Borrowings:

          The fair value of borrowings are estimated using discounted cash flow analysis, based on interest rates approximating those currently being offered for borrowings with similar terms.

Off-balance-sheet Instruments:

          Off-balance-sheet financial instruments consist of commitments to extend credit and standby letters of credit, with fair value based on fees currently charged to enter into agreements with similar terms and credit quality.

19. REGULATORY MATTERS

(Dollars in thousands)

          The Company and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). The leverage ratio (as defined in the regulations) reflects Tier 1 capital divided by the average total assets for the period. Average assets used in the calculation exclude the Company’s intangible assets.

          The capital levels at the Company’s subsidiary bank are maintained at or above the well-capitalized minimums of 10%, 6% and 5% for the Total risk-based, Tier 1 capital, and leverage ratio, respectively. As of December 31, 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

          On December 19, 2003, the Company formed a wholly owned subsidiary, Alliance Financial Capital Trust I (“AFCT”), a Delaware business trust. AFCT issued $10,000 of 30-year floating rate Company-obligated pooled capital securities (trust preferred securities) that qualify as Tier I capital of the Company. On March 11, 2005, the Federal Reserve Board (FRB) announced approval of its final rule that allows the inclusion of outstanding and prospective issuances of trust preferred securities in the Tier 1 capital of bank holding companies. Under the final rule, bank holding companies may treat trust preferred securities as Tier 1 capital up to a 25% core capital limit until March 31, 2009. After March 31, 2009, the 25% limit will be calculated net of goodwill (net of any associated deferred tax liability). In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) Consolidation of Variable Interest Entities, the Company does not consolidate the assets and liabilities or income and expense of AFCT (a Variable Interest Entity) with the Company’s financial statements.

          The Company’s regulatory capital measures are presented in the following table:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS

	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO

As of December 31, 2005
Total risk-based capital	$76,766	11.72%	$52,407	≥8.00%	$65,509	≥10.00%
Tier 1 capital	71,604	10.93%	26,204	≥4.00%	39,305	≥6.00%
Leverage	71,604	7.42%	38,597	≥4.00%	48,247	≥5.00%

As of December 31, 2004
Total risk-based capital	$82,858	15.34%	$43,212	≥8.00%	$54,015	≥10.00%
Tier 1 capital	77,461	14.34%	21,606	≥4.00%	32,409	≥6.00%
Leverage	77,461	8.70%	35,595	≥4.00%	44,493	≥5.00%

20. PARENT COMPANY FINANCIAL INFORMATION

(Dollars in thousands)

Condensed financial statement information of Alliance Financial Corporation is as follows:

Balance Sheets

Assets	DEC. 31, 2005	DEC. 31, 2004

Investment in subsidiary Bank	$73,087	$70,466
Cash	3,344	5,150
Investment securities	4,009	4,104
Other Assets	369	360

Total Assets	$80,809	$80,080

Liabilities

Junior subordinated debentures	$10,310	$10,310
Dividends payable	753	750
Other liabilities	175	124

Total Liabilities	$11,238	$11,184

Shareholders’ Equity

Common stock	$3,979	$3,947
Surplus	11,185	10,298
Unamortized value of restricted stock	(1,453)	(1,047)
Undivided profits	66,740	62,235
Accumulated other comprehensive (loss) income	(1,700)	1,418
Treasury stock	(9,180)	(7,955)

Total Shareholders’ Equity	$69,571	$68,896

Total Liabilities and Shareholders’ Equity	$80,809	$80,080

Statements of Income

	YEARS ENDED DEC. 31, 2005	DEC. 31, 2004	DEC. 31, 2003

Dividend income from subsidiary Bank	$2,500	$—	$—
Investment income	206	175	5
Gain on the sale of securities	3	269	72
Interest expense on junior subordinated debentures	(644)	(459)	(14)
Operating expenses	(14)	(97)	(5)

	2,051	(112)	58
Equity in undistributed income of subsidiary	5,456	7,367	7,953

Net Income	$7,507	$7,255	$8,011

Statements of Cash Flows

	YEARS ENDED DEC. 31, 2005	DEC. 31, 2004	DEC. 31, 2003

Operating Activities
Net Income	$7,507	$7,255	$8,011
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(5,456)	(7,367)	(7,953)
Realized investment security gains	(3)	(269)	(72)
Change in assets and liabilities	314	274	(281)

Net Cash Provided by (Used in) Operating Activities	$2,362	$(107)	$(295)

Investing Activities
Purchase of investment securities, available-for-sale	$(198)	$(1,739)	$(2,550)
Proceeds from sales of investment securities, available-for-sale	17	507	312

Net Cash Used in Investing Activities	$(181)	$(1,232)	$(2,238)

Financing Activities
Proceeds from issuing subordinated debentures	$—	$—	$10,310
Treasury stock purchased	(1,225)	—	(35)
Proceeds from the issuance of common stock	252	406	1,406
Cash dividends paid	(3,015)	(3,341)	(2,902)

Net Cash (Used in) Provided by Financing Activities	$(3,988)	$(2,935)	$8,779

(Decrease) Increase in Cash and Cash Equivalents	(1,807)	(4,274)	6,246

Cash and Cash Equivalents at Beginning of Year	5,150	9,424	3,178

Cash and Cash Equivalents at End of Year	$3,343	$5,150	$9,424

Supplemental Disclosures of Cash Flow Information:
Noncash financing activities:
Dividend declared and unpaid	$753	$750	$1,096

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

Item 9 — Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable

Item 9A — Controls and Procedures

REPORT OF MANAGEMENT’S RESPONSIBILITY

          Management is responsible for preparation of the consolidated financial statements and related financial information contained in all sections of this Annual Report on Form 10-K, including the determination of amounts that must necessarily be based on judgments and estimates. It is the belief of management that effective internal controls over financial reporting have been designed to produce reliable financial statements that have been prepared in conformity, in all material respects, with generally accepted accounting principles appropriate in the circumstances and that the financial information appearing throughout this annual report is consistent, in all material respects, with the consolidated financial statements.

          The Audit Committee of the Board of Directors, composed solely of independent directors, meets periodically with the Company’s management, internal auditors and independent registered public accounting firm, PricewaterhouseCoopers LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The internal auditors and independent public accounting firm have unlimited access to the Audit Committee to discuss all such matters.

/s/ Jack H. Webb	/s/ David P. Kershaw

Chairman, President & CEO	Chief Financial Officer & Treasurer

Syracuse, New York
March 6, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

          Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2005, an evaluation, based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2005 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

          Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Jack H. Webb	/s/ David P. Kershaw

Chairman, President & CEO	Chief Financial Officer & Treasurer

Syracuse, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Alliance Financial Corporation:

We have completed integrated audits of Alliance Financial Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alliance Financial Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Syracuse, New York
March 6, 2006

Item 9B — Other Information

          Not applicable

PART III

Item 10 — Directors and Executive Officers of the Registrant

          The information required by this Item 10 is incorporated herein by reference to the sections entitled “Information Concerning Nominees for Directors, Directors Continuing in Office and Executive Officers”, “Audit Committee Report”, and “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement. The Company has adopted a Code of Ethics applicable to its Chief Executive Officer, Chief Financial Officer, Controller and senior financial management. The Company’s Code of Ethics for Senior Officers is available at the Company’s website at www.alliancebankna.com.

Item 11 — Executive Compensation

          The information required by this Item 11 is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s Proxy Statement issued in connection with its 2006 Annual Meeting of Shareholders (“Proxy Statement”).

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table details information at December 31, 2005 on securities authorized for issuance under the Company’s Stock Incentive Plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Options:
Equity compensation plans approved by security holders	253,049	$22.19	134,298
Equity compensation plans not approved by security holders	—	—	—
Total	253,049	$22.19	134,298

Restricted Stock Awards:
Equity compensation plans approved by security holders	62,775	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	62,775	—	—

The additional information required by this Item 12 is incorporated herein by reference to the section entitled “Information Concerning Nominees for Directors, Directors Continuing in Office and Executive Officers” in the Company’s Proxy Statement.

Item 13 — Certain Relationships and Related Transactions

          The information required by this Item 13 is incorporated herein by reference to the section entitled “Certain Transactions” in the Company’s Proxy Statement.

Item 14 — Principal Accountant Fees and Services

          The information required by this Item 14 is incorporated herein by reference to the section entitled “Independent Public Accountants” in the Company’s Proxy Statement.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

	(1)	The following financial statements are included in Item 8:
Consolidated Statements of Condition at December 31, 2005 and 2004.
Consolidated Statements of Income for each of the Three Years in the Period Ended December 31, 2005.
Consolidated Statements of Comprehensive Income for each of the Three Years in the Period Ended December 31, 2005.
Consolidated Statements of Shareholders’ Equity for each of the Three Years in the Period Ended December 31, 2005.
Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2005.
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

4.1

Rights Agreement dated October 19, 2001 between Alliance Financial Corporation and American Stock Transfer & Trust Company, including the Certificate of Amendment to the company’s Certificate of Incorporation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.(3)

10.1*	Alliance Financial Corporation 1998 Long Term Incentive Compensation Plan(1)

10.2*	Change of Control Agreement, dated as of February 16, 1999, by and among the Company, First National Bank of Cortland, Oneida Valley National Bank, and David P. Kershaw(4)

10.3*	Change of Control Agreement, dated as of February 16, 1999, by and among the Company, First National Bank of Cortland, Oneida Valley National Bank, and James W. Getman(4)

10.4*	Directors Compensation Deferral Plan of the Company(5)

10.5*	Employment Agreement, dated as of May 1, 2000, by and among the Company, Alliance Bank, N.A. and Jack H. Webb(6)

10.6*	Supplemental Retirement Agreement, dated as of May 1, 2000, by and among the Company, Alliance Bank, N.A. and Jack H. Webb(6)

10.7*	First National Bank of Cortland Excess Benefit Plan for David R. Alvord, dated December 31, 1991, and all amendments thereto(7)

10.8*	Oneida Valley National Bank Supplemental Retirement Income Plan for John C. Mott, dated September 1, 1997, and all amendments thereto(8)

10.9*	Employment Agreement dated as of April 29, 2003, by and among the Company, Alliance Bank, N.A. and Jack H. Webb(9)

10.10*	Change of Control Agreement, dated as of January 1, 2005, by and among the Company, Alliance Bank, N.A., and Connie M. Whitton(10)

10.11*	Employment Agreement dated October 6, 2005 by and among the Company and John H. Watt Jr. (11)

10.12	Trust Company Agreement and Plan of Merger by and between Alliance Bank, N.A, and HSBC Bank USA, N.A. dated as of August 16, 2004(10)

21	List of the Company’s Subsidiaries(12)

23	Consent of PricewaterhouseCoopers LLP(12)

31.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(12)

31.2	Certification of David P. Kershaw, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(12)

32.1

Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)

32.2	Certification of David P. Kershaw, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)

(1)

Incorporated herein by reference to the exhibit with the same number to the Registration Statement on Form S-4 (Registration No. 333-62623) of the Company previously filed with the Securities and Exchange Commission (the “Commission”) on August 31, 1998, as amended.

(2)	Incorporated herein by reference to exhibit number 3-2 to the Current Report on Form 8-K of the Company (File No. 0-15366) filed with the Commission on September 3, 2004.

(3)	Incorporated herein by reference to exhibit 4.1 to the Company’s Form 8-A12G filed with the Commission on October 25, 2001.

(4)	Incorporated herein by reference to the exhibit numbers 10.1 and 10.2 to quarterly reports on Form 10-Q of the Company (File No. 0-15366) filed with the Commission on May 17, 1999.

(5)	Incorporated herein by reference to the exhibit number 10.1 to quarterly reports on Form 10-Q of the Company (File No. 0-15366) filed with the Commission on August 13, 1999.

(6)	Incorporated herein by reference to the exhibit number 10.1 and 10.2 to quarterly reports on Form 10-Q of the Company (File No. 0-15366) filed with the Commission on August 14, 2000.

(7)	Incorporated herein by reference to the exhibit number 10.13 to annual reports on Form 10-K of the Company (File No. 0-15366) filed with the Commission on March 30, 2001.

(8)	Incorporated herein by reference to the exhibit number 10.14 to annual reports on Form 10-K of the Company (File No. 0-15366) filed with the Commission on March 29, 2002.

(9)	Incorporated herein by reference to the exhibit numbers 10.15 to quarterly reports on Form 10-Q of the Company (File No. 0-15366) filed with the Commission on August 13, 2003.

(10)	Incorporated herein by reference to the exhibit number 10.13 to annual reports on Form 10-K/A of the Company (File No. 0-15366) filed with the Commission on March 18, 2005.

(11)	Incorporated herein by reference to the exhibit number 10.1 to quarterly reports on Form 10-Q of the Company (File No. 0-15366) filed with the Commission on November 3, 2005.

(12)	Filed herewith

*	Denotes management contract or compensation plan or arrangement.

(b) See Item 15 (a) (3) above.

(c) See Item 15 (a) (2) above.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE FINANCIAL CORPORATION

(Registrant)

Date March 7, 2006	By	/s/ Jack H. Webb

Jack H. Webb, Chairman, President & CEO
(Principal Executive Officer)

Date March 7, 2006	By	/s/ David P. Kershaw

David P. Kershaw, Treasurer & CFO
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

/s/ Mary Pat Adams	Date February 28, 2006

Mary Pat Adams, Director

/s/ Donald S. Ames	Date February 28, 2006

Donald S. Ames, Director

Date _____________________
Donald H. Dew, Director

/s/ Peter M. Dunn	Date February 28, 2006

Peter M. Dunn, Director

/s/ John M. Endries	Date February 28, 2006

John M. Endries, Director

/s/ David P. Kershaw	Date March 7, 2006

David P. Kershaw, Treasurer and Director
(Principal Financial and Accounting Officer)

/s/ Samuel J. Lanzafame	Date March 7, 2006

Samuel J. Lanzafame, Director

/s/ Margaret G. Ogden	Date March 7, 2005

Margaret G. Ogden, Director

/s/ Charles E. Shafer	Date February 28, 2006

Charles E. Shafer, Director

/s/ Charles H. Spaulding	Date February 28, 2006

Charles H. Spaulding, Director

/s/ Paul M. Solomon	Date March 7, 2006

Paul M. Solomon, Director

/s/ Jack H. Webb	Date March 7, 2006

Jack H. Webb, Chairman, President
& CEO and Director
(Principal Executive Officer)