Form 10-Q
period 2006-03-31
ALLIANCE FINANCIAL CORP /NY/
filed 2006-05-08
CIK 796317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission file number 000-15366

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares outstanding of the Registrant’s common stock on May 1, 2006: Common Stock, $1.00 Par Value – 3,571,154 shares.

2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIANCE FINANCIAL CORPORATION
Consolidated Statements of Condition
(Dollars in Thousands, except share data)

	March 31, 2006 (Unaudited)	December 31, 2005 (Unaudited)

ASSETS
Cash and due from banks	$19,620	$17,972
Federal funds sold	18,462	4,906

Total cash and cash equivalents	38,082	22,878

Available-for-sale investment securities	259,110	267,494

Total loans and leases	677,496	664,955
Unearned income	(11,342)	(10,869)
Allowance for loan and lease losses	(5,046)	(4,960)

Net loans and leases	661,108	649,126

Bank premises, furniture, and equipment	12,594	13,032
Accrued interest receivable	4,534	3,915
Intangible asset, net	9,545	9,671
Other assets	15,025	14,305

Total Assets	$999,998	$980,421

LIABILITIES
Non-interest-bearing deposits	$94,998	$91,883
Interest-bearing deposits	688,503	647,235

Total deposits	783,501	739,118
Borrowings	136,504	160,739
Accrued interest payable	2,344	2,261
Other liabilities	8,008	8,732

Total Liabilities	930,357	910,850

SHAREHOLDERS’ EQUITY
Preferred stock (par value $25.00) 1,000,000 shares authorized, none issued. Common stock (par value $1.00) 10,000,000 shares authorized, 4,000,110 and 3,978,601 shares issued; and 3,571,154 and 3,565,012 shares outstanding, respectively	4,000	3,979
Surplus	12,114	11,185
Unamortized value of restricted stock	(2,020)	(1,453)
Undivided profits	67,405	66,740
Accumulated other comprehensive income	(2,182)	(1,700)
Treasury stock, at cost; shares 428,956 and 413,589 shares, respectively	(9,676)	(9,180)

Total Shareholders’ Equity	69,641	69,571

Total Liabilities & Shareholders’ Equity	$999,998	$980,421

The accompanying notes are an integral part of the consolidated financial statements.

3

ALLIANCE FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in Thousands, except per share data)

	Three Months Ended March 31,

	2006	2005

Interest Income:
Interest and fees on loans and leases	$9,989	$7,754
Interest on investment securities	2,659	2,830
Interest on federal funds sold	61	32

Total Interest Income	12,709	10,616

Interest Expense:
Interest on deposits	4,503	2,629
Interest on borrowings	1,671	1,184

Total Interest Expense	6,174	3,813

Net Interest Income	6,535	6,803

Provision for loan and lease losses	1,000	(544)

Net Interest Income After Provision for Loan and Lease Losses	5,535	7,347

Other Income	4,031	2,949

Total Operating Income	9,566	10,296

Other Expenses	7,823	7,615

Income Before Income Taxes	1,743	2,681

Provision for income taxes	303	667

Net Income	$1,440	$2,014

Net Income per Common Share – Basic	$.40	$.56

Net Income per Common Share – Diluted	$.40	$.55

The accompanying notes are an integral part of the consolidated financial statements.

4

ALLIANCE FINANCIAL CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2006
(Unaudited) (Dollars in Thousands)

	Issued Common Shares	Common Stock	Surplus	Unamortized Value of Restricted Stock	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2005	3,978,601	$3,979	$11,185	$(1,453)	$66,740	$(1,700)	$(9,180)	$69,571

Comprehensive income
Net Income					1,440			1,440

Other comprehensive income, net of taxes:

Change in unrealized appreciation in available for sale securities, net of reclassification adjustment						(482)		(482)

Comprehensive income					1,440	(482)		958

Issuance of restricted stock	21,500	21	643	(664)				—

Forfeiture of restricted stock	(400)	—	(11)	14				3

Amortization of restricted stock				83				83

Tax benefit of restricted stock plan					6			6

Stock options exercised	409	—	9					9

Tax benefit of stock-based compensation			288					288

Cash dividend, $.22 per share					(781)			(781)

Treasury stock purchased							(496)	(496)

Balance at March 31, 2006	4,000,110	$4,000	$12,114	($2,020)	$67,405	($2,182)	($9,676)	$69,641

ALLIANCE FINANCIAL CORPORATION
Consolidated Statements of Cash Flow
(Unaudited)

	For the Quarter Ended March 31,
(Dollars in thousands)	2006	2005

	(dollars in thousands)
OPERATING ACTIVITIES
Net Income	$1,440	$2,014
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,000	(544)
Provision for depreciation	629	911
Increase in surrender value of life insurance	(98)	(98)
Realized (gain) loss on the sale of assets	(7)	5
Accretion of investment security premiums and discounts, net	(21)	(46)
Proceeds from the sale of mortgage loans	932	2,349
Origination of loans held for sale	(928)	(2,329)
Gain on the sale of loans	(4)	(20)
Amortization of mortgaging servicing rights	19	17
Restricted stock expense	83	61
Amortization of intangible asset	126	42
Change in other assets and liabilities	(1,449)	(2,855)

Net Cash Provided by Operating Activities	1,722	(493)

LENDING AND INVESTING ACTIVITIES
Proceeds from maturities, redemptions, calls and principal repayments of investment securities, available-for-sale	11,723	47,535
Proceeds from maturities, redemptions, calls and principal repayments of investment securities, held-to-maturity	—	4,530
Purchase of investment securities, available-for-sale	(6,201)	(37,848)
Purchase of investment securities, held-to-maturity	—	(6,319)
Proceeds from the sale of investment securities	2,218	2,500
Net increase in loans and leases	(12,982)	(12,368)
Purchase of premises and equipment	(263)	(123)
Acquisition purchases	—	(7,560)
Proceeds from the sale of premises and equipment	79	5

Net Cash Used in Lending and Investing Activities	(5,426)	(9,648)

DEPOSIT AND FINANCING ACTIVITIES
Net increase in deposits	44,383	56,745
Net decrease in short-term borrowings	(19,235)	(33,575)
Net decrease in long-term borrowings	(5,000)	(5,000)
Proceeds from the exercise of stock options	9	—
Purchase of treasury stock	(496)	—
Cash dividends	(753)	(750)

Net Cash Provided by Deposit and Financing Activities	18,908	17,420
Increase in Cash and Cash Equivalents	15,204	7,279
Cash and Cash Equivalents at Beginning of Year	22,878	21,258

Cash and Cash Equivalents at End of Period	$38,082	$28,537

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$6,091	$3,760
Income taxes	100	100
Non-Cash Investing Activities:
Net unrealized loss available-for-sale securities	(665)	(4,307)
Non-Cash Financing Activities:
Dividends declared and unpaid	781	755

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of the Company, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2005 and for the three-year period then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part I. Certain amounts from prior year periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income as previously reported.

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months ended March 31, 2006 and 2005.

B.	Earnings Per Share

Basic and diluted net income per common share calculations are as follows:

	FOR THE QUARTER ENDED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	March 31, 2006	March 31, 2005

Basic
Net income	$1,440	$2,014

Average common shares outstanding	3,566,228	3,587,627

Net income per common share — basic	$0.40	$0.56

Diluted
Net income	$1,440	$2,014

Average common shares outstanding	3,566,228	3,587,627

Incremental shares from assumed conversion of stock options	73,409	75,615

Average common shares outstanding — diluted	3,639,637	3,663,242

Net income per common share — diluted	$0.40	$0.55

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

Loans are charged off when they are considered a loss regardless of the delinquency status. From a delinquency standpoint, the policy of the Company is to charge off loans when they are 120 days past due unless extenuating circumstances are documented that attest to the ability to collect the loan. Special circumstances to include fraudulent loans and loans in bankruptcy will be charged off no later than 90 days of discovery or within 120 days delinquent, whichever is shorter. In lieu of charging off the entire loan balance, loans with collateral may be written down to the value of the collateral, less cost to sell, if foreclosure of repossession of collateral is assured and in process.

D.	Stock Options and Other Share-Based Compensation

Effective January 1, 2006, the Company adopted provisions of Financial Accounting Standards Board (FASB) Statement No. 123R “Share-Based Payment,” (FAS 123R) for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations and disclosure requirements established by FAS 123, “Accounting for Stock-Based Compensation.” Under APB 25, because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recorded. The pro forma effects on income for stock options were instead disclosed in a footnote to the financial statements. Expense was recorded in the income statement for restricted stock units.

Under FAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the income statement over the vesting period.

The Company adopted FAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes the cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006. This cost was based on grant-date fair value estimated in accordance with the original provisions of FAS 123. The cost for all share-based awards granted subsequent to January 1, 2006, represented the grant-date fair value that was estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been restated.

For Quarter Ended

March 31, 2005

Net Income (in thousands)
As reported	$2,014
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax effect	(9)

Pro forma net income	$2,005

Pro forma net income per share:
Basic - as reported	$0.56
Basic - pro forma	0.56
Diluted - as reported	0.55
Diluted - pro forma	0.55

Compensation expense charged against income during the first quarter of 2006 for stock options was $11,000. The options were issued with a 10-year term, vesting one year after the issue date, and exercisable upon the Company achieving specified stock prices. At March 31, 2006, 36,681 options with an average weighted exercise price of $24.75 were unvested, and total remaining unrecognized compensation expense to be recognized over the next two years was $83,000. Cash received from option exercises during the three months ended March 31, 2006, was $9,000.

During the first quarter of 2006, the Company issued 21,500 shares of restricted stock at a weighted average grant date fair value of $30.93 per share. Compensation expense charged against income for restricted stock units during the quarter was $83,000, compared with $61,000 charged against income in the 2005 first quarter. At March 31, 2006, the Company had 83,875 restricted stock units outstanding with a weighted average grant price of $30.99. None of the restricted stock units outstanding at March 31, 2006 were vested. Unrecognized compensation expense to be recognized over the remainder of the vesting period associated with restricted stock awards at March 31, 2006 was $2,020,000. The Company’s restricted stock awards vest over a seven year term, however 50% of awards vest on the date at least three years following the award date if the Company’s closing stock price has been 160% of the award price for 15 consecutive days.

Additional disclosure requirements of SFAS 123R have been omitted due to immateriality.

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

The components of the plan’s net periodic cost for the periods indicated are as follows:

	FOR THE QUARTER ENDED
(Dollars in thousands)	March 31, 2006	March 31, 2005

Service cost	$30	$30

Interest cost	69	64

Amortization of unrecognized prior service cost	19	18

Net periodic benefit cost	$118	$112

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion presents material changes in the Company’s results of operations and financial condition during the three months ended March 31, 2006, which are not otherwise apparent from the consolidated financial statements included in this report.

This discussion and analysis contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) an increase in competitive pressures in the banking industry; (2) changes in the interest rate environment that reduce margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (5) changes in business conditions and inflation; (6) changes in the securities markets; (7) changes in technology used in the banking business; (8) our ability to maintain and increase market share and control expenses; (9) the possibility that the Company’s trust business will fail to perform as currently anticipated; (10) the continued success of our earnings improvement initiative; and (11) other factors detailed from time to time in the Company’s SEC filings.

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006

Earnings Summary and Executive Overview

Net income of $1,440,000, or $0.40 per diluted share, for the first quarter of 2006 was $574,000, or $0.15 per share less than the $2,014,000 net income and $0.55 per diluted share reported for the same period in 2005. The return on average assets and return on average shareholder’s equity were 0.59% and 8.18%, respectively, for the three months ended March 31, 2006, compared with 0.91% and 11.66%, respectively, for the first quarter of 2005.

2006 first quarter net income was impacted by a $1,000,000 provision for loan loss expense that was required to fund an increase in loans and leases charged off during the quarter. Net loans and leases charged off in the quarter were $914,000, and related primarily to a loan default by a highly energy-reliant company that was negatively impacted by the dramatic increase in fuel costs. When compared with the first quarter of 2005, when the Company reported net recoveries on loans charged off and a credit to the provision expense, the provision for loan loss expense increased $1,544,000. The combination of rising short-term interest rates and the flattening yield curve over the past twelve months significantly compressed the net interest margin and offset the benefit of double-digit growth in earning assets, resulting in a 3.9% decline in net interest income when compared with last year’s first quarter. The February 2005 acquisition of $560,000,000 of trust assets under management from HSBC Bank, USA, N.A. pushed 2006 first quarter non-interest income up 36.7%, while benefits from the Company’s earnings improvement initiative began to positively impact operating expenses. Excluding final costs of the initiative that were paid during the 2006 first quarter, 2006 first quarter operating expenses were equal with the first quarter of 2005, but 7.5% lower when compared with the 2005 fourth quarter. The deposit growth rate was 6% during the first quarter of 2006 following an annual increase of 18% in 2005, while loan growth of 1.8% reflected a more typical and slow growth first quarter of the year.

Analysis of Net Interest Income and the Net Interest Margin

For the three months ended March 31, 2006 compared with the three months ended March 31, 2005, net interest income declined $268,000, or 3.9%, to $6,535,000. The decline was primarily the result of an increase in the Company’s cost of funds, reflecting the rise in short-term market interest rates over the past twelve months and the short-term re-pricing characteristics of a large percentage of the Company’s interest-bearing liabilities. With intermediate and longer term market interest rates over the past twelve months rising much less, yields on the bank’s loan, lease, and investment portfolios have benefited less. For the comparable quarters, the average tax-equivalent yield on earning assets increased 40 basis points while the average cost of interest-bearing liabilities was up 98 basis points. Average earning assets increased $93,847,000, or 11.3%, over the comparable period reflecting an increase in average loans and a decline in average investments. As a result of the growth and change in the mix of assets combined with changes in interest rates over the past twelve months the tax-equivalent net interest margin declined 43 basis points from 3.47% to 3.04%.

Average net loans and leases were $655,818,000 in the quarter ended March 31, 2006, $125,119, or 23.6%, higher than the 2005 first quarter, with the average yield increasing 29 basis points. Growth was primarily attributable to a 358% increase in average net commercial leases and a 43% increase in average indirect auto loans. The portfolio growth resulted in a change in the mix of average net loans and leases over the past twelve months with average commercial leases as a percentage of total average net loans and leases increasing to 10.2% from 2.7% while on the same basis average residential mortgage loans declined to 28.5% from 33.1%. The mix of the commercial, indirect auto and consumer loan portfolios changed less over the past twelve months. The change in the mix reflects the Company’s goal to reduce the percentage of long-term fixed rate loans in its loan and lease portfolio, thereby lessening the Company’s risk to rising interest rates, and increase the percentage of business done with commercial loan and lease customers. Yields on the commercial loan and lease, indirect auto, and consumer loan portfolios were higher, benefiting from the rise in short-term market rates and portfolio re-pricing characteristics. The decline in the lease portfolio yield reflected a change to a more competitive pricing structure that created the opportunity for the growth in average leases over the past twelve months. The primarily fixed-rate residential mortgage loan portfolio yield declined 3 basis points, as portfolio loans originated during prior periods of higher market interest rates continued to pre-pay at accelerated rates, and new loans added to the portfolio over the past twelve months reflected current market rates that were lower than the portfolio’s average yield. Average investment securities for the comparable periods declined 11.7%, while the average investment portfolio yield increased 24 basis points. The larger taxable investment security component of the portfolio increased 27 basis points as investments purchased in the last few years with lower yields matured and new investments were purchased with higher yields. The longer-term, non-taxable component of the portfolio declined 16 basis points as investments purchased in prior periods when yields were higher matured, and new investment purchases were booked at current market lower yields. As a result, 2006 first quarter investment income declined $171,000, or 6%, compared with the 2005 first quarter. The decline in average investments funded in part, growth in the loan portfolio over the period. As a result of changes in the yields, volume and mix of earning assets, tax-equivalent interest income of $13,213,000 for the three months ended March 31, 2006 was up $2,166,000, or 19.6% compared with last year’s first quarter.

Total interest expense increased $2,361,000, or 61.9%, for the quarter ended March 31, 2006 compared with the same period in 2005, with the increase primarily relating to higher rates paid on both deposits and borrowings. Deposit expense increased $1,874,000, or 71.3%, the result of a 91 basis point increase in the average rate paid on interest bearing deposits. Average rates increased 77 basis points in the bank’s savings and money market category, primarily reflecting higher rates paid on money market accounts which have a closer pricing relationship with short-term market interest rates, which have moved up 200 basis points over the last twelve months. The money market component was 76.3% of the category average balance for the period ended March 31, 2006. Average time deposit rates increased 101 basis points over the comparable periods reflecting a combination of rollover and new business at higher market interest rates. Costs relating to an $82,425,000, or 14.2%, increase in average interest-bearing deposits for the comparable periods also pushed this expense higher. Growth of $80,142,000, or 30.6%, in average time deposits was primarily the result of a 56% increase in the consumer deposits and a 35% increase in the government deposit category. The growth in time deposits reflected customer demand for fixed-rate deposit products that offered rates above variable-rate money market and savings products. For the comparable periods, average time deposits increased as a percentage of total average interest-bearing deposits by 6.5%, to 51.7%, with percentages of the total declining in interest-bearing demand and the savings and money market categories. Average brokered deposits for the comparable periods remained at approximately 10% of average interest bearing deposits. Interest expense on borrowings rose $487,000, or 41.1%, attributable to a 149 basis-point increase in the average rate paid. The increase reflected the impact of higher market rates on borrowings that were primarily short-term and had variable-rate re-pricing characteristics. A decline in average borrowings of $8,399,000, or 5.4%, compared to the prior period, reflected the Company’s ability to pay off borrowings as they matured from the growth in deposits. Average non-interest bearing deposits increased 19.9% over the past twelve months.

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

For the three months ended March 31,	2006			2005

(Dollars in thousands)
	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid	Avg. Balance	Amt of Interest	Avg. Yield/ Rate Paid

Assets:
Interest earning assets:
Federal Funds Sold	$5,147	$61	4.74%	$5,604	$32	2.28%
Taxable Investment Securities	$193,702	$1,912	3.95%	$226,308	$2,082	3.68%
Non-taxable Investment Securities	$73,026	$1,132	6.20%	$71,235	$1,133	6.36%
Real Estate Loans	$186,721	$2,799	6.00%	$175,571	$2,647	6.03%
Commercial Loans	$153,892	$2,832	7.36%	$149,632	$2,452	6.55%
Non-taxable Commercial Loans	$6,357	$107	6.76%	$6,846	$85	4.96%
Taxable Leases (net of unearned discount)	$49,860	$766	6.15%	$12,533	$246	7.85%
Non-taxable Leases (net of unearned discount)	$16,780	$244	5.82%	$2,017	$47	9.31%
Indirect Auto Loans	$173,404	$2,106	4.86%	$121,036	$1,382	4.57%
Consumer Loans	$68,804	$1,254	7.29%	$63,064	$941	5.97%

Total Interest-earning Assets	927,693	13,213	5.70%	833,846	11,047	5.30%

Noninterest earning assets:
Other Assets	60,760			59,297
Less: Allowance for Loan Losses	(4,999)			(5,413)

Net unrealized gains/(losses) on available-for-sale portfolio	(2,400)			1,825

Total	$981,054			$889,555

Liabilities and Shareholders’ Equity:
Interest bearing assets:
Demand Deposits	$85,881	$83	0.39%	$83,780	$60	0.29%
Savings Deposits	$55,424	$73	0.53%	$63,485	$78	0.49%
MMDA Deposits	$178,745	$1,177	2.63%	$170,502	$724	1.70%
Time Deposits	$342,042	$3,170	3.71%	$261,900	$1,768	2.70%
Short-term Borrowings	$38,448	$415	4.32%	$66,847	$410	2.45%
Long-term Borrowings	$109,880	$1,256	4.57%	$89,880	$773	3.44%

Total Interest Bearing Liabilities	810,420	6,174	3.05%	736,394	3,813	2.07%

Noninterest bearing liabilities:
Demand deposits	90,473			75,435
Other liabilities	9,781			8,636
Shareholders’ equity	70,380			69,090

Total	$981,054			$889,555

Net interest earnings (FTE)		$7,039			$7,234

Net yield on interest-earning assets			3.04%			3.47%

Net interest spread			2.65%			3.23%

Federal tax exemption on non-taxable investment securities included in interest income		$504			$431

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

	FOR THE QUARTER END MARCH 31, 2006 COMPARED TO MARCH 31, 2005 INCREASE (DECREASE) DUE TO
	VOLUME	RATE	NET CHG

(Dollars in thousands)
Interest earned on:
Federal funds sold	$(4)	$33	$29
Taxable investment securities	(311)	141	(170)
Non-taxable investment securities	28	(29)	(1)
Real estate loans	167	(15)	152
Commercial loans	73	307	380
Non-taxable commercial loans	(8)	30	22
Taxable leases (net of unearned discount)	653	(133)	520
Non-taxable leases (net of unearned discount)	279	(82)	197
Indirect loans	617	107	724
Consumer loans	95	218	313

Total interest-earning assets	$1,589	$577	$2,166

Interest paid on:
Interest-bearing demand deposits	$2	$21	$23
Savings and money market deposits	(1)	449	448
Time deposits	641	761	1,402
Short-term borrowings	(241)	246	5
Long-term borrowings	201	282	483

Total interest-bearing liabilities	$602	$1,759	$2,361

Net interest earnings (FTE)	$987	$(1,182)	$(195)

Analysis of the Provision and Allowance for Loan and Lease Losses

During the first quarter of 2006, the Bank reported net loan and lease losses as a percentage of average loans and leases of 0.56%. The current quarter loss rate compared to an annual loss rate reported for 2005 of 0.08%, and a net recovery of 0.08% reported for the first quarter of 2005. For the quarter ended March 31, 2006, 90% of net loan and lease losses were in the commercial loan and lease categories. Commercial loan and lease losses during the quarter related primarily to losses incurred with one heavily energy-reliant company that was negatively impacted by the dramatic increase in fuel costs. The indirect auto and residential real estate components of the Company’s loan portfolio reported minimal to no losses during the quarter with loss rates comparable with 2005 rates. An increase in consumer loan losses was attributable to higher losses on checking account overdraft loans. Excluding losses taken on overdraft loans during the 2006 first quarter, the Company had a net recovery in the consumer loan category of 0.12%. The increase in losses on overdraft loans compared to prior periods is related to an increase in the consumer checking account overdraft protection limit that was provided to the majority of the Bank’s checking account customers during the 2005 fourth quarter. These losses have been more than offset by a 77% increase in overdraft fee income when comparing the quarter ended March 31, 2006 to the same period in 2005.

Non-performing loans and leases at March 31, 2006 were $2,268,013, or 0.34%, of total loans and leases, up from 0.25% at year-end 2005 and 0.15% at March 31, 2005. The increase in the level of nonperforming loans was the result of an increase in nonperforming commercial loan relationships. Approximately 70% of non-performing loans and leases are well-collateralized by mortgages on residential real estate, commercial real estate, or by liquid assets. Total loan delinquency, as measured by the percentage of loans past due 30 days or more and non-accruing to total loans, was 0.90% at March 31, 2006, declining from 1.32% at the year-end 2005, but up slightly from 0.81% at the end of the 2005 first quarter. The month-end delinquency rate over the past twelve months has been between 0.73% and 1.85%.

The Bank utilizes the FICO credit score as one measurement in its evaluation of the quality of residential real estate, indirect auto and consumer loans that it originates. During the three months ended March 31, 2006, approximately 86% of loans originated in these categories had FICO scores in the Bank’s premium or level A categories (>678). The rate is comparable with the first quarter 2005 rate.

In connection with the 2006 first quarter net loan and lease losses, the Company recorded a provision for loan and lease loss expense of $1,000,000. A decline in the ratio of the allowance for loan and lease losses to period end loans from the 0.89% rate reported at the end of the 2005 first quarter to 0.76% at March 31, 2006 is supported by a decline in loss rates in the residential real estate, consumer, and in particular the indirect auto loan categories over the past several years, as well as a comprehensive analysis by the Bank that includes the evaluation of the quality of the commercial loan and lease portfolios completed during the 2006 first quarter.

The following tables present loan and lease quality ratios for the periods indicated and a summary of the changes in the allowance for loan and lease losses arising from loans and leases charged off and recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense for the periods indicated.

	Three months ended March 31,
	2006	2005

Net Loans and Leases Charged-off (Recovered) to Average Loans and Leases, Annualized	0.56%	(0.08%)
Provision for Loan and Lease Losses to Average Loans and Leases, Annualized	0.61%	(0.41%)
Provision for Loan and Lease Losses to Net Loans and Leases Charged-off	109.39%	513.21%
Allowance for Loan and Lease Losses to Period-end Loans and Leases	0.76%	0.89%
Allowance for Loan and Lease Losses to Nonperforming Loans and Leases	222.46%	583.92%
Allowance for Loan and Lease Losses to Net Loans and Leases Charged-off (Recovered), Annualized	137.98%	(1138.92%)
Nonperforming Loans and Leases to Period-end Loans and Leases	0.34%	0.15%
Nonperforming Assets to Period-end Assets	0.23%	0.10%

	Three months ended March 31,
(Dollars in thousands)	2006	2005

Allowance for Loan and Lease Losses, Beginning of Period	$4,960	$5,267

Loans and Leases Charged-off	(1,070)	(148)
Recoveries of Loans and Leases Previously Charged-off	156	254

Net Loans and Leases (Charged-off) Recovered	(914)	106

Provision for Loan and Lease Losses	1,000	(544)

Allowance for Loan and Lease Losses, End of Period	$5,046	$4,829

The following table presents net charge-offs as a percentage of average loans and leases by portfolio type:

For the quarter ended	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005

Net charge-offs (recoveries) as a percentage of average loans by portfolio type follow:
Commercial loans	1.03%	0.76%	(0.01%)	0.09%	(0.40%)
Leases	2.45%	0.00%	0.00%	0.00%	0.00%
Real estate loans	0.00%	(0.08%)	0.09%	0.00%	(0.01%)
Indirect auto loans	0.05%	0.14%	0.03%	(0.08%)	0.20%
Consumer loans	0.42%	0.30%	0.35%	0.40%	(0.03%)
Total net charge-offs (recoveries) to average loans and leases outstanding	0.56%	0.24%	0.07%	0.05%	(0.08%)

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated:

	Three Months ended March 31,
(Dollars in thousands)	2006	2005	Change

Trust and brokerage income	$2,248	$1,219	$1,029	84.41%
Service charges on deposit accounts	957	657	300	45.66%
Bank owned life insurance	98	98	—	0.00%
Gain on the sale of loans	13	43	(30)	-69.77%
Card-related fees	271	206	65	31.55%
Rental income from operating leases	213	542	(329)	-60.70%
Other non-interest income	224	189	35	18.52%

Core non-interest income	$4,024	$2,954	$1,070	36.22%
Investment securities (losses) gains	—	—	—	0.00%
Gain/(loss) on disposal of assets	7	(5)	12	-240.00%

Total non-interest income	$4,031	$2,949	$1,082	36.69%

Growth in 2006 first quarter total and core non-interest income was primarily attributed to growth in trust revenues. During the middle of the first quarter of 2005, the Bank completed the acquisition of a portion of the personal trust business from HSBC, USA, N.A. Growth in 2006 trust revenue reflects a full quarter of revenue associated with the acquired trust assets in the current period compared with partial period revenue in the 2005 first quarter. The market value of trust assets under administration at March 31, 2006 was $867,587,000, compared with $839,444,000 at March 31, 2005. An increase in income from service charge on deposits was primarily attributable to higher overdraft fee income that resulted from both increases in fees and volume. A decline in the volume of mortgage loans sold to the secondary market, on which servicing is retained, resulted in a lower gain on the sale of loans in the current quarter. A decline in rental income from operating leases reflected a decline in the number of operating leases outstanding over the comparable periods and a prepayment of rental income received in the 2005 period. The Company has not originated any operating leases since 2004.

Operating Expenses

The following table sets forth certain information on operating expenses for the periods indicated:

	Three Months ended March 31,
(Dollars in thousands)	2006	2005	Change

Salaries, wages, and employee benefits	$3,917	$3,911	$6	0.15%
Building, occupancy, and equipment	1,488	1,722	(234)	-13.59%
Communication expense	135	163	(28)	-17.18%
Stationery and supplies expense	107	118	(11)	-9.32%
Marketing expense	361	183	178	97.27%
Amortization of intangible asset	126	42	84	200.00%
Professional fees	300	35	265	757.14%
Other operating expense	1,389	1,441	(52)	-3.61%

Total operating expenses	$7,823	$7,615	208	2.73%

A comparison of operating expenses for the quarter ended March 31, 2006 with the prior year quarter reflected a similar level of salary and benefits expense, a decline in occupancy and equipment expense, and an increase in marketing expense and professional fees. Salary and benefits expense, that was comparable with the prior year period, declined $725,000, or 15.6% compared with the quarter ended December 31, 2005. Excluding severance charges incurred when comparing the first quarter of 2006 to the fourth quarter of 2005, salary and benefits expense declined $553,000, 12.4%. The quarter to quarter decline was the result of a reduction in staff following the completion of the Company’s earnings improvement initiative which improved efficiency and streamlined processes. The Company’s number of full time equivalent employees at March 31, 2006 was 256 compared with 304 at March 31, 2005. The decline in building occupancy and equipment expense was primarily the result of a $310,000, or 66.6%, decline in depreciation expense on leased assets that was the result of fewer operating leases outstanding in the 2006 first quarter and an impairment charge recorded in the 2005 first quarter. An increase of $73,000, or 41%, in building lease expense for the comparable periods primarily related to costs associated with new customer service facilities opened during the past twelve months. An increase in marketing expense for the comparable periods reflected the timing of marketing campaigns that promoted products earlier in the year during 2006 than in 2005. The 2006 first quarter amortization expense, associated with the intangible asset created in connection with the purchase of the trust business, compared with a partial period charge in the first quarter of 2005. The increase in professional fees related to final costs associated with the completion of the Bank’s earnings improvement initiative, which was commenced in the fourth quarter of 2005.

Income taxes

The Company’s effective tax rate was 17.4% for the three months ended March 31, 2006, below the rate of 24.9% rate reported for the three months ended March 31, 2005. The lower tax rate in the current year period was attributable to an increase in tax-exempt income as a percentage of total income. The difference from the statutory rate is driven substantially by tax-exempt income.

ANALYSIS OF FINANCIAL CONDITION

Total assets increased $19,577,000, or 2%, from $980,421,000 at December 31, 2005 to $999,998,000 at March 31, 2006. For the three months ended March 31, 2006, total loans and leases (net of unearned income) increased $12,068,000, or 1.8%, to $666,154,000. The Company typically experiences a slower rate of loan growth in the first quarter of the year. Since December 31, 2005, net commercial leases increased $4,936,000, or 7.6%, commercial loans rose $3,110,000, or 1.9%, and the indirect auto loan portfolio was up $3,405,000, or 2%. The residential real estate and consumer loan portfolios remained relatively stable during the 2006 first quarter, and there has been no significant change in the loan portfolio mix since the end of 2005.

During the first three months of 2006, the Bank sold nearly $1,000,000 of newly originated mortgage loans and the balance of its servicing portfolio remained at approximately $51,000,000.

The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated:

(Dollars in thousands)	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005

	Amount	Amount	Amount	Amount	Amount

Commercial loans	$165,461	$162,351	$166,282	$158,436	$158,339
Leases	81,450	76,041	60,645	46,250	20,359
Real estate loans	187,423	186,550	181,137	175,647	174,711
Indirect auto loans	175,518	172,113	169,684	147,400	127,143
Consumer loans	67,644	67,900	66,898	65,193	62,753

Gross Loans & Leases	677,496	664,955	644,646	592,926	543,305
Less Unearned income	11,342	10,869	8,535	6,564	2,942

Net Loans & Leases	$666,154	$654,086	$636,111	$586,362	$540,363

The investment portfolio as of March 31, 2006, in the amount of $259,110,000, declined $8,384,000, or 3.1%, since December 31, 2005. The Company’s investment portfolio is all classified as available for sale, and at March 31, 2006, the portfolio balance included an unrealized loss on the portfolio of $3,420,000. During the three months ended March 31, 2006, proceeds from maturing investments, principal repayments and sales in the amount of $13,941,000 funded the purchase of new investment securities in the amount of $6,201,000 with the balance reducing the level of the Company’s borrowings.

The following table sets forth the amortized cost and market value for the Company’s available-for-sale investment securities portfolio:

	March 31, 2006		December 31, 2005		March 31, 2005
(Dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

	(Dollars in thousands)
U.S. Treasury and other
U.S. government agencies	$72,860	$71,047	$73,030	$71,407	$79,539	$77,592
Mortgage-backed securities	105,467	102,777	111,968	109,477	140,899	139,016
Obligations of states and political subdivisions	73,576	74,600	73,610	74,908	73,317	75,275
Federal Home Loan Bank and Federal Reserve Bank stock	5,495	5,495	6,508	6,508	6,457	6,457
Other equity securities	5,132	5,191	5,132	5,194	4,948	4,970

Total	$262,530	$259,110	$270,248	$267,494	$305,160	$303,310

Net unrealized loss on available-for-sale securities	$(3,420)		$(2,754)		$(1,850)

Total Carrying Value	$259,110		$267,494		$303,310

For the three months ended March 31, 2006, total deposits increased $44,383,000, or 6%. Since the end of 2005, consumer deposits increased $17,609,000, or 4.3%, with the majority of the deposit growth in the time deposit category. Customer preferences continued a 2005 trend toward fixed-rate time deposits and away from variable-rate money market accounts. Consumer time deposits increased 13% during the first quarter while balances in money market and demand deposits each declined approximately 5%. Consumer deposits at March 31, 2006 are up 17.5% over the past twelve months. Commercial deposits increased $3,913,000, or 2.9%, with balance growth most significant in the money market category. Compared with March 31, 2005, commercial deposits at the end of this year’s first quarter are up 21%, with growth in demand deposits most significant. Government deposits were up $22,857,000, or 16.7% since the end of 2005. Total government deposits are more volatile and reflect the timing nature of tax payments by the entities. First quarter 2006 deposit growth reflects the entities receipt of annual property taxes, and balances since year end have increased most significantly in the demand deposit and money market categories. Government deposits have grown by 11.5% over the past twelve months from an increased customer base. Brokered deposits at March 31, 2006 have been stable over the past twelve months. As a result of the growth in deposits during the 2006 first quarter, the Bank reduced its reliance on borrowings.

Borrowings declined $24,235,000, or 15.1% during the first quarter, with short-term brokered repurchase agreements paid off at maturity from the growth in deposits. Customer borrowings in the form of retail repurchase agreements, or sweep accounts, declined by $1,735,000, or 5.3%, during the first three months of 2006, to $31,194,000 at March 31, 2006. The retail repurchase agreement product assists the bank’s commercial customers in meeting their cash management needs.

The following table sets forth the composition of the Bank’s deposits by business line at the dates indicated:

(Dollars in thousands)	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005

	Balance	Balance	Balance	Balance	Balance

Commercial Deposits

Noninterest-bearing demand deposits	$65,842	$68,674	$62,671	$58,563	$54,530
Interest-bearing demand deposits	10,312	8,661	8,238	9,314	7,225
Savings and money market deposits	39,441	33,788	35,259	31,334	33,053
Time deposits	21,903	22,462	23,999	18,921	18,845

Total Commercial Deposits	$137,498	$133,585	$130,167	$118,132	$113,653

Consumer Deposits

Noninterest-bearing demand deposits	$17,902	$18,218	$17,593	$16,534	$14,274
Interest-bearing demand deposits	58,731	60,150	56,254	55,419	55,961
Savings and money market deposits	123,828	130,370	135,315	134,682	125,522
Time deposits	224,296	198,410	189,922	170,072	165,613

Total Consumer Deposits	$424,757	$407,148	$399,084	$376,707	$361,370

Government Deposits

Noninterest-bearing demand deposits	$11,254	$4,992	$5,897	$4,957	$8,390
Interest-bearing demand deposits	14,702	11,725	25,933	13,522	11,293
Savings and money market deposits	80,920	67,949	68,554	79,143	99,824
Time deposits	52,529	51,882	47,749	33,377	23,410

Total Government Deposits	$159,405	$136,548	$148,133	$130,999	$142,917

Brokered Deposits

Time deposits	$61,841	$61,837	$66,840	$61,861	$61,926

TOTAL DEPOSITS	$783,501	$739,118	$744,224	$687,699	$679,866

Liquidity

The Company’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, and to take advantage of market interest rate opportunities. Funding loan and lease requests, providing for liability outflows, and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee (“ALCO”) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of March 31, 2006, that liquidity as measured by the Bank is in compliance with its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the three months ended March 31, 2006, cash and cash equivalents increased by $15,204,000, as net cash provided by operating, and deposit and financing activities of $20,630,000 exceeded the cash used by lending and investing activities of $5,426,000. Net cash provided by deposit and financing activities primarily reflects a net increase in deposits of $44,383,000 and a net decrease in borrowings of $24,235,000. Net cash from operating activities was primarily provided by net income in the amount of $1,440,000. Net cash used in lending and investing activities reflects a net increase in loans and leases of $12,982,000 and a net decrease in investment securities of $7,740,000.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of March 31,

2006, the Bank’s credit limit with the FHLB was $151,553,000. The total of the Bank’s outstanding borrowings from the FHLB on that date was $95,000,000.

Capital Resources

During the three months ended March 31, 2006, shareholders equity increased $70,000 to $69,641,000, while book value per share declined $0.02 to $19.50. Shareholders’ equity was positively impacted during the first three months of the year by net income after the payment of dividends of $665,000 and $383,000 from the exercise of stock options and amortization of restricted stock, while offset by an increase in the unrealized loss on available for sale securities (net of taxes) of $482,000, and $496,000 in connection with the repurchase of 15,367 shares of Company stock.

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

As of December 31, 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. Management believes that, as of March 31, 2006, the Company and its subsidiary Bank met all capital adequacy requirements to which they were subject.

The following table compares the Company’s actual capital amounts and ratios with those needed to qualify for the “well capitalized” category, which is the highest capital category as defined in the regulations.

	(Dollars in thousands)
			To be Well
			Capitalized Under
	Actual		Prompt Corrective
			Action Provisions

	Amount	Ratio	Amount	Ratio

As of March 31, 2006
Total Capital (to Risk-Weighted Assets)	$77,416	11.60%	$66,714	≥10.00%
Tier I Capital (to Risk-Weighted Assets)	72,178	10.82%	40,028	≥6.00%
Tier I Capital (to Average Assets)	72,178	7.43%	48,574	≥5.00%
As of December 31, 2005
Total Capital (to Risk-Weighted Assets)	$76,766	11.72%	$52,407	≥10.00%
Tier I Capital (to Risk-Weighted Assets)	71,604	10.93%	26,204	≥6.00%
Tier I Capital (to Average Assets)	71,604	7.42%	38,597	≥5.00%

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the 2005 Annual Report on Form 10-K (“the Consolidated Financial Statements”). These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan and lease losses, accrued income taxes, and the fair value analysis of the of the intangible asset to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

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

The Company utilizes significance estimates and assumptions in determining the fair value of its intangible asset for purposes of impairment testing. The valuation requires the use of assumptions, including among others, discount rates, rates of return on assets, account attrition and costs of servicing.

Other Information

On April 24, 2006, the Company filed a Current Report on Form 8-K pursuant to rule 425 of the Securities Exchange Act of 1934 regarding a press release noting the Company’s entry into a Material Definitive Agreement. On April 23, 2006 the Company entered into an Agreement and Plan of Merger with Bridge Street Financial, Inc. (“Bridge Street”) pursuant to which Alliance will acquire Bridge Street and merge Bridge Street’s wholly owned subsidiary, Oswego County National Bank, into Alliance’s wholly owned subsidiary, Alliance Bank, N.A. The merger consideration is a combination of cash and stock valued at approximately $55 million. The transaction is subject to approval by shareholders of Alliance and Bridge Street, is subject to regulatory approvals and is expected to close by early fourth quarter, 2006.

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

New Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: i) a transfer of the servicer’s financial assets that meets the requirements for sale accounting; ii) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities; and iii) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. This statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Subsequent measurement for each class of separately recognized servicing assets and servicing liabilities shall be based on either the Amortization Method or Fair Value Measurement Method, as defined by this statement.

This Statement is effective for the Company as of January 1, 2007, and the requirements for recognition and initial measurement of servicing assets and servicing liabilities will be applied prospectively to all transactions after the effective date of this Statement. The impact of this Statement on the Company has not yet been determined.

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

Earnings Simulation Modeling

Net interest income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening of the yield curve would result in increased earnings as investment margins widen. The model requires management to make assumptions about how the Bank’s balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Bank’s own loans. Non-contractual deposit growth rates and pricing are modeled on historical patterns. Interest rates of the various assets and liabilities on the balance sheet are assumed to change proportionally, based on their historic relationship to short-term rates. The Bank’s guidelines for risk management call for preventative measures to be taken if the simulation modeling demonstrates that an instantaneous 2% increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 15% when compared to the stable rate scenario. At March 31, 2006, based on the results of the Bank’s simulation model, and assuming that management does not take action to alter the outcome, the Bank would expect net interest income to decline 6.60% if short term interest rates increase by 2%, and to increase 4.47% if short term interest rates decrease by 2%.

Net Present Value Estimation

The Net Present Value of Equity (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of the asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The Bank’s NPV analysis models both an instantaneous 2% increasing and 2% decreasing interest rate scenario comparing the NPV in each scenario to the NPV in the current rate scenario. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. The NPV measure assumes a static balance sheet versus the growth assumptions that are incorporated into the earnings simulation measure, and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation model. As with earnings simulation modeling, assumptions about the timing and the variability of balance sheet cash flows are critical in NPV analysis. Particularly important are assumptions driving mortgage prepayments in both the loan and investment portfolios, and changes in the noncontractual deposit portfolios. These assumptions are applied consistently in both models. Based on the March 31, 2006 NPV estimation, a 2% instantaneous increase in interest rates was estimated to decrease NPV by 5.87%. NPV was estimated to decline by 0.96% if rates immediately declined by 2%. Policy guidelines limit the amount of the estimated increase/decline to 25% in a 2% rate change scenario.

Item 4.	Controls and Procedures

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2006, an evaluation was performed under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2006 were effective.

There has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	a)	Not applicable

	b)	Not applicable

c)

The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)

1/1/06 – 1/31/06	2,088	$32.02	2,088	139,591
2/1/06 – 2/28/06	13,279	$32.39	13,279	126,312
3/1/06 – 3/31/06	—	—	—	126,312

Total	15,367	$32.34	15,367

(1) On September 28, 2005 the Company announced that its Board of Directors had authorized the repurchase of up to 5% of the Company’s outstanding common stock, or approximately 180,000 shares, over a 12-month period commencing on October 1, 2005.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Ex. No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Amended and Restated Bylaws of the Company(2)

10.1*	Amended and Restated Directors Compensation Deferral Plan (3)

31.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

31.2	Certification of David P. Kershaw, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

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

(2)	Incorporated herein by reference to exhibit number 3-2 to the Current Report on Form 8-K of the Company (File No. 0-15366) filed with the Commission on September 3, 2004.

(3)	Filed herewith.

*	Denotes management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE FINANCIAL CORPORATION

DATE: May 2, 2006	/s/ Jack H. Webb

Jack H. Webb, Chairman of the Board, President and Chief Executive Officer

DATE: May 2, 2006	/s/ David P. Kershaw

David P. Kershaw, Treasurer and Chief Financial Officer