Form 10-Q
period 2006-06-30
ALLIANCE FINANCIAL CORP /NY/
filed 2006-08-09
CIK 796317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number: 000-15366

ALLIANCE FINANCIAL CORPORATION

(Exact name of Registrant as specified in its charter)

New York	16-1276885

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

120 Madison Street, Syracuse, New York 13202

(Address of Principal Executive Offices) (Zip Code)

(315) 475-4478

(Registrant’s Telephone Number including area code)

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

The number of shares outstanding of the Registrant’s common stock on July 31, 2006: Common Stock, $1.00 Par Value – 3,577,254 shares.

2

Alliance Financial Corporation and subsidiary
Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	June 30, 2006	December 31, 2005

Assets
Cash and due from banks	$23,817	$17,972
Federal funds sold	—	4,906

Total cash and cash equivalents	23,817	22,878

Available-for-sale investment securities	240,608	261,368
Federal Home Loan Bank of New York (“FHLB”) stock	5,051	6,126
Loans and leases	698,275	664,955
Unearned income	(13,873)	(10,869)

Loans and leases, net of unearned income	684,402	654,086

Allowance for loan and lease losses	(5,170)	(4,960)

Net loans and leases	679,232	649,126

Bank premises, furniture, and equipment, net	12,570	13,032
Accrued interest receivable	3,479	3,915
Intangible asset, net	9,419	9,671
Other assets	16,369	14,305

Total Assets	$990,545	$980,421

Liabilities
Non-interest-bearing deposits	$97,649	$91,883
Interest-bearing deposits	673,839	647,235

Total deposits	771,488	739,118
Borrowings	130,140	150,429
Junior subordinated obligations issued to unconsolidated subsidiary trust	10,310	10,310
Accrued interest payable	1,951	2,261
Other liabilities	6,955	8,732

Total Liabilities	$920,844	$910,850

SHAREHOLDERS’ EQUITY
Preferred stock (par value $25.00) 1,000,000 shares authorized, none issued.	—	—
Common stock (par value $1.00) 10,000,000 shares authorized, 3,994,015 and 3,978,601 shares issued; and 3,565,059 and 3,565,012 shares outstanding, respectively issued;	3,994	3,979
Surplus	10,197	11,185
Unamortized value of restricted stock	—	(1,453)
Undivided profits	68,592	66,740
Accumulated other comprehensive income	(3,406)	(1,700)
Treasury stock, at cost; 428,956 and 413,589 shares, respectively	(9,676)	(9,180)

Total Shareholders’ Equity	69,701	69,571

Total Liabilities & Shareholders’ Equity	$990,545	$980,421

The accompanying notes are an integral part of the consolidated financial statements.

3

Alliance Financial Corporation and subsidiary
Consolidated Statements of Income (Unaudited)

(Dollars in Thousands, except per share data)

	Three months ended June 30		Six months ended June 30

	2006	2005	2006	2005

Interest income:
Loans and leases, including fees	$10,781	$8,271	$20,769	$16,025
Investment securities	2,735	2,943	5,397	5,778
Federal funds sold	49	14	108	41

Total interest income	13,565	11,228	26,274	21,844

Interest expense:
Deposits	5,213	3,150	9,715	5,779
Borrowings	1,507	1,210	2,988	2,257
Junior subordinated obligations	205	155	396	292

Total interest expense	6,925	4,515	13,099	8,328

Net interest income	6,640	6,713	13,175	13,516

Provision for loan and lease losses	417	385	1,417	(159)

Net Interest Income After Provision for Loan and Lease Losses	6,223	6,328	11,758	13,675

Trust & brokerage income	2,232	2,136	4,480	3,355
Service charges on deposit accounts	980	694	1,937	1,351
Bank-owned life insurance	100	101	198	199
Gain on the sale of loans	33	68	46	111
Card-related fees	287	229	558	435
Rental income from operating leases	203	230	416	772
Other non-interest income	204	142	429	331
Investment securities losses	—	(22)	—	(22)
Gain on disposal of assets	2	5	8	0

Total non-interest income	4,041	3,583	8,072	6,532

Total Operating Income	10,264	9,911	19,830	20,207

Salaries, wages and employee benefits	3,902	4,266	7,819	8,177
Building, occupancy, and equipment	1,545	1,324	3,033	3,046
Communication expense	126	158	261	321
Stationery and supplies expense	104	101	211	219
Marketing expense	153	152	514	335
Amortization of intangible asset	126	124	252	166
Professional fees	125	69	426	104
Other operating expenses	1,642	1,439	3,030	2,880

Total Operating Expenses	7,723	7,633	15,546	15,248

Income Before Income Taxes	2,541	2,278	4,284	4,959

Provision for income taxes	569	530	872	1,197

Net Income	$1,972	$1,748	$3,412	$3,762

Net Income per Common Share – Basic	$0.57	$0.49	$0.98	$1.05
Net Income per Common Share – Diluted	$0.54	$0.48	$0.94	$1.03

The accompanying notes are an integral part of the consolidated financial statements.

4

Alliance Financial Corporation
Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited) (Dollars in Thousands)

	Issued and Outstanding Common Shares	Common Stock	Surplus	Unamortized Value of Restricted Stock	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2004	3,571,872	$3,947	$10,298	$(1,047)	$62,235	$1,418	$(7,955)	$68,896
Comprehensive income
Net Income					3,762			3,762
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available for sale securities, net of reclassification adjustment						(520)		(520)

Comprehensive income								3,242
Issuance of restricted stock	24,500	24	754	(778)				—
Forfeiture of restricted stock	(3,432)	(3)	(103)	98				(8)
Amortization of restricted stock				135				135
Tax benefit of restricted stock plan					5			5
Stock options exercised	4,818	5	108					113
Tax benefit of stock-based compensation
Cash dividend, $.42 per share					(1,509)			(1,509)

Balance at June 30, 2005	3,597,758	$3,973	$11,057	$(1,592)	$64,493	$898	$(7,955)	$70,874

Balance at December 31, 2005	3,565,012	$3,979	$11,185	$(1,453)	$66,740	$(1,700)	$(9,180)	$69,571
Comprehensive income
Net Income					3,412			3,412
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available-for-sale securities, net of reclassification adjustment						(1,706)		(1,706)

Comprehensive income								1,706
Issuance of restricted stock	24,000	24	712	(736)				—
Forfeiture of restricted stock	(8,995)	(9)	(268)	274				(3)
Amortization of restricted stock				174				174
Tax benefit of restricted stock plan					9			9
Stock options exercised	409	—	9					9
Tax benefit of stock-based compensation			300					300
Cash dividend, $.44 per share					(1,569)			(1,569)
Treasury stock purchased	(15,367)						(496)	(496)
Reclassification of unearned restricted stock awards to surplus in accordance with SFAS No. 123R (75,875 shares)			(1,741)	1,741				—

Balance at June 30, 2006	3,565,059	$3,994	$10,197	$—	$68,592	$(3,406)	$(9,676)	$69,701

Alliance Financial Corporation and Subsidiary
Condensed Consolidated Statements of Cash Flow (Unaudited)

(In Thousands)

	Six months ended June 30,
	2006	2005

Net Cash Provided by Operating Activities	$3,788	$5,819

Lending and Investing Activities
Proceeds from maturities, redemptions, calls and principal repayments of investment securities, available-for-sale	35,088	58,387
Proceeds from maturities, redemptions, calls and principal repayments of investment securities, held-to-maturity	—	4,996
Purchase of investment securities, available-for-sale	(16,973)	(43,713)
Purchase of investment securities, held- to-maturity	—	(6,558)
Proceeds from the sale of investment securities, available-for-sale	—	8,819
Purchases of FHLB stock	(4,382)	(3,985)
Redemptions of FHLB stock	5,457	5,170
Net increase in loans and leases	(31,523)	(58,667)
Purchase of premises and equipment	(998)	(336)
Acquisition purchases	—	(9,864)
Proceeds from the sale of premises and equipment	126	17

Net Cash Used in Lending and Investing Activities	(13,205)	(45,734)

Deposit and Financing Activities
Net increase in deposits	32,370	64,578
Net decrease in borrowings	(20,289)	(24,631)
Cash dividends	(1,538)	(1,504)
Purchase of treasury stock	(496)	—
Proceeds from the exercise of stock options	9	113
Tax benefit from share-based payments	300	—

Net Cash Provided by Deposit and Financing Activities	10,356	38,556

Increase (Decrease) in Cash and Cash Equivalents	939	(1,359)
Cash and Cash Equivalents at Beginning of Year	22,878	21,258

Cash and Cash Equivalents at End of Period	$23,817	$19,899

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$13,409	$7,974
Income taxes	850	1,300

Non-Cash Investing Activities:
Net unrealized loss on available-for-sale securities	(2,706)	(874)

Non-Cash Financing Activities:
Dividends declared and unpaid	785	755

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of the Company, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2005 and for the three-year period then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part I. Certain amounts from prior year periods are reclassified, when necessary, to conform to the current period presentation.

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months ended June 30, 2006 and 2005.

B.	Earnings Per Share

Basic and diluted net income per common share calculations are as follows:

(Dollars in thousands, except per share amounts)	For Three Months Ended June 30		For Six Months Ended June 30

	2006	2005	2006	2005

Basic:
Net Income	$1,972	$1,748	$3,412	$3,762

Average common shares outstanding	3,487,279	3,597,397	3,491,336	3,592,539
Net income per common share – basic	$0.57	$0.49	$0.98	$1.05

Diluted:
Net income	$1,972	$1,748	$3,412	$3,762

Average common shares outstanding	3,487,279	3,597,397	3,491,336	3,592,539
Incremental shares from assumed conversion of stock options and restricted stock	151,163	71,416	141,699	72,235
Average common shares outstanding – diluted	3,638,442	3,668,813	3,633,035	3,664,774
Net income per common share – diluted	$0.54	$0.48	$0.94	$1.03

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

Pro forma disclosures for the three months and six months ended June 30, 2005, utilizing the estimated fair value of the options and restricted stock granted are as follows (dollars in thousands, except per share data):

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005

Net Income as reported	$1,748	$3,762
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax effect	(8)	(17)

Pro forma net income	$1,740	$3,745

Pro forma net income per share:
Basic – as reported	$0.49	$1.05
Basic – pro forma	0.49	1.04
Diluted – as reported	0.48	1.03
Diluted – pro forma	0.48	1.02

Compensation expense charged against income during the second quarter of 2006 for stock options was $11,000 and $23,000 for the first six months of 2006. The options were issued with a 10-year term and become exercisable upon the Company achieving specified stock prices. At June 30, 2006, 41,653 options with an average weighted exercise price of $24.75 were unvested, and total remaining unrecognized compensation expense to be recognized over the next two years was $83,000. Cash received from option exercises during the six months ended June 30, 2006, was $10,000.

During the second quarter of 2006, the Company issued 2,500 shares of restricted stock at a weighted average grant date fair value of $28.67 per share. Compensation expense charged against income for restricted stock units during the quarter was $84,000, compared with $69,000 charged against income in the 2005 second quarter. At June 30, 2006, the Company had 75,875 restricted stock units outstanding with a weighted average grant price of $30.94. None of the restricted stock units outstanding at June 30, 2006 were vested. Unrecognized compensation expense to be recognized over the remainder of the vesting period associated with restricted stock awards at June 30, 2006 was $1.7 million. The Company’s restricted stock awards vest over a seven year term, however 50% of awards vest on the date at least three years following the award date if the Company’s closing stock price has been 160% of the award price for 15 consecutive days.

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

The components of the plan’s net periodic cost for the periods indicated are as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,

	2006	2005	2006	2005

Service cost	$30	$32	$60	$61
Interest cost	72	67	141	131
Amortization of unrecognized prior service cost	20	20	39	39

Net periodic benefit cost	$122	$119	$240	$231

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

The following discussion presents material changes in the Company’s results of operations and financial condition during the three months ended June 30, 2006, which are not otherwise apparent from the consolidated financial statements included in this report.

This discussion and analysis contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

•	an increase in competitive pressures in the banking industry;

•	changes in the interest rate environment that reduce margins;

•	changes in the regulatory environment;

•	general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in the securities markets;

•	changes in technology used in the banking business;

•	our ability to maintain and increase market share and control expenses;

•	the possibility that the Company’s trust business will fail to perform as currently anticipated;

•	the continued success of our earnings improvement initiative; and

•	other factors detailed from time to time in the Company’s SEC filings.

Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006

Earnings Summary and Executive Overview

Net income was $2.0 million, or $0.54 per diluted share, in the second quarter of 2006, an increase of $224,000, or 12.8% compared to net income of $1.85 million or $0.48 per diluted share for the same period in 2005. The return on average assets and return on average shareholders’ equity were 0.80% and 11.30%, respectively, for the three months ended June 30, 2006, compared with 0.76% and 10.14%, respectively, for the second quarter of 2005.

The increase in net income for the second quarter of 2006 compared with the year ago quarter resulted primarily from a $458,000 increase in noninterest income offsetting a decrease of $73,000 in net interest income and a $90,000 increase in noninterest expense. The decrease in net interest income resulted from a decline in our net interest margin of 27 basis points in the second quarter of 2006 compared with the same period in 2005, which offset a $71.7 million increase in average earning assets during the same period.

Net income was $3.4 million or $0.94 per diluted share for the six months ended June 30, 2006, a decrease of $350,000 or 9.3% compared with $3.8 million or $1.03 per diluted share for the six months ended June 30, 2005. A $1.6 million increase in the provision for loan losses in the first six months of 2006 compared with the year ago period was the largest factor contributing to the lower earnings, and resulted primarily from net chargeoffs in the first quarter of 2006 totaling $914,000. Also impacting earnings in the first half of 2006 compared with the year ago period was a decrease in net interest income of $341,000 due in large part to a 35 basis point decrease in our net interest margin, partially offset by a $82.7 million increase in average earning assets, and an increase in noninterest expense of $298,000. Noninterest income increased $1.5 million due primarily to the impact of our February 2005 acquisition of $560 million of trust assets under management from HSBC Bank, USA, N.A.

Analysis of Net Interest Income and the Net Interest Margin

Net interest income was $6.6 million in the second quarter of 2006, a decrease of $73,000 or 1.1% from the second quarter of 2005. Total interest income increased $2.3 million, to $13.6 million in the second quarter of 2006, compared with $11.3 million in the second quarter of 2005. This increase was offset by an increase in interest expense of $2.4 million, to $6.9 million in the second quarter of 2006 compared with $4.5 million in the year ago quarter.

Also impacting net interest income in the second quarter of 2006 was the recovery of approximately $130,000 of past due interest from payoffs of nonperforming loans. This recovery added approximately 5 basis points to our net interest margin in the quarter.

An increase in average earning assets of $71.7 million for the three months ended June 30, 2006 compared with the year ago period partially offset the impact of a decrease in our net interest margin over this time period. Higher short-term interest rates over the past year and the persistently flat yield curve, along with highly competitive deposit pricing, have caused our cost of funds to increase more than our asset yields. The tax-equivalent yield on earning assets increased 60 basis points in the three months ended June 30, 2006, compared with the same period in 2005. The average cost of interest-bearing liabilities increased 105 basis points over this same time period.

Average earning asset growth was concentrated in leases (net of unearned income) and indirect loans, with smaller increases in other loan categories and decreases in the investment portfolio. Average leases increased $47.6 million in the three months ended June 30, 2006, reflecting the success of our efforts to expand this business line. We originate leases through reputable, well-established middle market leasing companies, and through vendor and direct customer relationships, with an emphasis on the medical and university sectors. The leases are underwritten using our typical commercial credit standards, and the collateral securing the leases is generally readily marketable.

Average indirect loans increased $43.7 million in the three months ended June 30, 2006 compared with the same quarter in 2005. During the second quarter of 2006 we increased our indirect loan rates in an effort to slow the rate of growth in these loans, as highly competitive pricing and higher funding costs have negatively impacted the profitability of indirect lending. As a result, we anticipate the rate of growth in this portfolio will slow in coming quarters.

Highly competitive lending conditions and ample availability of commercial financing in our market area has contributed to slower growth in our commercial loan portfolio in recent quarters. During the second quarter of 2006, commercial loans decreased $4.7 million, as loans totaling approximately $15.0 million prepaid during the quarter. Commercial loans have decreased $155,000 in the first six months of 2006. Commercial lending continues to be an important part of our growth strategy, however, we expect this highly competitive lending environment will continue to negatively effect the rate of growth in this portfolio for the foreseeable future. As a result, our leasing initiative will likely result in growth in that portfolio exceeding the growth of our traditional commercial loan portfolio in the coming quarters.

Average investment securities decreased $43.5 million in the three months ended June 30, 2006, as we used cash flow from our investment portfolio, along with deposit growth, to fund our loan originations.

Average deposits increased $78.5 million in the three months June 30, 2006 compared with the same period in 2005. Increases in demand deposits and time accounts offset a decline in savings and money market accounts. In addition, we continue to experience a change in our deposit mix, as depositors continue to favor short term, higher rate time accounts over lower rate savings and money market accounts. As a result, average time accounts represented 47.1% of average deposits in the second quarter of 2006, compared with 40.4% in the year ago quarter. Average savings and money market accounts were 29.9% of average deposits in the second quarter, down from 37.3% in the second quarter of 2005. Average demand deposits were 23.0% of average deposits in the second quarter of 2006, up from 22.3% in the second quarter of 2005, as we experienced gains in both retail and commercial accounts. The growth in deposits reflects the impact of the company’s expanded branch presence, its business development efforts and pricing strategies. Deposit growth was used to fund loan growth and to reduce borrowings, which decreased $16.5 million in the second quarter of 2006 compared with the year ago quarter.

Our tax-equivalent net interest margin was 3.05% in the quarter ended June 30, 2006, down 27 basis points from 3.32% in the year ago period.

We expect the highly competitive deposit pricing in our markets, along with continued migration of savings and money market deposits to higher rate short-term time accounts will continue for the foreseeable future. These conditions, along with the flat yield curve, will continue to pressure our net interest margin in coming quarters.

Net interest income was $13.2 million for the six months ended June 30, 2006, a decrease of $341,000 or 2.5% compared with the six months ended June 30, 2005. Total interest income increased $4.4 million to $26.3 million in the second quarter of 2006 compared with $21.8 million in the second quarter of 2005. This increase was offset by an increase in interest expense of $4.8 million, to $13.1 million in the second quarter of 2006 compared with the year ago quarter.

An increase in average earning assets of $82.7 million for the six months ended June 30, 2006 compared with the year ago period partially offset the impact of a decrease in our net interest margin over this time period. As discussed in the analysis of the second quarter of 2006 compared with the second quarter of 2005, competitive deposit pricing pressures, higher short-term interest rates and the flat yield curve have resulted in our cost of funds increasing more than our asset yields. The tax-equivalent yield on earning assets increased 50 basis points in the six months ended June 30, 2006 compared with the same period in 2005. The average cost of interest-bearing liabilities increased 101 basis points in the same time period.

Average earning asset growth for the six months ended June 30, 2006 compared with the year ago period showed trends similar to those for the second quarter of 2006. Average leases and indirect loans increased $49.8 million and $48.1 million, respectively, in the six months ended June 30, 2006, while average commercial loans increased $4.6 million.

Average deposits increased $88.0 million in the six months ended June 30, 2006 compared with the same period in 2005, with trends similar to those discussed in the analysis of the second quarter of 2006 versus the prior year period. Average time accounts represented 46.3% of average deposits in the six months ended June 30, 2006, compared with 40.6% in the year ago period, while average savings and money market accounts decreased to 30.5% of average deposits, from 36.6% in the first half of 2005. Average demand deposits remained steady and were 23.2% of average deposits in the first half of 2006, compared with 23.3% in the same period in 2005.

Average borrowings decreased $12.4 million in the first half of 2006 compared with the year ago period, as we replaced higher cost borrowings with deposits.

Our tax-equivalent net interest margin was 3.04% in the six months ended June 30, 2006, down 35 basis points from 3.39% in the year ago period.

Average Balance Sheet and Non-interest Analysis

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

	For the three months ended June 30,

	2006			2005
(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate

Assets:
Interest earning assets:
Federal Funds Sold	$3,569	$54	6.05%	$1,853	$16	3.45%
Taxable Investment securities	184,505	1,978	4.29%	227,133	2,173	3.83%
Nontaxable Investment securities	72,437	1,139	6.29%	73,304	1,164	6.35%
Real Estate loans	189,762	2,875	6.06%	175,856	2,655	6.04%
Commercial loans	157,774	3,219	8.16%	152,763	2,506	6.56%
Nontaxable Commercial Loans	7,142	117	6.53%	7,038	105	5.94%
Taxable Leases (net of unearned discount)	54,740	940	6.87%	18,324	372	8.12%
Nontaxable leases (net of unearned discount)	21,056	258	4.89%	9,886	126	5.09%
Indirect loans	179,734	2,219	4.94%	136,038	1,571	4.62%
Consumer loans	67,269	1,281	7.62%	64,152	1,015	6.33%

Total Interest-earning Assets	$937,988	$14,080	6.00%	$866,347	$11,703	5.40%

Non-interest earning assets:
Other Assets	60,261			64,832
Less: Allowance for Loan Losses	(5,114)			(4,966)
Net unrealized losses on available-for-sale portfolio	(4,165)			(583)

Total Assets	$988,970			$925,630

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Demand Deposits	$83,021	$118	0.57%	$77,224	$54	0.28%
Savings and MMDA Deposits	229,393	1,337	2.33%	257,172	1,12	1.75%
Time Deposits	361,379	3,758	4.16%	278,312	1,973	2.84%
Short-term Borrowings	40,149	488	4.86%	73,404	556	3.03%
Long-term Borrowings	102,089	1,224	4.80%	85,310	809	3.79%

Total Interest-Bearing Liabilities	816,031	6,925	3.39%	771,422	4,515	2.34%

Non-interest bearing liabilities:
Demand Deposits	93,507			76,125
Other liabilities	9,646			9,128
Total liabilities	919,184			856,675
Shareholders’ equity	69,786			68,955

Total liabilities and shareholders’ equity	$988,970			$925,630

Net interest income (FTE)		$7,155			$7,188

Net interest margin			3.05%			3.32%
Net interest rate spread			2.61%			3.07%
Federal tax exemption on non-taxable investment securities included in interest income		$515			$474

	For the six months ended June 30,

	2006			2005
(Dollars in thousands)	Average Balance	Interest Earned /Paid	Yield Rate	Average Balance	Interest Earned /Paid	Yield Rate

Assets:
Interest earning assets:
Federal Funds Sold	$4,358	$116	5.32%	$3,729	$47	2.52%
Taxable Investment Securities	189,105	3,890	4.11%	226,721	4,255	3.75%
Nontaxable Investment Securities	72,731	2,271	6.25%	72,269	2,297	6.36%
Real Estate Loans	188,241	5,674	6.03%	175,714	5,302	6.03%
Commercial Loans	155,834	6,051	7.77%	151,197	4,959	6.56%
Nontaxable Commercial Loans	6,749	224	6.65%	6,942	189	5.46%
Taxable Leases (net of unearned discount)	50,916	1,707	6.71%	15,238	619	8.12%
Nontaxable leases (net of unearned discount)	20,302	502	4.94%	6,143	171	5.57%
Indirect Loans	176,569	4,324	4.90%	128,537	2,952	4.59%
Consumer Loans	68,037	2,534	7.45%	63,608	1,956	6.15%

Total Interest-earning Assets	$932,842	$27,293	5.85%	$850,098	$22,748	5.35%

Non-interest earning assets:
Other Assets	60,509			62,063
Less: Allowance for Loan Losses	(5,056)			(5,190)
Net unrealized losses on available-for-sale portfolio	(3,283)			621

Total Assets	$985,012			$907,592

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Demand Deposits	$84,451	$201	0.48%	$80,502	$114	0.28%
Savings and MMDA Deposits	231,781	2,587	2.23%	245,579	1,924	1.57%
Time Deposits	351,711	6,927	3.94%	270,106	3,741	2.77%
Short-term Borrowings	39,299	904	4.60%	70,126	966	2.76%
Long-term Borrowings	105,984	2,480	4.68%	87,595	1,583	3.61%

Total Interest-Bearing Liabilities	$813,226	$13,099	3.22%	$753,908	$8,328	2.21%

Non-interest bearing liabilities:
Demand Deposits	91,990			75,780
Other liabilities	9,713			8,881

Total liabilities	914,929			838,569
Shareholders’ equity	70,083			69,023

Total liabilities and shareholders’ equity	$985,012			$907,592

Net interest income (FTE)		$14,194			$14,420

Net interest margin			3.04%			3.39%
Net interest rate spread			2.64%			3.15%
Federal tax exemption on non-taxable investment securities included in interest income		$1,019			$904

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

(Dollars in thousands)	For the three months ended June 30, 2006 compared to June 30, 2005			For the six months ended June 30, 2006 compared to June 30, 2005

	Increase (Decrease) Due To			Increase/(Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change

Federal funds sold	$20	$18	$38	$12	$57	$69
Taxable investment securities	(432)	237	(195)	(740)	375	(365)
Non-taxable investment securities	(14)	(11)	(25)	15	(41)	(26)
Real estate loans	210	10	220	377	(5)	372
Commercial loans	92	621	713	166	926	1,092
Non-taxable commercial loans	2	10	12	(6)	41	35
Taxable leases (net of unearned discount)	682	(114)	568	1,323	(235)	1,088
Non-taxable leases (net of unearned discount)	140	(8)	132	373	(42)	331
Indirect loans	522	126	648	1,140	232	1,372
Consumer loans	54	212	266	150	428	578
Total interest-earning assets	$1,276	$1,101	$2,377	$2,810	$1,736	$4,546

Interest-bearing demand deposits	6	58	64	8	79	87
Savings deposits	(8)	8	—	(18)	12	(6)
MMDA deposits	(139)	353	214	(81)	750	669
Time deposits	726	1,059	1,785	1,369	1,817	3,186
Short-term borrowings	(328)	260	(68)	(567)	505	(62)
Long-term borrowings	180	235	415	381	516	897
Junior subordinated obligations issued to unconsolidated subsidiary trusts
Total interest-bearing liabilities	$437	$1,973	$2,410	$1,092	$3,679	$4,771

Net interest income (FTE)	$839	$(872)	$(33)	$1,718	$(1,943)	$(225)

Analysis of Asset Quality and the Provision and Allowance for Loan and Lease Losses

We establish provisions for loan and lease losses, which are charged or credited to operations, in order to maintain the allowance for loan and lease losses at a level management considers necessary to absorb probable credit losses in the current loan and lease portfolio. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events occur. Management assesses the allowance for loan and lease losses on a quarterly basis and makes provisions for loan and lease losses in order to adjust the allowance, when necessary.

Nonperforming assets decreased $1.5 million in the second quarter of 2006, and were $848,000 or 0.09% of total assets, compared with $2.3 million or 0.23% at March 31, 2006 and $1.6 million or 0.17% at December 31, 2005. The payoffs of two nonperforming commercial relationships totaling $756,000 played a large part in the decrease in nonperforming assets during the second quarter.

The provision for loan and lease losses was $417,000 in the second quarter of 2006, compared with $385,000 in the year-ago quarter. Net charge-offs were $293,000 in the three months ended June 30, 2006, compared with $73,000 in the year-ago quarter, the increase resulting primarily from the disposition of one commercial relationship in the second quarter of 2006. The allowance for loan and lease losses was $5.2 million at June 30, 2006, compared with $5.0 million at December 31, 2005. The ratio of the allowance for loan and lease losses to nonperforming loans and leases was 623.9% at June 30, 2006, compared with 304.7% at December 31, 2005, reflecting the decrease in nonperforming loans and leases during this period.

The provision for loan and lease losses was $1.4 million for the six months ended June 30, 2006, compared with a recovery of loan and lease provisions of $159,000 in the same period in 2005. In the first quarter of 2006, the company recorded net chargeoffs of $914,000, primarily as a result of losses incurred with one energy-reliant commercial customer that was negatively impacted by the dramatic increase in energy costs. The recovery of loan and lease provisions in the six months ended June 30, 2005 resulted primarily from recoveries of previously charged-off loans exceeding chargeoffs during the period, and to overall strong asset quality.

The Bank utilizes the FICO credit score as one measurement in its evaluation of the quality of residential real estate, indirect auto and consumer loans that it originates. During the six months ended June 30, 2006, approximately 90% of loans originated in these categories had FICO scores in the Bank’s premium or level A categories (>678). The rate is comparable with the first six months 2005 rate.

The following tables present a summary of non-performing assets for the periods indicated and a summary of the changes in the allowance for loan and lease losses arising from loans and leases charged off and recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense for the periods indicated.

	June 30, 2006	March 31, 2006	December 31, 2005

	(In thousands)
Non-accruing Loans and Leases
Residential real estate loans	$10	$11	$11
Commercial loans	345	1,094	1,104
Leases	99	251	—
Indirect loans	76	101	74
Other consumer loans	55	157	169

Total non-accruing loans andlLeases	585	1,614	1,358
Accruing loans and leases delinquent 90 days or more	244	654	270

Total Non-performing loans and leases	829	2,268	1,628
Other real estate and repossessed assets	19	68	6
Total Non-performing Assets	$848	$2,336	$1,634

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Allowance for loan and lease losses, beginning of period	$5,046	$4,829	$4,960	$5,267

Loans and leases charged-off	(441)	(203)	(1,511)	(351)
Recoveries of loans and leases previously charged-off	148	130	304	384

Net Loans and Leases (Charged-off) Recovered	(293)	(73)	(1,207)	33

Provision for Loan and Lease Losses	417	385	1,417	(159)

Allowance for loan and lease losses, end of period	$5,170	$5,141	$5,170	$5,141

The following table presents certain asset quality ratios for the periods indicated:

	For three months ended June 30,		For six months ended June 30,

	2006	2005	2006	2005

Net loans and leases charged-off (recovered) to average loans and leases, annualized	0.17%	0.05%	0.36%	(0.01)%
Provision for loan and lease losses to average loans and leases, annualized	0.25%	0.28%	0.43%	(0.06)%
Allowance for loan and lease losses to period-end loans and leases	0.76%	0.89%	0.76%	0.89%
Allowance for loan and lease losses to non-performing loans and leases	623.88%	327.09%	623.88%	327.09%
Non-performing loans and leases to period-end loans and leases	0.12%	0.27%	0.12%	0.27%
Non-performing assets to period-end assets	0.09%	0.17%	0.09%	0.17%

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated, dollars in thousands:

	Three months ended June 30,				Six months ended June 30,

	2006	2005	Change		2006	2005	Change

Trust & brokerage income	$2,232	$2,136	$96	4.49%	$4,480	$3,355	$1,125	33.53%
Service charges on deposit accounts	980	694	286	41.21%	1,937	1,351	586	43.38%
Bank-owned life insurance	100	101	(1)	-0.99%	198	199	(1)	-0.50%
Gain on the sale of loans	33	68	(35)	-51.47%	46	111	(65)	-58.56%
Card-related fees	287	229	58	25.33%	558	435	123	28.28%
Rental income from operating leases	203	230	(27)	-11.74%	416	772	(356)	-46.11%
Other non-interest income	204	142	62	43.66%	429	331	98	29.61%
Investment securities losses	—	(22)	22	0.00%	—	(22)	22	-100.00%
Gain on disposal of assets	2	5	(3)	-60.00%	8	—	8	100.00%

Total non-interest income	$4,041	$3,583	$458	12.78%	$8,072	$6,532	$1,540	23.58%

Growth in non-interest income for the three months and six months ended June 30, 2006 compared with the year-ago periods resulted primarily from increases in trust revenue, service charges on deposit accounts and card-related fees. The increase in trust revenue for the three months ended June 30, 2006 compared with the year-ago period reflects growth in assets under management due primarily to changes in market values. The 33.5% increase in trust revenue for the six months ended June 30, 2006 compared with the same period in 2005 reflects the impact of our February 2005 acquisition of $560 million of trust assets under management from HSBC Bank, USA, N.A. Average trust assets under management for the three months and six months ended June 30, 2006 totaled $875.7 million and $874.1 million, respectively, compared with $835.6 million and $746.7 million, respectively in the prior year periods.

Service charges on deposit accounts increased in both the three months and six months ended June 30, 2006 compared with the prior year periods primarily from an increase in the fee we charge for overdrafts to an amount that reflects current market conditions. Also contributing to the increase in service charges is growth in our customer base over the past year. A decline in the volume of mortgage loans sold to the secondary market, on which servicing is retained, resulted in a lower gain on the sale of loans in the current quarter and year-to-date periods. Card-related fees increased in both the three months and six months ended June 30, 2006 due primarily to an increase in customer debit card utilization. Rental income from leases decreased in the quarterly and semi-annual periods ended June 30, 2006 compared with the year ago periods due to the declining balances in our operating leases. We ceased originating operating leases in early 2004, and as a result, rental income will continue to decline in the second half of 2006, during which time substantially all of the remaining rental income from these leases will be recognized. Non-interest income (excluding gains and losses on sales of securities and disposal of assets) comprised 37.8% and 38.0%, respectively, of revenue in the three months and six months ended June 30, 2006 compared with 34.9% and 32.7%, respectively, in the year-ago periods.

Operating Expenses

The following table sets forth certain information on operating expenses for the periods indicated, dollars in thousands:

	For three months ended June 30,				For six months ended June 30,

	2006	2005	Change		2006	2005	Change

Salaries, wages and employee benefits	$3,902	$4,266	$(364)	-8.53%	$7,819	$8,177	$(358)	-4.38%
Building, occupancy, and equipment	1,545	1,324	221	16.69%	3,033	3,046	(13)	-0.43%
Communication expense	126	158	(32)	-20.25%	261	321	(60)	-18.69%
Stationery and supplies	104	101	3	2.97%	211	219	(8)	-3.65%
Marketing	153	152	1	0.66%	514	335	179	53.43%
Amortization of intangible assets	126	124	2	1.61%	252	166	86	51.81%
Professional fees	125	69	56	81.16%	426	104	322	309.62%
Other operating expenses	1,642	1,439	203	14.11%	3,030	2,880	150	5.21%

Total operating expenses	$7,723	$7,633	$90	1.18%	$15,546	$15,248	$298	1.95%

Non-interest expenses were $7.7 million in the quarter ended June 30, 2006, which was an increase of $90,000 or 1.2% compared to $7.6 million in the second quarter of 2005.

Salaries and benefits decreased $364,000 or 8.5% in the second quarter of 2006 compared with the year-ago quarter, primarily due to efficiencies gained through the implementation of a new staffing model in the first quarter of 2006 and to a $110,000 decrease in benefits expense related to fluctuations in medical claims. Total full-time equivalent employees were 260 at June 30, 2006, compared with 305 at June 30, 2005.

Occupancy and equipment expense increased $221,000 or 16.7% due to a $94,000 increase in depreciation on assets under operating leases resulting from lower estimates of the assets residual values. The remaining book value of assets under operating leases was $606,000 at June 30, 2006, which will be substantially depreciated by December 31, 2006. Also contributing to the increase in occupancy and equipment is the timing of branch maintenance and improvement projects and the added cost of operating a new branch that opened in the third quarter of 2005.

Professional fees increased $56,000 or 81.2% in the second quarter of 2006 compared with the same period in 2005 due primarily to a number of projects requiring outside professional assistance.

Other operating expense increased $203,000 or 14.1% in the second quarter of 2006 compared to 2005 due primarily to higher legal expenses associated with the development of new lease business initiatives during the quarter. Also contributing to the increase were premium increases on the Bank’s various commercial liability insurance policies.

Non-interest expenses were $15.5 million for the six months ended June 30, 2006, which was an increase of $298,000 or 2.0% compared with the year-ago period.

Salaries and benefits decreased $358,000 for the six months ended June 30, 2006 compared with the same period in 2005, due primarily to efficiencies gained through the staffing model discussed above.

Building, occupancy and equipment decreased $13,000 for the six months ended June 30, 2006, compared with the year-ago period due to the variance for the second quarter discussed above being offset by a $310,000 decline in depreciation expense on leased assets in the first quarter of 2006 compared with the first quarter of 2005 that was due primarily to fewer operating leases outstanding in the 2006 first quarter and an impairment charge recorded in the 2005 first quarter.

Marketing expense increased $179,000 or 53.4% in the first half of 2006 compared with the same period in 2005, due primarily to the timing of marketing campaigns in the first quarter of 2006 that promoted products earlier in the year during 2006 than in 2005.

Amortization of intangible asset expense increased $86,000 or 51.2% in the first half of 2006 compared with the same period in 2005, reflecting the full year impact in 2006 of amortization of the intangible asset created in connection with the purchase of the trust business in February 2005 as discussed previously in this Form 10-Q.

The increase in professional fees of $322,000 or 309.6% in the first six months of 2006 compared with the year-ago period primarily reflects the final costs associated with the completion of the Bank’s earnings improvement initiative, which was commenced in the fourth quarter of 2005 and resulted in increased fee income and lower salaries and benefits expense as discussed previously in this Form 10-Q.

Income taxes

The Company’s effective tax rate was 20.4% for the six months ended June 30, 2006, below the rate of 24.1% reported for the six months ended June 30, 2005. The lower tax rate in the current year period was attributable to an increase in tax-exempt income as a percentage of total income. The difference from the statutory rate is driven substantially by tax-exempt income.

ANALYSIS OF FINANCIAL CONDITION

Total assets increased $10.1 million to $990.5 million at June 30, 2006 compared to $980.4 million. Total loans and leases increased $30.3 million in the first half of 2006, while securities available-for-sale decreased $20.8 million.

Leases (net of unearned income) increased $18.8 million or 28.8% in the first six months of 2006, with nearly three-quarters of the growth occurring in the second quarter of 2006 as a result of the business development initiatives undertaken during this time period. Leases totaled $83.9 million and represented 12.3% of total loans and leases at June 30, 2006, compared with $70.1 million or 10.5% of total loans and leases at December 31, 2006. We expect leases to become an increasingly larger portion of our total loan and lease portfolio over the remainder of 2006 as growth in this portfolio is expected to exceed that of our other portfolios.

Indirect loans increased $10.0 million or 5.5% in the first half of 2006, with nearly two-thirds of the growth occurring in the second quarter. Indirect loans totaled $182.1 million and were 26.6% of total loans and leases at June 30, 2006, compared with $172.1 million or 26.3% of total loans and leases at December 31, 2005. Highly competitive pricing in our market along with generally higher market interest rates and the flat yield curve has reduced the profitability of indirect lending. As a result, we increased our indirect loan rates during the second quarter of 2006 with the intent of slowing the rate of growth in this portfolio for the foreseeable future.

The increase in loans during the first six months of 2006 was funded primarily from deposit growth of $32.4 million during the period.

Securities available-for-sale decreased $20.8 million due primarily to maturities and amortization of securities, and to a $2.7 million increase in unrealized losses on the securities due to higher market interest rates. Cash flows from the securities portfolio were used to pay down borrowings that matured during the period.

The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated, dollars in thousands:

	June 30, 2006	Percent	December 31, 2005	Percent

Commercial loans	$160,803	23.5%	$162,350	24.8%
Residential Real Estate loans	191,838	28.0%	186,550	28.5%
Leases (net of unearned income)	83,941	12.3%	65,172	10.0%
Indirect Loans	182,096	26.6%	172,113	26.3%
Other Consumer Loans	65,724	9.6%	67,901	10.4%

Total Loans & Leases	$684,402	100.0%	$654,086	100.0%
(Less)
Allowance for Loan & Lease Losses	(5,170)		(4,960)
Net Loans and Leases	$679,232		$649,126

The following table sets forth the amortized cost and fair value for the Company’s available-for-sale investment securities portfolio, dollars in thousands:

	June 30, 2006		December 31, 2005

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Treasury obligations	$6,704	$5,885	$6,574	$6,105
U.S. Government sponsored corporations	63,798	62,171	66,456	65,302
Mortgage-backed securities	98,492	94,984	111,968	109,477
Obligations of states and political subdivisions	71,561	71,809	73,610	74,908
Federal Home Loan Bank and Federal Reserve Bank stock	5,433	5,433	6,508	6,508
Other equity securities	5,132	5,377	5,132	5,194

Total	$251,120	$245,659	$270,248	$267,494
Net unrealized loss on available-for-sale securities	(5,461)		(2,754)
Total Carrying Value	$245,659		$267,494

For the six months ended June 30, 2006, total deposits were $771.5 million, an increase of $32.4 million, or 4.4% from December 31, 2005. Increases in the time deposit and checking account categories offset decreases in money market and savings accounts.

Time deposits increased $35.0 million or 10.5% in the first six months of 2006, with the growth occurring primarily in the retail category as consumers continue to favor higher rate short-term time deposits over money market and savings accounts. Offsetting some of the increase was a slight decline in commercial time deposits of $3.7 million from year-end 2005 and municipal time deposits were virtually unchanged from December 31, 2005. Time deposits as a percentage of total deposits increased to 47.9% at June 30, 2006, up from 45.2% at year-end 2005. We expect migration of retail money market and savings accounts into short-term time accounts will continue in the current interest rate and competitive environments, with the resulting higher cost of funds further pressuring our net interest margin.

Total checking deposits increased $14.4 million or 8.4% during the first half of 2006 and total $186.8 million at June 30, 2006 compared to $172.4 million at the end of 2005. Growth occurred across all lines of business, but was primarily in the commercial category. Commercial demand balances increased $9.5 million or $12.3% over the first six months of the year as a result of commercial business initiatives undertaken to leverage commercial lending relationships, with the efforts being enhanced by our expanded market presence. Municipal checking balances grew by $3.7 million and retail demand balances increased by $1.3 million over the first six months of the year. Total checking deposits were 24.3% of total deposits at June 30, 2006, up from 23.4% at December 31, 2005.

Partially offsetting the growth in time and checking account balances was a decline in money market balances during the first half of 2006. Total money market balances at June 30, 2006, totaled $160.2 million, down $16.7 million or 9.4% from year-end levels. The declines were in the retail and municipal categories which decreased $9.2 million and $7.6 million, respectively. Retail consumers continued to migrate away from this variable rate product to higher rate time deposits, while the decline in municipal money market balances was the result of normal seasonal balances fluctuations. Money market accounts as a percentage of total deposits were 20.7% at June 30, 2006, down from 23.9% of total deposits at December 31, 2006.

Borrowings declined $20.3 million, or 13.5%, during the first six months of 2006, and were funded primarily from cash flows from our investment portfolio.

The following table sets forth the composition of the Bank’s deposits by business line at the dates indicated:

	June 30, 2006					December 31, 2005

	Retail	Commercial	Municipal	Total	Percent	Retail	Commercial	Municipal	Total	Percent

Non-interest checking	$17,773	$75,174	$4,702	$97,649	12.7%	$18,217	$68,674	$4,992	$91,883	12.4%
Interest checking	61,896	11,619	15,652	89,167	11.6%	60,150	8,661	11,725	80,536	10.9%

Total checking	79,669	86,793	20,354	186,816	24.3%	78,367	77,335	16,717	172,419	23.4%

Savings	48,531	4,394	1,917	54,842	7.1%	49,501	3,979	1,734	55,214	7.5%
Money Market	71,616	30,023	58,578	160,217	20.7%	80,870	29,809	66,215	176,894	23.9%
Time Deposits	298,740	18,777	52,096	369,613	47.9%	260,247	22,462	51,882	334,591	45.2%

Total Deposits	$498,556	$139,987	$132,945	$771,488	100.0%	$468,985	$133,585	$136,548	$739,118	100.0%

Liquidity

The Company’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, to take advantage of market interest rate opportunities, and to pay dividends to the company. Funding loan and lease requests, providing for liability outflows, and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee (“ALCO”) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of June 30, 2006, that liquidity as measured by the Bank is in compliance with its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the six months ended June 30, 2006, cash and cash equivalents increased by $900,000, as net cash provided by operating, and deposit and financing activities of $14.2 million exceeded the cash used by lending and investing activities of $13.2 million. Net cash provided by deposit and financing activities primarily reflects a net increase in deposits of $32.4 million and a net decrease in borrowings of $20.3 million. Net cash from operating activities was primarily provided by net income in the amount of $2.0 million. Net cash used in lending and investing activities reflects a net increase in loans and leases of $31.5 million and a net decrease in investment securities of $19.2 million.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of June 30, 2006, the Bank’s credit limit with the FHLB was $152.9 million. The total of the Bank’s outstanding borrowings from the FHLB on that date was $90.0 million.

Capital Resources

During the six months ended June 30, 2006, shareholders’ equity increased $130,000 to $69.7 million, while book value per share increased from $19.52 to $19.55. Shareholders’ equity was positively impacted during the first six months of the year by net income of $3.4 million, partially offset by dividends of $1.6 million, and by a $489,000 increase related to stock-based compensation. Shareholders’ equity was reduced as a result of an increase in the unrealized loss on available for sale securities (net of taxes) of $1.7 million, and by $496,000 in connection with the repurchase of shares of Company stock.

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

As of December 31, 2005, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. Management believes that, as of June 30, 2006, the Company and its subsidiary Bank met all capital adequacy requirements to which they were subject.

The following table compares the Company’s actual capital amounts and ratios with those needed to qualify for the “well capitalized” category, which is the highest capital category as defined in the regulations.

(Dollars in thousands)
	Actual		To be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio

As of June 30, 2006
Total Capital (to Risk-Weighted Assets)	$79,162	11.64%	$68,006	≥10.00%
Tier I Capital (to Risk-Weighted Assets)	73,791	10.85%	40,804	≥6.00%
Tier I Capital (to Average Assets)	73,791	7.50%	49,217	≥5.00%
As of December 31, 2005
Total Capital (to Risk-Weighted Assets)	$76,766	11.72%	$52,407	≥10.00%
Tier I Capital (to Risk-Weighted Assets)	71,604	10.93%	26,204	≥6.00%
Tier I Capital (to Average Assets)	71,604	7.42%	38,597	≥5.00%

Application of Critical Accounting Estimates

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

Other Information

On June 19, 2006 the Company filed a form S-4 registration statement in connection with its previously announced acquisition of Bridge Street Financial, Inc. On July 26, 2006 the registration statement was declared effective by the SEC. The merger, which is subject to the approval of the OCC and the FRB, and both companies’ shareholders, is expected to close early in the fourth quarter of 2006. The OCC has granted conditional approval of the merger, and the FRB has granted the waiver we requested. Both companies have scheduled special meetings of their shareholders for September 20, 2006 to vote on the proposed merger.

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

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

This Interpretation is effective for the Company as of January 1, 2007. The impact of this interpretation on the Company has not yet been determined.

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

Earnings Simulation Modeling

Net interest income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening of the yield curve would result in increased earnings as investment margins widen. The model requires management to make assumptions about how the Bank’s balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Bank’s own loans. Non-contractual deposit growth rates and pricing are modeled on historical patterns. Interest rates of the various assets and liabilities on the balance sheet are assumed to change proportionally, based on their historic relationship to short-term rates. The Bank’s guidelines for risk management call for preventative measures to be taken if the simulation modeling demonstrates that an instantaneous 2% increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 15% when compared to the stable rate scenario. At June 30, 2006, based on the results of the Bank’s simulation model, and assuming that management does not take action to alter the outcome, the Bank would expect net interest income to decline 6.27% if short term interest rates increase by 2%, and to increase 4.44% if short term interest rates decrease by 2%.

Net Present Value Estimation

The Net Present Value of Equity (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of the asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The Bank’s NPV analysis models both an instantaneous 2% increasing and 2% decreasing interest rate scenario comparing the NPV in each scenario to the NPV in the current rate scenario. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. The NPV measure assumes a static balance sheet versus the growth assumptions that are incorporated into the earnings simulation measure, and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation model. As with earnings simulation modeling, assumptions about the timing and the variability of balance sheet cash flows are critical in NPV analysis. Particularly important are assumptions driving mortgage prepayments in both the loan and investment portfolios, and changes in the noncontractual deposit portfolios. These assumptions are applied consistently in both models. Based on the June 30, 2006 NPV estimation, a 2% instantaneous increase in interest rates was estimated to decrease NPV by 2.62%. NPV was estimated to decline by 2.99% if rates immediately declined by 2%. Policy guidelines limit the amount of the estimated increase/decline to 25% in a 2% rate change scenario.

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2006, an evaluation was performed under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2006 were effective.

There has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

                    Not applicable.

Item 1A Risk Factors

In addition to the risk factors set forth in our Report on Form 10-K for the fiscal year ended December 31, 2005, the following risk factors should be considered:

•	We may fail to realize the anticipated benefits of the proposed merger with Bridge Street Financial, Inc.

•	Changes in key management personnel may adversely impact our operations

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)

The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)

4/1/06 – 4/30/06	—	—	—	126,312

5/1/06 – 5/31/06	—	—	—	126,312

6/1/06 – 6/30/06	—	—	—	126,312

Total	—	—	—

(1) On September 28, 2005 the Company announced that its Board of Directors had authorized the repurchase of up to 5% of the Company’s outstanding common stock, or approximately 180,000 shares, over a 12-month period commencing on October 1, 2005.

Item 3. Defaults Upon Senior Securities

                    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 9, 2006 (the “Meeting”).

At the Meeting, each of the following persons was elected as a Class II Director whose term will expire at the 2009 Annual Meeting of Shareholders:

VOTES	FOR	WITHHELD	NON-VOTES

DONALD H.DEW	2,872,292	29,180	664,273

CHARLES E. SHAFER	2,814,473	86,999	664,273

CHARLES H. SPAULDING	2,839,530	61,942	664,273

At the Meeting, the following person was elected as a Class I Director whose term will expire at the 2008 Annual Meeting of Shareholders:

VOTES	FOR	WITHHELD	NON-VOTES

JOHN M. ENDRIES	2,860,260	41,212	664,273

Item 5. Other Information

                    Not applicable

Item 6. Exhibits

                    Exhibits required by Item 601 of Regulation S-K:

Ex. No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Amended and Restated Bylaws of the Company(2)

10.1	Agreement and Plan of Merger by and between Alliance Financial Corporation and Bridge Street Financial, Inc. dated April 23, 2006(3)

10.2	Offer of Employment dated May 1, 2006 by and between the Company and J. Daniel Mohr(4)

10.3	Change of Control Agreement dated May 3, 2006 by and between the Company and J. Daniel Mohr (5)

10.4	Restricted Stock Agreement dated May 5, 2006 by and between the Company and J. Daniel Mohr(6)

31.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)

31.2	Certification of J. Daniel Mohr, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)

32.1

Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)

32.2	Certification of J. Daniel Mohr, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)

(1)

Incorporated herein by reference to the exhibit with the same number to the Registration Statement on Form S-4 (Registration No. 333-62623) of the Company filed with the Securities and Exchange Commission on August 31, 1998.

(2)	Incorporated herein by reference to exhibit number 3-2 to the Current Report on Form 8-K of the Company (File No. 0-15366) filed with the Commission on September 3, 2004.

(3)	Incorporated herein by reference to exhibit 10.1 to the Current Report on Form 8-K of the Company (File No. 0-15366) filed with the Commission on April 24, 2006.

(4)	Incorporated herein by reference to exhibit 10.1 to the Current Report on Form 8-K of the Company (File No. 0-15366) filed with the Commission on May 5, 2006.

(5)	Incorporated herein by reference to exhibit 10.2 to the Current Report on Form 8-K of the Company (File No. 0-15366) filed with the Commission on May 5, 2006.

(6)	Incorporated herein by reference to exhibit 10.3 to the Current Report on Form 8-K of the Company (File No. 0-15366) filed with the Commission on May 5, 2006.

(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE FINANCIAL CORPORATION

DATE: August 9, 2006	/s/ Jack H. Webb

Jack H. Webb, Chairman of the Board, President and Chief Executive Officer

DATE: August 9, 2006	/s/ J. Daniel Mohr

J. Daniel Mohr, Treasurer and Chief Financial Officer