Form 10-Q
period 2006-09-30
ALLIANCE FINANCIAL CORP /NY/
filed 2006-11-08
CIK 796317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to _______________________

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

The number of shares outstanding of the Registrant’s common stock on October 30, 2006: Common Stock, $1.00 Par Value – 4,944,445 shares.

Alliance Financial Corporation and subsidiary
Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30, 2006	December 31, 2005

Assets
Cash and due from banks	$30,341	$17,972
Federal funds sold	—	4,906

Total cash and cash equivalents	30,341	22,878

Securities available-for-sale	239,514	261,368
Federal Home Loan Bank of New York (“FHLB”) stock	5,407	6,126
Loans and leases	745,188	664,955
Unearned income	(19,274)	(10,869)
Loans and leases, net of unearned income	725,914	654,086
Allowance for loan and lease losses	(5,402)	(4,960)

Net loans and leases	720,512	649,126

Bank premises, furniture, and equipment, net	12,398	13,032
Accrued interest receivable	4,280	3,915
Intangible asset, net	9,293	9,671
Other assets	15,861	14,305

Total assets	$1,037,606	$980,421

Liabilities
Non-interest-bearing deposits	$98,781	$91,883
Interest-bearing deposits	683,777	647,235

Total deposits	782,558	739,118
Borrowings	144,606	150,429
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	10,310
Accrued interest payable	2,282	2,261
Other liabilities	8,892	8,732

Total liabilities	$964,112	$910,850

Shareholders’ equity
Preferred stock (par value $1.00) 1,000,000 shares authorized, none issued.	—	—
Common stock (par value $1.00) 10,000,000 shares authorized, 4,012,410 and 3,978,601 shares issued; and 3,583,454 and 3,565,012 shares outstanding, respectively issued;	4,012	3,979
Surplus	10,953	11,185
Unamortized value of restricted stock	—	(1,453)
Undivided profits	69,630	66,740
Accumulated other comprehensive income	(1,425)	(1,700)
Treasury stock, at cost; 428,956 and 413,589 shares, respectively	(9,676)	( (9,180)

Total shareholders’ equity	73,494	69,571

Total liabilities & shareholders’ equity	$1,037,606	$980,421

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and subsidiary Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Interest income:
Loans and leases, including fees	$11,498	$9,211	$32,267	$25,237
Investment securities	2,564	2,724	7,952	8,495
Federal funds sold	4	62	121	109

Total interest income	14,066	11,997	40,340	33,841

Interest expense:
Deposits	5,600	3,632	15,315	9,411
Borrowings	1,756	1,464	4,744	3721
Junior subordinated obligations issued to unconsolidated subsidiary trusts	248	169	644	461

Total interest expense	7,604	5,265	20,703	13,593

Net interest income	6,462	6,732	19,637	20,248

Provision for loan and lease losses	550	125	1,967	(34)

Net interest income after provision for loan and lease losses	5,912	6,607	17,670	20,282

Trust & brokerage income	2,157	2,262	6,637	5,617
Service charges on deposit accounts	1,001	693	2,938	2,044
Bank-owned life insurance	102	102	300	301
Gain on the sale of loans	24	16	70	127
Card-related fees	293	234	851	670
Rental income from operating leases	185	212	601	984
Loss on securities available-for-sale	—	—	—	(22)
Other non-interest income	408	205	845	536

Total non-interest income	4,170	3,724	12,242	10,257

Total operating income	10,082	10,331	29,912	30,539

Salaries and employee benefits	3,903	4,331	11,722	12,508
Building, occupancy, and equipment	1,495	1,295	4,528	4,341
Communication expense	146	154	407	475
Stationery and supplies expense	125	131	336	350
Marketing expense	124	202	638	537
Amortization of intangible asset	126	126	378	292
Professional fees	697	557	2,083	1,568
Other operating expenses	1,072	938	3,142	2,912

Total non-interest expense	7,688	7,734	23,234	22,983

Income before income tax expense	2,394	2,597	6,678	7,556

Income tax expense	575	615	1,447	1,812

Net income	$1,819	$1,982	$5,231	$5,744

Net Income per common share – basic	$0.52	$0.55	$1.50	$1.60
Net Income per common share – diluted	$0.51	$0.54	$1.47	$1.57

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and subsidiary Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited) (Dollars in thousands)

	Issued and Outstanding Common Shares	Common Stock	Surplus	Unamortized Value of Restricted Stock	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2004	3,571,872	$3,947	$10,298	$(1,047)	$62,235	$1,418	$(7,955)	$68,896
Comprehensive income
Net Income	—	—	—	—	5,744	—	—	5,744
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available for sale securities, net of reclassification adjustment (net of tax)	—	—	—	—	—	(1,474)	—	(1,474)

Comprehensive income								4,270
Issuance of restricted stock	24,500	24	754	(778)	—	—	—	—
Forfeiture of restricted stock	(3,432)	(3)	(103)	98	—	—	—	8
Amortization of restricted stock	—	—	—	205	—	—	—	205
Tax benefit of restricted stock plan	—	—	—	—	11	—	—	11
Stock options exercised	4,818	5	108	—	—	—	—	113
Tax benefit of stock-based compensation	—	—	—	—	—	—	—	—
Cash dividend, $.63 per share	—	—	—	—	(2,266)	—	—	(2,266)

Balance at September 30, 2005	3,597,758	$3,973	$11,057	$(1,522)	$65,724	$(56)	$(7,955)	$71,221

Balance at December 31, 2005	3,565,012	$3,979	$11,185	$(1,453)	$66,740	$(1,700)	$(9,180)	$69,571
Comprehensive income
Net Income	—	—	—	—	5,231	—	—	5,231
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	—	349	—	349
Change in minimum pension liability						(74)		(74)

Comprehensive income								5,506
Issuance of restricted stock	24,000	24	712	(736)	—	—	—	—
Forfeiture of restricted stock	(16,495)	(17)	(490)	432	—	—	—	(75)
Amortization of restricted stock	—	—	—	252	—	—	—	252
Tax benefit of restricted stock plan	—	—	—	—	16	—	—	16
Stock options exercised	26,304	26	565	—	—	—	—	591
Tax benefit of stock-based compensation	—	—	486	—	—	—	—	486
Cash dividend, $.66 per share	—	—	—	—	(2,357)	—	—	(2,357)
Treasury stock purchased	(15,367)	—	—	—	—	—	(496)	(496)
Reclassification of unearned restricted stock awards to surplus in accordance with SFAS No. 123R (68,375 shares)	—	—	(1,505)	1,505	—	—	—	—

Balance at September 30, 2006	3,583,454	$4,012	$10,953	—	$69,630	$(1,425)	$(9,676)	$73,494

Alliance Financial Corporation and Subsidiary Condensed Consolidated Statements of Cash Flow (Unaudited)

(In thousands)

	Nine months ended September 30,
	2006	2005

Net cash provided by operating activities	$7,582	$8,709

Lending and investing activities:
Proceeds from maturities, redemptions, calls and principal repayments of securities available-for-sale	45,364	77,491
Proceeds from maturities, redemptions, calls and principal repayments of securities held-to-maturity	—	7,742
Purchase of securities available-for-sale	(22,762)	(43,141)
Purchase of securities held-to-maturity	—	(9,931)
Proceeds from sales of securities available-for-sale	—	2,928
Purchases of FHLB stock	(8,299)	(8,569)
Redemptions of FHLB stock	9,019	9,255
Net increase in loans and leases	(73,353)	(107,893)
Purchase of premises and equipment	(1,808)	(915)
Acquisition purchases	—	(10,089)
Proceeds from the sale of premises and equipment	364	107

Net cash used in lending and investing activities	(51,475)	(83,015)

Deposit and financing activities:
Net increase in deposits	43,440	121,103
Net decrease in borrowings	(5,823)	(38,050)
Net increase in junior subordinated obligations issued to unconsolidated subsidiary trusts	15,464	—
Cash dividends	(2,322)	(2,260)
Purchase of treasury stock	(496)	—
Proceeds from the exercise of stock options	591	113
Tax benefit from share-based payments	502	—

Net cash provided by deposit and financing activities	51,356	80,906

Increase in cash and cash equivalents	7,463	6,600
Cash and cash equivalents at beginning of year	22,878	21,258

Cash and cash equivalents at end of period	$30,341	$27,858

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$20,682	$12,938
Income taxes	1,650	1,800

Non-cash investing activities:
Net unrealized gain (loss) on securities available-for-sale	596	(2,464)
Transfer of loans to other real estate owned	20	—

Non-cash financing activities:
Dividends declared and unpaid	788	756

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and subsidiary Notes to consolidated financial statements

A.	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Alliance Financial Corporation (the “Company” or “Alliance”), its wholly-owned subsidiary Alliance Bank N.A. (the “Bank”) and the Bank’s wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of the Company, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2005 and for the three-year period then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part I. Certain amounts from prior year periods are reclassified, when necessary, to conform to the current period presentation.

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the nine months ended September 30, 2006 and 2005.

B.	Subsequent Event

On October 6, 2006, Alliance completed its acquisition of Bridge Street Financial, Inc. (“Bridge Street”), and its wholly-owned subsidiaries, Oswego County National Bank (“OCNB”) and Ladd’s Agency Inc. (“Ladd’s”), an insurance agency. In connection with the acquisition, Alliance issued approximately 1.3 million shares of common stock valued at $41.5 million based on the closing price of Alliance common stock on October 6, and paid cash of $13.2 million for total merger consideration of $54.7 million. After giving effect to the issuance of shares in the merger, Alliance now has approximately 4.9 million shares of common stock outstanding. At the time of the acquisition, Bridge Street had $219.3 million in assets, $148.3 million in gross loans, and $169.2 million in deposits. In the acquisition, Bridge Street was merged into Alliance, Ladd’s became a wholly-owned subsidiary of Alliance, and Oswego County National Bank was merged into Alliance Bank.

C.	Earnings Per Share

Basic and diluted net income per common share calculations are as follows:

	For three months ended September 30		For nine months ended September 30
(Dollars in thousands, except share and per share amounts)
	2006	2005	2006	2005

Basic:
Net income	$1,819	$1,982	$5,231	$5,744

Weighted average common shares outstanding	3,503,851	3,597,758	3,496,132	3,594,298
Net income per common share – basic	$0.52	$0.55	$1.50	$1.60

Diluted:
Net income	$1,819	$1,982	$5,231	$5,744

Weighted average common shares outstanding	3,503,851	3,597,758	3,496,132	3,594,298
Incremental shares from assumed conversion of stock options and restricted stock	81,353	71,661	73,194	72,046

Weighted average common shares outstanding – diluted	3,585,204	3,669,419	3,569,326	3,666,344
Net income per common share – diluted	$0.51	$0.54	$1.47	$1.57

Alliance Financial Corporation and subsidiary Notes to consolidated financial statements

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding throughout each year. Diluted earnings per share gives the effect to weighted average shares which would be outstanding assuming the exercise of options and issuances of unearned restricted stock using the treasury stock method.

D.	Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s best estimate of probable loan and lease losses in the Company’s loan portfolio. Management’s quarterly evaluation of the allowance for loan and lease losses is a comprehensive analysis that builds a total reserve by evaluating the risks within each loan and lease type, or pool, of similar loans and leases. The Company uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates a reserve for each pool based on the average loss rate for the time period that includes the current year and two full prior years. The average loss rate is adjusted to reflect the expected impact that current trends regarding loan growth, delinquency, actual losses, economic conditions, loan concentrations, policy changes, experience and ability of lending personnel, and current interest rates are likely to have. For commercial loan and lease pools, the Company establishes a specific reserve allocation for all loans and leases classified as being impaired in excess of $150,000, which have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. For all other commercial loans and leases, the Company uses the general allocation methodology that establishes a reserve for each risk-rating category. The general allocation methodology for commercial loans and leases considers the same factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management’s best estimate of the probable loan and lease losses in the Company’s loan and lease portfolio.

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

Loans are charged off when they are considered a loss regardless of the delinquency status. From a delinquency standpoint, the policy of the Company is to charge off loans when they are 120 days past due unless extenuating circumstances are documented that attest to the ability to collect the loan. Special circumstances to include fraudulent loans and loans in bankruptcy will be charged off no later than 90 days of discovery or within 120 days delinquent, whichever is shorter. In lieu of charging off the entire loan balance, loans with collateral may be written down to the value of the collateral, less cost to sell, if foreclosure or repossession of collateral is assured and in process.

E.	Stock Options and Other Share-Based Compensation

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

Alliance Financial Corporation and subsidiary Notes to consolidated financial statements

Under FAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the income statement over the vesting period. The Company adopted FAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in the three months and nine months ended September 30, 2006 includes the cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006. This cost was based on grant-date fair value estimated in accordance with the original provisions of FAS 123. The cost for all share-based awards granted subsequent to January 1, 2006 represented the grant-date fair value that was estimated in accordance with the provisions of FAS 123R.

Pro forma disclosures for the three months and nine months ended September 30, 2005, utilizing the estimated fair value of the options and restricted stock granted are as follows (dollars in thousands, except per share data):

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net income as reported	$1,982	$5,744
Less: total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax effect	(9)	(26)

Pro forma net income	$1,973	$5,718

Pro forma net income per share:
Basic – as reported	$0.55	$1.60
Basic – pro forma	0.55	1.59
Diluted – as reported	0.54	1.57
Diluted – pro forma	0.54	1.56

Compensation expense charged against income in the three months and nine months ended September 30, 2006 for stock options was $11,000 and $34,000, respectively. The options were issued with a 10-year term and become exercisable upon the Company achieving specified stock prices. At September 30, 2006, 29,319 options with an average weighted exercise price of $24.75 were unvested, and total remaining unrecognized compensation expense to be recognized over the next two years was $60,000. Cash received from option exercises during the nine months ended September 30, 2006, was $591,000.

During the third quarter of 2006, the Company did not issue shares of restricted stock. Compensation expense charged against income for restricted stock units during the quarter was $8,000, compared with $70,000 charged against income in the 2005 third quarter. During the third quarter of 2006, 7,500 shares of unearned restricted stock, with a weighted average grant price of $30.55, were forfeited. This resulted in the reversal of previously recorded compensation expense of $72,000. At September 30, 2006, the Company had 68,375 unearned restricted stock units outstanding with a weighted average grant price of $30.98. None of the restricted stock units outstanding at September 30, 2006 were vested. Unrecognized compensation expense to be recognized over the remainder of the vesting period associated with restricted stock awards at September 30, 2006 was $1.5 million. The Company’s restricted stock awards vest over a seven year term, however 50% of awards vest if, on the date at least three years following the award date, the Company’s closing stock price has been 160% of the award price for 15 consecutive days.

Additional disclosure requirements of SFAS 123R have been omitted due to immateriality.

Alliance Financial Corporation and subsidiary Notes to consolidated financial statements

F.	Post-Retirement Benefits

The Company provides post-retirement medical and life insurance benefits through an unfunded plan to qualifying employees. Benefits are available to full-time employees who have worked 15 years and attained age 55. Retirees and certain active employees with more than 20 years of service to the Company continue to receive benefits in accordance with plans that existed at First National Bank of Cortland and Oneida Valley National Bank, prior to the merger of the banks in 1999. The Company does not have a defined benefit pension plan.

The components of the Post-retirement plan’s net periodic cost for the periods indicated are as follows:

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Service cost	$31	$34	$91	$95
Interest cost	71	72	212	203
Amortization of unrecognized prior service cost	20	21	59	60

Net periodic benefit cost	$122	$127	$362	$358

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion presents an analysis of material changes in the Company’s results of operations and financial condition during the three months and nine months ended September 30, 2006, which are not otherwise apparent from the consolidated financial statements included in this report.

This discussion and analysis contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

•	we may fail to realize the anticipated benefits of the merger with Bridge Street Financial, Inc.;

•	changes in key management personnel may adversely impact our operations;

•	an increase in competitive pressures in the banking industry;

•	changes in the interest rate environment that reduce margins;

•	changes in the regulatory environment;

•	general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in the securities markets;

•	changes in technology used in the banking business;

•	our ability to maintain and increase market share and control expenses;

•	the possibility that the Company’s trust business will fail to perform as currently anticipated;

•	the continued success of our earnings improvement initiative; and

•	other factors detailed from time to time in the Company’s SEC filings.

Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Results of Operations For The Three Months and Nine Months Ended September 30, 2006

Earnings Summary and Executive Overview

Net income was $1.82 million, or $0.51 per diluted share, in the third quarter of 2006, a decrease of $163,000, or 8.2% (5.6% per diluted share), compared to net income of $1.98 million or $0.54 per diluted share for the same period in 2005. The return on average assets and return on average shareholders’ equity were 0.72% and 10.27%, respectively, for the three months ended September 30, 2006, compared with 0.82% and 11.23%, respectively, for the third quarter of 2005.

The decrease in net income for the third quarter of 2006 compared with the year ago quarter resulted primarily from a decrease of $270,000 in net interest income and a $425,000 increase in the provision for loan losses offsetting a $446,000 increase in non-interest income.

The decrease in net interest income resulted from a decline in our net interest margin of 25 basis points in the third quarter of 2006 compared with the same period in 2005, which offset a $43.8 million increase in average earning assets during the same period. The higher loan loss provision was due primarily to one commercial relationship that went into nonperforming status during the quarter, while the growth in non-interest income resulted largely from higher service charges on deposit accounts.

Net income was $5.23 million, or $1.47 per diluted share for the nine months ended September 30, 2006, a decrease of $513,000, or 8.9% (6.4% per diluted share), compared with $5.74 million or $1.57 per diluted share for the nine months ended September 30, 2005. A $2.0 million increase in the provision for loan losses in the first nine months of 2006 compared with the year ago period was the largest factor contributing to the lower earnings, and resulted in large part from a $1.45 million increase in net charge-offs in the nine months ended September 30, 2006 compared with the year-ago period. Also impacting earnings in the nine months ended September 30, 2006 compared with the year ago period was a decrease in net interest income of $611,000 due in large part to a 31 basis point decrease in our net interest margin, partially offset by a $41.7 million increase in average earning assets, and an increase in noninterest expense of $251,000. Noninterest income increased $2.0 million due primarily to the contribution of our February 2005 acquisition of $560 million of trust assets under management from HSBC Bank, USA, N.A., and higher service charges on deposit accounts.

Analysis of Net Interest Income and the Net Interest Margin

Net interest income was $6.5 million in the third quarter of 2006, a decrease of $270,000, or 4.0%, from the third quarter of 2005. Total interest income increased $2.1 million, to $14.1 million in the third quarter of 2006, compared with $12.0 million in the third quarter of 2005. This increase was offset by an increase in interest expense of $2.3 million, to $7.6 million in the third quarter of 2006 compared with $5.3 million in the year ago quarter.

An increase in average earning assets of $43.8 million for the three months ended September 30, 2006 compared with the year ago period partially offset the impact of a decrease in our net interest margin over this time period. Higher short-term interest rates over the past year and the persistently flat or inverted yield curve, along with highly competitive deposit pricing, have caused our cost of funds to increase more than our asset yields. The tax-equivalent yield on earning assets increased 62 basis points in the three months ended September 30, 2006, compared with the same period in 2005. Our average cost of funds increased 105 basis points over this same time period.

The growth in average earning assets resulted from an $89.5 million increase in average loans and leases as of the third quarter of 2006 compared with the same period in 2005, partially offset by a $38.9 million decrease in the securities portfolio. Commercial leases accounted for 58.9% of the growth in average total loans and leases during the third quarter of 2006, followed by increases of 24.7% for indirect loans and 18.3% for residential mortgages, respectively. Average leases increased $52.8 million in the three months ended September 30, 2006 compared with the year-ago quarter, reflecting the success of our efforts to expand this business line. We originate leases through reputable, well-established middle market leasing companies, and through vendor and direct customer relationships, with an emphasis on the medical and university sectors. The leases are underwritten using our regular commercial credit standards, and the collateral securing the leases is generally readily marketable.

The change in our average earning asset mix reflects our decision to fund a portion of the loan and lease growth with cash flows from our securities portfolio due to the limited opportunity to profitably invest in securities in the current interest rate environment.

Average indirect loans increased $22.1 million in the three months ended September 30, 2006 compared with the same quarter in 2005. During the second quarter of 2006 we increased our indirect loan rates in an effort to manage the rate of growth in these loans, as highly competitive pricing and higher funding costs have negatively impacted the profitability of indirect lending. As a result,the rate of growth in average indirect loans on a linked-quarter basis slowed in the third quarter of 2006 to $3.6 million compared with $6.3 million in the second quarter of 2006.

Highly competitive lending conditions and ample availability of commercial financing in our market area has contributed to slower growth in our commercial loan portfolio in recent quarters. During the third quarter of 2006, average commercial loans decreased $861,000 compared with the year ago quarter. Average commercial loans have decreased $2.7 in the first nine months of 2006 compared with the same period in 2005. Commercial lending continues to be an important part of our growth strategy, however, we expect this highly competitive lending environment will continue to negatively affect the rate of growth in this portfolio for the foreseeable future. As a result, our leasing initiative will likely result in growth in that portfolio exceeding that of our traditional commercial loan portfolio in the coming quarters.

Average investment securities decreased $30.8 million in the three months ended September 30, 2006 compared with the third quarter of 2005, as we used cash flow from our securities portfolio, along with deposit growth, to fund our loan originations and payoff a portion of borrowings that matured during the period.

Average deposits increased $38.0 million in the three months September 30, 2006 compared with the same period in 2005. Increases in demand deposits and time accounts offset a decline in savings and money market accounts, and as a result, we continue to experience a change in our deposit mix, as depositors continue to favor short-term, higher rate time accounts over lower rate savings and money market accounts. Average time accounts represented 40.1% of average deposits in the third quarter of 2006, compared with 35.8% in the year ago quarter. Average savings and money market accounts were 23.1% of average deposits in the third quarter, down from 26.7% in the third quarter of 2005. Average demand deposits were 19.7% of average deposits in the third quarter of 2006, up from 18.3% in the third quarter of 2005, as we experienced gains in both retail and commercial accounts. The growth in deposits reflects the impacts of our expanded branch presence, its business development efforts and pricing strategies. Deposit growth was used to fund loan growth and to reduce borrowings, which decreased $12.8 million in the third quarter of 2006 compared with the year ago quarter.

Our tax-equivalent net interest margin was 2.91% in the quarter ended September 30, 2006, down 25 basis points from 3.16% in the year ago period.

We expect the highly competitive deposit pricing in our markets, along with continued migration of savings and money market deposits to higher rate short-term time accounts will continue for the foreseeable future. These conditions, along with the flat and inverted yield curve, will continue to pressure our net interest margin in coming quarters.

Net interest income was $19.6 million for the nine months ended September 30, 2006, a decrease of $611,000 or 3.0% compared with the nine months ended September 30, 2005. Total interest income increased $6.5 million to $40.3 million in the nine months ended September 30, 2006 compared with $33.8 million in the same period in 2005. This increase was offset by an increase in interest expense of $7.1 million, to $20.7 million in the nine months ended September 30, 2006 compared with the year ago period.

The increase in average earning assets of $69.8 million for the nine months ended September 30, 2006 compared with the year ago period partially offset the impact of a decrease in our net interest margin over this time period. As discussed in the analysis of the third quarter of 2006 compared with the third quarter of 2005, competitive deposit pricing pressures, higher short-term interest rates and the flat and inverted yield curve resulted in our cost of funds increasing more than our asset yields. The tax-equivalent yield on earning assets increased 54 basis points in the nine months ended September 30, 2006 compared with the same period in 2005. The average cost of funds increased 102 basis points in the same time period.

Average earning asset growth for the nine months ended September 30, 2006 compared with the year ago period showed trends similar to those for the third quarter of 2006 compared with the third quarter of 2005, except for the commercial loan portfolio. Average leases and indirect loans increased $50.8 million and $39.4 million, respectively, in the nine months ended September 30, 2006 compared with the same period in 2005. Average commercial loans increased $2.7 million in the nine months ended September 30, 2006 compared with the year ago period, reflecting stronger portfolio growth in the first half of 2006.

Average deposits increased $75.0 million in the nine months ended September 30, 2006 compared with the same period in 2005, with trends similar to those discussed in the analysis of the third quarter of 2006 versus the prior year period. Average time accounts represented 47.0% of average deposits in the nine months ended September 30, 2006, compared with 41.6% in the year ago period, while average savings and money market accounts decreased to 29.6% of average deposits, from 35.3% in the first nine months of 2005. Average demand deposits remained relatively steady as a percentage of average deposits, and were 23.4% of average deposits in the first nine months of 2006, compared with 23.0% in the same period in 2005.

Average borrowings decreased $12.6 million in the first nine months of 2006 compared with the year ago period, as a portion of borrowings that matured during the 2006 period were paid off.

Our tax-equivalent net interest margin was 3.00% in the nine months ended September 30, 2006, down 31 basis points from 3.31% in the year ago period.

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

	Three months ended September 30,
	2006			2005

	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate

	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$179	$4	8.92%	$6,978	$63	3.61%
Taxable investment securities	177,285	1,839	4.15%	213,671	1,966	3.68%
Nontaxable investment securities	70,987	1,097	6.18%	73,525	1,148	6.25%
Real estate loans	195,084	2,978	6.11%	178,726	2,710	6.07%
Commercial loans	156,863	3,097	7.90%	157,613	2,775	7.04%
Nontaxable commercial loans	7,160	121	6.77%	7,271	112	6.17%
Taxable leases, net of unearned discount	80,369	1,490	7.42%	36,051	532	5.90%
Nontaxable leases, net of unearned discount	18,144	265	5.85%	9,698	148	6.10%
Indirect loans	183,301	2,374	5.18%	161,162	1,920	4.77%
Consumer loans	67,122	1,305	7.78%	68,001	1,101	6.48%

Total interest-earning assets	956,494	14,570	6.09%	912,696	12,475	5.47%

Non-interest earning assets:
Other assets	61,155			63,708
Allowance for loan losses	(5,270)			(5,321)
Net unrealized (loss) gain on securities available-for-sale	(4,235)			217

Total assets	$1,008,144			$971,300

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$86,010	$135	0.63%	$79,527	$57	0.29%
Savings deposits	54,025	74	0.55%	58,725	76	0.52%
MMDA deposits	160,121	1,188	2.97%	179,157	1,007	2.25%
Time deposits	371,922	4,203	4.52%	318,683	2,492	3.13%
Borrowings	159,204	2,004	5.04%	170,288	1,633	3.84%

Total interest-bearing liabilities	831,282	7,604	3.66%	806,380	5,265	2.61%

Non-interest bearing liabilities:
Demand deposits	96,332			83,269
Other liabilities	9,684			11,066
Shareholders’ equity	70,846			70,585

Total liabilities and shareholders’ equity	$1,008,144			$971,300

Net interest income (FTE)		$6,966			$7,210

Net interest margin			2.91%			3.16%
Net interest rate spread			2.43%			2.86%
Federal tax exemption on non-taxable investment securities included in interest income		$504			$478

	Nine months ended September 30,
	2006			2005

	Average Balance	Interest Earned /Paid	Yield Rate	Average Balance	Interest Earned /Paid	Yield Rate

	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$2,965	$121	5.44%	$4,812	$109	3.02%
Taxable investment securities	185,164	5,729	4.12%	222,371	6,221	3.73%
Nontaxable investment securities	72,150	3,368	6.22%	72,688	3,445	6.32%
Real estate loans	190,522	8,652	6.05%	176,718	8,011	6.04%
Commercial loans	156,177	9,149	7.81%	153,336	7,734	6.72%
Nontaxable commercial loans	6,886	345	6.69%	7,052	302	5.70%
Taxable leases net of unearned discount	62,662	3,196	6.80%	22,952	1,151	6.68%
Nontaxable leases net of unearned discount	17,654	767	5.79%	6,551	320	6.51%
Indirect loans	178,813	6,697	4.99%	139,412	4,874	4.66%
Consumer loans	67,732	3,839	7.56%	65,072	3,057	6.26%

Total interest-earning assets	$940,725	$41,863	5.93%	$870,964	$35,224	5.39%

Non-interest earning assets:
Other assets	60,726			62,612
Allowance for loan losses	(5,128)			(5,234)
Net unrealized (loss) gain on securities available-for-sale	(3,600)			486

Total assets	$992,723			$928,828

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$84,971	$336	0.53%	$80,177	$171	0.28%
Savings deposits	55,069	225	0.54%	61,231	233	0.51%
MMDA deposits	170,833	3,624	2.83%	181,783	2,774	2.03%
Time deposits	358,448	11,130	4.14%	286,298	6,233	2.90%
Borrowings	149,923	5,388	4.79%	161,910	4,182	3.44%

Total interest-bearing liabilities	$819,244	$20,703	3.37%	$771,399	$13,593	2.35%

Non-interest bearing liabilities:
Demand deposits	93,438			78,276
Other liabilities	9,704			9,610
Shareholders’ equity	70,337			69,543

Total liabilities and shareholders’ equity	$992,723			$928,828

Net interest income (FTE)		$21,160			$21,631

Net interest margin			3.00%			3.31%
Net interest rate spread			2.56%			3.04%
Federal tax exemption on non-taxable investment securities included in interest income		$1,523			$1,383

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

	Three months ended September 30, 2006 compared to 2005			Nine months ended September 30, 2006 compared to 2005

	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net Change	Volume	Rate	Net Change

	(Dollars in thousands)
Federal funds sold	$(106)	$47	$(59)	$(58)	$70	$12
Taxable investment securities	(356)	229	(127)	(1,096)	604	(492)
Non-taxable investment securities	(40)	(11)	(51)	(25)	(52)	(77)
Real estate loans	249	19	268	626	15	641
Commercial loans	(14)	336	322	155	1,260	1,415
Non-taxable commercial loans	(2)	11	9	(8)	51	43
Taxable leases, net of unearned discount	738	220	958	2,008	37	2,045
Non-taxable leases, net of unearned discount	126	(9)	117	513	(66)	447
Indirect loans	275	179	454	1,425	398	1,823
Consumer loans	(16)	220	204	138	644	782

Total interest-earning assets	$854	$1,241	$2,095	$3,678	$2,961	$6,639

Interest-bearing demand deposits	7	71	78	15	150	165
Savings deposits	(6)	4	(2)	(24)	16	(8)
MMDA deposits	(124)	305	181	(199)	1,049	850
Time deposits	509	1,202	1,711	1,905	2,992	4,897
Borrowings	(134)	426	292	(370)	1,393	1,023
Junior subordinated obligations issued to unconsolidated subsidiary trusts	32	47	79	30	153	183

Total interest-bearing liabilities	$284	$2,055	$2,339	$1,357	$5,753	$7,110

Net interest income (FTE)	$570	$(814)	$(244)	$2,321	$(2,792)	$(471)

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

Nonperforming assets increased $262,000 in the third quarter of 2006, and were $1.1 million or 0.11% of total assets, compared with $848,000 or 0.09% at June 30, 2006, but were down from $1.6 million or 0.17% at December 31, 2005. The increase in the third quarter resulted primarily from one commercial relationship in the amount of $217,000 (net of a $257,000 charge-off recorded during the third quarter) being added to non-performing status. The remaining balance of this loan was paid off in October 2006 without further loss.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $5.7 million in potential problem loans at September 30, 2006 as compared to $7.1 million at June 30, 2006 and $9.8 million at December 31, 2005. The decrease in potential problem loans during the periods indicated resulted from a combination of chargeoffs and paydowns on classified commercial loans as well as a general decrease in loans classified as substandard and worse. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.” At September 30, 2006, potential problem loans primarily consisted of commercial real estate and commercial loans. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provision for loan losses.

The provision for loan and lease losses was $550,000 in the third quarter of 2006, compared with $125,000 in the year-ago quarter. Net charge-offs were $318,000 in the three months ended September 30, 2006, compared with $105,000 in the year-ago quarter, the increase resulting primarily from the write-down of the one commercial relationship mentioned above. The allowance for loan and lease losses was $5.4 million at September 30, 2006, compared with $5.0 million at December 31, 2005. The ratio of the allowance for loan and lease losses to nonperforming loans and leases was 495.8% at September 30, 2006, compared with 304.7% at December 31, 2005, reflecting the decrease in nonperforming loans and leases during this period.

The provision for loan and lease losses was $2.0 million for the nine months ended September 30, 2006, compared with a recovery of loan and lease provisions of $34,000 in the same period in 2005. The increase in the provision for loan and lease losses is due primarily to a $1.5 million increase in net chargeoffs recorded in 2006 compared with 2005. Approximately 52.7% of the chargeoffs recorded in 2006 occurred in the first quarter, due primarily to losses incurred with one commercial customer that was negatively impacted by the dramatic increase in energy costs at that time. The recovery of loan and lease provisions in the nine months ended September 30, 2005 resulted primarily from a very low level of net chargeoffs during the period, and to overall strong asset quality.

The following tables present a summary of non-performing assets for the periods indicated and a summary of the changes in the allowance for loan and lease losses arising from loans and leases charged off and recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense for the periods indicated.

	September 30, 2006	June 30, 2006	December 31, 2005

Non-accruing Loans and Leases:
Residential real estate loans	$9	$10	$11
Commercial loans	619	345	1,104
Leases	99	99	—
Indirect loans	70	76	74
Other consumer loans	64	55	169

Total non-accruing loans and leases	861	585	1,358
Accruing loans and leases delinquent 90 days or more	229	244	270

Total non-performing loans and leases	1,090	829	1,628
Other real estate and repossessed assets	20	19	6

Total non-performing assets	$1,110	$848	$1,634

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Allowance for loan and lease losses, beginning of period	$5,170	$5,141	$4,960	$5,267

Loans and leases charged-off	(519)	(237)	(2,030)	(588)
Recoveries of loans and leases previously charged-off	201	132	505	516

Net loans and leases charged-off	(318)	(105)	(1,525)	(72)

Provision for loan and lease losses	550	125	1,967	(34)

Allowance for loan and lease losses, end of period	$5,402	$5,161	$5,402	$5,161

The following table presents certain asset quality ratios for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Net loans and leases charged-off to average loans and leases, annualized	0.18%	0.07%	0.30%	0.02%
Provision for loan and lease losses to average loans and leases, annualized	0.31%	0.08%	0.39%	(0.01%)
Allowance for loan and lease losses to period-end loans and leases	0.74%	0.82%	0.74%	0.82%
Allowance for loan and lease losses to non-performing loans and leases	495.80%	252.89%	495.80%	252.89%
Non-performing loans and leases to period-end loans and leases	0.15%	0.32%	0.15%	0.32%
Non-performing assets to period-end assets	0.11%	0.21%	0.11%	0.21%

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated, (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,

	2006	2005	Change		2006	2005	Change

Trust & brokerage income	$2,157	$2,262	$(105)	(4.64)%	$6,637	$5,617	$1,020	18.16%
Service charges on deposit accounts	1,001	693	308	44.44%	2,938	2,044	894	43.74%
Loss on sale of securities available-for-sale	—	—	—	0.00%	—	(22)	22	100.00%
Bank-owned life insurance	102	102	—	0.00%	300	301	(1)	(0.33)%
Gain on the sale of loans	24	16	8	50.00%	70	127	(57)	(44.88)%
Card-related fees	293	234	59	25.21%	851	670	181	27.01%
Rental income from operating leases	185	212	(27)	(12.74)%	601	984	(383)	(38.92)%
Other non-interest income	408	205	203	99.02%	845	536	309	57.65%

Total non-interest income	$4,170	$3,724	$446	11.98%	$12,242	$10,257	$1,985	19.35%

The increase in non-interest income for the three months and nine months ended September 30, 2006 compared with the year-ago periods resulted primarily from increases in trust and brokerage revenue, service charges on deposit accounts and card-related fees partially offset by lower rental income from operating leases.

The decline in trust revenue for the three months ended September 30, 2006 compared with the year-ago period is due primarily to a higher level of client estate related transactions in the third quarter of 2005. Trust revenue increased by $1.0 million or 18.2% for the nine months ended September 30, 2006 compared with the same period in 2005, reflecting the impact of our February 2005 acquisition of $560 million of trust assets under management from HSBC Bank, USA, N.A. Average trust assets under management for the three months and nine months ended September 30, 2006 totaled $887.3 million and $878.5 million, respectively, compared with $858.8 million and $784.1 million, respectively in the prior year periods.

Service charges on deposit accounts increased in both the three months and nine months ended September 30, 2006 compared with the prior year periods primarily from an increase in the fee we charge for overdrafts to an amount that reflects current market conditions. Also contributing to the increase in service charges is growth in our customer base over the past year.

The volume of mortgage loans sold to the secondary market, on which servicing is retained, increased during the third quarter of 2006 due to higher origination volume compared with the year-ago quarter, resulting in an increase in gains on sale of loans when compared to the third quarter of 2005. However, overall year to date loan sale volume is lower than the same period in 2005 resulting in lower gain on sale of loans for the nine months ended September 30, 2006 compared with the same period in 2005.

Card-related fees increased in both the three months and nine months ended September 30, 2006 compared with the year-ago period due primarily to an increase in customer debit card utilization and growth in customer accounts.

Rental income from leases decreased in the quarterly period ended September 30, 2006 compared with the year ago period due to the declining balances in our operating lease portfolio. We ceased originating operating leases in early 2004, and as a result, rental income will continue to decline in the remainder of 2006, during which time substantially all of the remaining rental income from these leases will be recognized.

Other non-interest income increased in both the three month and nine months ended September 30, 2006 compared with the prior year periods due primarily to the disposal of fixed assets which resulted in gains of $54,000 in the third quarter of 2006 compared to net losses of $71,000 during the same period in 2005. Non-interest income (excluding losses on sales of securities) comprised 39.2% and 38.4%, respectively, of revenue in the three months and nine months ended September 30, 2006 compared with 35.6% and 33.7%, respectively, in the year-ago periods.

Operating Expenses

The following table sets forth certain information on operating expenses for the periods indicated, (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,

	2006	2005	Change		2006	2005	Change

Salaries and employee benefits	$3,903	$4,331	$(428)	(9.88)%	$11,722	$12,508	$(786)	(6.28)%
Building, occupancy, and equipment	1,495	1,295	200	15.44%	4,528	4,341	187	4.31%
Communication expense	146	154	(8)	(5.19)%	407	475	(68)	(14.32%
Stationery and supplies	125	131	(6)	(4.58)%	336	350	(14)	(4.00)
Marketing	124	202	(78)	(38.61)%	638	537	101	18.81
Amortization of intangible assets	126	126	—	0%	378	292	86	29.45%
Professional fees	697	557	140	25.13%	2,083	1,568	515	32.84%
Other operating expenses	1,072	938	134	14.29%	3,142	2,912	230	7.90%

Total non-interest expenses	$7,688	$7,734	$(46)	(0.59)%	$23,234	$22,983	$251	1.09%

Non-interest expenses were $7.7 million in the quarter ended September 30, 2006, which was a decrease of $46,000 or 0.59% compared to $7.7 million in the third quarter of 2005.

Salaries and employee benefits decreased $428,000 or 9.9% in the third quarter of 2006 compared with the year-ago quarter, primarily due to efficiencies gained through the implementation of a new staffing model in the first quarter of 2006. Total full-time equivalent employees were 253 at September 30, 2006, compared with 309 at September 30, 2005.

Building, occupancy and equipment expense increased $200,000 or 15.4% due to a $139,000 increase in depreciation of assets under operating leases resulting from lower estimates of the assets’ residual values. The remaining book value of assets under operating leases was $305,000 at September 30, 2006, and will be substantially depreciated to the assets’ estimated residual values by December 31, 2006. Also contributing to the increase in occupancy and equipment is the timing of branch maintenance and improvement projects and the added cost of operating a new branch that opened in the third quarter of 2005.

Other operating expense increased $134,000 or 14.3% in the third quarter of 2006 compared with the same period in 2005 due primarily to increased customer debit card activity resulting in higher transaction fees for the Company, which is offset by the increase in card-related income discussed above.

Non-interest expenses were $23.2 million for the nine months ended September 30, 2006, which was an increase of $251,000 or 1.1% compared with the year-ago period.

Salaries and benefits decreased $786,000 for the nine months ended September 30, 2006 compared with the same period in 2005, due primarily to efficiencies gained through the staffing model discussed above.

Building, occupancy and equipment expense increased $187,000 for the nine months ended September 30, 2006, compared with the year-ago period due to the same factors affecting the third quarter discussed above.

Marketing expense increased $101,000 or 18.8% for the nine months ended September 30, 2006 compared with the same period in 2005, due primarily to an increased level of marketing and promotional activities in the first half of 2006 in support of our business development initiatives.

Amortization of intangible asset expense increased $86,000 or 29.5% in the first nine months of 2006 compared with the same period in 2005, reflecting the full year impact in 2006 of amortization of the intangible asset created in connection with the purchase of the trust business in February 2005 as discussed previously in this Form 10-Q.

The increase in professional fees of $515,000 or 32.8% for the first nine months of 2006 compared with the year-ago period primarily reflects the final payment in the first quarter of 2006 of costs associated with the company’s earnings improvement initiative, which was commenced in the fourth quarter of 2005 and resulted in increased fee income and lower salaries and benefits expense as discussed herein. Also contributing to the increase in professional fees were non-routine professional service engagements relating to information technology and other operational projects during 2006.

Income taxes

The Company’s effective tax rate was 21.7% for the nine months ended September 30, 2006, below the rate of 24.0% reported for the nine months ended September 30, 2005. The lower tax rate in the current year period was attributable to an increase in tax-exempt income as a percentage of total income. The difference from the statutory rate is driven substantially by tax-exempt income.

ANALYSIS OF FINANCIAL CONDITION

Total assets increased $57.2 million to $1.0 billion at September 30, 2006 compared to $980.4 million at December 31, 2005. Total loans and leases (net of unearned income) increased $71.8 million in the first nine months of 2006, while securities available-for-sale decreased $21.9 million.

Leases (net of unearned income) increased $47.3 million or 72.6% in the first nine months of 2006, as a result of the business development initiatives undertaken during this time period. Net leases totaled $112.5 million and represented 15.5% of total loans and leases at September 30, 2006, compared with $65.2 million or 10.0% of total loans and leases at December 31, 2005. We expect leases to become an increasingly larger portion of our total loan and lease portfolio over the remainder of 2006 as growth in this portfolio is expected to exceed that of our other portfolios.

Indirect loans increased $12.6 million or 7.3% in the first nine months of 2006. Indirect loans totaled $184.7 million and were 25.4% of total loans and leases at September 30, 2006, compared with $172.1 million or 26.3% of total loans and leases at December 31, 2005. As discussed previously in this Form 10-Q, we increased our indirect loan rates during the second quarter of 2006 with the intent of slowing the rate of growth in this portfolio in coming quarters

The increase in loans and leases during the first nine months of 2006 was funded primarily with deposit growth of $43.4 million during the period.

Securities available-for-sale decreased $21.9 million due primarily to maturities and amortization of securities. Cash flows from the securities portfolio were used to pay down borrowings that matured during the period and to fund loan and lease growth.

The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated (dollars in thousands):

	September 30, 2006	Percent	December 31, 2005	Percent

Commercial loans	$165,709	22.8%	$162,350	24.8%
Residential real estate loans	196,741	27.1%	186,550	28.5%
Leases (net of unearned income)	112,471	15.5%	65,172	10.0%
Indirect loans	184,745	25.4%	172,113	26.3%
Other consumer loans	66,248	9.2%	67,901	10.4%

Total loans & leases	$725,914	100.0%	$654,086	100.0%

Allowance for loan & lease losses	(5,402)		(4,960)

Net loans and leases	$720,512		$649,126

The following table sets forth the amortized cost and fair value for the Company’s securities available-for-sale portfolio (dollars in thousands):

	September 30, 2006		December 31, 2005

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Treasury obligations	$6,771	$6,298	$6,574	$6,105
U.S. Government sponsored corporations	66,632	65,714	66,456	65,302
Mortgage-backed securities	90,768	88,521	111,968	109,477
Obligations of states and political subdivisions	71,524	72,610	73,610	74,908
FHLB and Federal Reserve Bank stock	5,788	5,788	6,508	6,508
Other equity securities	5,596	5,990	5,132	5,194

Total	$247,079	$244,921	$270,248	$267,494

Net unrealized loss on securities available-for-sale	(2,158)		(2,754)

Total carrying value	$244,921		$267,494

Deposits were $782.6 million at September 30, 2006, an increase of $43.4 million, or 5.9% from December 31, 2005. Increases in the time deposit and checking account categories offset decreases in money market and savings accounts.

Time deposits increased $41.5 million or 12.4% in the first nine months of 2006, with the growth occurring primarily in the retail category as consumers continue to favor higher rate short-term time deposits over money market and savings accounts. Offsetting some of this increase was a slight decline in commercial time deposits. Time deposits as a percentage of total deposits increased to 48.0% at September 30, 2006, up from 45.2% at year-end 2005. We expect migration of retail money market and savings accounts into short-term time accounts will continue in the current interest rate and competitive environments, with the resulting higher cost of funds further pressuring our net interest margin.

Total checking deposits increased $23.1 million or 13.4% during the first nine months of 2006 and total $195.5 million at September 30, 2006 compared to $172.4 million at the end of 2005. Growth occurred in the municipal and commercial lines with retail checking experiencing a modest decline. Municipal checking balances grew by $13.5 million or 80.6% due primarily to municipalities shifting funds from money market accounts to interest-bearing checking in order to meet their liquidity needs. Commercial demand balances increased $9.8 million or 12.7% in the first nine months of 2006 as commercial business initiatives undertaken to leverage commercial lending relationships showed positive results. Total checking deposits were 25.0% of total deposits at September 30, 2006, up from 23.4% at December 31, 2005.

Partially offsetting the growth in time and checking account balances was a decline in money market balances during the first half of 2006. Money market accounts at September 30, 2006 totaled $158.9 million, down $18.0 million or 10.2% from December 31, 2005. Retail and municipal money market accounts decreased $11.6 million and $11.0 million, respectively. Retail money market accounts continued to migrate to higher rate short-term time deposits, while the decline in municipal money market balances was due primarily to municipalities shifting funds to checking accounts as discussed above. Money market accounts as a percentage of total deposits were 20.3% at September 30, 2006, down from 23.9% of total deposits at December 31, 2005.

The following table sets forth the composition of the Company’s deposits by business line at the dates indicated:

	September 30, 2006					December 31, 2005

	Retail	Commercial	Municipal	Total	Percent	Retail	Commercial	Municipal	Total	Percent

Non-interest checking	$15,638	$78,751	$4,392	$98,781	12.6%	$18,217	$68,674	$4,992	$91,883	12.5%
Interest checking	62,493	8,427	25,795	96,715	12.4%	60,150	8,661	11,725	80,536	10.9%

Total checking	78,131	87,178	30,187	195,496	25.0%	78,367	77,335	16,717	172,419	23.4%

Savings	45,682	4,516	1,854	52,052	6.7%	49,501	3,979	1,734	55,214	7.5%
Money market	69,287	34,391	55,205	158,883	20.3%	80,870	29,809	66,215	176,894	23.9%
Time deposits	300,740	22,121	53,266	376,127	48.0%	260,247	22,462	51,882	334,591	45.2%

Total deposits	$493,840	$148,206	$140,512	$782,558	100.0%	$468,985	$133,585	$136,548	$739,118	100.0%

Borrowings declined $5.8 million, or 3.9%, during the first nine months of 2006, and the paydowns were funded primarily from cash flows from our securities portfolio.

Liquidity

The Company’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, to take advantage of market interest rate opportunities, and to pay dividends to the company. Funding loan and lease requests, providing for liability outflows, and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee (“ALCO”) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of September 30, 2006, that liquidity as measured by the Bank is in compliance with its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the nine months ended September 30, 2006, cash and cash equivalents increased by $7.5 million, as net cash provided by operating, and deposit and financing activities of $59.0 million exceeded the cash used by lending and investing activities of $51.5 million. Net cash provided by deposit and financing activities primarily reflects net increases in deposits and junior subordinated obligations issued to unconsolidated subsidiary trusts of $43.4 million and $15.5 million, respectively, and a net decrease in borrowings of $5.8 million. Net cash from operating activities was primarily provided by net income in the amount of $5.2 million. Net cash used in lending and investing activities reflects a net increase in loans and leases of $73.4 million and a net decrease in investment securities of $23.3 million.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of September 30, 2006, the Bank’s credit limit with the FHLB was $154.8 million. The total of the Bank’s outstanding borrowings from the FHLB on that date was $85.0 million.

Capital Resources

During the nine months ended September 30, 2006, shareholders’ equity increased $3.9 million to $73.5 million, while book value per share increased from $19.52 to $20.51. Shareholders’ equity was positively impacted during the first nine months of the year by net income of $5.2 million, by transactions related to restricted stock and stock option exercises aggregating $1.3 million, and by a $226,000 decrease (net of taxes) in the unrealized losses on securities available-for-sale. These increases were partially offset by dividends totaling $2.4 million and share repurchases totaling $496,000.

In September 2006, the Company formed a wholly-owned subsidiary, Alliance Financial Capital Trust II (the “Trust”), which completed the sale of $15,000,000 of trust preferred securities on September 21, 2006 that qualify as Tier 1 capital of the Company. The Trust issued the trust preferred securities at an annual rate equal to the three month LIBOR rate plus 1.65%. The trust preferred securities mature on September 15, 2036, and can be called without penalty beginning on September 15, 2011. The Trust simultaneously issued 464 shares of the Trust’s common securities to the Company for a purchase price of $464,000, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used proceeds from the sale of the trust preferred securities and common securities to purchase the Company’s junior subordinated deferrable interest notes due 2036. Approximately $13.2 million of the net proceeds of the offering were used by the Company to fund the cash portion of the Bridge Street acquisition.

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

In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) Consolidation of Variable Interest Entities, the Company does not consolidate the assets and liabilities or income and expenses of Alliance Financial Capital Trust I and II (Variable Interest Entities) with the Company’s financial statements.

In October, 2006 the Company’s board of directors approved a six-month extension, through March 2007, of its stock repurchase program approved in September 2005. Up to 126,312 additional shares may be repurchased under the program. Purchases may be made from time to time at management’s discretion, in open market or in privately negotiated transactions. The extent to which shares are repurchased will depend on a number of factors including market trends and prices, economic conditions, internal and regulatory trading “blackout periods” and alternative uses for capital.

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

As of December 31, 2005, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. Management believes that, as of September 30, 2006, the Company and its subsidiary Bank met all capital adequacy requirements to which they were subject.

The following table compares the Company’s actual capital amounts and ratios with those needed to qualify for the “well capitalized” category, which is the highest capital category as defined in the regulations.

	Actual		To be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of September 30, 2006
Total Capital (to Risk-Weighted Assets)	$96,370	13.39%	$71,956	≥10.00%
Tier I Capital (to Risk-Weighted Assets)	89,609	12.45%	43,174	≥6.00%
Tier I Capital (to Average Assets)	89,609	8.93%	50,187	≥5.00%
As of December 31, 2005
Total Capital (to Risk-Weighted Assets)	$76,766	11.72%	$52,407	≥10.00%
Tier I Capital (to Risk-Weighted Assets)	71,604	10.93%	26,204	≥6.00%
Tier I Capital (to Average Assets)	71,604	7.42%	38,597	≥5.00%

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement defines fair value, establishes methods for measuring fair value and expands disclosures about fair value measurements. While this Statement does not require any new fair value measurements, it is intended to increase consistency and comparability in fair value measurements, and expand disclosures about fair value measurements among companies. This Statement is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact this will have on the Company’s current practice of measuring fair value and any additional disclosures required in our financial statements.

On September 29, 2006, the Financial Accounting Standards Board “FASB” issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 and the impact on the Company’s financial conditions or results of operations has not yet been determined.

On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company is currently analyzing the effects of SAB 108 and the impact on the Company’s financial conditions or results of operations has not yet been determined.

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

This Interpretation is effective for the Company as of January 1, 2007. The Company is currently analyzing the effects of this interpretation and the impact on the Company’s financial conditions or results of operations has not yet been determined.

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

This Statement is effective for the Company as of January 1, 2007, and the requirements for recognition and initial measurement of servicing assets and servicing liabilities will be applied prospectively to all transactions after the effective date of this Statement. The Company is currently analyzing the effects of Statement 156 and the impact on the Company’s financial conditions or results of operations has not yet been determined.

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

Earnings Simulation Modeling

Net interest income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening of the yield curve would result in increased earnings as investment margins widen. The model requires management to make assumptions about how the Bank’s balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Bank’s own loans. Non-contractual deposit growth rates and pricing are modeled on historical patterns. Interest rates of the various assets and liabilities on the balance sheet are assumed to change proportionally, based on their historic relationship to short-term rates. The Bank’s guidelines for risk management call for preventative measures to be taken if the simulation modeling demonstrates that an instantaneous 2% increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 15% when compared to the stable rate scenario. At September 30, 2006, based on the results of the Bank’s simulation model, and assuming that management does not take action to alter the outcome, the Bank would expect net interest income to decline 9.9% if short term interest rates increase by 2%, and to increase 10.7% if short term interest rates decrease by 2%.

Net Present Value Estimation

The Net Present Value of Equity (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of the asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The Bank’s NPV analysis models both an instantaneous 2% increasing and 2% decreasing interest rate scenario comparing the NPV in each scenario to the NPV in the current rate scenario. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. The NPV measure assumes a static balance sheet versus the growth assumptions that are incorporated into the earnings simulation measure, and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation model. As with earnings simulation modeling, assumptions about the timing and the variability of balance sheet cash flows are critical in NPV analysis. Particularly important are assumptions driving mortgage prepayments in both the loan and investment portfolios, and changes in the noncontractual deposit portfolios. These assumptions are applied consistently in both models. Based on the September 30, 2006 NPV estimation, a 2% instantaneous increase in interest rates was estimated to decrease NPV by 1.88%. NPV was estimated to increase by 0.66% if rates immediately declined by 2%. Policy guidelines limit the amount of the estimated increase/decline to 25% in a 2% rate change scenario.

Item 4.	Controls and Procedures

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2006, an evaluation was performed under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2006 were effective.

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

c)

The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)

7/1/06 – 7/31/06	—	—	—	126,312

8/1/06 – 8/31/06	—	—	—	126,312

9/1/06 – 9/30/06	—	—	—	126,312

Total	—	—	—	126,312

(1) On September 28, 2005 the Company announced that its Board of Directors had authorized the repurchase of up to 5% of the Company’s outstanding common stock, or approximately 180,000 shares, over a 12-month period commencing on October 1, 2005. On October 5, 2006 the Company’s board of directors approved a six-month extension of this repurchase program, through March 2007.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held a special meeting of shareholders on September 20, 2006 for the purpose of voting on the Agreement and Plan of Merger (the “Agreement”), dated as of April 23, 2006, between Alliance Financial Corporation and Bridge Street Financial, Inc. The Agreement was approved with 2,533,854 shares voting in favor. The votes cast at the meeting were as follows:

Votes for	Votes against	Votes withheld

2,533,854	47,706	23,191

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Ex. No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Amended and Restated Bylaws of the Company(2)

4.1	Indenture dated as of September 21, 2006, between Alliance Financial Corporation and Wilmington Trust Company, as trustee (7)

10.1	Agreement and Plan of Merger by and between Alliance Financial Corporation and Bridge Street Financial, Inc. dated April 23, 2006(3)

10.2	Offer of Employment dated May 1, 2006 by and between the Company and J. Daniel Mohr(4)

10.3	Change of Control Agreement dated May 3, 2006 by and between the Company and J. Daniel Mohr (5)

10.4	Restricted Stock Agreement dated May 5, 2006 by and between the Company and J. Daniel Mohr(6)

10.5

Amended and Restated Declaration of Trust dated as of September 21, 2006, among Alliance Financial Corporation, as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and J. Daniel Mohr, John H. Watt, Jr. , and Jack H. Webb, as administrators(8)

10.6	Guarantee Agreement dated as of September 21, 2006, between Alliance Financial Corporation, as guarantor, and Wilmington Trust Company, as guarantee trustee (9)

31.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(10)

31.2	Certification of J. Daniel Mohr, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(10)

32.1

Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)

32.2	Certification of J. Daniel Mohr, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)

(1)

Incorporated herein by reference to the exhibit with the same number to the Registration Statement on Form S-4 (Registration No. 333-62623) of the Company filed with the Securities and Exchange Commission on August 31, 1998.

(2)	Incorporated herein by reference to exhibit number 3-2 to the Current Report on Form 8-K of the Company (File No. 0-15366) filed with the Commission on September 3, 2004.

(3)	Incorporated herein by reference to exhibit 10.1 to the Current Report on Form 8-K of the Company (File No. 0-15366) filed with the Commission on April 24, 2006.

(4)	Incorporated herein by reference to exhibit 10.1 to the Current Report on Form 8-K of the Company (File No. 0-15366) filed with the Commission on May 5, 2006.

(5)	Incorporated herein by reference to exhibit 10.2 to the Current Report on Form 8-K of the Company (File No. 0-15366) filed with the Commission on May 5, 2006.

(6)	Incorporated herein by reference to exhibit 10.3 to the Current Report on Form 8-K of the Company (File No. 0-15366) filed with the Commission on May 5, 2006.

(7)	Incorporated herein by reference to exhibit 4.1 to the Current Report on Form 8-K of the Company (File No. 0-15366) filed with the Commission on September 26, 2006.

(8)	Incorporated herein by reference to exhibit 10.1 to the Current Report on Form 8-K of the Company (File No. 0-15366) filed with the Commission on September 26, 2006.

(9)	Incorporated herein by reference to exhibit 10.1 to the Current Report on Form 8-K of the Company (File No. 0-15366) filed with the Commission on September 26, 2006.

(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE FINANCIAL CORPORATION

DATE: November 8, 2006	/s/ Jack H. Webb

Jack H. Webb, Chairman of the Board, President and Chief Executive Officer

DATE: November 8, 2006	/s/ J. Daniel Mohr

J. Daniel Mohr, Treasurer and Chief Financial Officer