Form 10-K
period 2006-12-31
ALLIANCE FINANCIAL CORP /NY/
filed 2007-03-15
CIK 796317

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __

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

Title of Each Class: Common Stock, $1.00 par value per share
Name of each exchange on which registered: The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No ☒

As of June 30, 2006, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $100.0 million based on the closing sale price as reported on the NASDAQ Global Market.

The number of outstanding shares of the Registrant’s common stock, $1 par value per share, on March 7, 2007 was 4,791,309 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held on May 15, 2007 (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K.

Exhibit index is located on page 59 of 61.

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED
DECEMBER 31, 2006
ALLIANCE FINANCIAL CORPORATION

PART I

This Annual Report on Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations and business of Alliance Financial Corporation and its subsidiaries. These forward-looking statements include: statements of our goals, intentions and expectations; statements regarding our business plans and prospects and growth and operating strategies; estimates of our risks and future costs and benefits. These forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: an increase in competitive pressure in the banking industry; changes in the interest rate environment reduce margins; changes in the regulatory environment; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; changes in business conditions and inflation; fluctuations in the securities markets; changes occur in technology used in the banking business; the ability to maintain and increase market share and control expenses; the possibility that our trust business may fail to perform as currently anticipated; the possibility that we may fail to realize the anticipated benefits of the acquisition of Bridge Street Financial Inc.; and other factors detailed from time to time in the Company’s SEC filings.

Item 1 —Business

Available Information

The Company files annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at www.sec.gov.

The Company also makes available free of charge through its website (www.alliancebankna.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

General

Alliance Financial Corporation (the “Company” or “Alliance”) is a New York corporation and a registered financial holding company formed on November 25, 1998 as a result of the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc., which were incorporated May 30, 1986 and October 31, 1984, respectively. The Company is the holding company of Alliance Bank, N.A. (the “Bank”), which was formed as the result of the merger of First National Bank of Cortland and Oneida Valley National Bank on April 16, 1999.

The Bank provides financial services from 29 customer service facilities in the New York counties of Cortland, Madison, Oneida, Onondaga, Oswego, and from a Trust Administration Center in Buffalo, NY, in Erie County. Primary services include commercial, retail and municipal banking, consumer finance, mortgage financing and servicing, and trust and investment management services. The Bank has a substantially wholly-owned subsidiary, Alliance Preferred Funding Corp., which is engaged in residential real estate activity, and a wholly-owned subsidiary, Alliance Leasing, Inc., which is engaged in commercial leasing activity in over thirty states.

The Company formed Alliance Financial Capital Trust I and Alliance Financial Capital Trust II (collectively “Capital Trusts”) for the purpose of issuing corporation-obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company.

The Company’s administrative offices are located on the 18th Floor, AXA Tower II, 120 Madison St., Syracuse, New York. Banking services are provided at the administrative offices as well as at 29 customer service facilities located in Cortland, Madison, western Oneida, Onondaga, Oswego, and Erie counties.

On October 6, 2006, Alliance completed its acquisition of Bridge Street Financial, Inc. (“Bridge Street”) and its wholly-owned subsidiaries, Oswego County National Bank (“OCNB”) and Ladd’s Agency Inc. (“Ladd’s”), an insurance agency. In connection with the acquisition, Alliance issued approximately 1,292,000 shares of common stock valued at $38.1 million, and paid cash of $13.2 million for total merger consideration of $51.3 million. At the time of the acquisition, Bridge Street had $219.3 million in assets, $148.3 million in gross loans, and $169.2 million in deposits. In the acquisition, Bridge Street was merged into Alliance, Ladd’s became a wholly-owned subsidiary of Alliance, and Oswego County National Bank was merged into the Bank.

On February 18, 2005, the Bank acquired a portfolio of personal trust accounts and related assets under management from HSBC, USA, N.A. The Bank assumed the successor trustee role from HSBC on approximately 1,800 personal trust accounts and further assumed approximately $560 million in assets under management. Combined with its existing trust business the Bank now manages over 2,200 trust accounts and approximately $928 million of related investment assets. In connection with the acquisition, the Bank hired 13 trust professionals from HSBC and opened an office in Buffalo, New York, to manage the acquired accounts.

At December 31, 2006, the Company had 324 full-time equivalent employees, up from 265 full-time equivalent employees on December 31, 2005.

The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits.

Services

The Company offers full-service banking with a broad range of financial products to meet the needs of its commercial, retail, government, and trust customers. Depository account services include interest and non-interest-bearing checking accounts, money market accounts, savings accounts, time deposit accounts, and individual retirement accounts. The Company’s lending activities include the making of residential and commercial mortgage loans, business lines of credit, working capital facilities and business term loans, as well as installment loans, home equity loans, and personal lines of credit to individuals. Trust and investment department services include personal trust, employee benefit trust, investment management, custodial, and financial planning. Through UVEST Financial Services, member NASD/SIPC, the Bank provides financial counseling and brokerage services. The Company also offers safe deposit boxes, travelers checks, money orders, wire transfers, collection services, drive-up banking facilities, 24-hour night depositories, automated teller machines, 24-hour telephone banking, and on-line internet banking. Commercial equipment leasing services are offered through Alliance Leasing, Inc., a subsidiary of the Bank. Personal and commercial insurance products are offered on an agency basis through Ladd’s Agency, Inc., a multi-line insurance agency.

Competition

The Company’s business is extremely competitive. The Company competes not only with other commercial banks but also with other financial institutions such as thrifts, credit unions, money market and mutual funds, insurance agencies and companies, brokerage firms, and a variety of other financial services companies.

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

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and elected to become a financial holding company on June 21, 2006. As such, it is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Bank Holding Company Act and other federal laws subject bank and financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. A bank holding company that qualifies as a financial holding company can expand into a wide variety of services that are financial in nature, if its subsidiary depository institution is well-managed, well-capitalized and has received at least a “satisfactory” rating on its last CRA examination. Services that have been deemed to be financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities and merchant banking. The Bank Holding Company Act requires every financial holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by financial holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the financial holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a financial holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. In addition, any entity is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the Company’s outstanding common stock, or otherwise obtaining control or a “controlling influence” over the Company.

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Under Federal Reserve Board policy, a holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. The Federal Reserve Board may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. Any capital loans by the Company to its subsidiary bank would be subordinate in right of payment to depositors and to certain other indebtedness of the subsidiary bank.

The Company’s ability to pay dividends to its shareholders is primarily dependent on the ability of the Bank, the Company’s bank subsidiary, to pay dividends to the Company. The ability of both the Company and the Bank to pay dividends is limited by federal statutes, regulations and policies. For example, it is the policy of the Federal Reserve Board that holding companies should pay cash dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the holding company’s expected future needs and financial condition. The policy provides that holding companies should not maintain a level of cash dividends that undermines the holding company’s ability to serve as a source of strength to its banking subsidiaries. Furthermore, the Bank must obtain regulatory approval for the payment of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank’s net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. The Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations.

The Federal Reserve Board has established risk-based capital guidelines that are applicable to financial holding companies. The guidelines established a framework intended to make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and take off-balance sheet exposures into explicit account in assessing capital adequacy. The Federal Reserve Board guidelines define the components of capital, categorize assets into different risk classes, and include certain off-balance sheet items in the calculation of risk-weighted assets. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, less goodwill (“Tier 1 capital”). Banking organizations that are subject to the guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4.00% and a ratio of total capital to risk-weighted assets of at least 8.00%. The appropriate regulatory authority may set higher capital requirements when an organization’s particular circumstances warrant. The remainder (“Tier 2 capital”) may consist of a limited amount of subordinated debt, limited-life preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.” The Company’s Tier 1 and total risk-based capital ratios as of December 31, 2006 were 10.14% and 10.97%, respectively.

In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier 1 capital to quarterly average assets less goodwill (“Tier 1 leverage ratio”) of 3.00% for financial holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other financial holding companies are required to maintain a Tier 1 leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Company’s Tier 1 leverage ratio as of December 31, 2006 was 7.34%, which exceeded its regulatory requirement of 4.00%. The guidelines provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

The Gramm-Leach-Bliley Act (“Gramm-Leach”) permits, subject to certain conditions, combinations among banks, securities firms and insurance companies. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service including banking, securities underwriting, insurance (both underwriting and agency), and merchant banking. In order to engage in these additional financial activities, a financial holding company must qualify and register with the Federal Reserve Board, as the Company has, as a “financial holding company” by meeting certain higher standards for capital adequacy and management, with heavy penalties for noncompliance. Gramm-Leach establishes that the federal banking agencies will regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. Bank holding companies that wish to engage in expanded activities but do not wish to become financial holding companies may elect to establish “financial subsidiaries,” which are subsidiaries of national banks with expanded powers. Gramm-Leach permits financial subsidiaries to engage in the same types of activities permissible for nonbank subsidiaries of financial holding companies, with the exception of merchant banking, insurance and annuity underwriting and real estate investment and development. Merchant banking may be permitted after a five-year waiting period under certain regulatory circumstances. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers’ nonpublic, personal information.

Transactions between the holding company and its subsidiary bank are subject to Section 23A of the Federal Reserve Act and to the requirements of Regulation W. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries. Affiliate transactions are also subject to Section 23B of the Federal Reserve Act and to the requirements of Regulation W, which generally require that certain transactions between the holding company and its affiliates be on terms substantially the same, or at least as favorable to the banks, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. Among other things, federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA identifies the following capital categories for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Rules adopted by the federal banking agencies under FDICIA provide that an institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. FDICIA imposes progressively more restrictive constraints on operation, management, and capital distributions, depending on the capital category in which an institution is classified. At December 31, 2006, the Company and the Bank were in the well-capitalized category, based on the ratios and guidelines noted above.

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

The Federal Deposit Insurance Reform Act of 2005 was signed into law on February 8, 2006, and gives the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves. The reform legislation provides a credit to all insured institutions, based on the amount of their insured deposits at year-end 1996, to offset the premiums that they may be assessed; combines the BIF and SAIF to form a single Deposit Insurance Fund; increase deposit insurance to $250,000 for Individual Retirement Accounts; and authorizes inflation-based increases in deposit insurance on other accounts every 5 years, beginning in 2011. The FDIC also is directed to conduct studies regarding further deposit insurance reform.

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

The earnings of the Company are significantly affected by the monetary and fiscal policies of governmental authorities, including the Federal Reserve Board. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open-market operations in U.S. Government securities and federal funds, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, and the interest rates charged on loans and paid for deposits. The Federal Reserve Board frequently uses these instruments of monetary policy, especially its open-market operations and the discount rate, to influence the level of interest rates and to affect the strength of the economy, the level of inflation or the price of the dollar in foreign exchange markets. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect that they may have on the Company’s business and earnings. Pursuant to Title V of Gramm-Leach, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Under these rules, financial institutions must provide: initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates, annual notices of their privacy policies to current customers, and a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

As part of the USA Patriot Act of 2001, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”). IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, or other financial institutions. Pursuant to this statute, the Department of the Treasury has issued a number of regulations relating to enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions. Covered financial institutions also are barred from dealing with foreign “shell” banks. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. These regulations were also adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of “concentration accounts,” and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program. IMLAFATA also amends the Bank Holding Company Act and the Bank Merger Act to require federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

The Bank has in place a Bank Secrecy Act compliance program, and engages in very few transactions of any kind with foreign financial institutions or foreign persons.

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the law restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any nonaudit services being provided to an audit client require preapproval by the issuer’s audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, legal counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief financial officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

In 1970, the U. S. Congress enacted the Fair Credit Reporting Act (the “FCRA”) in order to ensure the confidentiality, accuracy, relevancy and proper utilization of consumer credit report information. Under the framework of the FCRA, the United States has developed a highly advanced and efficient credit reporting system. The information contained in that broad system is used by financial institutions, retailers and other creditors of every size in making a wide variety of decisions regarding financial transactions. Employers and law enforcement agencies have also made wide use of the information collected and maintained in databases made possible by the FCRA. The FCRA affirmatively preempts state law in a number of areas, including the ability of entities affiliated by common ownership to share and exchange information freely, and the requirements on credit bureaus to reinvestigate the contents of reports in response to consumer complaints, among others. By its terms, the preemption provisions of the FCRA were to terminate as of December 31, 2003. With the enactment of the Fair and Accurate Transactions Act (FACT Act) in late 2003, the preemption provisions of FCRA were extended, although the FACT Act imposes additional requirements on entities that gather and share consumer credit information. The FACT Act required the Federal Reserve Board and the Federal Trade Commission to issue final regulations within nine months of the effective date of the Act. A series of regulations and announcements have been promulgated, including a joint FTC/FRB announcement of effective dates for FCRA amendments, the FTC’s “Free Credit Report” rule, revisions to the FTC’s FACT Act Rules, the FTC’s final rules on identity theft and proof of identity, the FTC’s final regulation on consumer information and records disposal, the FTC’s final summaries and notices and a final rule on prescreen notices.

On March 1, 2005 the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. Trust preferred securities, however, will be subject to stricter quantitative limits. The rule provides that trust preferred securities, together with other “restricted core capital elements,” can be included in a bank holding company’s Tier 1 capital up to 25% of the sum of core capital elements, including “restricted core capital elements,” as defined in the rule. At December 31, 2006, the Company’s trust preferred securities comprised 23.1% of the sum of the Company’s core capital elements.

Item 1A — Risk Factors

There are risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected.

The Company is Subject to Interest Rate Risk

The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Net Interest Income” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A, Quantitative and Qualitative Disclosure About Market Risk located elsewhere in this report for further discussion related to the Company’s management of interest rate risk.

The Company is Subject to Lending Risk

There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as the State of New York and the entire United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

As of December 31, 2006, approximately 40.2% of the Company’s loan and lease portfolio consisted of commercial loans and leases net of unearned income. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. Commercial loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans and Leases” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial loans and leases.

The Company’s Allowance for Loan and Lease Losses May Be Insufficient

The Company maintains an allowance for loan and lease losses, which is an allowance established through a provision for loan and lease losses charged to expense, that represents management’s best estimate of probable losses that may be incurred within the existing portfolio of loans and leases. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan and lease portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, the Company will need additional provisions to increase the allowance for loan and lease losses. These increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loan Quality and the Allowance for Loan and Lease Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan and lease losses.

The Company’s Profitability Depends Significantly on Economic Conditions in Upstate New York

The Company’s success depends primarily on the general economic conditions of upstate New York and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the upstate New York counties of Cortland, Erie, Madison, Oneida, Onondaga and Oswego. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

The Company Operates In a Highly Competitive Industry and Market Area

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets where the Company operates. Additionally, various out-of-state banks continue to enter or have announced plans to enter the market areas in which the Company currently operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can. The Company’s ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•	The ability to expand the Company’s market position.

•	The ability to develop and maintain relationships with certain leasing intermediaries which provide a substantial portion of our leasing business.

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which the Company introduces new products and services relative to its competitors.

•	Customer satisfaction with the Company’s level of service.

•	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect the Company’s growth and profitability, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The Company Is Subject To Extensive Government Regulation and Supervision

The Company, primarily through its subsidiary bank, is subject to extensive federal regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1. Business, which is located elsewhere in this report.

The Company’s Controls and Procedures May Fail or Be Circumvented

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

New Lines of Business or New Products and Services May Subject the Company to Additional Risks

From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company Relies on Dividends from Its Subsidiary for Most of Its Revenue

The Company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiary bank. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on the Company’s debt. Various federal and/or state laws and regulations limit the amount of dividends that Alliance Bank may pay to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Alliance Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations or pay dividends on the Company’s common stock.

The inability to receive dividends from Alliance Bank could have a material adverse effect on the Company’s business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 19 – Dividends and Restrictions in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

The Company May Not Be Able To Attract and Retain Skilled People

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

In March 2007, the president of the Bank’s leasing subsidiary notified the Company of his intention to pursue an opportunity with another financial services company. The Company’s ability to replace this individual with the appropriate specialized skills in a timely manner may have an impact on the rate of growth of the leasing portfolio in the near-term.

The Company’s Information Systems May Experience an Interruption Or Breach In Security

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company Continually Encounters Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

Severe Weather, Natural Disasters, Acts of War or Terrorism and Other External Events Could Significantly Impact the Company’s Business

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s Articles of Incorporation, By-Laws and Shareholder Rights Plan As Well As Certain Banking Laws May Have an Anti-Takeover Effect

Provisions of the Company’s articles of incorporation and by-laws, federal banking laws, including regulatory approval requirements, and the Company’s stock purchase rights plan could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s stockholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common stock.

Item 1B. — Unresolved Staff Comments

Not applicable.

Item 2 — Properties

The Company conducts business in upstate New York State through 29 banking offices and two administration centers. The Company leases its corporate administrative center, located in Syracuse, NY. Eleven banking offices and one of the administrative centers are subject to leases and/or land leases. The other banking offices and administrative center are owned. The administrative center that we own was acquired from Bridge Street and is currently unoccupied. This property is classified with assets held for sale at December 31, 2006.

Item 3 — Legal Proceedings

In December of 1998, the Oneida Indian Nation (“The Nation”) and the U.S. Justice Department filed a motion to amend a long-standing land claim against the State of New York to include a class of 20,000 unnamed defendants who own real property in Madison County and Oneida County. An additional motion sought to include the Company as a representative of a class of landowners. On September 25, 2000, the United States District Court of the Northern District of New York rendered a decision denying the motion to include the landowners as a group, and thus, excluding the Company and many of its borrowers from the litigation. The State of New York, the County of Madison and the County of Oneida remain as defendants in the litigation. This ruling may be appealed by The Nation, and does not prevent The Nation from suing landowners individually, in which case the litigation could involve assets of the Company. On August 3, 2001, the Justice Department moved to amend its complaint to drop landowners as defendants. Management believes that, ultimately, the State of New York will be held responsible for these claims and that this matter will be settled without adversely impacting the Company, although to date efforts to settle this litigation have been unsuccessful.

The Company and its subsidiaries are subject to various claims, legal proceedings and matters that arise in the ordinary course of business. In management’s opinion, no pending action, if adversely decided, would materially affect the Company’s financial condition.

Item 4 — Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data

The common stock of the Company is listed on the NASDAQ Global Market under the symbol “ALNC.” Market makers for the stock include Ryan, Beck & Company (800-342-2325), Sandler O’Neill & Partners, L.P. (800-635-6851), and McConnell Budd & Romano (800-538-6957). There were 1,030 shareholders of record as of December 31, 2006. The following table presents stock prices for the Company for 2006 and 2005. Stock prices below are based on daily high and low closing prices for the quarter, as reported on the NASDAQ Global Market.

2006	High	Low	Dividend Declared

1st Quarter	$32.75	$30.26	$0.22
2nd Quarter	$31.00	$27.29	$0.22
3rd Quarter	$32.97	$29.51	$0.22
4th Quarter	$32.54	$29.85	$0.22

2005	High	Low	Dividend Declared

1st Quarter	$32.00	$29.50	$0.21
2nd Quarter	$31.84	$29.55	$0.21
3rd Quarter	$32.14	$29.01	$0.21
4th Quarter	$32.35	$29.81	$0.21

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

On September 28, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 5% of the Company’s outstanding common stock, or approximately 180,000 shares, over a 12-month period commencing on October 1, 2005. On October 5, 2006, the Company’s Board of Directors approved a six month extension of the repurchase program through March 2007. The following table provides information with respect to repurchases of the Company’s common stock in accordance with the repurchase plan during the fourth quarter ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased under the Plan

				126,312
10/1/06 – 10/31/06	—	—	—	126,312
11/1/06 – 11/30/06	90,182	$30.76	90,182	36,130
12/1/06 – 12/31/06	4,300	$30.77	4,300	31,830

Total	94,482	$30.76	94,482

Stock Performance Graph

The graph below matches Alliance Financial Corporation's cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S & P 500 index, the Russell 3000 index and the NASDAQ Bank index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2001 to 12/31/2006.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Alliance Financial Corporation	100.00	116.96	141.56	139.10	150.41	153.73
S&P 500	100.00	77.90	100.24	111.15	116.61	135.03
Russell 3000	100.00	78.46	102.83	115.11	122.16	141.35
SNL NASDAQ Bank	100.00	59.14	89.11	103.85	130.57	166.05

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6 — Selected Financial Data

Five-Year Comparative Summary

	December 31,

	2006	2005	2004	2003	2002

	(In thousands)
Selected Financial Condition Data
Total Assets	$1,272,967	$983,256	$893,934	$826,255	$774,950
Loans & leases	882,566	654,086	526,100	479,055	419,388
Allowance for loan and lease losses	7,029	4,960	5,267	6,069	5,019
Investment securities	263,987	267,494	319,758	299,031	308,806
Goodwill	33,456	—	—	—	—
Intangible assets, net	14,912	9,671	—	—	—
Deposits	935,596	739,118	623,121	561,400	546,653
Borrowings	179,650	150,429	181,854	178,483	154,667
Junior subordinated obligations	25,774	10,310	10,310	10,310	—
Shareholders’ equity	$109,506	$69,571	$68,896	$66,153	$62,953

Trust assets under management (Market value, not included in Total Assets)	$927,674	$862,504	$282,281	$252,621	$213,131

	Year ended December 31,

	2006	2005	2004	2003	2002

	(In thousands, except share and per share data)

Selected Operating Data
Interest income	$57,773	$46,425	$41,002	$40,158	$42,841
Interest expense	29,951	19,336	12,684	12,827	15,944

Net interest income	27,822	27,089	28,318	27,331	26,897
Provision for loan and lease losses	2,477	144	984	2,349	1,895

Net interest income after provision for loan and lease losses	25,345	26,945	27,334	24,982	25,002
Non-interest income	17,718	14,156	9,006	9,689	6,796

Total Operating income	43,063	41,101	36,340	34,671	31,798

Non-interest expense	33,990	31,440	27,159	23,868	22,536

Income before taxes	9,073	9,661	9,181	10,803	9,262
Income tax expense	1,762	2,154	1,926	2,792	2,351

Net Income	$7,311	$7,507	$7,255	$8,011	$6,911

Stock and Per Share Data
Basic earnings per share	$1.92	$2.09	$2.03	$2.28	$2.00
Diluted earnings per share	$1.88	$2.05	$2.00	$2.23	$1.98
Basic weighted average shares outstanding	3,804,711	3,593,864	3,565,226	3,510,074	3,448,431
Diluted weighted average shares outstanding	3,874,484	3,664,684	3,631,806	3,584,930	3,482,809
Cash dividends declared	$0.88	$0.84	$0.84	$0.94	$0.79
Dividend payout ratio (1)	46.8%	41.0%	42.0%	42.2%	39.9%
Book value	$22.81	$19.52	$19.29	$18.72	$18.23
Tangible book value	$12.74	$16.80	$19.29	$18.72	$18.23

(1)	Cash dividends declared per share divided by diluted earnings per share.

	Year ended December 31,

Selected Financial and Other Data (1)	2006	2005	2004	2003	2002

Performance Ratios:
Return on average assets	0.69%	0.80%	0.84%	1.01%	0.93%
Return on average equity	9.40%	10.75%	10.75%	12.34%	11.96%
Non-interest income to total income(2)	38.91%	34.35%	22.64%	23.82%	18.25%
Efficiency Ratio	74.63%	76.19%	74.19%	66.53%	68.49%

Rate/Yield Information:
Yield on earning assets	6.05%	5.47%	5.26%	5.65%	6.35%
Cost of funds	3.46%	2.48%	1.77%	1.95%	2.56%
Net interest rate spread	2.59%	2.99%	3.49%	3.70%	3.79%
Net interest margin (tax equivalent)(3)	3.02%	3.28%	3.69%	3.91%	4.05%

(1)	Averages presented are daily averages

(2)	Non-interest income (net of realized gains and losses on securities) divided by the sum of net interest income and non-interest income (net of realized gains and losses on securities

(3)	Tax equivalent net interest income divided by average earning assets

	At or for the Year ended December 31,

	2006	2005	2004	2003	2002

Asset Quality Ratios
Non-performing loans and leases to total loans and leases	0.30%	0.25%	0.53%	0.98%	0.38%
Non-performing assets to total assets	0.21%	0.17%	0.31%	0.57%	0.21%
Allowance for loan and lease losses to non-performing loans and leases	266.35%	304.67%	191.46%	130.43%	360.56%
Allowance for loan and lease losses to total loans and leases	0.80%	0.76%	1.00%	1.27%	1.20%
Net charge-offs to average loans and leases	0.23%	0.08%	0.36%	0.29%	0.33%

Equity Ratios
Average total shareholders’ equity to average total assets	7.37%	7.43%	7.82%	8.21%	7.79%
Tier 1 (core) capital	7.53%	7.42%	8.70%	8.92%	7.41%
Tier 1 risk-based capital	10.42%	10.93%	14.34%	14.70%	12.94%
Total risk-based capital	11.26%	11.72%	15.34%	15.93%	14.09%

Summarized quarterly financial information for the years ended December 31, 2006 and 2005 is as follows:

	Three months ended

	12/31/06	9/30/06	6/30/06	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05

	(Dollars in thousands, except share and per share data)

Total interest income	$17,433	$14,066	$13,565	$12,709	$12,584	$11,997	$11,228	$10,616
Total interest expense	9,248	7,604	6,925	6.174	5,743	5,265	4,515	3,813

Net interest income	8,185	6,462	6,640	6,535	6,841	6,732	6,713	6,803
Provision for loan losses	510	550	417	1,000	178	125	385	(544)
Non-interest income	5,476	4,170	4,041	4,031	3,899	3,724	3,583	2,949
Operating expense	10,756	7,688	7,723	7,823	8,457	7,734	7,633	7,615

Income before income taxes	2,395	2,394	2,541	1,743	2,105	2,597	2,278	2,681
Provision for income taxes	315	575	569	303	342	615	530	667

Net Income	$2,080	$1,819	$1,972	$1,440	$1,763	$1,982	$1,748	$2,014

Basic earnings per share	$0.44	$0.52	$0.56	$0.40	$0.49	$0.55	$0.49	$0.56
Diluted earnings per share	$0.43	$0.51	$0.54	$0.40	$0.48	$0.54	$0.48	$0.55
Basic weighted average shares outstanding	4,720,384	3,503,851	3,487,279	3,566,228	3,592,579	3,597,758	3,597,397	3,587,627
Diluted weighted average shares outstanding	4,801,544	3,585,204	3,638,442	3,639,637	3,664,305	3,669,419	3,668,813	3,663,242
Cash dividends declared per share	$0.22	$0.22	$0.22	$0.22	$0.21	$0.21	$0.21	$0.21
Net interest margin (tax equivalent)	3.08%	2.91%	3.05%	3.04%	3.19%	3.16%	3.32%	3.47%
Return on average assets	0.67%	0.72%	0.80%	0.59%	0.72%	0.82%	0.76%	0.91%
Return on average equity	8.31%	10.27%	11.30%	8.18%	9.97%	11.23%	10.14%	11.66%
Efficiency ratio	78.74%	72.31%	72.31%	74.04%	78.74%	73.97%	74.14%	78.09%

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Alliance Financial Corporation (the “Company”) is a financial holding company which owns and operates Alliance Bank, N.A., Alliance Financial Capital Trust I, Alliance Financial Capital Trust II (collectively the “Capital Trusts”) and Ladd’s Agency, Inc., a multi-line insurance agency. The Company provides financial services through its Bank subsidiary from 29 customer service facilities in the New York counties of Cortland, Madison, Oneida, Onondaga, Oswego, and from a Trust Administration Center in Buffalo, NY, in Erie County. Primary services include commercial, retail and municipal banking, consumer finance, mortgage financing and servicing, and trust and investment management services. The Capital Trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The Bank has a substantially wholly-owned subsidiary, Alliance Preferred Funding Corp., which is engaged in residential real estate activity, and a wholly-owned subsidiary, Alliance Leasing, Inc., which is engaged in commercial leasing activity in over 30 states.

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

Application of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management.

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan and lease losses, accrued income taxes, pensions and post-retirement obligations and the fair value analysis of goodwill and intangible assets to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Actual results could differ from those estimates.

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

The Company estimates its tax expense based on the amount it expects to owe the respective tax authorities. Taxes are discussed in more detail in Note 14 of the consolidated financial statements section of this report. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance in the context of the Corporation’s tax position. If the final resolution of taxes payable differs from our estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

The Company utilizes significant estimates and assumptions in determining the fair value of its intangible asset for purposes of impairment testing. The valuation requires the use of assumptions, including, among others, discount rates, rates of return on assets, account attrition rates and costs of servicing.

Comparison of Operating Results for the Year Ended December 31, 2006, 2005 and 2004

Earnings Summary and Executive Overview

Net income for 2006 was $7.3 million, a decrease of $196,000, or 2.6%, compared to net income of $7.5 million in 2005. Diluted earnings per share was $1.88 in 2006, down 8.3%, or $0.17 per share, compared to $2.05 per share in 2005. The decline in diluted earnings per share resulted primarily from the issuance of 1,292,000 shares of common stock in connection with the acquisition combined with incremental earnings from the acquisition being substantially offset by integration and closing costs.

A 12.1% increase in average interest earning assets offset a 26 basis point decrease in our net interest margin compared with 2005 caused largely by the flat yield curve throughout 2006, resulting in a modest 2.7% increase in net interest income. Non-interest income increased $3.6 million compared with 2005, resulting largely from our expanded trust business and higher service charges, while operating expenses increased $2.6 million due in large part to the acquisition of Bridge Street and the associated one-time and ongoing expenses. The provision for loan and lease losses increased $2.3 million in 2006 compared with 2005 due to the growth and changing mix of our loan and lease portfolio and to a higher level of charge-offs in 2006, including two relationships totaling $951,000 which were charged off in the first half of 2006.

Net income for 2005 was $7.5 million, an increase of $252,000, or 3.5%, compared to net income of $7.3 million in 2004. Diluted earnings per share for 2005 increased 2.5% to $2.05 per share, compared to $2.00 per share in 2004. Strong growth in the Bank’s earning assets in 2005, with average loans and leases up 17.5%, was funded by average deposit growth of 12.5%. The growth was achieved with a focus on building business and personal account balances across the Bank’s expanding branch network. The Bank’s strategic initiative to target branch expansion in Onondaga County, continued in 2005 with the fourth quarter opening of a de-novo branch and the relocation of another branch to a new facility in an improved location. Although growth in loans and deposits was strong in 2005, the continued rise in short-term market interest rates combined with a flattening yield curve compressed the Company’s net interest margin. As a result, the net interest margin declined to 3.28% in 2005 from 3.69% in 2004.

In February 2005, Alliance acquired a portfolio of personal trust accounts and related assets under management from HSBC, USA, N.A. and assumed the successor trustee role from HSBC on approximately 1,800 personal trust accounts and further assumed approximately $560 million in assets under management. The acquisition generated fee income in excess of $6 million in 2005 and increased non-interest income.

Net Interest Income

The net interest income of the Bank is the Company’s principal source of operating income for payment of overhead and providing for loan and lease losses. It is the amount by which interest and fees on loans and leases, investments, and other earning assets exceed the cost of deposits and other interest-bearing liabilities. Net interest income totaled $27.8 million in 2006, compared to $27.1 million in 2005, reflecting the favorable impact of the increase in average earning assets, which offset the effect of a lower net interest margin in 2006. Average earning assets increased $107.1 million in 2006, due largely to organic growth in our leasing and indirect loan portfolios, which increased $54.2 million and $32.6 million, respectively. The rest of our earning asset growth resulted from a combination of new loan originations and from assets acquired from Bridge Street in October 2006.

Net interest income declined $1.2 million or 4.3% in 2005 compared with 2004 due to a decrease in the Company’s net interest margin which offset average earning asset growth of $73.0 million or 9.0% in 2006. The Company’s 2005 tax equivalent net interest margin of 3.28% was down 41 basis points compared to 3.69% in 2004. The net interest margin compression in 2006 and 2005 was primarily the result of rising short-term market interest rates that increased the Bank’s cost of funds on a large percentage of its interest-bearing liabilities with short-term maturity or variable interest rate characteristics. The flattening of the yield curve provided less benefit to the yields on a significant percentage of the Company’s interest earning assets that have a pricing correlation with intermediate and longer-term market interest rates, and that rose less than short-term rates during the year.

Higher short-term interest rates and the persistently flat yield curve and periods of yield curve inversions over the past year, along with highly competitive deposit pricing and customer preference for higher yielding time deposits over savings and money market accounts continued to negatively impact our net interest margin in 2006. An increase in our earning asset yield of 58 basis points in 2006 compared with 2005 was offset by an increase in our cost of funds of 98 basis points over the same period. The net interest margin on a tax-equivalent basis was 3.02% in 2006, compared with 3.28% in 2005.

The average balance of our investment securities portfolio decreased $29.4 million in 2006 and $14.5 million in 2005 as we reinvested some of the cash flows from the portfolio in loans and leases with yields higher than those available in the types of securities we typically hold in our portfolio. As a result, investment securities comprised 26.3% of total average earning assets in 2006, down from 32.8% in 2005 and 37.6% in 2004.

Average loans and leases (net of unearned income) increased to 73.4% of average earning assets in 2006, from 66.7% in 2005 and 61.9% in 2004. The mix of our loan and lease portfolio also changed somewhat as a result of the strong growth in our leasing and indirect lending portfolios. Leases accounted for 9.1% of average loans and leases in 2006, compared with 4.1% in 2005 and 0.7% in 2004. Indirect loans were 18.2% of total loans and leases in 2006, up from 16.7% in 2005 and 13.6% in 2004.

Average loans and leases (net of unearned income) increased $138.1 million in 2006, with leases and indirect loans comprising 39.2% and 23.6%, respectively, of the increase. A large part of the growth in our leasing portfolio occurred during the second half of 2006, reflecting the success of our efforts to expand this business line. We originate leases through reputable, well-established middle market leasing companies, and through vendor and direct customer relationships, with an emphasis on the medical, education and municipal sectors. The leases are underwritten using our typical commercial credit standards, and the collateral securing the leases is generally readily marketable. The president of the Bank’s leasing subsidiary notified the Company in March 2007 of his intention to pursue an opportunity with another financial services company. The Company’s ability to replace this individual with the appropriate specialized skills in a timely manner may have an impact on the rate of growth of the leasing portfolio in the near-term.

The rate of growth in our indirect loan portfolio slowed in the second half of 2006 as we increased our indirect loan rates in an effort to slow the rate of growth in these loans, as highly competitive pricing and higher funding costs have negatively impacted the profitability of indirect lending. As a result, we anticipate the rate of growth in this portfolio in 2007 will be less than that of 2006.

Increases in average residential loans, which accounted for 19.5% of the increase in average loans and leases, and commercial loans (12.2% of the increase in average loans and leases) resulted from a combination of new loan originations and assets acquired from Bridge Street. Highly competitive lending conditions and ample availability of commercial financing in our market area has contributed to slower growth in our commercial loan portfolio in recent quarters. We expect this highly competitive lending environment will continue for the foreseeable future. Commercial lending continues to be an important part of our growth strategy, and we have realigned our commercial lending division and implemented a more focused business development strategy in an effort to increase the rate of growth in this portfolio in coming quarters.

Average loans and leases increased $87.5 million in 2005 compared with 2004 with leases and indirect auto loans accounting for 35.4% and 42.2%, respectively, of the total growth in average loans and leases. The growth in our lease portfolio reflects our efforts to expand this portion of our portfolio, as noted above. Average indirect auto loans in 2005 increased 33.4%, or $36.9 million, however the yield on this portfolio decreased 2 basis points in spite of a rising interest rate environment due largely to the highly competitive market for indirect auto loans in our market. Average commercial loans in 2005 increased $9.8 million, or 6.5%, when compared with the prior year. We experienced smaller rates of growth in our residential mortgage and commercial loan portfolios due to highly competitive market conditions. Average consumer loans increased 8.2% or $5.0 million in 2005 due largely to growth in home equity lines of credit.

Average deposits increased $105.1 million in 2006 and $77.7 million in 2005 due in large part to the expansion of our franchise through a de-novo branch strategy and the acquisition of Bridge Street in October 2006, and also from our business development activities which emphasizes obtaining the operating accounts of our commercial loan customers. Average deposits represented 83.5% of our total funding sources in 2006, up from 81.5% in 2005 and 79.3% in 2004. We have experienced significant growth in average demand deposits, which increased $27.3 million and $9.0 million in 2006 and 2005, respectively, and represented 23.4% of deposits in 2006, compared with 23.0% in 2005 and 24.4% in 2004. The increase in short-term interest rates and competition for deposits caused an increase in the rates we pay on short-term time accounts in 2005 and 2006. As a result, we began to see a movement of funds out of savings and money market accounts and into higher yielding short-term time accounts. Time accounts represented 46.9% of average total deposits in 2006, up from 42.4% in 2005 and 39.4% in 2004. Savings and money market accounts were 7.7% and 21.9% of average deposits in 2006, respectively, compared with 8.5% and 26.1%, respectively in 2005 and 10.4% and 25.8%, respectively, in 2004.

We expect that the highly competitive deposit pricing in our markets, along with the migration of savings and money market deposits to higher rate short-term time accounts, will continue for the foreseeable future. These conditions, along with the current inverted yield curve, are likely to continue to pressure our net interest margin in 2007.

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Interest income and yield information is adjusted for items exempt from federal income taxes and assumes a 34% tax rate. Nonaccrual loans have been included in the average balances. Securities are shown at average amortized cost.

	Years ended December 31,

	2006			2005			2004

	Avg. Balance	Amt. of Interest	Avg. Yield/ Rate	Avg. Balance	Amt. of Interest	Avg. Yield/ Rate	Avg. Balance	Amt. of Interest	Avg. Yield/ Rate

	(Dollars in thousands)
Assets:

Interest-earning assets:
Federal funds sold	$2,450	$149	6.08%	$4,094	$128	3.13%	$4,165	$45	1.08%
Taxable investment securities	185,234	7,744	4.18%	217,166	8,304	3.82%	236,917	9,313	3.93%

Nontaxable investment securities	75,410	4,683	6.21%	72,868	4,594	6.30%	67,578	4,410	6.53%

Residential real estate loans	205,527	12,438	6.05%	178,669	10,802	6.05%	173,829	10,793	6.21%

Commercial loans	170,870	13,459	7.88%	154,030	10,564	6.86%	145,101	8,691	5.99%

Non-taxable commercial loans	6,998	476	6.80%	7,036	417	5.92%	6,189	332	5.36%

Taxable leases (net of unearned income)	72,597	5,091	7.01%	27,375	1,834	6.70%	5,116	472	9.23%

Nontaxable leases (net of unearned income)	17,907	1,038	5.80%	8,894	518	5.83%	163	9	5.52%

Indirect auto loans	179,994	9,123	5.07%	147,364	6,909	4.69%	110,464	5,208	4.71%

Consumer loans	73,355	5,680	7.74%	65,744	4,235	6.44%	60,745	3,344	5.50%

Total interest-earning assets	$990,342	$59,881	6.05%	$883,240	$48,305	5.47%	$810,267	$42,617	5.26%
Non-interest-earning assets:
Other assets	73,276			62,338			54,840
Less: Allowance for loan and lease losses	(5,518)			(5,212)			(6,033)
Net unrealized (losses) gains on available-for-sale securities	(3,227)			(2)			3,707

Total	$1,054,873			$940,364			$862,781

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Demand deposits	$87,221	$519	0.60%	$80,463	$250	0.31%	$83,235	$230	0.28%
Savings deposits	62,412	339	0.54%	59,876	307	0.51%	64,793	322	0.50%
MMDA deposits	176,811	5,141	2.91%	182,905	3,955	2.16%	160,612	1.868	1.16%
Time deposits	378,402	16,161	4.27%	297,040	8,988	3.03%	245,747	6,257	2.55%
Borrowings(1)	145,140	6,647	4.58%	149,289	5,192	3.48%	152,839	3,548	2.32%

Junior subordinated obligations issued to unconsolidated subsidiary trusts	14,606	1,144	7.83%	10,310	644	6.25%	10,310	459	4.45%

Total interest-bearing liabilities	$864,592	$29,951	3.46%	$779,883	$19,336	2.48%	$717,536	$12,684	1.77%
Non-interest-bearing liabilities:
Demand deposits	101,266			80,757			68,949
Other liabilities	11,239			9,880			8,799
Shareholders’ equity	77,776			69,844			67,497

Total	$1,054,873			$940,364			$862,781

Net interest income (tax equivalent)		$29,930			$28,969			$29,933

Net interest margin (tax equivalent)			3.02%			3.28%			3.69%
Net interest rate spread			2.59%			2.99%			3.49%
Federal tax exemption on nontaxable investment securities, loans and leases included in interest income		$2,108			$1,880			$1,614

(1)	Includes mortgagors’ escrow funds.

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

	2006 Compared to 2005			2005 Compared to 2004

	Increase (decrease due to)			Increase (decrease due to)
	Volume	Rate	Net Change	Volume	Rate	Net Change

	(In thousands)
Federal funds sold	$(75)	$94	$19	$(2)	$86	$84
Taxable investment securities	(1,278)	718	(560)	(766)	(243)	(1,009)
Non-taxable investment securities	160	(69)	91	339	(156)	183
Real estate loans	1,624	12	1,636	297	(288)	9
Commercial loans	1,240	1,655	2,895	574	1,300	1,874
Non-taxable commercial loans	(2)	61	59	47	38	85
Taxable leases, net of unearned discount	3,100	157	3,257	1,773	(410)	1,363
Non-taxable leases, net of unearned discount	524	(4)	520	495	13	508
Indirect loans	1,592	622	2,214	1,735	(34)	1,701
Consumer loans	539	906	1,445	298	593	891

Total interest-earning assets	$7,424	$4,152	$11,576	$4,790	$899	$5,689

Interest-bearing demand deposits	30	239	269	(9)	29	20
Savings deposits	13	19	32	(24)	9	(15)
MMDA deposits	(154)	1,340	1,186	370	1,717	2,087
Time deposits	2,968	4,205	7,173	1,429	1,302	2,731
Borrowings	(165)	1,620	1,455	(105)	1,749	1,644
Junior subordinated obligations issued to unconsolidated subsidiary trusts	302	198	500	—	186	186

Total interest-bearing liabilities	$2,994	$7,621	$10,615	$1,661	$4,992	$6,653

Net interest income (tax equivalent)	$4,430	$(3,469)	$961	$3,129	$(4,093)	$(964)

Non-interest Income

The Company’s non-interest income is primarily derived from its subsidiary Bank, and is comprised of core components that include service charges on deposits, fees from trust and brokerage services, mortgage banking operations that include gains from sales and income from servicing, and other recurring operating income fees from normal banking operations, along with noncore components that primarily consist of net gains or losses from sales of investment securities.

The following table sets forth certain information on non-interest income for the years indicated:

	Years ended December 31,

	2006	2005	2004

	(In thousands)
Service charges on deposit accounts	$4,316	$2,957	$3,056
Trust and brokerage income	8,895	7,864	1,778
Bank-owned life insurance	455	402	810
Card-related fees	1,291	926	776
Insurance agency income	615	—	—
Rental income from operating leases	797	1,186	783
Gain on sale of loans	126	163	197
(Losses) gains on sale of securities available-for-sale	(2)	(19)	717
Other operating income	1,225	677	889

Total non-interest income	$17,718	$14,156	$9,006

Non-interest income was $17.7 million in 2006, which was an increase of $3.6 million or 25.2% compared with $14.2 million in 2005. Service charges on deposit accounts increased $1.4 million or 46.0% due primarily to the impact of changes we made to certain transaction fees in the fourth quarter of 2005, and also to fees earned on accounts acquired from Bridge Street. Trust and brokerage income increased $1.0 million or 13.1% compared with 2005 due to the timing of the acquisition of approximately $560 million of trust assets under management from HSBC, USA N.A., which closed in February 2005, and also to higher trust fees resulting from the positive returns on assets in 2006. Card related fees increased $365,000 in the year ended December 31, 2006 compared with the year ago period due primarily to higher customer debit card utilization and fees earned on former Bridge Street accounts. Insurance agency income totaling $615,000 represents revenue from the insurance subsidiary acquired in the Bridge Street transaction. Rental income from leases decreased $389,000 or 32.8% compared with 2005 due to the declining balance in our operating lease portfolio. We ceased originating operating leases in early 2004, and as a result, rental income declined steadily during 2006 and will cease in early 2007 (along with related depreciation expense on the leased assets). Other non-interest income increased $548,000 in 2006 compared with 2005, with approximately $168,000 resulting from non-recurring items. The balance of the increase in other non-interest income resulted primarily from increases in mortgage servicing fees and miscellaneous customer fees. Non-interest income (excluding loss on sales of securities) comprised 38.9% of revenue in 2006 up from 34.4% in 2005.

Non-interest income in 2005 increased $5.2 million, or 57.2% compared to 2004 due primarily to a $6.1 million increase in trust and brokerage income which resulted from the February 2005 acquisition of the trust assets from HSBC. Primarily as a result of the acquisition, the total market value of trust assets under management increased to more than $862 million at December 31, 2005 from approximately $282 million at the end of 2004. Income on bank-owned life insurance decreased in 2005 due to a higher level of death benefits received in 2004, and card-related fees increased 19.3% due to higher customer debit card utilization.

The following table sets forth certain information on operating expenses for the years indicated:

	Years ended December 31,

	2006	2005	2004

	(In thousands)
Salaries, wages, and employee benefits	$16,607	$17,150	$14,919
Building, occupancy, and equipment	6,460	5,746	5,295
Communication expense	744	603	614
Stationery and supplies expense	645	514	520
Marketing expense	1,128	921	603
Professional fees	3,239	2,385	1,676
Amortization of intangible assets	797	418	—
Directors’ fees	573	342	310
Postage expense	434	349	357
Other operating expense	3,363	3,012	2,865

Total operating expenses	$33,990	$31,440	$27,159

Non-interest expense was $34.0 million in the year ended December 31, 2006, up $2.6 million or 8.1% compared with $31.4 million in 2005. The increase in non-interest expense was due in large part to the acquisition of Bridge Street, except as noted below. Non-recurring merger and conversion expenses totaled approximately $1.0 million in the fourth quarter of 2006, and were primarily in professional fees, salaries and benefits, communications expense, stationery and supplies and marketing expense.

Salaries and benefits decreased $543,000 or 3.2% in 2006 compared with 2005 due primarily to efficiencies gained through the implementation of a new staffing model in the first quarter of 2006 being partially offset by salaries and benefits for employees of Bridge Street in the fourth quarter of 2006.

Occupancy and equipment expense increased $714,000 or 12.4% in 2006, due to a write-down of $174,000 on bank-owned property reclassified to assets held for sale in the fourth quarter and to expenses associated with properties acquired from Bridge Street. Also contributing to the increase were occupancy costs relating to additional branches in operation during the period.

Increases in communication expense, stationery and supplies, marketing and professional fees resulted largely from acquisition and conversion related activities. Also included in professional fees in 2006 was approximately $228,000 in consulting fees paid in the first quarter related to the personnel staffing model project.

Amortization of intangible assets increased $379,000 in 2006 compared with 2005 as a result of amortization of intangible assets established in connection with the Bridge Street acquisition.

Director fees increased $231,000 or 67.5% for the year due to an increase in the number of meetings in 2006 primarily related to the acquisition of Bridge Street and corporate governance matters, and an increase in the amount of earnings on directors deferred compensation which is tied to the book value of Alliance common stock.

Other operating expenses increased $351,000 or 11.7% due primarily to higher loan origination costs and ATM processing fees resulting primarily from increases in customer account and transaction volumes from organic growth and customers acquired from Bridge Street.

Non-interest expense increased $4.3 million, or 15.8%, in 2005 compared with 2004. In 2005, operating expenses included approximately $2.5 million related to servicing the trust portfolio acquired from HSBC, and approximately $700,000 in non-recurring severance costs and contract fees paid in connection with the personnel staffing project. The project was designed to revise work flows, streamline processes, and improve efficiency while at the same time reducing staff.

Salaries and associated benefit expenses in 2005 were up $2.2 million, or 15.0%, and represented 52.1% of the 2005 increase in total operating expense. The increase in salary and benefits expense related in large part to employees that were hired from HSBC in connection with the trust acquisition, an increase in staff supporting growth in the commercial leasing business, and employee severance costs incurred during the fourth quarter of the year. The total number of Company employees (full time equivalent) declined from 293 at the end of 2004 to 265 at the end of 2005, with the decline reflecting the results of the personnel staffing project.

The Company’s occupancy and equipment expense increased $451,000, or 8.5%, in 2005 compared with 2004, due largely to higher building lease expense from an increase in the number of customer service facilities and an increase in depreciation and amortization expense of capital assets supporting the expansion and growth of the Company’s business.

Marketing expense increased $318,000, or 52.7% in 2005 compared with the prior year due primarily to an expanded marketing program in support of our de-novo branching strategy and to the inception of an agreement with Onondaga County for naming rights to the county’s sports stadium designed to increase the Company’s name recognition in Central New York.

As a result of the HSBC trust acquisition, the Company expensed $418,000 in 2005 relating to the amortization of the intangible asset created in connection with the acquisition. The Company had no amortization expense related to intangible assets prior to 2005.

Provision for Income Tax

The Company’s effective tax rate for 2006, 2005 and 2004 was 19.4%, 22.3% and 21.0%, respectively. The decrease in the effective tax rate in 2006 compared with 2005 is primarily attributable to increased non-taxable interest and life insurance income relative to total pre-tax income. This increase resulted from the level of non-taxable investments obtained in the Bridge Street acquisition. The increase in the effective tax rate in 2005 compared with 2004 primarily reflects a decline in the percentage of non-taxable insurance income to pre-tax income. A reconciliation of the effective tax rate to the statutory tax rate is included in Note 14 to the consolidated financial statements.

ANALYSIS OF FINANCIAL CONDITION

Investment Securities

The investment portfolio is designed to provide a favorable total return utilizing low-risk, high-quality investments while at the same time assisting in meeting the liquidity needs of the Bank’s loan and deposit operations, and supporting the Company’s interest risk objectives. Our mortgage-backed securities portfolio is comprised of pass-through securities guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae. The Company classifies the majority of its investment securities as available-for-sale. The Company does not engage in securities trading or derivatives activities in carrying out its investment strategies.

The amortized cost of our investment portfolio was $265.7 million at December 31, 2006, down from $270.2 million at December 31, 2005 and $317.3 million at December 31, 2004. As discussed previously in this Form 10-K, a portion of the cash flows from our investment portfolio was used to fund loan growth.

The following table sets forth the amortized cost and market value for the Company’s available-for-sale securities portfolio:

	Years ended December 31,

	2006		2005		2004

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
U.S. Treasury obligations	$6,839	$6,420	$6,574	$6,105	$9,855	$9,283
U.S. government-sponsored corporations	62,178	61,452	66,456	65,302	88,342	88,289
Mortgage-backed securities	97,908	96,163	111,968	109,477	135,431	135,089
Obligations of states and political subdivisions	86,299	87,388	73,610	74,908	70,688	74,076
Federal Home Loan Bank and Federal Reserve Bank stock	7,985	7,985	6,508	6,508	8,037	8,037
Other equity securities	4,442	4,579	5,132	5,194	4,948	4,984

Total	$265,651	$263,987	$270,248	$267,494	$317,301	$319,758
Net unrealized (losses) gains on available-for-sale securities	(1,664)		(2,754)		2,457

Total carrying value	$263,987		$267,494		$319,758

The following table sets forth as of December 31, 2006, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the basis of the cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:

	At December 31, 2006

	Amount Maturing Within One Year or Less	Amount Maturing After One Year but Within Five Years	Amount Maturing After Five Years but Within Ten Years	Amount Maturing After Ten Years	Total Cost

	(In thousands)
U.S. Treasury obligations	$100	—	$6,739	—	$6,839
U.S. government-sponsored corporations	17,419	34,978	9,781	—	62,178
Mortgage-backed securities	22,916	57,157	12,265	5,570	97,908
Obligations of states and political subdivisions	922	27,961	51,062	6,354	86,299

Total available-for-sale portfolio value	$41,357	$120,096	$79,847	$11,924	$253,224

Weighted average yield at year end[1]	4.15%	4.23%	4.34%	4.58%	4.27%

(1)

Weighted average yields on the tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a marginal federal tax rate of 34%. These yields are an arithmetic computation of interest income divided by average balance and may differ from the yield to maturity, which considers the time value of money.

Loans and leases

The loan and lease portfolio is the largest component of the Bank’s earning assets and accounts for the greatest portion of total interest income. The Bank provides a full range of credit products through its branch network, its commercial department and its leasing subsidiary. Consistent with the focus on providing community banking services, the Bank generally does not attempt to diversify geographically by making a significant amount of loans to borrowers outside of the primary service area. Loans are internally generated and the majority of the lending activity takes place in the New York State counties of Cortland, Madison, Onondaga, Oneida, and Oswego. In addition, the Bank originates indirect auto loans in the western counties of New York State. The Bank’s leasing subsidiary originates the majority of its leases through reputable, well-established middle market leasing companies, and through vendor and direct customer relationships, with an emphasis on the medical and education sectors. The leases are underwritten using our typical commercial credit standards, and the collateral securing the leases is generally readily marketable. The business is conducted in over 30 states.

Total loans and leases, net of unearned income, increased $228.5 million in 2006. The acquisition of Bridge Street added gross loans totaling $142.3 million or 62.3% of the increase in loans and leases in 2006.

Commercial loans increased $61.2 million in 2006 and were $223.5 million at December 31, 2006 or 25.3% of total loans and leases, compared with $162.4 million (24.8% of total loans and leases) at December 31, 2005. The increase resulted from loans acquired from Bridge Street totaling $64.7 million (net of $2.4 million of loans sold in December), which offset a slight decrease in our commercial portfolio in 2006, due to highly competitive commercial lending conditions in our market.

The Company’s commercial lease portfolio (net of unearned income) increased $66.2 million in 2006 as a result of our continuing focus on developing this business line. Net leases totaled $131.3 million at the end of 2006, which represents 14.9% of total loans and leases, compared with $65.2 million (10.0% of total loans and leases) at December 31, 2005. The president of the Bank’s leasing subsidiary notified the Company in March 2007 of his intention to pursue an opportunity with another financial services company. The Company’s ability to replace this individual with the appropriate specialized skills in a timely manner may have an impact on the rate of growth of the leasing portfolio in the near-term.

Residential mortgages increased $67.3 million in 2006, and were $253.8 million or 28.8% of total loans and leases at December 31, 2006, compared with $186.6 million (28.5% of total loans and leases) at December 31, 2005. Residential mortgages totaling $57.9 million, or 86.0% of the increase in 2006, were acquired from Bridge Street. We do not offer non-traditional mortgages, such as interest-only or negative amortizing loans, due to the higher credit risk of these types of loans.

Indirect auto loans were $182.5 million, or 20.7% of total loans and leases at December 31, 2006, compared with $172.1 or 26.3% of total loans and leases at December 31, 2005. During the second quarter of 2006 we increased our indirect loan rates in an effort to slow the rate of growth in these loans, as highly competitive pricing and higher funding costs have negatively impacted the profitability of indirect lending. As a result, we anticipate the rate of growth in this portfolio will slow in coming quarters.

The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated:

	Years ended December 31,

	2006		2005		2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial loans	$223,527	25.3%	$162,351	24.8%	$154,188	29.3%	$147,647	30.8%	$139,555	33.3%
Leases, net of unearned income	131,338	14.9%	65,172	10.0%	13,762	2.6%	1,478	0.3%	141	0.0%
Residential real estate	253,825	28.8%	186,550	28.5%	176,666	33.6%	173,963	36.3%	153,148	36.5%
Indirect auto	182,528	20.7%	172,113	26.3%	117,623	22.4%	97,163	20.3%	68,811	16.4%
Consumer	91,348	10.3%	67,900	10.4%	63,861	12.1%	58,804	12.3%	57,733	13.8%

Total loans and leases	$882,566	100.0%	$654,086	100.0%	$526,100	100.0%	$479,055	100.0%	$419,388	100.0%

Less:
Allowance for loan and lease losses	(7,029)		(4,960)		(5,267)		(6,069)		(5,019)

Net Loans and Leases	$875,537		$649,126		$520,833		$472,986		$414,369

The following table shows the amount of loans and leases outstanding as of December 31, 2006, which, based on remaining scheduled payments of principal, are due in the periods indicated:

	Maturing within one year or less	Maturing after one but within five years	Maturing after five but within ten years	Maturing after ten years	Total

	(In thousands)
Commercial	$69,023	$73,158	$43,824	$37,522	$223,527
Leases, net of unearned income	36,481	88,427	6,430	—	131,338
Residential real estate	22,392	83,068	92,554	55,811	253,825
Indirect auto	54,106	127,279	1,143	—	182,528
Consumer	10,205	31,004	42,423	7,716	91,348

Total loans & leases, net of unearned income	$192,207	$402,936	$186,374	$101,049	$882,566

The following table sets forth the sensitivity of the loan amounts due after one year to changes in interest rates, as of December 31, 2006:

	Fixed Rate	Variable Rate

	(In thousands)

Due after one year, but within five years	$335,433	$67,503

Due after five years	186,352	101,071

Loan Quality and the Allowance for Loan and Lease Losses

The following table represents information concerning the aggregate amount of non-performing assets:

	December 31,

	2006	2005	2004	2003	2002

	(In thousands)
Non-accrual loans and leases:
Commercial	$1,248	$1,103	$2,116	$3,987	$755
Leases	99	—	—	—	—
Residential real estate	298	12	168	—	—
Indirect auto	63	74	90	97	60
Consumer	141	169	60	93	38

Total non-accrual loans and leases	$1,849	$1,358	$2,434	$4,177	$853

Accruing loans and leases past due 90 days or more	790	270	317	476	539

Total non-performing loans	$2,639	$1,628	$2,751	$4,653	$1,392
Other real estate owned and other repossessed assets	—	6	53	24	198

Total non-performing assets	$2,639	$1,634	$2,804	$4,677	$1,590

Total non-performing loans and leases to total loans and leases	0.30%	0.25%	0.53%	0.98%	0.38%
Total non-performing assets to total assets	0.21%	0.17%	0.31%	0.57%	0.21%
Allowance for loan and lease losses to non-performing loans and leases	266.35%	304.67%	191.46%	130.43%	360.56%
Allowance for loan and lease losses to total loans and leases	0.80%	0.76%	1.00%	1.27%	1.20%

Non-performing assets, defined as nonaccruing loans and leases plus loans and leases 90 days or more past due, along with other real estate owned and other repossessed assets as of December 31, 2006 were $2.6 million, up $1.0 million, or 61.5%, compared to December 31, 2005. The increase in nonperforming loans resulted entirely from non-performing assets acquired from Bridge Street. The largest non-performing loan at year-end was an $855,000 commercial line of credit that we acquired from Bridge Street. Payments are being made in accordance with the contractual terms of the agreement, however, the facility, which is secured by a first-lien on accounts receivable, has been placed on non-accrual status while the terms of an extension of the facility are negotiated. A number of small relationships make up the remaining balance of nonperforming loans, the largest of which is a $119,000 commercial loan.

The allowance to non-performing loans and leases ratio declined 266.4% at December 31, 2006, compared with 304.7% at December 31, 2005. Total delinquencies, defined as loans and leases 30 days or more past due and nonaccruing, were 1.84% of total loans and leases outstanding as of December 31, 2006, compared to 1.32% at the end of 2005.

The Bank has a loan and lease review program that it believes takes a conservative approach to evaluating nonperforming loans and leases and the loan and lease portfolio in general. The loan and lease review program continually audits the loan and lease portfolio to confirm management’s loan and lease risk rating system, and tracks problem loans and leases to ensure compliance with loan and lease policy underwriting guidelines, and to evaluate the adequacy of the allowance for loan and lease losses.

The Bank’s policy is to place a loan or lease on nonaccrual status and recognize income on a cash basis when a loan or lease is more than 90 days past due, unless in the opinion of management, the loan or lease is well secured and in the process of collection. The impact of interest not recognized on nonaccrual loans and leases was $40,000 in 2006, $75,000 in 2005, and $267,000 in 2004. The Bank considers a loan or lease impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on fair value of the collateral. As of December 31, 2006 and 2005, there were no impaired loans or leases for which specific valuation allowances had been recorded.

The allowance for loan and lease losses represents management’s best estimate of probable loan and lease losses in the Bank’s loan and lease portfolio. Management’s quarterly evaluation of the allowance for loan and lease losses is a comprehensive analysis that builds a total reserve by evaluating the risks within each loan and lease type, or pool of similar loans and leases. The Bank uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates a reserve for each pool based on the most recent three-year loss rate, adjusted to reflect the expected impact that current trends regarding loan growth, delinquency, losses, economic conditions, loan concentrations, policy changes and current interest rates are likely to have. For commercial loan and lease pools, the Bank establishes a specific reserve allocation for all loans and leases in excess of $150,000 which have been risk rated under the Bank’s risk rating system, as substandard or doubtful. The specific allocation is based on the most recent valuation of the loan or lease collateral. For all other commercial loans and leases, the Bank uses the general allocation methodology that establishes a reserve for each risk rating category. The general allocation methodology for commercial loans and leases considers the same qualitative factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management’s best estimate of the probable loan and lease losses in the Bank’s loan and lease portfolio. Loans and leases are charged against the allowance for loan and lease losses, in accordance with the Bank’s loan and lease policy, when they are determined by management to be uncollectible. Recoveries on loans and leases previously charged off are credited to the allowance for loan and lease losses when they are received. When management determines that the allowance for loan and lease losses is less than adequate to provide for potential losses, a direct charge is made to operating income.

The following table summarizes loan and lease balances at the end of each period indicated and the daily average amount of loans and leases. Also summarized are changes in the allowance for loan and lease losses arising from loans and leases charged off, recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense.

	Years ended December 31,

	2006	2005	2004	2003	2002

	(In thousands)
Balance at beginning of year	$4,960	$5,267	$6,069	$5,019	$4,478
Loans and leases charged-off:
Commercial loans	689	393	1,271	487	367
Leases	560	—	—	—	—
Residential real estate	33	39	123	62	63
Indirect auto	195	296	531	787	1,061
Consumer	913	360	265	333	303

Total loans and leases charged off	2,390	1,088	2,190	1,669	1,794
Recoveries of loans and leases previously charged off:
Commercial loans	59	209	52	53	82
Residential real estate	1	45	10	—	9
Indirect auto	213	191	218	193	235
Consumer	412	192	124	124	114

Total recoveries	685	637	404	370	440

Net loans and leases charged off	1,705	451	1,786	1,299	1,354
Provision for loan and lease losses	2,477	144	984	2,349	1,895
Allowance acquired from Bridge Street Financial Inc.	1,297	—	—	—	—

Balance at end of year	$7,029	$4,960	$5,267	$6,069	$5,019

The allowance for loan and lease losses at December 31, 2006 was $7.0 million, or 0.80% of loans and leases outstanding compared to $5.0 million or 0.77% of loans and leases outstanding at December 31, 2005. The provision for loan and lease losses was $2.5 million in 2006, compared with $144,000 in 2005. Net charge-offs were $1.7 million in 2006, compared with $451,000 in 2005. The increased level of provisions in 2006 is a reflection of the growth and changing mix of our loan and lease portfolio and higher charge-offs. Two commercial relationships comprised approximately 40% of total charge-offs in 2006., The allowance for loan losses was also increased in 2006 by the $1.3 million of loan loss allowances that was acquired in the acquisition of Bridge Street in the fourth quarter of 2006. Net charge offs in 2005 declined 74.7% compared with 2004, to $451,000 from $1.8 million, and the ratio of net charge-offs to average loans and leases fell to 0.08% from 0.36% for the comparable periods. The decline in the 2005 loss rate reflected a reduction of $1.0 million in net commercial loan losses, and a $208,000, reduction in indirect auto loan losses compared with 2004. Net charge-offs in 2004 were significantly impacted by the charge-off of $1.2 million taken on a single commercial loan. The decline in the indirect auto loan loss rate over the past five years reflects a tightening of the Bank’s loan underwriting guidelines in 2001 combined with an effective collection program over the period.

The allowance for loan and lease losses has been allocated within the following categories of loans and leases at the dates indicated (Dollars in thousands):

	December 31,

	2006		2005		2004		2003		2002

	Amount of Allowance	Percent	Amount of Allowance	Percent	Amount of Allowance	Percent	Amount of Allowance	Percent	Amount of Allowance	Percent

Commercial	$3,143	44.71%	$2,521	50.83%	$2,714	51.53%	$3,091	50.93%	$2,575	51.31%
Leases	1,468	20.88%	385	7.76%	51	0.97%	—	—	—	—
Residential real estate	969	13.79%	653	13.17%	689	13.08%	608	10.01%	361	7.19%
Indirect auto	785	11.17%	1,099	22.16%	1,447	27.47%	1,879	30.96%	1,551	30.90%
Consumer	664	9.45%	302	6.08%	366	6.95%	491	8.10%	532	10.60%

Total	$7,029	100.0%	$4,960	100.00%	$5,267	100.00%	$6,069	100.00%	$5,019	100.00%

The allowance for loan and lease losses is allocated according to the amount deemed to be reasonably necessary to provide for the probable losses within each category of loans and leases. Increases in the amount allocated to the commercial and lease portfolios reflect the higher outstanding balances of these portfolios coupled with the higher inherent risk of these portfolios compared with residential and consumer lending. During 2006, strong credit quality the indirect auto loan portfolio, as evidenced by net recoveries of $18,000 in 2006, resulted in a reduction in the allocation of the allowance to the indirect portfolio, in spite of 6.1% growth in the portfolio during the year.

Deposits and Other Borrowings

The Company’s deposits are acquired through the Bank and represent its primary source of funds. The deposit base is comprised of demand deposit, savings and money market accounts, and time deposits that are primarily provided by individuals, businesses, and local governments within the communities served. The Bank continuously monitors market pricing, competitors’ rates, and internal interest rate spreads to maintain and promote growth and profitability.

The following table sets forth the composition of the Company’s deposits by business line at year-end:

	December 31, 2006					December 31, 2005

	Retail	Commercial	Municipal	Total	Percent	Retail	Commercial	Municipal	Total	Percent

Non-interest checking	$34,236	$90,667	$4,672	$129,575	13.9%	$18,217	$68,674	$4,992	$91,883	12.5%
Interest checking	69,642	9,083	15,094	93,819	10.0%	60,150	8,661	11,725	80,536	10.9%

Total checking	103,878	99,750	19,766	223,394	23.9%	78,367	77,335	16,717	172,419	23.4%

Savings	77,751	6,436	1,701	85,888	9.2%	49,501	3,979	1,734	55,214	7.5%
Money market	76,771	39,709	72,662	189,142	20.2%	80,870	29,809	66,215	176,894	23.9%
Time deposits	367,751	27,876	41,545	437,172	46.7%	260,247	22,462	51,882	334,591	45.2%

Total deposits	$626,151	$173,771	$135,674	$935,596	100.0%	$468,985	$133,585	$136,548	$739,118	100.0%

Total deposits were $935.6 million at December 31, 2006, an increase of $196.5 million from December 31, 2005. Checking accounts increased $51.0 million in the year ended December 31, 2006, of which $39.6 million was attributable to accounts acquired from Bridge Street. In addition, increases in commercial and retail checking deposits in 2006 resulted in large part to the success of our ongoing business development efforts and our expanded branch network. Savings and money market accounts increased $42.9 million in 2006, after giving effect to the $79.2 million of accounts acquired form Bridge Street. Time accounts increased $102.6 million, including $49.6 million acquired form Bridge Street, in 2006. The increase in time accounts is a trend over the past two years that mirrors a decreasing trend in savings and money market accounts (exclusive of the accounts acquired from Bridge Street) as customers have favored higher rate, short-term time accounts over lower rate savings and money market accounts. We expect the intense competition for deposits in our market area will continue for the foreseeable future, which, along with the significant difference between higher yielding short term-time account rates and savings and money market rates, may result in a continuing migration of savings and money market accounts to time accounts.

Time deposits in excess of $100,000, which are more volatile and sensitive to interest rates, totaled $127.4 million at December 31, 2006, representing 29.1% of total time deposits and 13.6% of total deposits. These deposits totaled $113.8 million, representing 34% of total time deposits and 15.4% of total deposits at year-end 2005.

The following table indicates the amount of the Company’s time deposits of $100,000 or more by time remaining until maturity as of December 31, 2006 (in thousands):

Less than three months	$38,286
Three months to six months	33,198
Six months to one year	34,449
Over one year	21,501

Total	$127,434

The Bank offers retail repurchase agreements primarily to its larger business customers. Under the terms of the agreements, the Bank sells investment portfolio securities to the customer and agrees to repurchase the securities on the next business day. The Bank uses this arrangement as a deposit alternative for its business customers. As of December 31, 2006, retail repurchase agreement balances amounted to $42.0 million compared to balances of $32.9 million at December 31, 2005. During 2006, the Bank utilized collateralized repurchase agreements with various brokers and advances from the Federal Home Loan Bank of New York (FHLB) as alternative sources of funding and as a liability management tool. At December 31, 2006, the combination of repurchase agreements and FHLB advances were $136.5 million, compared to $117.5 million at December 31, 2005. Detailed information regarding the Company’s borrowings is included in Note 9 in the consolidated financial statements section of this report.

In December 2003, the Company formed Alliance Financial Capital Trust I, a wholly owned subsidiary of the Company. The trust was formed for the purpose of issuing $10.0 million of Company-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debentures held by the trust are the sole assets of that trust. Distributions on the capital securities issued by the trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by the trust. The capital securities have a variable annual coupon rate that resets quarterly based upon three-month LIBOR plus 285 basis points (8.23%). The capital securities have a 30-year maturity and are redeemable at par in January 2009 and any time thereafter.

In September 2006, the Company formed Alliance Financial Capital Trust II, a wholly-owned subsidiary of the Company. The trust was formed for the purpose of issuing $15.0 million of Company-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debentures held by the trust are the sole assets of that trust. Distributions on the capital securities issued by the trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by the trust. The capital securities have a variable annual coupon rate that resets quarterly based upon three-month LIBOR plus 165 basis points (7.01%). The capital securities have a 30-year maturity and are redeemable at par in September 2011 and any time thereafter.

Capital

Shareholders’ equity was $109.5 million at December 31, 2006, compared with $69.6 million at December 31, 2005. Shareholders’ equity was increased by $38.1 million from the issuance of common stock (862,856 new shares and 428,956 shares from treasury) in connection with the acquisition of Bridge Street, and by net income for 2006 of $7.3 million. Shareholders’ equity was reduced by dividends declared in 2006 totaling $3.4 million, and by the repurchase of 94,482 shares of Alliance common stock in the fourth quarter at a total cost of $2.9 million. There remains 31,830 shares available for repurchase as of December 31, 2006 under the previously announced program. Shareholders’ equity was further reduced by $994,000 (net of deferred taxes) upon the adoption by the Company of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” as of December 31, 2006. The adoption of this statement had no effect on our regulatory capital ratios.

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of the Bank, that supports growth and expansion activities while at the same time exceeding regulatory standards. Capital adequacy in the banking industry is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. At December 31, 2006, the Company exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized institution.” A more comprehensive analysis of regulatory capital requirements, including ratios for the Company, is included in Note 22 in the consolidated financial statements.

Liquidity

The Company’s liquidity is primarily measured by the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows of deposits, and to take advantage of market interest rate opportunities. Funding of loan and lease requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases, and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Management Committee (ALCO) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of December 31, 2006, that liquidity as measured by the Bank is in compliance with its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the FHLB, and securities sold under repurchase agreements. During the 12 months ended December 31, 2006, cash and cash equivalents increased by $4..5 million as net cash provided by operating activities and deposit and financing activities of $63.6 million exceeded the net cash used in lending and investing activities of $59.1 million. Net cash provided by deposit and financing activities reflects a net increase in deposits of $24.0 million, an increase in subordinated obligations of $15.5 million and a net increase in borrowings of $5.5 million. Net cash used in lending and investing activities reflects a net increase in loans of $87.6 million, a net reduction in investment securities of $43.6 million, a net increase in premises and equipment of $2.0 million, and $13.2 million used for the acquisition of Bridge Street.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of December 31, 2006, the Bank’s credit limit with the FHLB was $195.9 million, with outstanding borrowings in the amount of $136.5 million.

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due In

Contractual obligation	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total

		(Dollars in thousands)
Time deposits*	10	$360,638	$70,080	$6,454	$—	$437,172
Federal funds purchased and agreements to repurchase securities*	11	56,473	—	—	—	56,473
Short-term borrowings*	11	25,000	—	—	—	25,000
Junior subordinated obligations issued to unconsolidated subsidiaries*	12	—	—	—	25,774	25,774
Long-term borrowings*	11	15,700	32,477	10,000	40,000	98,177
Operating leases	19	900	1,693	1,595	3,926	8,114
Purchase obligations	19	140	344	344	2,052	2,880

Total		$457,776	$124,594	$18,394	$52,827	$653,591

*	Excludes interest

The Company also has obligations under its postretirement plan as described in Note 16 to the consolidated financial statements. The postretirement benefit payments represent actuarially determined future benefit payments to eligible plan participants.

Commitments and Off-Balance Sheet Arrangements

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

The following table details the amounts and expected maturities of significant commitments and off-balance sheet arrangements as of December 31, 2006. Further discussion of these commitments and off-balance sheet arrangements is included in Note 19 to the consolidated financial statements.

Commitments to extend credit:	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total

	(Dollars in thousands)
Commercial loans and leases	$52,067	$10,467	$1,431	$7,447	$71,412
Residential real estate	7,587	—	—	—	7,587
Revolving home equity lines	1, 356	6,904	11,461	26,729	46,450
Consumer revolving credit	9,728	—	—	—	9,728
Standby letters of credit	2,663	—	—	—	2,663

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB's stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.

This Statement is effective for the Company as of January 1, 2008. The Company is currently analyzing the effects of this statement and the impact on the Company’s financial conditions or results of operations has not yet been determined.

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

This Statement is effective for the Company as of January 1, 2007, and the requirements for recognition and initial measurement of servicing assets and servicing liabilities will be applied prospectively to all transactions after the effective date of this Statement. The impact on the Company’s financial conditions or results of operations is not expected to be significant.

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

The Bank’s Asset Liability Management Committee (ALCO) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The policies and guidelines established by ALCO are reviewed and approved by the Company’s Board of Directors.

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

Earnings Simulation Modeling

Net interest income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening of the yield curve would result in increased earnings as investment margins widen. The model requires management to make assumptions about how the balance sheet is likely to evolve though time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Bank’s loans. Noncontractual deposit growth rates and pricing are modeled on historical patterns. Interest rates of the various assets and liabilities on the balance sheet are assumed to change proportionally, based on their historic relationship to short-term rates. The Bank’s guidelines for risk management call for preventative measures to be taken if the simulation modeling demonstrates that an instantaneous 2% increase or decrease in short-term rates over the next 12 months would adversely affect net interest income over the same period by more than 15% when compared to the stable rate scenario. At December 31, 2006, based on the results of our simulation model and assuming that management does not take action to alter the outcome, the Bank would expect net interest income to decline 9.9% if short-term interest rates increase by 2%, and increase 9.1% if short-term interest rates decline by 2%. By comparison, at December 31, 2005, based on the results of our simulation model, and assuming that management did not take action to alter the outcome, the Bank expected net interest income to decrease 10.7% if short-term interest rates increase by 2%, and increase 9.7% if short-term interest rates decline by 2%.

Net Present Value Estimation

The Net Present Value of Equity (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of the asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The Company’s NPV analysis models both an instantaneous 2% increasing and 2% decreasing interest rate scenario comparing the NPV in each scenario to the NPV in the current rate scenario. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. The NPV measure assumes a static balance sheet versus the growth assumptions that are incorporated into the earnings simulation measure, and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation model. As with earnings simulation modeling, assumptions about the timing and the variability of balance sheet cash flows are critical in NPV analysis. Particularly important are assumptions driving mortgage prepayments in both the loan and investment portfolios, and changes in the noncontractual deposit portfolios. These assumptions are applied consistently in both models. Based on the December 31, 2006 NPV analysis, a 2% instantaneous increase in interest rates was estimated to increase NPV by 5.6%. NPV was estimated to decrease 10.09% if rates immediately declined by 2%. The Company’s policy guidelines limit the amount of the estimated decline/increase to 25% in a 2% rate change scenario. By comparison, the December 31, 2005 NPV analysis estimated a 2% instantaneous increase in interest rates would decrease NPV by 7.7%. NPV was estimated to increase 1.9% if rates immediately declined by 2%.

Item 8 — Financial Statements and Supplementary Data

Alliance Financial Corporation and Subsidiaries Consolidated Balance Sheets December 31, 2006 and 2005

	2006	2005

	(Dollars in thousands)
Assets
Cash and due from banks	$27,398	$17,972
Federal funds sold	—	4,906

Securities available for sale	256,752	261,368
Federal Home Loan Bank of NY (“FHLB”) Stock	7,235	6,126

Total loans and leases, net of unearned income	882,566	654,086
Less allowance for loan and lease losses	7,029	4,960

Net loans and leases	875,537	649,126

Premises and equipment, net	20,125	13,032
Accrued interest receivable	4,605	3,915
Bank-owned life insurance	16,449	9,565
Assets held for sale	2,367	—
Goodwill	33,456	—
Intangible assets, net	14,912	9,671
Other assets	14,131	7,575

Total assets	$1,272,967	$983,256

Liabilities and shareholders’ equity
Liabilities
Deposits
Non-interest bearing	129,575	91,883
Interest bearing	806,021	647,235

Total deposits	935,596	739,118

Borrowings	179,650	150,429
Accrued interest payable	2,651	2,261
Other liabilities	19,790	11,567
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	10,310

Total liabilities	1,163,461	913,685

Shareholders’ equity:
Preferred stock — par value $25.00 a share; 1,000,000 shares authorized, none issued; Common stock — par value $1.00 a share; 10,000,000 shares authorized, 4,894,994 and 3,978,601 shares issued, and 4,800,512 and 3,565,012 shares outstanding for 2006 and 2005, respectively	4,895	3,979
Surplus	38,986	11,185
Unamortized value of restricted stock	—	(1,453)
Undivided profits	70,658	66,740
Accumulated other comprehensive loss	(2,122)	(1,700)
Treasury stock, at cost; 94,482 and 413,589 shares, respectively	(2,911)	(9,180)

Total Shareholders’ Equity	109,506	69,571

Total Liabilities and Shareholders’ Equity	$1,272,967	$983,256

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2006, 2005 and 2004

	December 31,

	2006	2005	2004

	(In thousands, except per share data)
Interest Income
Interest and fees on loans and leases	$46,790	$34,960	$28,514
Federal funds sold and interest bearing deposits	148	129	45
Securities	10,835	11,336	12,443

Total Interest Income	57,773	46,425	41,002
Interest Expense
Deposits:
Savings accounts	339	307	322
Money market accounts	5,141	3,955	1,868
Time accounts	16,161	8,988	6,257
NOW accounts	519	250	230

Total	22,160	13,500	8,677
Borrowings:
Repurchase agreements	2,596	2,297	1,948
FHLB advances	4,052	2,895	1,600
Mortgagors’ escrow funds	4	—	—
Junior subordinated obligations	1,139	644	459

Total interest expense	29,951	19,336	12,684

Net interest income	27,822	27,089	28,318
Provision for loan and lease losses	2,477	144	984

Net interest income after provision for loan and lease losses	25,345	26,945	27,334
Non-interest income:
Trust and brokerage income	8,895	7,864	1,778
Insurance agency income	615	—	—
Service charges on deposit accounts	4,316	2,957	3,056
(Loss) gain on sale of securities available for sale	(2)	(19)	717
Gain on the sale of loans	126	163	197
Income from bank-owned life insurance	455	402	810
Card-related fees	1,291	926	776
Rental income from leases	797	1,186	783
Other non-interest income	1,225	677	818

Total non-interest income	17,718	14,156	9,006
Non-interest expense:
Salaries and employee benefits	16,607	17,150	14,919
Occupancy and equipment expense	6,460	5,746	5,295
Communication expense	744	603	614
Stationery and supplies expense	645	514	520
Marketing expense	1,128	921	794
Amortization of intangible assets	797	418	—
Professional fees	3,239	2,385	1,676
Other operating expense	4,370	3,703	3,341

Total non-interest expense	33,990	31,440	27,159

Income before income tax expense	9,073	9,661	9,181
Income tax expense	1,762	2,154	1,926

Net income	$7,311	$7,507	$7,255

Net income Per Common Share
Basic	$1.92	$2.09	$2.03
Diluted	$1.88	$2.05	$2.00

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2006, 2005 and 2004

	Issued and Outstanding Common Shares	Common Stock	Surplus	Unamortized Value of Restricted Stock	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Total

	(In thousands, except share and per share data)
Balance at December 31, 2003	3,534,761	$3,910	$9,268	$(563)	$57,976	$3,517	$(7,955)	$66,153
Comprehensive income:
Net income	—	—	—	—	7,255	—	—	7,255
Other comprehensive income, net of taxes	—	—	—	—	—	(2,099)	—	(2,099)
Total comprehensive income	—	—	—	—	—	—	—	5,156

Issuance of restricted stock	20,000	20	641	(661)	—	—	—
Amortization of restricted stock	—	—	—	177	—	—	—	177
Stock options exercised	17,111	17	389	—	—	—	—	406
Cash dividends, $.84 per share	—	—	—	—	(2,996)	—	—	(2,996)

Balance at December 31, 2004	3,571,872	3,947	10,298	(1,047)	62,235	1,418	(7,955)	68,896

Comprehensive income:
Net income	—	—	—	—	7,507	—	—	7,507
Other comprehensive income, net of taxes	—	—	—	—	—	(3,118)	—	(3,118)
Total comprehensive income	—	—	—	—	—	—	—	4,389

Issuance of restricted stock	24,500	24	754	(778)	—	—	—	—
Forfeiture of restricted stock	(3,582)	(3)	(108)	98	—	—	—	(13)
Amortization of restricted stock	—	—	—	274	—	—	—	274
Tax benefit of restricted stock plan	—	—	—	—	16	—	—	16
Stock options exercised	10,543	11	241	—	—	—	—	252
Tax benefit of stock-based compensation	—	—	—	—	—	—	—	—
Cash dividend, $.84 per share	—	—	—	—	(3,018)	—	—	(3,018)
Treasury stock purchased	(38,321)	—	—	—	—	—	(1,225)	(1,225)

Balance at December 31, 2005	3,565,012	3,979	11,185	(1,453)	66,740	(1,700)	(9,180)	69,571

Comprehensive income:
Net income	—	—	—	—	7,311	—	—	7,311
Other comprehensive income, net of taxes	—	—	—	—	—	572	—	572
Total comprehensive income	—	—	—	—	—	—	—	7,883

Cumulative effect of change in accounting for adoption of SFAS No. 158	—	—	—	—	—	(994)	—	(994)
Shares issued in purchase of Bridge Street Financial Inc.	1,291,812	863	27,518	—	—	—	9,676	38,057
Issuance of restricted stock	26,500	27	789	(816)	—	—	—	—
Forfeiture of restricted stock	(19,995)	(21)	(594)	503	—	—	—	(112)
Amortization of restricted stock	—	—	—	332	—	—	—	332
Tax benefit of restricted stock plan	—	—	—	—	22	—	—	22
Stock options exercised	47,032	47	1,080	—	—	—	—	1,127
Tax benefit of stock-based compensation	—	—	442	—	—	—	—	442
Cash dividends, $.88 per share	—	—	—	—	(3,415)	—	—	(3,415)
Treasury stock purchased	(109,849)	—	—	—	—	—	(3,407)	(3,407)
Reclassification of unearned restricted stock awards to surplus in accordance with SFAS No. 123R (67,375 shares)	—	—	(1,434)	1,434	—	—	—	—

Balance at December 31, 2006	4,800,512	$4,895	$38,986	$—	$70,658	$(2,122)	$(2,911)	$109,506

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

	(In thousands)
Net income	$7,311	$7,507	$7,255
Other comprehensive income (loss) net of tax:
Net unrealized (losses) gains for the period, net of tax expense (benefit) of $455 in 2006, $(2,099) in 2005 and $(1,361) in 2004	645	(3,129)	(1,613)
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) expense of $(1) in 2006, $(8) in 2005 and $287 in 2004	1	11	(430)
Change in minimum pension liability	(74)	—	(56)

Total other comprehensive income (loss)	572	(3,118)	(2,099)

Comprehensive income	$7,883	$4,389	$5,156

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

	(In thousands)
Operating Activities:
Net income	$7,311	$7,507	$7,255
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,477	144	984
Depreciation expense	2,837	2,762	1,639
Decrease (increase) in surrender value of life insurance	(455)	(402)	132
Provision (benefit) for deferred income taxes	(1,353)	(272)	2,429
Accretion of investment security discounts and premiums, net	(195)	(105)	(280)
Net loss (gain) on sale of securities available-for-sale	2	19	(717)
Net loss (gain) on sale of premises and equipment	22	124	(71)
Impairment write-down on premises	174	—	—
Proceeds from the sale of mortgage loans	7,824	10,647	10,848
Origination of loans held-for-sale	(7,763)	(10,584)	(10,754)
Gain on sale of loans	(61)	(63)	(94)
Amortization of capitalized servicing rights	104	88	74
Amortization of intangible assets	797	418	—
Restricted stock expense	220	274	177
Change in other assets and liabilities	11,728	3,314	(910)

Net Cash Provided by Operating Activities	23,669	13,871	10,712

Lending and Investing Activities:
Proceeds from maturities, redemptions, calls and principal repayments of investment securities, available-for-sale	60,725	73,969	59,721
Proceeds from sales of investment securities available-for-sale	9,718	16,100	31,468
Purchase of investment securities available-for-sale	(27,128)	(43,212)	(112,618)
Purchase of FHLB stock	(14,579)	(12,873)	(7,055)
Redemption of FHLB stock	14,845	13,155	5,350
Net increase in loans and leases	(87,558)	(128,437)	(46,808)
Purchases of premises and equipment	(1,994)	(1,967)	(3,663)
Proceeds from the sale of premises and equipment	16	503	170
Acquisitions	(13,171)	(10,089)	—

Net Cash Used in Lending and Investing Activities	(59,126)	(92,851)	(73,435)

Deposit and Financing Activities:
Net (decrease) increase in demand deposits, NOW, money market and savings accounts	(20,530)	41,352	17,519
Net increase in time deposits	44,456	74,645	44,202
Net increase (decrease) in short-term borrowings	27,264	(51,425)	33,371
Payments on long-term borrowings	(46,750)	(20,000)	(40,000)
Proceeds from long-term borrowings	25,000	40,000	10,000
Net increase in junior subordinated obligations	15,464	—	—
Proceeds from the exercise of stock options	1,127	252	406
Treasury stock purchased	(3,407)	(1,225)	—
Tax benefit of stock-based compensation	464	16	—
Cash dividends	(3,111)	(3,015)	(3,341)

Net Cash Provided by Deposit and Financing Activities	39,977	80,600	62,157

Net Increase (decrease) in Cash and Cash Equivalents	4,520	1,620	(566)
Cash and cash equivalents at beginning of year	22,878	21,258	21,824

Cash and Cash Equivalents at End of Year	$27,398	$22,878	$21,258

Supplemental Disclosures of Cash Flow Information:
Interest received during the year	$57,083	$46,515	$41,188
Interest paid during the year	29,561	18,526	12,477
Income taxes	2,455	1,800	1,280
Non-cash investing activities:
Change in unrealized loss on available for sale securities	1,090	5,211	3,404
Fair value of assets acquired in acquisition	252,182	—	—
Fair value of liabilities assumed in acquisition	200,954	—	—
Transfer of premises and equipment to assets held for sale	118	—	—
Non-cash financing activities:
Dividend declared and unpaid	1,057	753	750
Common stock issued in acquisition	$38,057	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

Nature of Operations

Alliance Financial Corporation (the “Company”) is a financial holding company which owns and operates Alliance Bank, N.A., Alliance Financial Capital Trust I, Alliance Financial Capital Trust II (collectively the “Capital Trusts”) and Ladd’s Agency, Inc., a multi-line insurance agency. The Company provides financial services through its Bank subsidiary from 29 customer service facilities in the New York counties of Cortland, Madison, Oneida, Onondaga, Oswego, and from a Trust Administration Center in Buffalo, NY, in Erie County. Primary services include commercial, retail and municipal banking, consumer finance, mortgage financing and servicing, and trust and investment management services. The Capital Trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The Bank has a substantially wholly-owned subsidiary, Alliance Preferred Funding Corp., which is engaged in residential real estate activity, and a wholly-owned subsidiary, Alliance Leasing, Inc., which is engaged in commercial leasing activity in over thirty states.

1. Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Alliance Bank, N.A. and Ladd’s Agency, Inc., after elimination of intercompany accounts and transactions. The Company’s wholly-owned subsidiaries, Alliance Financial Capital Trust I and II, qualify as variable interest entities under FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” However, the Company is not the primary beneficiary and therefore has not consolidated the accounts of Alliance Financial Capital Trust I and II in its consolidated financial statements.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has identified the allowance for loan and lease losses, accrued income taxes, and the carrying value of goodwill and intangible assets to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Actual results could differ from those estimates.

Risk and Uncertainties

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

The Company is subject to regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loan and lease loss allowances, and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and highly liquid investments with original maturities less than ninety days.

Investment Securities

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

Federal Home Loan Bank of New York Stock

As a member of the Federal Home Loan Bank of New York (“FHLB”), the Company is required to hold stock in the FHLB. FHLB stock is carried at cost since there is no readily available market value. The stock cannot be sold, but can be redeemed by the FHLB at cost.

Securities Sold under Agreements to Repurchase

Repurchase agreements are accounted for as collateralized borrowings, and the obligations to repurchase securities sold are reflected as a liability in the statement of financial condition, since the Company maintains effective control over the transferred securities. The securities underlying the agreements remain in the investment

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

account. The fair value of the collateral provided to a third party is continually monitored, and additional collateral is provided to the third party, or surplus collateral is returned to the Company as deemed appropriate.

Loans and Leases

Loans and leases are stated at unpaid principal balances less the allowance for loan and lease losses, unearned interest income and net deferred loan origination fees and costs. Interest on loans is based upon the principal amount outstanding. Interest on loans is accrued except when in management’s opinion the collectibility of interest is doubtful, at which time the accrual of interest on the loan is discontinued. Loan and lease origination fees and certain direct origination costs are deferred and the net amount is amortized as a yield adjustment over the life of the loan or lease.

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

Loans will be charged off when they are considered a loss regardless of the delinquency status. From a delinquency standpoint, the policy of this bank is to charge off loans when they are 120 days past due unless extenuating circumstances are documented that attest to the ability to collect the loan. Special circumstances to include fraudulent loans and loans in bankruptcy will be charged off no later than 90 days of discovery or within 120 days delinquent, whichever is shorter. In lieu of charging off the entire loan balance, loans with collateral may be written down to the value of the collateral, less cost to sell, if foreclosure of repossession of collateral is assured and in process.

Income Recognition on Impaired and Nonaccrual Loans and Leases

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired for transactions accounted for under the purchase method of accounting for business combinations. Goodwill is not being amortized, but is evaluated at least annually for impairment. Intangible assets resulting from the acquisition of Bridge Street Financial, Inc. in 2006 include core deposit intangibles, customer relationship intangibles and a covenant to not compete. The core deposit intangible and customer list intangible are being amortized over 10 years using an accelerated method. The non-compete covenant is being amortized on a straight-line basis over a period of 3 years based on the agreement. The trust relationship intangible related to the purchase of trust accounts and related assets under management from HSBC, USA, N.A. in 2005 is amortized on a straight-line basis over a 20-year life. These intangibles are tested for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Mortgage Servicing Rights

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

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

Bank Premises, Furniture, and Equipment

Bank premises, furniture, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from one year to 10 years for furniture, fixtures and equipment; three to five years for software, hardware, and data handling equipment; and 10 to 39 years for buildings and building improvements. Leasehold improvements are amortized over the term of the respective lease. Maintenance and repairs are charged to operating expenses as incurred. The asset cost and accumulated depreciation are removed from the accounts for assets sold or retired and any resulting gain or loss is included in the determination of the income.

Stock-Based Compensation

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

Under FAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the income statement over the vesting period. The Company adopted FAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in 2006 includes the cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006. This cost was based on grant-date fair value estimated in accordance with the original provisions of FAS 123. The cost for all share-based awards granted subsequent to January 1, 2006 represented the grant-date fair value that was estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been restated. The effect of adopting the provisions of FAS123R decreased net income $28,000, net of a tax benefit of $18,000, and reduced basic and diluted earnings per share by $.01.

The following table illustrates the effect on net income and earnings per share in 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock option awards granted on Alliance Financial Corporation common stock.

	2005	2004

	(Dollars in thousands, except per share data)
Net Income:
As reported	$7,507	$7,255
Less pro forma expense related to options granted, net of related tax effects	(35)	(43)

Pro forma net income	$7,472	$7,212
Pro forma net income per share:
Basic — as reported	$2.09	$2.03
Basic — pro forma	$2.08	$2.02
Diluted — as reported	$2.05	$2.00
Diluted — pro forma	$2.04	$1.99

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

The majority of the stock options that have been granted by the Company vest upon the attainment of certain stock price targets. The expected life for options vesting upon the attainment of certain stock price targets is two years after the performance target is attained and the option is vested, or nine years if the targets are not met. Increased volatility of the Company’s stock price in 2003 accelerated the expected vesting of options previously granted, and was reflected in the pro-forma expense in 2003. Additional information regarding the Company’s Stock Option Plan is detailed in Footnote 18.

Segment Reporting

The Company operates as one segment. Its operations are solely in the financial services industry and include providing to its customers traditional banking, equipment leasing and other financial services. The Company operates primarily in the geographical regions of Cortland, Madison, Oneida, Onondaga, and Oswego counties of New York State, and from a Trust Administration Center in Buffalo, NY, in Erie County. In addition, Alliance Leasing conducts business in over thirty states. Management makes operating decisions and assesses performance based on an ongoing review of the Company’s consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.

Reclassification

Reclassifications are made to prior years’ consolidated financial statements, when necessary, to conform to the current year’s presentation. These reclassifications have no effect on net income as previously reported.

Income Taxes

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

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

Trust Assets Under Management

Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of condition, since such items are not assets of the Company. Fees associated with providing trust management services are recorded on a cash basis of income recognition and are included in Other Income.

2. Acquisitions

On October 6, 2006, the Company acquired Bridge Street Financial, Inc. (“Bridge Street”), the financial holding company of Oswego County National Bank, which operated eight branches in Oswego and Onondaga counties of New York, and an insurance agency subsidiary, Ladd’s Insurance Agency, Inc. The Company expects the merger to enhance its banking franchise and competitive market position in Central New York. The merger also increases the Company’s operating and marketing scale and its customer base. The Company issued 1,292,000 shares of stock valued at $38.1 million using a price of $29.46 per Bridge Street share (average of two days before and two days after merger announcement on April 24, 2006) and paid cash of $13.2 million to the former Bridge Street shareholders for total merger consideration of $51.3 million.

The acquisition of Bridge Street was accounted for using the purchase method of accounting and, accordingly, operations acquired from Bridge Street have been included in the Company’s financial results since the acquisition date. The assets acquired and liabilities assumed from Bridge Street were recorded at their estimated fair values. In connection with the acquisition, the Company recorded approximately $33.5 million of nondeductible goodwill, $4.2 million of core deposit intangible, $942,000 of customer list intangible and $894,000 of covenant to not compete intangible. The goodwill is not being amortized, but is evaluated at least annually for impairment. No impairment of goodwill was recognized in 2006. The core deposit intangible and customer list intangible are being amortized over 10 years using an accelerated method. The non-compete covenant is being amortized over a period of 3 years based on the agreement.

The following table summarized the estimated fair value of the assets acquired and liabilities assumed at the date of the Bridge Street acquisition (in thousands):

At October 6, 2006

Assets:
Cash	$8,820
Investment securities	38,791
Loans (gross)	142,627
Allowance for loan losses	(1,297)
Premises and equipment	8,266
Assets held for sale	2,249
Bank-owned life insurance	6,429
Goodwill	33,456
Intangible assets	6,038
Other assets	6,803

Total assets acquired	$252,182

Liabilities:
Interest-bearing deposits	$137,545
Non-interest bearing deposits	35,007
Borrowings	23,707
Other liabilities	4,695

Total liabilities assumed	$200,954

Presented below is certain unaudited pro forma information for the years ended December 31, 2006 and 2005, as if Bridge Street had been acquired on January 1 of the respective years. These results combine the historical results of Bridge Street into the Company’s consolidated statements of income. While certain adjustments were made for the estimated impact of the purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition actually taken place at that time. In particular, the Company expects to achieve operating cost savings as a result of the acquisition, which are not reflected in the pro forma amounts presented.

	For the Years Ended December 31,

	2006	2005

	(in thousands, except per share data)

Net interest income	$33,162	$33,747
Provision for loan and lease losses	(3,537)	(641)
Non-interest income	21,490	19,213
Operating expenses	(41,943)	(42,880)
Provision for income taxes	(1,254)	(1,715)

Net income	$7,918	$7,724

Basic earnings per share	$1.65	$1.58
Diluted earnings per share	$1.63	$1.56

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

On February 18, 2005, the Bank acquired, and assumed the successor trustee role from HSBC Bank, USA, N.A., for approximately 1,800 personal trust accounts with approximately $560 million in assets under management. In connection with the acquisition, the Bank recorded, at cost, an intangible asset in an amount of $10.1 million. The asset is being amortized over 20 years on a straight line method.

3. Investment Securities

The amortized cost and approximate fair value of investment securities at December 31 are as follows (in thousands):

	December 31, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt Securities:
U.S. Treasury obligations	$6,839	$—	$419	$6,420
Obligations of U.S. government -sponsored corporations	62,178	5	731	61,452
Obligations of states and political subdivisions	86,299	1,457	368	87,388
Mortgage-backed securities	97,908	163	1,908	96,163

Total debt securities	253,224	1,625	3,426	251,423
Stock Investments:
Federal Home Loan Bank and Federal Reserve Bank stock	7,985	—	—	7,985
Other equity securities	3,942	166	—	4,108
Mutual Funds	500	—	29	471

Total stock investments	12,427	166	29	12,564

Total available-for-sale	$265,651	$1,791	$3,455	$263,987

	December 31, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt Securities:
U.S. Treasury obligations	$6,574	$—	$469	$6,105
Obligations of U.S. government-sponsored corporations	66,456	31	1,185	65,302
Obligations of states and political subdivisions	73,610	1,730	432	74,908
Mortgage-backed securities	111,968	97	2,588	109,477

Total debt securities	258,608	1,858	4,674	255,792
Stock Investments:

Federal Home Loan Bank and Federal Reserve Bank stock	6,508	—	—	6,508
Other equity securities	4,632	88	—	4,720
Mutual Funds	500	—	26	474

Total stock investments	11,640	88	26	11,702

Total available-for-sale	$270,248	$1,946	$4,700	$267,494

The carrying value and estimated market value of debt securities at December 31, 2006, by contractual maturity, are shown below (in thousands). The maturities of mortgage-backed securities are based on average life of the security. All other expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due in one year or less	$41,357	$40,951
Due after one year through five years	120,096	118,538
Due after five years through ten years	79,847	80,009
Due after ten years	11,924	11,925

Total debt securities	$253,224	$251,423

At December 31, 2006 and 2005, investment securities with a carrying value of $228.1 million and $251.6 million, respectively, were pledged as collateral for certain deposits and other purposes as required or permitted by law.

The Company recognized gross gains of $8,000, $3,000, and $717,000, for 2006, 2005, and 2004, respectively, and gross losses of $10,000, $22,000, and $0, for 2006, 2005, and 2004, respectively.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (in thousands):

	December 31, 2006

	Less than 12 Months		12 Months or Longer		Total

Type of Security	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury obligations	$—	$—	$6,320	$419	$6,320	$419
U.S. government-sponsored corporations	11,697	28	45,694	703	57,391	731
Obligations of states and political subdivisions	2,046	8	22,074	360	24,120	368
Mortgage-backed securities	3,526	15	70,285	1,893	73,811	1,908

Subtotal, debt securities	17,269	51	144,373	3,375	161,642	3,426
Mutual Funds	—	—	471	29	471	29

Total temporarily impaired securities	$17,269	$51	$144,844	$3,404	$162,113	$3,455

	December 31, 2005

	Less than 12 Months		12 Months or Longer		Total

Type of Security	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury obligations	$99	$—	$6,006	$469	$6,105	$469
U.S. government-sponsored corporation	19,865	390	38,211	795	58,076	1,185
Obligations of states and political subdivisions	22,008	286	4,272	146	26,280	432
Mortgage-backed securities	41,619	694	57,833	1,894	99,452	2,588

Subtotal, debt securities	83,591	1,370	106,322	3,304	189,913	4,674
Mutual Funds	—	—	474	26	474	26

Total temporarily impaired securities	$83,591	$1,370	$106,796	$3,330	$190,387	$4,700

Management does not believe any individual unrealized loss as of December 31, 2006 represents an other-than-temporary impairment. A total of 29 available for sale securities were in a continuous unrealized loss position for less than 12 months and 203 securities for 12 months or longer. The unrealized losses relate primarily to securities issued by the U.S. Treasury, FNMA, GNMA, FHLMC, FHLB, the State of New York, and various political subdivisions within the State of New York. These unrealized losses are primarily attributable to changes in interest rates and individually were 7.9% or less of their respective amortized cost basis. The Company has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

4. Loans and Leases

Major classifications of loans and leases at December 31 are as follows (in thousands):

	2006	2005

Commercial loans	$223,527	$162,351
Leases	153,827	76,040
Residential Real Estate	253,825	186,550
Indirect Auto Loans	182,528	172,113
Other Consumer Loans	91,348	67,900

Total	905,055	664,954
Less: Unearned income	22,489	10,868
Less: Allowance for loan & lease losses	7,029	4,960

Net loans & leases	$875,537	$649,126

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid balances of mortgage loans serviced for others were $146.2 million, $51.0 million, and $46.7 million, at December 31, 2006, 2005, and 2004, respectively. The carrying value of mortgage servicing rights was $1.2 million, $304,000, and $292,000 at December 31, 2006, 2005, and 2004, respectively.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

Nonperforming loans and leases at December 31 are as follows (in thousands):

	2006	2005	2004

Loans 90 days past due and still accruing	$790	$270	$317
Non-accrual loans	1,849	1,358	2,434

Total nonperforming loans	$2,639	$1,628	$2,751

5. Allowance for Loan and lease Losses

Changes in the allowance for loan and lease losses for the years ended December 31 are summarized as follows (in thousands):

	2006	2005	2004

Balance at January 1	$4,960	$5,267	$6,069
Provision for loan and lease losses	2,477	144	984
Allowance acquired from Bridge Street Financial, Inc.	1,297	—	—
Recoveries	685	637	404

Loans and leases charged off	(2,390)	(1,088)	(2,190)

Balance at December 31	$7,029	$4,960	$5,267

6. Related Party Transactions

Directors and executive officers of the Company and their affiliated companies were customers of, and had other transactions with, the Company in the ordinary course of business during 2006. Loan transactions with related parties are summarized as follows (in thousands):

	2006	2005

Balance at beginning of year	$9,324	$8,893
New loans and advances	2,556	903
Loan payments	(1,966)	(472)

Balance at end of year	$9,914	$9,324

7. Bank Premises, Furniture, and Equipment

Bank premises, furniture, and equipment at December 31 consist of the following (in thousands):

	2006	2005

Land	$2,399	$1,101
Bank premises	17,608	11,423
Furniture and equipment	23,106	20,946

Total cost	$43,113	$33,470
Less: Accumulated depreciation	22,988	20,438

	$20,125	$13,032

8. Assets Held for Sale

Assets held for sale at December 31, 2006 include the former administrative and operations center of Bridge Street. The carrying value of the building at December 31, 2006 is $1.6 million, which was the estimated fair value at the date of acquisition.

The Company also acquired a vacant parcel of land from Bridge Street which is included in assets held for sale. The carrying value of the land at December 31, 2006 is $465,000, which was the estimated fair value at the date of acquisition.

Another property classified as held for sale is a building that formerly housed certain back-office operations of the Company. The property was transferred from premises and equipment in December 2006 at its estimated fair value of $118,000. An impairment write-down of $174,000 was recorded in connection with the transfer and is included in occupancy and equipment expense. The Company ceased depreciating the building at the time of transfer.

Two commercial loans acquired from Bridge Street with an estimated fair value of $184,000 are included in assets held for sale at December 31, 2006. The loans were recorded at their estimated fair value at the time of acquisition.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

9. Other Intangible Assets

The following table summarizes the company’s intangible assets that are subject to amortization (in thousands):

	December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible Assets
Core deposit intangible	$4,202	$191	$4,011
Non-compete covenant	894	75	819
Trust business intangible	10,089	922	9,167
Insurance agency customer intangible	942	27	915

Total	$16,127	$1,215	$14,912

	December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trust business intangible	$10,089	$418	$9,671

Amortization expense for intangible assets for the next five years is estimated as follows (in thousands):

	Core Deposit	Non-compete	Trust Business	Insurance Agency
	Intangible	Covenant	Intangible	Customer Intangible	Total

2007	$745	$298	$504	$167	$1,714
2008	668	298	504	150	1,620
2009	592	223	504	133	1,452
2010	516	—	504	116	1,136
2011	439	—	504	99	1,042
Thereafter	1,051	—	6,647	250	7,948

10. Deposits

Deposits consisted of the following at December 31 (in thousands):

	2006	2005

Non-interest-bearing checking	$129,575	$91,883
Interest-bearing checking	93,819	80,536
Savings accounts	85,888	55,214
Money market accounts	189,142	176,894
Time deposits	437,172	334,591

Total deposits	$935,596	$739,118

The following table indicates the maturities of the Company’s time deposits at December 31 (in thousands):

	2006	2005

Due in one year	$360,638	$227,073
Due in two years	61,951	88,255
Due in three years	8,128	12,106
Due in four years	4,109	4,764
Due in five years or more	2,346	2,393

Total time deposits	$437,172	$334,591

Total time deposits in excess of $100,000 as of December 31, 2006, 2005 and 2004 were $127.4 million, $113.8 million and $69.2 million, respectively.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

11. Borrowings

The following is a summary of borrowings outstanding at December 31 (in thousands):

	2006	2005

Short-term:
Federal Home Loan Bank overnight advances	$25,000	$—
Federal funds purchased	13,300	—
Repurchase agreements	43,173	50,429

Total short-term borrowings	81,473	50,429
Long-term:
Federal Home Loan Bank term advances	73,400	80,000
Repurchase agreements	24,777	20,000

Total long-term borrowings	98,177	100,000

Total borrowings	$179,650	$150,429

The following table sets forth certain information with respect to the overnight lines of credit and federal funds purchased and short term repurchase agreements (Dollars in thousands):

	2006	2005	2004

Federal Home Loan Bank (“FHLB”) overnight advances and federal funds purchased:
Maximum month-end balance	$38,300	$18,000	$19,500
Balance at end of year	38,300	—	13,600
Average balance during the year	11,040	4,421	5,207
Weighted average interest rate at end of year	5.44%	—	2.61%
Weighted average interest rate during the year	5.46%	3.69%	1.71%

Repurchase agreements:
Maximum month-end balance	$46,152	$90,355	$88,254
Balance at end of year	43,173	50,429	88,254
Average balance during the year	38,898	63,057	46,892
Weighted average interest rate at end of year	3.95%	4.07%	2.15%
Weighted average interest rate during the year	4.47%	3.16%	1.46%

Repurchase agreements outstanding at December 31, 2006 are at a rate of 3.95% and were at interest rates ranging from 4.00% to 4.23% at December 31, 2005. As of the dates indicated, the contractual amounts of FHLB term advances mature as follows (in thousands):

	December 31, 2006		December 31, 2005

Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate

2006	$—	—	$25,000	4.43%
2007	15,700	3.55%	14,000	3.58%
2008	16,700	5.20%	—	—
2009	11,000	5.26%	11,000	5.26%
2010	10,000	6.11%	10,000	6.11%
Thereafter	20,000	3.75%	20,000	3.75%

Total FHLB Term Advances	$73,400	4.59%	$80,000	4.44%

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

As of the dates indicated, the contractual amounts of long-term repurchase agreements mature as follows (in thousands):

	December 31, 2006		December 31, 2005

Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate

2008	$2,000	3.80%	$—	$—
2009	2,777	3.99%	—	—
Thereafter	20,000	4.01%	$20,000	4.01%

Total repurchase agreements	$24,777	3.99%	$20,000	4.01%

Three of the Company’s fixed rate FHLB advances totaling $10.0 million at a weighted average rate of 6.11% callable in 2007 and $20.0 million with a rate of 3.75% callable in 2008. If called, the Company has the option to reprice the advance at the then-current FHLB rates or repay the advance.

At December 31, 2006 and 2005, the Company had available $35.5 million and $17.5 million, respectively, of Federal Funds lines of credit with other financial institutions, of which $0 was in use at December 31, 2006 and 2005, respectively.

The Company offers retail repurchase agreements primarily to its larger business customers. Under the terms of the agreement, the Company sells investment portfolio securities to the customer agreeing to repurchase the securities on the next business day. The Company views the borrowing as a deposit alternative for its business customers. On December 31, 2006, the Company had securities with a market value of $50.7 million pledged as collateral for these agreements. The Company also has agreements with the Federal Home Loan Bank of New York (FHLB), and Bank approved brokers to sell securities under agreements to repurchase. At December 31, 2006, investment securities with market value of $25.3 million were pledged against repurchase agreements in the amount of $24.8 million. All of these repurchase agreements at December 31, 2006 were with the FHLB.

The Company also has access to various credit facilities through the FHLB, including an overnight line of credit, a one-month line of credit, and a Term Advance Program, under which it can borrow at various terms and interest rates. All of the credit facilities are subject to meeting the collateral requirements of the FHLB. In addition to pledging investment securities, the Company has also pledged, under a blanket collateral agreement, certain residential mortgage loans with balances at December 31, 2006 of $170.6 million. At December 31, 2006, the Company had borrowed $111.7 million against the pledged mortgages. At December 31, 2006, the Company had $59.4 million available under its various credit facilities with the FHLB.

12. Junior Subordinated Obligations

On September 21, 2006, the Company formed a wholly-owned subsidiary, Alliance Financial Capital Trust II, a Delaware business trust. The Trust issued $15.0 million of 30-year floating rate Company-obligated pooled capital securities. The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2036, but may be redeemed at the Company’s option on predetermined dates with the first redemption date at par in five years. The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities XXIV, Ltd., and interest rates on the securities adjust quarterly based on the 3-month LIBOR plus 1.65% (7.01% at December 31, 2006). The Company guarantees all of the securities.

On December 19, 2003, the Company formed a wholly owned subsidiary, Alliance Financial Capital Trust I, a Delaware business trust. The Trust issued $10.0 million of 30-year floating rate Company-obligated pooled capital securities. The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2033, but may be redeemed at the Company’s option on predetermined dates with the first redemption date at par in five years. The capital securities of the trust are a pooled trust preferred fund of ALESCO Preferred Funding II, Ltd., and interest rates on the securities adjust quarterly based on the 3-month LIBOR plus 2.85% (8.23% at December 31, 2006). The Company guarantees all of the securities.

The Company had a $310,000 investment in Trust I at December 31, 2006 and 2005 and a $464,000 investment in Trust II at December 31, 2006.

The trusts are variable interest entities (“VIE’s”) as defined by FASB Interpretation No. 46 (“FIN 46 R”). The Company is not the primary beneficiary of the VIE’s and as such they are not consolidated in the Company’s financial statements in accordance with FIN 46R. Liabilities owed to the trusts, totaling $25.8 million and $10.3 million, were reflected as liabilities in the consolidated balance sheets at December 31, 2006 and 2005, respectively.

Alliance Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

13. Net Income Per Common Share

Basic and diluted net income per common share calculations for the years ended December 31 are as follows (in thousands, except share and per share amounts):

	2006	2005	2004

Basic
Net income	$7,311	$7,507	$7,255

Average common shares outstanding	3,804,711	3,593,864	3,565,226
Net income per common share — basic	$1.92	$2.09	$2.03

Diluted
Net income	$7,311	$7,507	$7,255

Average common shares outstanding	3,804,711	3,593,864	3,565,226

Incremental shares from assumed conversion of stock options and restricted stock	69,773	70,820	66,580

Average common shares outstanding — diluted	3,874,484	3,664,684	3,631,806

Net income per common share — diluted	$1.88	$2.05	$2.00

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding throughout each year. Diluted earnings per share gives the effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method.

14. INCOME TAXES

The provision for income taxes for the years ended December 31 is summarized as follows (in thousands):

	2006	2005	2004

Current tax expense (benefit)	$1,028	$2,426	$(503)
Deferred tax provision (benefit)	734	(272)	2,429

Total provision for income taxes	$1,762	$2,154	$1,926

The provision for income taxes includes the following (in thousands):

	2006	2005	2004

Federal income tax	$1,468	$1,982	$1,785
New York State franchise tax	294	172	141

Total	$1,762	$2,154	$1,926

A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years indicated is as follows:

	2006	2005	2004

Statutory federal income tax rate	34.0%	34.0%	34.0%
State franchise tax, net of federal tax benefit	2.1%	1.4%	1.2%
Tax exempt interest income	(13.2%)	(11.5%)	(10.8%)
Tax exempt insurance income	(1.7%)	(1.4%)	(3.0%)
Other, net	(1.8%)	(0.2%)	(0.4%)

Total	19.4%	22.3%	21.0%

Alliance Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The components of deferred income taxes, included in other assets, at December 31, are as follows (in thousands):

	2006	2005

Assets:
Loans	$826	$—
Allowance for loan and lease losses	2,676	1,932
Assets held for sale	505	—
Postretirement benefits	1,454	1,422
Deferred compensation	2,263	1,240
Pension costs	663	—
Tax attribute carry-forwards	1,894	—
Incentive compensation plans	257	195
Net unrealized loss on available-for-sale securities	665	1,136
Other	351	62

Total deferred tax assets	11,554	5,987

Liabilities:
Investment securities	503	344
Loans	535	—
Depreciation and leasing	3,664	3,304
Deferred fees	855	288
Intangible assets	2,237	—
Other	175	11

Total deferred tax liabilities	7,969	3,947

Net deferred tax asset at year-end	3,585	2,040

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary.

The Company acquired $1.6 million in tax attribute carry-forwards in the Bridge Street acquisition. The Company has a capital loss carry-forward of $2,000 which expires in 2010. The Company also has a Federal Net Operating Loss carry-forward of $2.7 million which will expire in 2025 and an AMT Credit carry-forward of $943,000, which can be carried forward indefinitely. Lastly, the Company has a New York State Net Operating Loss carry-forward of $310,000 which will expire in 2025 and a State Tax Credit carry-forward of $8,000 which is not subject to expiration. The utilization of the net operating losses, $680,000 of the AMT credit carry-forward and the state tax credit carry-forward is subject to annual limitations imposed by the Internal Revenue Code. The Company believes these limitations will not prevent the carry-forward benefits from being utilized.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

15. Other Comprehensive Income

A summary of activity in accumulated other comprehensive income follows (in thousands):

	2006	2005	2004

Effect from Unrealized Gains (Losses) on Securities Available for Sale
Accumulated unrealized (losses) gains on securities available for sale at January 1, net of tax	$(1,644)	$1,474	$3,517
Net unrealized gains (losses) for the period, net of tax (benefit) expense of $445 in 2006, $(2,099) in 2005 and $(1,361) in 2004	645	(3,129)	(1,613)
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) expense of $(1) in 2006, $(8) in 2005 and $287 in 2004	1	11	(430)

Effect on other comprehensive income for the period	646	(3,118)	(2,043)
Accumulated unrealized (losses) gains on securities available for sale at December 31, net of tax	$(998)	$(1,644)	$1,474

Effect from Pension and Post-Retirement Plans
Accumulated unrealized losses for pension obligations at January 1, net of tax	$(56)	$(56)	$—
Change in minimum pension liability	(74)	—	(56)

Effect on other comprehensive income for the period	(74)	—	(56)
Prior service costs, net of tax expense of $126 in 2006	(190)	—	—
Net loss, net of tax benefit of $536 in 2006	(804)	—	—

Cumulative effect of change in accounting for adoption of SFAS No. 158	(994)	—	—

Accumulated unrealized losses for pension obligations at December 31, net of tax	$(1,124)	$(56)	$(56)

Accumulated other comprehensive (loss) income at January 1, net of tax	$(1,700)	$1,418	$3,517
Other comprehensive loss, net of tax	572	(3,118)	(2,099)
Cumulative effect of change in accounting for adoption of SFAS No. 158	(994)	—	—

Accumulated other comprehensive (loss) income at December 31, net of tax	$(2,122)	$(1,700)	$1,418

16. RETIREMENT PLANS AND POST-RETIREMENT BENEFITS

The Company provides retirement benefits through a defined contribution 401(k) plan that covers substantially all of its employees and former employees of Bridge Street. The Bridge Street defined contribution 401(k) plan was terminated on October 6, 2006 and all plan assets were transferred to the Company’s plan. Former Bridge Street employees service with Bridge Street at the time of the acquisition is deemed to be service with the Company for eligibility and vesting purposes only, but not for purposes of benefit accrual or the allocation of employer contributions. Contributions to the Company’s 401(k) plan are determined by the Board of Directors and are based on percentages of compensation for eligible employees. Contributions are funded following the end of the plan (calendar) year. Company contributions to the plan were $522,000, $656,000, and $594,000 in 2006, 2005, and 2004, respectively.

The Company has a noncontributory defined benefit pension plan which it assumed from Bridge Street. The plan covers substantially all former Bridge Street full-time employees who met eligibility requirements on October 6, 2006, at which time all benefits were frozen. Under the plan, retirement benefits are primarily a function of both the years of service and the level of compensation. The amount contributed to the plan is determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes, or (b) the amount certified by an actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974.

As of October 1, 2006 (the measurement date of the plan) the fair value of plan assets was $4.5 million, and the projected benefit obligation was $4.1 million. The $374,000 excess of the fair value of plan assets over the projected benefit obligation is recorded as a prepaid expense at December 31, 2006.

The discount rate used to determine benefit obligations for the plan as of October 1, 2006 was 5.90%, and was based upon the Citibank pension liability index on September 30, 2006. The Citibank pension liability index was determined to appropriately reflect the rate at which our pension liabilities could be effectively settled, based upon the expected duration of the plan.

The rate of compensation increase is not applicable since the Company froze the plan upon acquisition.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year ending December 31:

2007	$186
2008	190
2009	195
2010	219
2011	246
Years 2012-2016	$1,408

Plan assets are invested in six diversified investment funds of the RSI Retirement Trust (the “Trust”), a no load series open-ended mutual fund. The investment funds include four equity mutual funds and two bond mutual funds, each with its own investment objectives, investment strategies and risks, as detailed in the Trust’s prospectus. The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust’s Statement of Investment Objectives and Guidelines (the “Guidelines”).

The long-term investment objective is to be invested 65% in equity securities (equity mutual funds) and 35% in debt securities (bond mutual funds). If the plan is underfunded under the Guidelines, the bond fund portion will be temporarily increased to 50% in order to lessen asset value volatility. When the plan is no longer underfunded, the bond fund portion will be decreased back to 35%. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies more than 10% from the target.

The investment goal is to achieve investment results that will contribute to the proper funding of the pension plan by exceeding the rate of inflation over the long-term. In addition, investment managers for the Trust are expected to provide above average performance when compared to their peer managers. Performance volatility is also monitored. Risk/volatility is further managed by the distinct investment objectives of each of the Trust funds and the diversification within each fund.

The plan’s weighted-average asset allocations at October 1, 2006, by asset category is as follows:

Asset Category	Plan assets at October 1, 2006

Equity securities	73%
Debt Securities (Bond Mutual Funds)	27%

Total	100%

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan’s target allocation, the result is an expected rate of return of 7% to 11%.

The Company does not expect to make any contribution to its pension plan in 2007.

The Company also provides post-retirement medical and life insurance benefits to qualifying employees. Benefits are available to full-time employees who have worked 15 years and attained age 55. Subsequent to the acquisition of Bridge Street, benefits for the Bridge Street active participants were converted to those under the Company’s plan. Retirees and certain active employees with more than 20 years of service to the Company continue to receive benefits in accordance with plans that existed at First National Bank of Cortland and Oneida Valley National Bank, prior to the merger of the banks in 1999.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following tables set forth the changes in the post-retirement plans and accrued benefit cost for the years ended December 31 (in thousands):

	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$5,340	$5,214
Service cost	121	136
Interest cost	284	292
Actuarial gain	(126)	(1)
Benefits paid	(314)	(301)
Benefit obligation for former Bridge Street employees	755

Benefit obligation at end of year	$6,060	$5,340

Components of prepaid/accrued benefit cost:
Unfunded status	$(6,060)	$(5,340)
Unrecognized prior service cost	N/A	210
Unrecognized actuarial net loss	N/A	1,479

Accrued benefit obligation at end of year	$(6,060)	$(3,651)

At December 31, 2006, there were $186,000 and $1.3 million in unamortized prior service cost and unamortized actuarial net loss, respectively, recorded as components of accumulated other comprehensive income.

The discount rates used in determining the benefit obligation as of December 31, 2006, 2005 and 2004 were 5.90%, 5.50% and 5.75%, respectively and were based upon the Citibank pension liability index. The Citibank pension liability index was determined to appropriately reflect the rate at which our post-retirement liabilities could be effectively settled, based upon the expected duration of the plan.

For measurement purposes, with respect to the postretirement benefit plans, a 10.0% annual rate of increase in the per capita cost of covered health care benefits is assumed for 2007. The rate is assumed to decrease gradually to 4.5% by the year 2015 and remain at that level thereafter.

The composition of the plan’s net periodic cost for the years ended December 31 is as follows (in thousands):

	2006	2005	2004

Service cost	$121	$188	$145
Interest cost	284	292	306
Amortization of unrecognized prior service cost	79	86	99

Net periodic cost	$484	$566	$550

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	One percentage point increase	One percentage point decrease

Effect on total of service and interest cost	$31	$(26)
Effect on postretirement benefit obligations	406	(349)

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following post-retirement healthcare benefits are expected to be paid over the next 10 years (in thousands):

Benefits paid for the year:

2007	$399
2008	370
2009	362
2010	381
2011	400
2012–2016	$2,098

The above benefit payments include expected life insurance claims, rather than the premiums that the Company is paying to provide the life insurance.

The Company assumed a supplemental retirement plan for directors from Bridge Street, providing for extended compensation after retirement. The plan was funded with life insurance policies on the participants, with the Company as owner and beneficiary of the policies. Cash surrender value of these policies approximated $6.5 million at December 31, 2006. At December 31, 2006 other liabilities include approximately $761,000 accrued under the supplemental retirement plan.

The Company has supplemental executive retirement plans for certain current and former employees. Included in other assets, the Company has segregated assets of $841,000, $602,000 and $705,000 at December 31, 2006, 2005 and 2004, respectively, to fund the estimated benefit obligation associated with certain plans. At December 31, 2006 and 2005, other liabilities included approximately $4.5 million and $1.4 million accrued under these plans. Benefits paid under these plans were $226,000 in 2006, $206,000 in 2005 and $203,000 in 2004. The benefit obligation, service cost, and actuarial gain/(loss) were $3.5 million, and ($43,000) respectively at December 31, 2006, $1.7 million, $186,000 and ($256,000), respectively, at December 31, 2005, and $1.6 million, $209,000, and ($148,000), respectively, at December 31, 2004. Compensation expense includes approximately $480,000, $166,000, and $171,000 relating to these plans at December 31, 2006, 2005, and 2004, respectively.

The discount rate used in determining the benefit obligation as of December 31, 2006 and 2005 was 5.80% and 5.50%, respectively. The discount rate used to determine benefit obligations for the plans was based upon the Citibank pension liability index on September 30, 2006. The Citibank pension liability index, less an adjustment of 10 basis points, was determined to appropriately reflect the rate at which our pension liabilities could be effectively settled, based upon the expected duration of the plans. For measurement purposes in 2007, with respect to the supplemental executive retirement plans, an 8.50% annual rate was assumed as the investment return on account balances, and salaries were assumed to increase at an annual rate of 4.00%.

The Company amortizes unrecognized gain or losses and prior service costs on a straight line basis over the future working lifetime of the participant expected to receive benefits under the plan. In the year of a participant’s retirement, any unrecognized gains or losses and prior service costs are fully recognized. Future unrecognized gains or losses arising after retirement are amortized over the participant’s remaining life expectancy. The compensation expense resulting from the full recognition of unrecognized losses and prior service costs totaled $328,000 in 2006. There was no such expense in 2005 and 2004.

The following supplemental retirement benefits are expected to be paid over the next 10 years (in thousands):

Benefits paid for the year:

2007	$395
2008	388
2009	259
2010	258
2011	248
2012–2016	$1,439

The Company recognized $112,000 and $78,000 in prior service costs and $778,000 and $26,000 in net losses in accumulated other comprehensive loss, net of tax as of December 31, 2006 for the post-retirement plan and the supplemental retirement plan, respectively. As of December 31, 2005 $56,000 was recognized as a decrease to other comprehensive income for the supplemental retirement plan.

In 2007, $62,000 and $10,000 are the estimated costs that will be amortized from accumulated other comprehensive loss into the net periodic cost for the post retirement plan and supplemental retirement plan, respectively.

The incremental effect of applying SFAS 158 on individual line items in the statement of condition at December 31, 2006 was a $994,000 increase, net of taxes, in other liabilities and accumulated other comprehensive loss.

The Company assumed the former Bridge Street Employee Stock Ownership Plan (“ESOP”), which was maintained for former employees of Bridge Street and its wholly-owned subsidiary Oswego County National Bank. Bridge Street terminated the ESOP effective October 6, 2006. In connection with the Company’s acquisition of Bridge Street, and pursuant to the terms of the ESOP, the ESOP repaid the remaining balance of the loan from Bridge Street and all surplus assets in the ESOP were allocated to the participants. The dissolution of the ESOP and distribution of its assets to the participants is pending receipt of a favorable determination letter from the Internal Revenue Service.

17. Deferred Compensation

The Company maintains an optional deferred compensation plan for its directors, whereby fees normally received are deferred and paid by the Company upon the retirement of the director. At December 31, 2006 and 2005, other liabilities included approximately $2.2 million and $1.7 million, respectively, relating to deferred

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

compensation. Deferred compensation expense resulting from the earnings on deferred balances for the years ended December 31, 2006, 2005, and 2004 approximated $319, 000, $270, 000, and $237,000, respectively.

The Company assumed a nonqualified deferred compensation plan for former directors of Bridge Street, under which participants were eligible to elect to defer all or part of their annual director fees. The plan provides that deferred fees are to be invested in mutual funds, as selected by the individual directors. The plan was discontinued effective with the acquisition of Bridge Street. At December 31, 2006, deferred director fees included in other liabilities, and the corresponding assets included in other assets, aggregated approximately $1.1 million.

18. Stock Options and Awards

The Company has a long-term incentive compensation plan that has been approved by the shareholders authorizing the use of 550,000 shares of authorized but unissued common stock of the Company. Under the plan, the Board of Directors may grant incentive stock options, nonqualified stock options, and restricted stock awards to officers, employees, and certain other individuals.

The stock options issued by the Company are as follows:

Of the 195,128 options outstanding at December 31, 2006, 179,128 of the options were issued with a 10-year term, vesting one year after the issue date, and exercisable based on the Company achieving specified stock prices. 15,000 of the options were issued with a 10-year term and vest and become exercisable ratably over a three-year period. 1,000 of the options were issued with a five-year term and vested on issuance.

During 2006, compensation expense recognized for stock options was $28,000 net of a tax benefit of $18,000. As of December 31, 2006, there was $49,000 of unrecognized compensation cost related to non-vested stock option awards. This cost is expected to be recognized over a weighted average period of approximately 1 year. The company generally uses authorized but unissued shares to satisfy stock option exercises.

Stock option activity in the plan for the years ended December 31 was as follows:

	Options Outstanding	Range of Option Price Per Share	Weighted Average Option Price Per Share	Shares Exercisable

2006
Granted	—	—	—	—
Exercised	47,032	$17.75 — $24.75	$23.00	—
Forfeited	10,889	$24.75	$24.75	—
Ending balance	195,128	$17.75 — $28.65	$21.85	166,718

2005
Granted	—	—	—	—
Exercised	10,543	$18.25 — $24.75	$23.84	—
Forfeited	4,818	$24.75	$24.75	—
Ending balance	253,049	$17.75 — $28.65	$22.19	216,368

2004
Granted	2,000	$26.93 — $28.65	$27.79	—
Exercised	17,111	$18.25 — $26.93	$23.76	—
Forfeited	977	$24.75 — $26.93	$25.31	—
Ending balance	268,410	$17.75 — $28.65	$22.30	226,911

The stock options outstanding at December 31, 2006 are as follows:

	Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Shares Exercisable	Weighted Average Exercise Price

	30,000	$17.75	3.0	30,000	$17.75
	40,000	18.50	3.0	40,000	18.50
	8,000	19.00	4.0	8,000	19.00
	5,000	21.75	2.2	5,000	21.75
	38,800	23.50	5.0	38,800	23.50
	72,328	24.75	3.0	43,918	24.75
	1,000	28.65	2.5	1,000	28.65

Total	195,128	$21.85	3.4	166,718	$21.36

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

The total intrinsic value of options exercised during 2006, 2005 and 2004 was $408,000, $66,000, and $120,000, respectively. The aggregate intrinsic value of shares outstanding and exercisable at December 31, 2006 was $2.0 million and $1.8 million, respectively.

Restricted stock awards are recorded as deferred compensation, a component of stockholders’ equity, at fair value at the date of the grant and amortized to compensation expense over the specified vesting periods. These shares become vested over a 7-year period. Furthermore, 50% of the shares awarded, to all grantees except the Company’s Chief Executive Officer, become vested on the date, at least three years after the award date, that the Company’s stock price has closed at a price that is at least 160% of the award price for 15 consecutive days. Compensation expense to record the amortization of the cost of all restricted shares issued for the years ended December 31, 2006, 2005 and 2004 was $213,000, $268,000, and $177,000, respectively.

Restricted stock activity in the plan for the years ended December 31 was as follows:

	Shares	Weighted Average grant price

2006
Granted	26,500	$30.81
Vested	1,905	$30.21
Forfeited	19,995	$30.67

Ending balance	67,375	$31.06

2005
Granted	24,500	$31.75
Vested	643	$29.40
Forfeited	3,582	$30.88

Ending balance	62,775	$31.00

2004
Granted	20,000	$33.05
Vested	—	—
Forfeited	—	—

Ending balance	42,500	$30.56

19. Commitments and Contingent Liabilities

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

Financial instruments whose contract amounts represent credit risk (in thousands):

	Contract Amount

	2006	2005	2004

Commitments to extend credit	$135,177	$96,411	$87,346
Standby letters of credit	2,663	3,279	5,105

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

The Company leases office space and certain branches under noncancelable operating lease agreements having initial terms which expire at various dates through 2019. Total rental expenses were approximately $982,000 in 2006, $845,000 in 2005, and $669,000 in 2004.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

Minimum rental payments under the initial terms of these leases are summarized as follows (in thousands):

Year ending December 31:

2007	$900
2008	872
2009	821
2010	791
2011	804
Thereafter	3,926

Total minimum lease payments	$8,114

The Bank entered into an agreement in 2005 with Onondaga County whereby the Bank obtained the naming rights to a sports stadium in Syracuse, NY. for a 20-year term. Under the agreement, the Bank paid $25,000 in 2005, $75,000 in 2006, and will pay $120,000 in 2007, and $152,000 from 2008 through 2024.

The Company is required to maintain a reserve balance as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ended December 31, 2006 was $2.3 million.

FASB Interpretation No. 47 (FIN 47) issued in March 2005 clarified that the term conditional retirement obligation as used in FASB Statement No. 143 (FAS 143), Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the Company. The Company is required to recognize a liability for the fair value of a conditional asset retirement obligation when it is incurred, generally upon acquisition, construction, or development and (or) through the normal operation of the asset, and if the fair value of the liability can be reasonably estimated. FAS 143 acknowledges that in some cases sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. The Company acknowledges that some of its facilities were constructed years ago when asbestos was used for insulation and other construction purposes. Regulations are now in place that require the Company to handle and dispose of asbestos in a special manner if major renovations or demolition of a facility are to be completed. The Company does not believe that it has sufficient information to estimate the fair value of the obligation at this time since any major renovations or demolition of any of its facilities have not been planned and would occur at an unknown future date. Accordingly, the Company has not recognized a liability or a contingent liability in connection with potential future costs to remove and dispose of asbestos from its facilities.

20. Dividends and restrictions

The primary source of cash to pay dividends to the Company’s shareholders is through dividends from its banking subsidiary. The Federal Reserve Board and the Office of the Comptroller of the Currency are authorized to determine certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe or unsound practice. Banking organizations may generally only pay dividends from the combined current year and prior two years’ net income less any dividends previously paid during that period. At December 31, 2006, approximately $20.5 million was available for the declaration of dividends by the Bank. There were no loans or advances from the subsidiary Bank to the Company at December 31, 2006.

21. Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values of financial instruments at December 31 are as follows (in thousands):

	2006		2005

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$27,398	$27,398	$22,878	$22,878
Investment securities	263,987	263,987	267,494	267,494
Loans and leases	905,055	893,303	664,955	657,193

Total Financial Assets	$1,196,440	$1,184,688	$955,327	$947,565

Financial Liabilities:
Deposits	$935,596	$935,997	$739,118	$738,369
Borrowings	205,424	203,333	160,739	159,897

Total Financial Liabilities	$1,141,020	$1,139,330	$899,857	$898,266

The fair value of commitments to extend credit and standby letters of credit is not significant.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

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

Loans and Leases:

Fair values for loans and leases are estimated using discounted cash flow analysis, based on interest rates approximating those currently being offered for loans with similar terms and credit quality. The fair value of accrued interest approximates carrying value.

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

22. Regulatory Matters

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

On December 19, 2003, the Company formed a wholly-owned subsidiary, Alliance Financial Capital Trust I (“Trust I”), a Delaware business trust. Trust I issued $10.0 million of 30-year floating rate Company-obligated pooled capital securities (trust preferred securities). On September 21, 2006, the Company formed a wholly-owned subsidiary, Alliance Financial Capital Trust II (“Trust II”), a Delaware business trust. Trust II issued $15.0 million of 30 year floating rate trust preferred securities. Trust preferred securities qualify as Tier I capital of the Company. On March 11, 2005, the Federal Reserve Board (FRB) announced approval of its final rule that allows the inclusion of outstanding and prospective issuances of trust preferred securities in the Tier 1 capital of bank holding companies. Under the final rule, bank holding companies may treat trust preferred securities as Tier 1 capital up to a 25% core capital limit until March 31, 2009. After March 31, 2009, the 25% limit will be calculated net of goodwill (net of any associated deferred tax liability). In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) Consolidation of Variable Interest Entities, the Company does not consolidate the assets and liabilities or income and expense of AFCT (a Variable Interest Entity) with the Company’s financial statements.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

The Company’s regulatory capital measures are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006
Total risk-based capital	$95,510	10.97%	$69,631	≥8.00%	$87,039	≥10.00%
Tier 1 capital	88,215	10.14%	34,816	≥4.00%	52,223	≥6.00%
Leverage	88,215	7. 34%	48,083	≥4.00%	60,103	≥5.00%
As of December 31, 2005
Total risk-based capital	$76,766	11.72%	$52,407	≥8.00%	$65,509	≥10.00%
Tier 1 capital	71,604	10.93%	26,204	≥4.00%	39,305	≥6.00%
Leverage	71,604	7.42%	38,597	≥4.00%	48,247	≥5.00%

23. Parent Company Financial Information

Condensed financial statement information of Alliance Financial Corporation for the years ended December 31 is as follows (in thousands):

Condensed Balance Sheets

	2006	2005

Assets:
Investment in subsidiaries	$130,095	$73,087
Cash	2,327	3,344
Investment securities	3,690	4,009
Other Assets	514	369

Total Assets	136,626	80,809

Liabilities:
Junior subordinated debentures	25,774	10,310
Dividends payable	1,057	753
Other liabilities	289	175

Total Liabilities	27,120	11,238

Shareholders’ Equity:
Common stock	4,895	3,979
Surplus	38,986	11,185
Unamortized value of restricted stock	—	(1,453)
Undivided profits	70,658	66,740
Accumulated other comprehensive loss	(2,122)	(1,700)
Treasury stock	(2,911)	(9,180)

Total Shareholders’ Equity	109,506	69,571

Total Liabilities and Shareholders’ Equity	$136,626	$80,809

Condensed Statements of Income

	2006	2005	2004

Dividend income from subsidiary Bank	$—	$2,500	$—
Interest and dividends on securities	158	206	175
Gain on the sale of securities	—	3	269
Interest expense on junior subordinated debentures	(1,139)	(644)	(459)
Operating expenses	(87)	(14)	(97)

	(1,068)	2,051	(112)
Equity in undistributed income of subsidiaries	8,379	5,456	7,367

Net Income	$7,311	$7,507	$7,255

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows
	2006	2005	2004

Operating Activities:
Net Income	$7,311	$7,507	$7,255
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiary	(8,379)	(5,456)	(7,367)
Gains on sale of securities available for sale	—	(3)	(269)
Depreciation expense	24	—	—
Net change in other assets and liabilities	3,590	314	274

Net Cash Provided by (Used in) Operating Activities	2,546	2,362	(107)

Investing Activities:
Purchase of investment securities, available-for-sale	(464)	(198)	(1,739)
Proceeds from sales of investment securities, available-for-sale	—	17	507
Acquisition	(13,171)	—	—

Net Cash Used in Investing Activities	(13,635)	(181)	(1,232)

Financing Activities:
Proceeds from issuing subordinated debentures	15,464	—	—
Treasury stock purchased	(3,407)	(1,225)	—
Proceeds from the exercise of stock options	1,127	252	406
Cash dividends paid	(3,111)	(3,015)	(3,341)

Net Cash Provided by (Used in) Financing Activities	10,073	(3,988)	(2,935)
Decrease in Cash and Cash Equivalents	(1,016)	(1,807)	(4,274)
Cash and Cash Equivalents at Beginning of Year	3,343	5,150	9,424

Cash and Cash Equivalents at End of Year	$2,327	$3,343	$5,150

Supplemental Disclosures of Cash Flow Information:
Non-cash financing activities:
Dividend declared and unpaid	$1,057	$753	$750

On September 28, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 5% of the Company’s outstanding common stock, or approximately180,000 shares, over a 12-month period commencing on October 1, 2005. On October 5, 2006, the Company’s Board of Directors approved a six month extension of the repurchase program through March 2007. At December 31, 2006, 31,830 shares remain available for repurchase under the program.

On October 26, 2001 the Company’s Board of Directors adopted a shareholders’ rights plan. Under the plan, Series A Junior Participating Preferred Stock Purchase Rights were distributed at the close of business on October 29, 2001 to shareholders of record as of that date. The Rights trade with the Common Stock, and are exercisable and trade separately from the Common Stock only if a person or group acquires or announces a tender or exchange offer that would result in such person or group owning 20% or more of the Common Stock of the Company. In the event the person or group acquires a 20% Common Stock position, the Rights allow other holders to purchase stock of the Company at a discount to market value. The Company is generally entitled to redeem the Rights at $.001 per Right at any time prior to the 10th day after a person or group has acquired a 20% Common Stock position. The Rights will expire on October 29, 2011 unless the plan is extended or the Rights are earlier redeemed or exchanged.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A — Controls and Procedures

REPORT OF MANAGEMENT’S RESPONSIBILITY

Management is responsible for preparation of the consolidated financial statements and related financial information contained in all sections of this Annual Report on Form 10-K, including the determination of amounts that must necessarily be based on judgments and estimates. It is the belief of management that effective internal controls over financial reporting have been designed to produce reliable financial statements that have been prepared in conformity, in all material respects, with generally accepted accounting principles appropriate in the circumstances, and that the financial information appearing throughout this annual report is consistent, in all material respects, with the consolidated financial statements.

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

/s/ Jack H. Webb	/s/ J. Daniel Mohr

Chairman, President & CEO	Chief Financial Officer & Treasurer

Syracuse, New York
March 13, 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with Unites States generally accepted accounting principles.

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted and evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. In addition, based on our assessment, management has determined that there were no material weaknesses in the Company’s internal controls over financial reporting.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Pricewaterhouse Coopers LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

MANAGEMENT’S REPORT ON CHANGES IN INTERNAL CONTROLS

Additionally, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer evaluated, as of December 31, 2006, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2006 were effective.

/s/ Jack H. Webb	/s/ J. Daniel Mohr

Chairman, President & CEO	Chief Financial Officer & Treasurer

Syracuse, New York
March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Alliance Financial Corporation:

We have completed integrated audits of Alliance Financial Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying Consolidated Balance Sheets and related Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders’ Equity, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows index present fairly, in all material respects, the financial position of Alliance Financial Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Syracuse, New York
March 13, 2007

Item 9B — Other Information

Not applicable

PART III

Item 10 — Directors and Executive Officers of the Registrant and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the sections entitled “Information Concerning Nominees for Directors, Directors Continuing in Office and Executive Officers,” “Audit Committee Report,” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement. The Company has adopted a Code of Ethics applicable to its Chief Executive Officer, Chief Financial Officer, Controller and senior financial management. The Company’s Code of Ethics for Senior Officers is available at the Company’s website at www.alliancebankna.com.

Item 11 — Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s Proxy Statement issued in connection with its 2007 Annual Meeting of Shareholders (“Proxy Statement”).

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item 12 is incorporated herein by reference to the section entitled “Information Concerning Nominees For Directors, Directors Continuing In Office And Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Company’s Proxy Statement.

Item 13 — Certain Relationships, Related Transactions and Director Independence

The information required by this Item 13 is incorporated herein by reference to the section entitled “Certain Transactions” in the Company’s Proxy Statement.

Item 14 — Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the section entitled “Independent Public Accountants” in the Company’s Proxy Statement.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

The financial statement schedules and exhibits filed as part of this form 10-K are as follows:

(a) (1)	The following consolidated financial statements are included in Part II, Item 8 hereof:
Consolidated Balance Sheets at December 31, 2006 and 2005.
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.
Notes to Consolidated Financial Statements.

(a) (2)	Financial statement schedules are omitted from this Form 10-K since the required information is not applicable to the Company.

(a) (3)	Exhibits:

The following documents are filed as Exhibits to this Form 10-K or are incorporated by reference to the prior filings of the Company with the Securities and Exchange Commission (the “Commission”).

Exhibit Number	Exhibit

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-62623) filed with the Commission on August 31, 1998, as amended

3.2

Amended and Restated Bylaws of the Company (incorporated herein by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K (File No. 0-15366) filed with the Commission on September 3, 2004)

4.1

Rights Agreement dated October 19, 2001 between Alliance Financial Corporation and American Stock Transfer & Trust Company, including the Certificate of Amendment to the company’s Certificate of Incorporation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference to exhibit 4.1 to the Company’s Form 8-A12G filed with the Commission on October 25, 2001)

10.1

Alliance Financial Corporation 1998 Long Term Incentive Compensation Plan (incorporated herein by reference to exhibit 10.1 to the Company’s Registration Statement on Form S-4, Registration No. 333-62623, filed with the Commission on August 31, 1998, as amended)

10.2

Employment Agreement dated July 6, 2006 by and between the Company and Jack H. Webb (incorporated herein by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2006)

10.3

Change of Control Agreement, dated as of February 16, 1999, by and among the Company, First National Bank of Cortland, Oneida Valley National Bank, and James W. Getman (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 17, 1999)

10.4	Directors Compensation Deferral Plan of the Company (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 1999)

10.5

Supplemental Retirement Agreement, dated as of May 1, 2000, by and among the Company, Alliance Bank, N.A. and Jack H. Webb (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000)

10.6

First National Bank of Cortland Excess Benefit Plan for David R. Alvord, dated December 31, 1991, and all amendments thereto (incorporated herein by reference to exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2001)

10.7

Oneida Valley National Bank Supplemental Retirement Income Plan for John C. Mott, dated September 1, 1997, and all amendments thereto (incorporated herein by reference to exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2002)

10.8

Change of Control Agreement, dated May 3, 2006 by and between the Company and J. Daniel Mohr (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2006)

10.9

Employment Agreement dated October 6, 2005 by and among the Company and John H. Watt Jr. (incorporated herein by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2005)

10.10	Director Supplemental Retirement Benefit Plan of Oswego County Savings Bank, dated as of March 15, 2000

10.11	Oswego County National Bank Voluntary Deferred Compensation Plan for Directors, Amended and Restated effective January 1, 2005

10.12

Agreement and Plan of Merger by and between Alliance Financial Corporation and Bridge Street Financial, Inc. (incorporated herein by reference to Appendix A to the Company’s Regisration Statement on Form S-4/A (Registration No. 333-135141) filed with the Commission on July 25, 2006)

21	List of the Company’s Subsidiaries

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of J. Daniel Mohr, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of J. Daniel Mohr, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE FINANCIAL CORPORATION
(Registrant)

Date March 13, 2007		By /s/ Jack H. Webb
Jack H. Webb, Chairman, President & CEO
(Principal Executive Officer)

Date March 13, 2007		By /s/J. Daniel Mohr
J. Daniel Mohr, Treasurer & CFO
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

/s/ Mary Pat Adams	Date March 15, 2007
Mary Pat Adams, Director

/s/ Donald S. Ames	Date March 15, 2007
Donald S. Ames, Director

/s/Donald H. Dew	Date March 15, 2007
Donald H. Dew, Director

__________________________________	Date___________________________
Peter M. Dunn, Director

/s/ John M. Endries	Date March 15, 2007
John M. Endries, Director

/s/ Samuel J. Lanzafame	Date March 15, 2007
Samuel J. Lanzafame, Director

/s/ Margaret G. Ogden	Date March 15, 2007
Margaret G. Ogden, Director

/s/ Lowell A. Seifter	Date March 15, 2007
Lowell A. Seifter, Director

__________________________________	Date___________________________
Charles E. Shafer, Director

__________________________________	Date___________________________
Charles H. Spaulding, Director

__________________________________	Date___________________________
Paul M. Solomon, Director

/s/Deborah F. Stanley	Date March 15, 2007
Deborah F. Stanley, Director

/s/ Jack H. Webb	Date March 15, 2007
Jack H. Webb, Chairman, President
& CEO and Director
(Principal Executive Officer)