Form 10-Q
period 2007-03-31
ALLIANCE FINANCIAL CORP /NY/
filed 2007-05-09
CIK 796317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to _______________________

Commission File Number: 000-15366

ALLIANCE FINANCIAL CORPORATION

(Exact name of Registrant as specified in its charter)

New York	16-1276885

(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification Number)
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

Yes ☐     No ☒

The number of shares outstanding of the Registrant’s common stock on April 30, 2007: Common Stock, $1.00 Par Value – 4,782,559 shares.

Alliance Financial Corporation and Subsidiaries Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31, 2007	December 31, 2006

Assets
Cash and due from banks	$25,770	$27,398
Securities available-for-sale	261,661	254,002
Federal Home Loan Bank of New York (“FHLB”) and Federal Reserve Bank (“FRB”) stock	9,311	7,985
Loans and leases, net of unearned income	885,076	882,566
Allowance for loan and lease losses	7,333	7,029

Net loans and leases	877,743	875,537

Premises and equipment, net	19,565	20,125
Accrued interest receivable	5,208	4,605
Bank-owned life insurance	16,605	16,449
Assets held for sale	2,367	2,367
Goodwill	33,632	33,456
Intangible assets, net	14,463	14,912
Other assets	16,975	16,131

Total assets	$1,283,300	$1,272,967

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing deposits	$125,819	$129,575
Interest-bearing deposits	808,716	806,021

Total deposits	934,535	935,596
Borrowings	190,817	179,650
Accrued interest payable	3,008	2,651
Other liabilities	18,854	19,790
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	25,774

Total liabilities	1,172,988	1,163,461

Shareholders’ equity
Preferred stock (par value $25.00) 1,000,000 shares authorized, none issued.	—	—
Common stock (par value $1.00) 10,000,000 shares authorized, 4,908,871 and 4,894,994 issued, and 4,782,559 and 4,800,512 shares outstanding, respectively	4,909	4,895
Surplus	39,167	38,986
Undivided profits	71,960	70,658
Accumulated other comprehensive loss	(1,831)	(2,122)
Treasury stock, at cost; 126,312 and 94,482 shares, respectively	(3,893)	(2,911)

Total shareholders’ equity	110,312	109,506

Total liabilities & shareholders’ equity	$1,283,300	$1,272,967

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,

	2007	2006

Interest income
Interest and fees on loans and leases	$14,561	$9,989
Federal funds sold and interest bearing deposits	6	61
Securities	2,810	2,659

Total interest income	17,377	12,709

Interest expense
Deposits:
Savings accounts	110	73
Money market accounts	1,552	1,177
Time accounts	4,884	3,170
NOW accounts	183	83

Total deposits	6,729	4,503
Borrowings:
Repurchase agreements	709	575
FHLB advances	1,369	905
Junior subordinated obligations issued to unconsolidated subsidiary trusts	489	191

Total interest expense	9,296	6,174

Net interest income	8,081	6,535

Provision for loan and lease losses	750	1,000

Net interest income after provision for loan and lease losses	7,331	5,535

Non-interest income
Trust & brokerage income	2,218	2,248
Service charges on deposit accounts	1,252	957
Card-related fees	446	271
Insurance agency income	397	—
Income from bank-owned life insurance	156	98
Gain on the sale of loans	44	13
Rental income from operating leases	76	213
Other non-interest income	500	231

Total non-interest income	5,089	4,031

Non-interest expense
Salaries and employee benefits	4,434	3,917
Occupancy and equipment	1,822	1,488
Communication expense	192	135
Stationery and supplies expense	129	107
Marketing expense	289	397
Amortization of intangible assets	449	126
Professional fees	700	746
Other non-interest expenses	1,306	907

Total non-interest expense	9,321	7,823

Income before income tax expense	3,099	1,743

Income tax expense	745	303

Net income	$2,354	$1,440

Net income per common share
Basic	$0.50	$0.40
Diluted	$0.49	$0.40
Dividends declared per share	$0.22	$0.22

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited) (Dollars in thousands)

	Issued and Outstanding Common Shares	Common Stock	Surplus	Unamortized Value of Restricted Stock	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2005	3,565,012	$3,979	$11,185	$(1,453)	$66,740	$(1,700)	$(9,180)	$69,571
Comprehensive income
Net Income	—	—	—	—	1,440	—	—	1,440
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available for sale securities, net of reclassification adjustment (net of tax)	—	—	—	—	—	(482)	—	(482)

Comprehensive income					1,440	(482)		958
Issuance of restricted stock	21,500	21	643	(664)	—	—	—	—
Forfeiture of restricted stock	(400)	—	(11)	14	—	—	—	3
Amortization of restricted stock	—	—	—	83	—	—	—	83
Tax benefit of restricted stock plan	—	—	—	—	6	—	—	6
Stock options exercised	409	—	9	—	—	—	—	9
Tax benefit of stock-based compensation	—	—	288	—	—	—	—	288
Cash dividend, $.22 per share	—	—	—	—	(781)	—	—	(781)
Treasury stock purchased	(15,367)	—	—	—	—	—	(496)	(496)
Reclassification of unearned restricted stock awards to surplus in accordance with SFAS No. 123R (83,875) shares			(2,020)	2,020

Balance at March 31, 2006	3,571,154	$4,000	$10,094	$—	$67,405	$(2,182)	$(9,676)	$69,641

Balance at December 31, 2006	4,800,512	$4,895	$38,986	$—	$70,658	$(2,122)	$(2,911)	$109,506
Comprehensive income
Net Income	—	—	—	—	2,354	—	—	2,354
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available-for-sale Securities (net of tax)	—	—	—	—	—	161	—	161
Change in minimum pension liability	—	—	—	—	—	130	—	130

Comprehensive income	—	—	—	—	2,354	291	—	2,645
Issuance of restricted stock	15,750	16	(16)	—	—	—	—	—
Forfeiture of restricted stock	(9,900)	(10)	(76)	—	—	—	—	(86)
Amortization of restricted stock	—	—	86	—	—	—	—	86
Tax benefit of restricted stock plan	—	—	6	—	—	—	—	6
Stock options exercised	8,027	8	170	—	—	—	—	178
Tax benefit of stock-based compensation	—	—	11	—	—	—	—	11
Cash dividend, $.22 per share	—	—	—	—	(1,052)	—	—	(1,052)
Treasury stock purchased	(31,830)	—	—	—	—	—	(982)	(982)

Balance at March 31, 2007	4,782,559	$4,909	$39,167	$—	$71,960	$(1,831)	$(3,893)	$110,312

Alliance Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flow (Unaudited)

	Three months ended March 31,

	2007	2006

	(In thousands)
Operating Activities:
Net Income	$2,354	$1,440

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	750	1,000
Depreciation expense	685	629
Increase in surrender value of life insurance	(156)	(98)
Benefit for deferred income taxes	(116)	—
Accretion of investment security discounts and premiums, net	(51)	(21)
Net loss (gain) on sale of premises and equipment	11	(7)
Proceeds from the sale of mortgage loans	2,800	941
Origination of loans held-for-sale	(2,756)	(928)
Gain on sale of loans	(44)	(13)
Amortization of capitalized servicing rights	70	19
Amortization of intangible assets	449	126
Restricted stock expense	—	83
Change in other assets and liabilities	(2,063)	(1,449)

Net cash provided by operating activities	1,933	1,722

Lending and Investing Activities:
Proceeds from maturities, redemptions, calls and principal repayments of investment securities, available-for-sale	16,373	11,723
Purchase of investment securities available-for-sale	(23,712)	(4,996)
Purchase of FHLB and FRB stock	(6,501)	(1,205)
Redemption of FHLB stock	5,175	2,218
Net increase in loans and leases	(3,022)	(12,982)
Purchases of premises and equipment	(243)	(263)
Proceeds from the sale of premises and equipment	107	79

Net cash used in lending and investing activities	(11,823)	(5,426)

Deposit and Financing Activities:
Net increase in demand deposits, NOW and savings accounts	20,131	18,407
Net (decrease) increase in time deposits	(21,192)	25,976
Net increase (decrease) in short-term borrowings	16,167	(19,235)
Payments on long-term borrowings	(5,000)	(5,000)
Proceeds from the exercise of stock options	178	9
Treasury stock purchased	(982)	(496)
Tax benefit of stock-based compensation	17	—
Cash dividends	(1,057)	(753)

Net cash provided by deposit and financing activities	8,262	18,908

Net (decrease) increase in cash and cash equivalents	(1,628)	15,204
Cash and cash equivalents at beginning of period	27,398	22,878

Cash and cash equivalents at end of period	$25,770	$38,082

Supplemental Disclosures of Cash Flow Information:
Interest received during the period	$16,734	$12,090
Interest paid during the period	8,941	6,091
Income taxes	47	100
Non-cash investing activities:
Change in unrealized loss on available-for-sale securities	269	(665)
Transfers of loans to other real estate and repossessed assets	66	—
Non-cash financing activities:
Dividend declared and unpaid	1,052	781

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

A.	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Alliance Financial Corporation (the “Company” or “Alliance”), its wholly-owned subsidiaries Ladd’s Agency, Inc. and Alliance Bank N.A. (the “Bank”), and the Bank’s wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of the Company, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2006 and for the three-year period then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part I. Certain amounts from prior year periods are reclassified, when necessary, to conform to the current period presentation.

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months ended March 31, 2007 and 2006.

B.	Net Income Per Common Share

Basic and diluted net income per common share calculations are as follows:

	For three months ended March 31

	2007	2006

	(Dollars in thousands, except share and per share amounts)
Basic:
Net income	$2,354	$1,440

Weighted average common shares outstanding	4,724,638	3,566,228
Net income per common share – basic	$0.50	$0.40

Diluted:
Net income	$2,354	$1,440

Weighted average common shares outstanding	4,724,638	3,566,228
Incremental shares from assumed conversion of stock options and restricted stock	75,000	73,409

Weighted average common shares outstanding – diluted	4,799,638	3,639,637
Net income per common share – diluted	$0.49	$0.40

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding throughout each period. Diluted earnings per share gives the effect to weighted average shares which would be outstanding assuming the exercise of options and issuances of unearned restricted stock using the treasury stock method.

C.	Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s best estimate of probable loan and lease losses in the Company’s loan and lease portfolio. Management’s quarterly evaluation of the allowance for loan and lease losses is a comprehensive analysis that builds a total reserve by evaluating the risks within each loan and lease type, or pool, of similar loans and leases. The Company uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates a reserve for each pool based on the average loss rate for the time period that includes the current year and two full prior years. The average loss rate is adjusted to reflect the expected impact that current trends regarding loan growth, delinquency, actual losses, economic conditions, loan concentrations, policy changes, experience and ability of lending personnel, and current interest rates are likely to have. For commercial loan and lease pools, the Company establishes a specific reserve allocation for all loans and

Alliance Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

leases classified as being impaired in excess of $150,000, which have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. For all other commercial loans and leases, the Company uses the general allocation methodology that establishes a reserve for each risk-rating category. The general allocation methodology for commercial loans and leases considers the same factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management’s best estimate of the probable loan and lease losses in the Company’s loan and lease portfolio.

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

D.	Retirement Plan and Post-Retirement Benefits

The Company has a noncontributory defined benefit pension plan which it assumed from Bridge Street Financial Inc. (“Bridge Street”). The plan covers substantially all former Bridge Street full-time employees who met eligibility requirements on October 6, 2006, at which time all benefits were frozen. Under the plan, retirement benefits are primarily a function of both the years of service and the level of compensation. The amount contributed to the plan is determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes, or (b) the amount certified by an actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. The Company does not expect to make contributions to its pension plan in 2007.

The Company provides post-retirement medical and life insurance benefits through an unfunded plan to qualifying employees. Benefits are available to full-time employees who have worked 15 years and attained age 55. Retirees and certain active employees with more than 20 years of service to the Company continue to receive benefits in accordance with plans that existed at First National Bank of Cortland and Oneida Valley National Bank, prior to the merger of those banks in 1999.

Alliance Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The components of the pension and post-retirement plans’ net periodic (benefit) cost for the periods indicated are as follows (in thousands):

	Pension Three months ended March 31,

	2007	2006

Service cost	$—	$—
Interest cost	60	—
Expected return on assets	(100)	—
Amortization of unrecognized prior service cost	—	—

Net periodic pension benefit	$(40)	$—

	Post-retirement Three months ended March 31,

	2007	2006

Service cost	$44	$30
Interest cost	86	69
Amortization of unrecognized prior service cost	15	19

Net periodic post-retirement cost	$145	$118

E.	Income Taxes

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. There was no cumulative effect of adoption of FIN 48.

As of January 1, 2007, the Company’s gross unrecognized tax benefits totaled $134,000. Included in this amount is $43,000 which would impact the Company’s effective tax rate, if recognized or reversed, and $69,000 which would affect goodwill. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations prior to March 30, 2008.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for tax years prior to 2003.

As of January 1, 2007, the Company has accrued $11,000 of interest related to uncertain tax positions. As of March 31, 2007, the total amount of accrued interest was $13,000. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout this analysis, the term “the Company” refers to the consolidated entity of Alliance Financial Corporation, its wholly-owned insurance subsidiary, Ladd’s Agency, Inc., its wholly-owned banking subsidiary, Alliance Bank, N.A. (the “Bank”), and the Bank’s subsidiaries, Alliance Preferred Funding Corp. and Alliance Leasing, Inc. The Company is a New York corporation which was formed in November 1998 as a result of the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc.

The following discussion presents an analysis of material changes in the Company’s results of operations and financial condition during the three months ended March 31, 2007, which are not otherwise apparent from the consolidated financial statements included in this report.

This discussion and analysis contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

•	an increase in competitive pressures in the banking industry;

•	changes in the interest rate environment that reduce margins;

•	changes in the regulatory environment;

•	general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in the securities markets;

•	changes in technology used in the banking business;

•	our ability to maintain and increase market share and control expenses;

•	the possibility that the Company’s investment management business will fail to perform as currently anticipated;

•	changes in key management personnel may adversely impact our operations; and

•	other factors detailed from time to time in the Company’s Securities and Exchange Commission filings.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Results of Operations For The Three Months Ended March 31, 2007

Earnings Summary and Executive Overview

Net income for the first quarter of 2007 was $2.4 million, an increase of $914,000 or 63.5% compared with $1.4 million in the year-ago quarter. Diluted earnings per share increased 22.5% to $0.49 in the first quarter, compared with $0.40 in the first quarter of 2006. The return on average assets and return on average shareholders’ equity were 0.75% and 8.58%, respectively, for the three months ended March 31, 2007, compared with 0.59% and 8.18%, respectively, for the first quarter of 2006.

Increases in net interest income of $1.5 million and non-interest income of $1.1 million offset a $1.5 million increase in non-interest expenses.

The ability to compare the first quarter of 2007 with the first quarter of 2006 has been significantly impacted by the acquisition of Bridge Street Financial, Inc. (“Bridge Street”), a $219.3 million bank holding company, in October 2006.

Analysis of Net Interest Income and the Net Interest Margin

Net interest income was $8.1 million in the first quarter of 2007, an increase of $1.5 million, or 23.7%, from the first quarter of 2006 which resulted primarily from an increase in average earning assets of $216.5 million compared with the year-ago quarter. The acquisition of Bridge Street and growth in the Company’s lease portfolio in the second half of 2006 were the primary contributors to the earning asset growth. Total interest income increased $4.7 million, to $17.4 million in the first quarter of 2007, compared with $12.7 million in the first quarter of 2006. This increase was partially offset by an increase in interest expense of $3.1 million, to $9.3 million in the first quarter of 2007 compared with $6.2 million in the first quarter of 2006. The increase in interest income resulted primarily from the increase in earning assets and a change in our asset mix, and a higher yield on those assets. The increase in interest expense resulted primarily from a $202.1 million increase in average interest-bearing liabilities in the first quarter of 2007 compared with the same period in 2006, and a higher cost of funds.

The Company’s tax-equivalent earning assets yield was 6.30% in the first quarter of 2007, an increase of 59 basis points compared with the same quarter in 2006, due primarily to a higher proportion of earning assets in loans and leases and also to higher yields resulting from rate adjustments on certain variable rate assets and reinvestment of certain asset cash flows at generally higher rates. Loans and leases comprised 77.1% of average earning assets in the first quarter of 2007, compared with 70.8% in the year-ago quarter. The growth in percentage terms in loans and leases occurred in the higher yielding commercial loans and leases categories, which comprised 25.2% and 14.9%, respectively, of total average loans and leases in the first quarter of 2007, compared with 24.4% and 10.2%, respectively, in the first quarter of 2006. First quarter growth in our lease portfolio was slowed by normal seasonal factors and by the departure of the president of our leasing subsidiary in March 2007. The rate of growth in the Company’s commercial lease portfolio in 2007 will be less than the $66.2 million in growth experienced in 2006. Average indirect auto loans increased $8.2 million in the first quarter of 2007 compared with the year-ago quarter, but as a percentage of total average loans and leases decreased to 20.6% from 26.4% in the year-ago quarter. The decrease in percentage terms is due primarily to the fact that there were no indirect auto loans in the portfolio acquired from Bridge Street.

Our cost of funds was 3.67% in the first quarter of 2007, an increase of 62 basis points compared with the first quarter of 2006. The increase in the cost of funds compared with the year-ago quarter resulted primarily from higher short-term interest rates and highly competitive pricing for time deposits, and a slightly larger portion of the Company’s funding in time deposits and borrowings. Time deposits and borrowings comprised 54.5% of the Company’s total average deposits and borrowings in the first quarter of 2007, compared with 53.9% in the year-ago period. The average rate paid on the Company’s time accounts in the first quarter was 4.60%, up 89 basis points from the first quarter of 2006.

Our earning assets yield and cost of funds each decreased 3 basis points in the first quarter of 2007 compared with the fourth quarter of 2006, reflecting slower growth in higher-yielding commercial loans and leases and a significant slowing of the rate of increase in our cost of funds as a large portion of our current time deposits and borrowings have adjusted over the past year to rates that are at or near current rates

The Company’s net interest margin on a tax-equivalent basis was 3.04% in the first quarter of 2007, which was unchanged from the first quarter of 2006. The net interest margin was 3.08% in the fourth quarter of 2006.

Maintaining and growing our loans and deposits is highly dependent on our ability to effectively compete in a market whose economy is marked by slow growth and intense competition among financial institutions. In some cases we have elected to forego retaining or pursuing a relationship because of competitive rates or terms which we believed to be inappropriate under the circumstances. We expect that the slow economic growth and intense competition among financial institutions in our market will continue for the foreseeable future, which, along with the continuing flat and sometimes inverted treasury yield curve, will continue to restrain balance sheet growth and pressure net interest margin. In addition, consumer preference for higher rate short-term time deposits could result in a continuing migration of retail money market accounts to time accounts, which would increase our cost of funds and pressure the net interest margin.

Average Balance Sheet and Net Interest Analysis

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

	Three months ended March 31,

	2007			2006

	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate

	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$283	$6	7.77%	$5,147	$61	4.74%
Taxable investment securities	167,158	1,828	4.37%	185,613	1,838	3.96%
Nontaxable investment securities	85,732	1,315	6.14%	73,026	1,132	6.20%
FHLB and FRB stock	8,193	114	5.57%	6,089	74	4.86%
Real estate loans	255,426	3,861	6.05%	186,721	2,799	6.00%
Commercial loans	213,298	4,209	7.89%	153,892	2,832	7.36%
Nontaxable commercial loans	8,596	152	7.05%	6,357	107	6.76%
Taxable leases, net of unearned discount	110,591	1,979	7.16%	49,860	766	6.15%
Nontaxable leases, net of unearned discount	20,550	300	5.84%	16,780	244	5.82%
Indirect loans	181,646	2,407	5.30%	173,404	2,106	4.86%
Consumer loans	90,692	1,807	7.97%	68,804	1,254	7.29%

Total interest-earning assets	1,142,165	17,978	6.30%	925,693	13,213	5.71%

Non-interest earning assets:
Other assets	130,865			62,760
Allowance for loan and lease losses	(7,155)			(4,999)
Net unrealized loss on securities available-for-sale	(2,011)			(2,400)

Total assets	$1,263,864			$981,054

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	96,479	183	0.76%	85,881	83	0.39%
Savings deposits	84,635	110	0.52%	55,424	73	0.53%
Money market deposits	200,490	1,552	3.10%	178,745	1,177	2.63%
Time deposits	424,971	4,884	4.60%	342,042	3,170	3.71%
Borrowings	180,149	2,078	4.61%	138,018	1,480	4.29%
Junior subordinated obligations	25,774	489	7.59%	10,310	191	7.41%

Total interest-bearing liabilities	1,012,498	9,296	3.67%	810,420	6,174	3.05%

Non-interest bearing liabilities:
Demand deposits	124,238			90,473
Other liabilities	17,387			9,781
Shareholders’ equity	109,741			70,380

Total liabilities and shareholders’ equity	$1,263,864			$981,054

Net interest income (tax equivalent)		$8,682			$7,039

Net interest rate spread			2.63%			2.66%
Net interest margin			3.04%			3.04%

Federal tax exemption on non-taxable investment securities included in interest income		$601			$504

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

	Three months ended March 31, 2007 compared to 2006

	Increase (decrease) due to
	Volume	Rate	Net Change

	(In thousands)
Federal funds sold	$(76)	$21	$(55)
Taxable investment securities	(191)	181	(10)
Non-taxable investment securities	196	(13)	183
FHLB and FRB stock	27	13	40
Real estate loans	1,034	28	1,062
Commercial loans	1,133	244	1,377
Non-taxable commercial loans	39	6	45
Taxable leases, net of unearned discount	1,010	203	1,213
Non-taxable leases, net of unearned discount	55	1	56
Indirect loans	105	196	301
Consumer loans	417	136	553

Total interest-earning assets	$3,749	$1,016	$4,765

Interest-bearing demand deposits	15	85	100
Savings deposits	38	(1)	37
Money market deposits	156	219	375
Time deposits	861	853	1,714
Borrowings	469	129	598
Junior subordinated obligations issued to unconsolidated subsidiary trusts	290	8	298

Total interest-bearing liabilities	$1,829	$1,293	$3,122

Net interest income (tax equivalent)	$1,920	$(277)	$1,643

Analysis of Asset Quality and the Provision and Allowance for Loan and Lease Losses

We establish provisions for loan and lease losses, which are charged or credited to operations, in order to maintain the allowance for loan and lease losses at a level management considers adequate to absorb probable credit losses in the current loan and lease portfolio. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events occur. Management assesses the allowance for loan and lease losses on a quarterly basis and makes provisions for loan and lease losses in order to adjust the allowance, when necessary.

Nonperforming assets increased $3.0 million in the first quarter, and were $5.6 million or 0.44% of total assets, compared with $2.6 million or 0.21% of total assets at December 31, 2006. The Company’s earnings release for the first quarter of 2007 dated April 19, 2007 incorrectly reported the amount of nonperforming assets as $4.4 million at March 31, 2007.

Four relationships comprised most of the increase in nonperforming assets in the quarter, the largest of which is a $1.2 million short-term commercial loan that was 30 days past due on March 31, 2007. The other three were secured commercial relationships totaling $1.3 million (the largest of which is a $548,000 relationship) which were acquired as part of the acquisition of Bridge Street. These loans are considered to be adequately collateralized and no specific loss allocations were necessary in connection with placing these loans on nonaccrual status.

Despite the increase in nonperforming assets, total loan delinquencies were lower at March 31, 2007 compared with December 31, 2006. The ratio of loans and leases delinquent 30 days or more to total loans and leases declined to 1.23% at March 31, 2007 from 1.84% at December 31, 2006. The overall improvement in the total delinquencies is due in large part to improvements in residential, commercial and consumer delinquencies as we implemented operational adjustments in connection with the Bridge Street acquisition and applied our collection procedures to delinquent loans acquired from Bridge Street.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $6.0 million in potential problem loans at March 31, 2007 as compared to $6.7 million at December 31, 2006. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by our loan rating system as “substandard.” At March 31, 2007, potential problem loans primarily consisted of commercial real estate and commercial loans. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

The provision for loan and lease losses was $750,000 in the first quarter of 2007, compared with $1.0 million in the year-ago quarter. Net charge-offs were $446,000 in the three months ended March 31, 2007, compared with $914,000 in the year-ago quarter. The lower provision was due primarily to the decrease in net charge-offs in the first quarter of 2007 compared with the year-ago quarter.

The allowance for loan and lease losses was $7.3 million at March 31, 2007, compared with $7.0 million at December 31, 2006. The ratio of the allowance for loan and lease losses to nonperforming loans and leases decreased in the first quarter due to the increase in nonperforming loans and leases, and was 132.7% at March 31, 2007, compared with 266.4% at December 31, 2006. The ratio of the allowance for loan and lease losses to total loans and leases was 0.83% at March 31, 2007, compared with 0.80% at December 31, 2006.

The following tables present a summary of non-performing assets for the periods indicated and a summary of the changes in the allowance for loan and lease losses arising from loans and leases charged off and recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense for the periods indicated.

	March 31, 2007	December 31, 2006

	(In thousands)
Non-accruing Loans and Leases:
Residential real estate loans	$297	$298
Commercial loans	2,874	1,248
Leases	228	99
Indirect loans	84	63
Other consumer loans	280	141

Total non-accruing loans and leases	3,763	1,849
Accruing loans and leases delinquent 90 days or more	1,763	790

Total non-performing loans and leases	5,526	2,639
Other real estate and repossessed assets	66	—

Total non-performing assets	$5,592	$2,639

	Three months ended March 31,

	2007	2006

	(In thousands)
Allowance for loan and lease losses, beginning of period	$7,029	$4,960

Loans and leases charged-off	(635)	(1,070)
Recoveries of loans and leases previously charged-off	189	156

Net loans and leases charged-off	(446)	(914)

Provision for loan and lease losses	750	1,000

Allowance for loan and lease losses, end of period	$7,333	$5,046

The following table presents certain asset quality ratios for the periods indicated:

	Three months ended March 31,

	2007	2006

Net loans and leases charged-off to average loans and leases, annualized	0.20%	0.56%
Provision for loan and lease losses to average loans and leases, annualized	0.34%	0.61%
Allowance for loan and lease losses to period-end loans and leases	0.83%	0.76%
Allowance for loan and lease losses to non-performing loans and leases	132.7%	222.5%
Non-performing loans and leases to period-end loans and leases	0.62%	0.34%
Non-performing assets to period-end assets	0.44%	0.23%

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated (dollars in thousands):

	Three months ended March 31,

	2007	2006	Change

Trust & brokerage income	$2,218	$2,248	$(30)	(1.3%)
Service charges on deposit accounts	1,252	957	295	30.8%
Card-related fees	446	271	175	64.6%
Insurance agency income	397	—	397	100%
Income from bank-owned life insurance	156	98	58	59.2%
Gain on the sale of loans	44	13	31	238.5%
Rental income from operating leases	76	213	(137)	(64.3%)
Other non-interest income	500	231	269	116.5%

Total non-interest income	$5,089	$4,031	$1,058	26.2%

Non-interest income was $5.1 million in the first quarter of 2007, which was an increase of $1.1 million or 26.2% compared with $4.0 million in the first quarter of 2006. The increase occurred primarily in service charges, debit card related fees, and insurance agency income as a result of the Bridge Street acquisition. Rental income from leases decreased $137,000 or 64.3% due to the declining balance in our operating lease portfolio. We ceased originating operating leases in early 2004, and as a result, rental income (and related depreciation expense) will continue to decline in 2007. Other non-interest income increased $269,000 or 116.5% due primarily to the recognition of income of $147,000 on an equity investment and to a $61,000 increase in mortgage servicing income relating primarily to the Bridge Street portfolio.

Non-interest expenses

The following table sets forth certain information on operating expenses for the periods indicated (dollars in thousands):

	For the three months ended March 31,

	2007	2006	Change

Salaries and employee benefits	$4,434	$3,917	$517	13.2%
Occupancy and equipment	1,822	1,488	334	22.4%
Communication expense	192	135	57	42.2%
Stationery and supplies expense	129	107	22	20.6%
Marketing expense	289	397	(108)	(27.2%)
Amortization of intangible assets	449	126	323	256.3%
Professional fees	700	746	(46)	(6.2%)
Other non-interest expenses	1,306	907	399	44.0%

Total non-interest expense	$9,321	$7,823	$1,498	19.1%

Non-interest expenses were $9.3 million in the first quarter of 2007, an increase of $1.5 million or 19.1% compared to the first quarter of 2006. The increase resulted primarily from the incremental costs associated with the operation of the Bridge Street branches and insurance agency, the costs associated with processing the increased volume of customer transactions due to the Bridge Street acquisition and amortization of intangible assets recorded in connection with the acquisition. Acquisition related expenses totaled approximately $113,000 in the first quarter of 2007 and included primarily professional fees. No further expenses are anticipated in connection with the Bridge Street acquisition.

Marketing expense decreased $108,000 due primarily to a higher proportion of 2006 marketing related activities recognized in that year’s first quarter, with the 2007 first quarter amount representing a more normal level.

In excess of $4 million of Bridge Street’s pre-merger annualized expenses have been eliminated as a result of its merger and integration into the Company, which, combined with the revenue attributable to Bridge Street, resulted in an improvement in the Company’s efficiency ratio to 70.8% in the first quarter of 2007, down from 74.0% in the prior year period.

Income taxes

The Company’s effective tax rate was 24.0% for the three months ended March 31, 2007, compared with 17.4% in the year-ago period. The higher tax rate is primarily the result of tax-exempt income representing a lower proportion of our total income as a result of the Bridge Street acquisition.

ANALYSIS OF FINANCIAL CONDITION

Total assets were $1.3 billion at March 31, 2007, an increase of $10.3 million from December 31, 2006. Securities available-for-sale increased $7.7 million in the first quarter, and totaled $261.7 million at March 31, 2007. Loans and leases, net of unearned income, increased $2.5 million in the first quarter, to $885.1 million at March 31, 2007.

The following table sets forth the amortized cost and fair value for the Company’s securities available-for-sale portfolio (dollars in thousands):

	March 31, 2007		December 31, 2006

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Treasury obligations	$14,879	$14,463	$6,839	$6,420
U.S. Government sponsored corporations	61,176	60,564	62,178	61,452
Mortgage-backed securities	98,304	96,895	97,908	96,163
Obligations of states and political subdivisions	86,254	87,178	86,299	87,388
Other equity securities	2,443	2,561	2,442	2,579

Total	$263,056	$261,661	$255,666	$254,002

Net unrealized losses on securities available- for-sale	(1,395)		(1,664)

Total carrying value	$261,661		$254,002

Commercial loans totaled $224.2 million or 25.3% of total loans and leases at March 31, 2007, compared with $223.5 million or 25.3% of total loans and leases at December 31, 2006. Commercial loan growth in the first quarter was below our expectations due in large part to intense competitive pressures and slow economic growth in our markets. These challenges are likely to continue to influence the rate of commercial loan growth for the foreseeable future.

Commercial leases, net of unearned income, totaled $132.4 million or 15.0% of total loans and leases, compared with $131.3 million (14.9% of total loans and leases) at December 31, 2006. First quarter growth was slowed by normal seasonal factors and by the departure of the president of the Company’s leasing subsidiary in March 2007. The rate of growth in the Company’s commercial lease portfolio in 2007 will be less than the $66.2 million in growth experienced in 2006.

The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated (dollars in thousands):

	March 31, 2007	Percent	December 31, 2006	Percent

Commercial loans	$224,209	25.3%	$223,527	25.3%
Leases, net of unearned income	132,400	15.0%	131,338	14.9%
Residential real estate loans	257,682	29.1%	253,825	28.8%
Indirect loans	181,746	20.5%	182,528	20.7%
Other consumer loans	89,039	10.1%	91,348	10.3%

Total loans & leases	$885,076	100.0%	$882,566	100.0%

Allowance for loan & lease losses	(7,333)		(7,029)

Net loans and leases	$877,743		$875,537

Total deposits were $934.5 million at March 31, 2007, a decrease of $1.1 million from December 31, 2006. Money market accounts increased $20.5 million due primarily to a seasonal increase in municipal deposits. Time deposits decreased $21.2 million, with most of the decrease resulting from the decision to not renew a portion of brokered time deposits that matured during the quarter.

The following table sets forth the composition of the Company’s deposits by business line at the dates indicated (dollars in thousands):

	March 31, 2007					December 31, 2006

	Retail	Commercial	Municipal	Total	Percent	Retail	Commercial	Municipal	Total	Percent

Non-interest checking	$34,278	$80,712	$10,829	$125,819	13.5%	$34,236	$90,667	$4,672	$129,575	13.9%
Interest checking	72,471	8,989	15,710	97,170	10.4%	69,642	9,083	15,094	93,819	10.0%

Total checking	106,749	89,701	26,539	222,989	23.9%	103,878	99,750	19,766	223,394	23.9%

Savings	76,815	6,470	2,608	85,893	9.2%	77,751	6,436	1,701	85,888	9.2%
Money market	73,333	39,875	96,464	209,672	22.4%	76,771	39,709	72,662	189,142	20.2%
Time deposits	352,562	24,668	38,751	415,981	44.5%	367,751	27,876	41,545	437,172	46.7%

Total deposits	$609,459	$160,714	$164,362	$934,535	100.0%	$626,151	$173,771	$135,674	$935,596	100.0%

Borrowings increased $11.2 million, or 6.2%, during the first quarter of 2007, and the proceeds were used primarily to replace brokered time deposits that matured near the end of the quarter.

Liquidity

The Company’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, to take advantage of market interest rate opportunities, and to pay dividends to the company. Funding loan and lease requests, providing for liability outflows, and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee (“ALCO”) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of March 31, 2007, that liquidity as measured by the Bank is in compliance with its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the three months ended March 31, 2007, cash and cash equivalents decreased by $1.6 million, as net cash used in lending and investing activities of $11.8 million exceeded the cash provided by operating, deposit and financing activities of $10.2 million. Net cash provided by deposit and financing activities primarily reflects net increase in borrowings of $11.2 million, partially offset by a $1.1 million decrease in deposits and cash dividends of $1.1 million in the first quarter of 2007. Net cash from operating activities was primarily provided by net income in the amount of $2.4 million, partially offset by net cash used in other assets and liabilities. Net cash used in lending and investing activities reflects a net increase in loans and leases of $3.0 million and a net increase in investment securities of $7.3 million.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of March 31, 2007, the Bank’s credit limit with the FHLB was $191.3 million. The total of the Bank’s outstanding borrowings from the FHLB on that date was $123.2 million.

Capital Resources

Shareholders’ equity increased $806,000 in the first quarter as net income of $2.4 million was partially offset by dividends declared totaling $1.1 million ($0.22 per share). In addition, the Company completed its stock repurchase program in the first quarter of 2007 with the purchase of 31,830 shares of its stock for a total of $982,000.

In September 2006, the Company formed a wholly-owned subsidiary, Alliance Financial Capital Trust II (the“Trust”), which completed the sale of $15,000,000 of trust preferred securities on September 21, 2006 that qualify as Tier 1 capital of the Company. The Trust issued the trust preferred securities at an annual rate equal to the three month LIBOR rate plus 1.65%. The trust preferred securities mature on September 15, 2036, and can be called without penalty beginning on September 15, 2011. The Trust simultaneously issued 464 shares of the Trust’s common securities to the Company for a purchase price of $464,000, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used proceeds from the sale of the trust preferred securities and common securities to purchase the Company’s junior subordinated deferrable interest notes due 2036. Approximately $13.2 million of the net proceeds of the offering were used by the Company to fund the cash portion of the Bridge Street acquisition.

On December 19, 2003, the Company formed a wholly-owned subsidiary, Alliance Financial Capital Trust I (“AFCT”), a Delaware business trust. AFCT issued $10,000,000 of 30-year floating rate Company-obligated pooled capital securities (trust preferred securities) that qualify as Tier I capital of the Company.

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

As of December 31, 2005, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. Management believes that, as of March 31, 2007, the Company and its subsidiary Bank met all capital adequacy requirements to which they were subject.

The following table compares the Company’s actual capital amounts and ratios with those needed to qualify for the “well capitalized” category, which is the highest capital category as defined in the regulations (dollars in thousands):

	Actual		To be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio

As of March 31, 2007
Total Capital (to Risk-Weighted Assets)	$96,596	11.01%	$87,714	>10.00%
Tier I Capital (to Risk-Weighted Assets)	88,996	10.15%	52,629	>6.00%
Tier I Capital (to Average Assets)	88,996	7.34%	60,641	>5.00%
As of December 31, 2006
Total Capital (to Risk-Weighted Assets)	$95,510	10.97%	$87,039	>10.00%
Tier I Capital (to Risk-Weighted Assets)	88,215	10.14%	52,223	>6.00%
Tier I Capital (to Average Assets)	88,215	7.34%	60,103	>5.00%

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the 2006 Annual Report on Form 10-K (“the Consolidated Financial Statements”). These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan and lease losses, accrued income taxes, and the fair value analysis of the intangible asset to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

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

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes methods for measuring fair value and expands disclosures about fair value measurements. While this Statement does not require any new fair value measurements, it is intended to increase consistency and comparability in fair value measurements, and expand disclosures about fair value measurements among companies. This Statement is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact this will have on the Company’s current practice of measuring fair value and any additional disclosures required in our financial statements.

In September 2006, the Financial Accounting Standards Board ratified the consensus reached in the Emerging Issues Task Force (“Task Force”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“Issue”). Issue 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. The Task Force reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus reached in this Issue is effective for January 1, 2008. The Company is currently analyzing the effects of the Issue and the impact on the Company’s financial conditions or results of operations has not yet been determined.

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

Earnings Simulation Modeling

Net interest income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening of the yield curve would result in increased earnings as investment margins widen. The model requires management to make assumptions about how the Bank’s balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Bank’s own loans. Non-contractual deposit growth rates and pricing are modeled on historical patterns. Interest rates of the various assets and liabilities on the balance sheet are assumed to change proportionally, based on their historic relationship to short-term rates. The Bank’s guidelines for risk management call for preventative measures to be taken if the simulation modeling demonstrates that an instantaneous 2% increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 15% when compared to the stable rate scenario. At March 31, 2007, based on the results of the Bank’s simulation model, and assuming that management does not take action to alter the outcome, the Bank would expect net interest income to decline 13.1% if short term interest rates increase by 2%, and to increase 12.0% if short term interest rates decrease by 2%.

Net Present Value Estimation

The Net Present Value of Equity (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of the asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The Bank’s NPV analysis models both an instantaneous 2% increasing and 2% decreasing interest rate scenario comparing the NPV in each scenario to the NPV in the current rate scenario. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. The NPV measure assumes a static balance sheet versus the growth assumptions that are incorporated into the earnings simulation measure, and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation model. As with earnings simulation modeling, assumptions about the timing and the variability of balance sheet cash flows are critical in NPV analysis. Particularly important are assumptions driving mortgage prepayments in both the loan and investment portfolios, and changes in the noncontractual deposit portfolios. These assumptions are applied consistently in both models. Based on the March 31, 2007 NPV estimation, a 2% instantaneous increase in interest rates was estimated to decrease NPV by 2.7%. NPV was estimated to decrease by 1.8% if rates immediately declined by 2%. Policy guidelines limit the amount of the estimated increase/decline to 25% in a 2% rate change scenario.

Item 4.	Controls and Procedures

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2007, an evaluation was performed under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2007 were effective.

There has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There are no material changes in the risk factors disclosed in the Company’s 2006 Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	a)	Not applicable

	b)	Not applicable

c)

The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)

1/1/07 – 1/31/07	1,100	$30.40	1,100	30,730
2/1/07 – 2/28/07	6,500	$30.34	6,500	24,230
3/1/07 – 3/31/07	24,230	$31.00	24,230	—

Total	31,830	$30.85	31,830

(1) On September 28, 2005 the Company announced that its Board of Directors had authorized the repurchase of up to 5% of the Company’s outstanding common stock, or approximately 180,000 shares, over a 12-month period commencing on October 1, 2005. On October 5, 2006 the Company’s board of directors approved a six-month extension of this repurchase program, through March 2007. The plan has now been completed.

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

ALLIANCE FINANCIAL CORPORATION

DATE: May 9, 2007	/s/ Jack H. Webb

Jack H. Webb, Chairman of the Board, President and Chief Executive Officer

DATE: May 9, 2007	/s/ J. Daniel Mohr

J. Daniel Mohr, Treasurer and Chief Financial Officer