Form 10-Q
period 2007-06-30
ALLIANCE FINANCIAL CORP /NY/
filed 2007-08-06
CIK 796317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐    No ☒

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, on July 30, 2007 was 4,783,509 shares.

2

Alliance Financial Corporation and Subsidiaries Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	June 30, 2007	December 31, 2006

Assets
Cash and due from banks	$29,124	$27,398
Securities available-for-sale	248,027	254,002
Federal Home Loan Bank of New York and Federal Reserve Bank stock	9,233	7,985

Total loans and leases, net of unearned income	886,887	882,566
Less allowance for loan and lease losses	7,538	7,029

Net loans and leases	879,349	875,537

Premises and equipment, net	19,284	20,125
Accrued interest receivable	4,533	4,605
Bank-owned life insurance	16,762	16,449
Assets held for sale	2,367	2,367
Goodwill	33,626	33,456
Intangible assets, net	14,028	14,912
Other assets	16,854	16,131

Total assets	$1,273,187	$1,272,967

Liabilities
Non-interest-bearing deposits	$126,606	$129,575
Interest-bearing deposits	802,686	806,021

Total deposits	929,292	935,596
Borrowings	186,309	179,650
Accrued interest payable	2,968	2,651
Other liabilities	18,528	19,790
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	25,774

Total liabilities	1,162,871	1,163,461

Shareholders’ equity
Preferred stock (par value $25.00) 1,000,000 shares authorized, none issued.	—	—
Common stock (par value $1.00) 10,000,000 shares authorized, 4,909,821 and 4,894,994 shares issued; and 4,783,509 and 4,800,512 shares outstanding, respectively	4,910	4,895
Surplus	39,287	38,986
Undivided profits	73,181	70,658
Accumulated other comprehensive loss	(3,169)	(2,122)
Treasury stock, at cost; 126,312 and 94,482 shares, respectively	(3,893)	(2,911)

Total shareholders’ equity	110,316	109,506

Total liabilities & shareholders’ equity	$1,273,187	$1,272,967

The accompanying notes are an integral part of the consolidated financial statements.

3

Alliance Financial Corporation and Subsidiaries Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

	(Dollars in thousands, except share and per share data)

Interest income:
Interest and fees on loans and leases	$14,662	$10,781	$29,223	$20,769
Federal funds sold and interest bearing deposits	—	49	3	108
Securities	2,987	2,635	5,800	5,297

Total interest income	17,649	13,465	35,026	26,174

Interest expense:
Deposits:
Savings accounts	114	79	224	151
Money market accounts	1,587	1,258	3,140	2,436
Time accounts	5,106	3,758	9,989	6,927
NOW accounts	230	118	413	201

	7,037	5,213	13,766	9,715
Borrowings:
Repurchase agreements	717	596	1,411	1,172
FHLB advances	1,356	911	2,747	1,816
Junior subordinated obligations	490	205	972	396

	2,563	1,712	5,130	3,384

Total interest expense	9,600	6,925	18,896	13,099

Net interest income	8,049	6,540	16,130	13,075
Provision for loan and lease losses	700	417	1,450	1,417

Net interest income after provision for loan and lease losses	7,349	6,123	14,680	11,658

Non-interest income:
Trust and brokerage income	2,281	2,232	4,498	4,480
Service charges on deposit accounts	1,288	980	2,540	1,937
Card-related fees	489	287	935	558
Insurance agency income	459	—	856	—
Income from bank-owned life insurance	157	100	313	198
Gain on the sale of loans	39	33	83	46
Rental income from leases	50	203	126	416
Other non-interest income	449	306	950	537

Total non-interest income	5,212	4,141	10,301	8,172

Non-interest expense:
Salaries and employee benefits	4,563	3,902	8,997	7,819
Occupancy and equipment expense	1,705	1,545	3,527	3,033
Communication expense	217	126	409	261
Stationery and supplies expense	166	104	294	211
Marketing expense	426	206	716	603
Amortization of intangible assets	435	126	884	252
Professional fees	727	641	1,427	1,389
Other non-interest expense	1,378	1,073	2,684	1,978

Total non-interest expense	9,617	7,723	18,938	15,546

Income before income tax expense	2,944	2,541	6,043	4,284
Income tax expense	671	569	1,416	872

Net income	$2,273	$1,972	$4,627	$3,412

Share and per share data
Basic average shares outstanding	4,709,334	3,487,279	4,716,944	3,491,336
Diluted average shares outstanding	4,771,091	3,638,442	4,785,445	3,633,035
Basic earnings per share	$0.48	$0.57	$0.98	$0.98
Diluted earnings per share	$0.48	$0.54	$0.97	$0.94
Cash dividends declared	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of the consolidated financial statements.

4

Alliance Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands)

	Issued and Outstanding Common Shares	Common Stock	Surplus	Unamortized Value of Restricted Stock	Undivided Profits	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at December 31, 2005	3,565,012	$ 3,979	$ 11,185	$(1,453)	$ 66,740	$(1,700)	$ (9,180)	$69,571
Comprehensive income
Net income	—	—	—	—	3,412	—	—	3,412
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available for sale securities, net of reclassification adjustment	—	—	—	—	—	(1,706)	—	(1,706)
Comprehensive income	—	—	—	—	—	—	—	1,706

Issuance of restricted stock	24,000	24	712	(736)	—	—	—	—
Forfeiture of restricted stock	(8,995)	(9)	(268)	274	—	—	—	(3)
Amortization of restricted stock	—	—	—	174	—	—	—	174
Tax benefit of restricted stock plan	—	—	—	—	9	—	—	9
Stock options exercised	409	—	9	—	—	—	—	9
Tax benefit of stock-based compensation	—	—	300	—	—	—	—	300
Cash dividend, $.44 per share	—	—	—	—	(1,569)	—	—	(1,569)
Treasury stock purchased	(15,367)	—	—	—	—	—	(496)	(496)
Reclassification of unearned restricted stock awards to surplus in accordance with SFAS No. 123R (75,875) shares	—	—	(1,741)	1,741	—	—	—	—

Balance at June 30, 2006	3,565,059	$ 3,994	$ 10,197	$—	$ 68,592	$(3,406)	$ (9,676)	$69,701

Balance at December 31, 2006	4,800,512	$ 4,895	$ 38,986	$—	$ 70,658	$(2,122)	$ (2,911)	$109,506
Comprehensive income
Net income	—	—	—	—	4,627	—	—	4,627
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available-for-sale Securities, net of reclassification adjustment	—	—	—	—	—	(1,155)	—	(1,155)
Change in pension liability	—	—	—	—	—	108	—	108

Comprehensive income	—	—	—	—	4,627	(1,047)	—	3,580
Issuance of restricted stock	16,950	17	(17)	—	—	—	—	—
Forfeiture of restricted stock	(10,150)	(10)	(80)	—	—	—	—	(90)
Amortization of restricted stock	—	—	167	—	—	—	—	167
Tax benefit of restricted stock plan	—	—	13	—	—	—	—	13
Stock options exercised	8,027	8	170	—	—	—	—	178
Tax benefit of stock-based compensation	—	—	48	—	—	—	—	48
Cash dividend, $.44 per share	—	—	—	—	(2,104)	—	—	(2,104)
Treasury stock purchased	(31,830)	—	—	—	—	—	(982)	(982)

Balance at June 30, 2007	4,783,509	$ 4,910	$ 39,287	$—	$ 73,181	$(3,169)	$ (3,893)	$110,316

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flow (Unaudited)

(In thousands)

	Six months ended June 30,
	2007	2006

Operating activities:
Net income	$4,627	$3,412

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,450	1,417
Depreciation expense	1,304	1,342
Increase in surrender value of life insurance	(313)	(198)
(Benefit) provision for deferred income taxes	(85)	1,081
Accretion of investment security discounts and premiums, net	(75)	(61)
Net loss (gain) on sale of premises and equipment	9	(8)
Proceeds from the sale of mortgage loans	5,920	1,680
Origination of loans held-for-sale	(5,837)	(1,634)
Gain on sale of loans	(83)	(46)
Amortization of capitalized servicing rights	146	38
Amortization of intangible assets	884	252
Restricted stock expense	77	174
Change in other assets and liabilities	(955)	(3,661)

Net cash provided by operating activities	7,069	3,788

Investing activities:

Proceeds from maturities, redemptions, calls and principal repayments of investment securities, available-for-sale	42,705	35,088
Purchase of investment securities available-for-sale	(38,503)	(16,973)
Purchase of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	(14,191)	(4,382)
Redemption of FHLB stock	12,943	5,457
Net increase in loans and leases	(5,328)	(31,523)
Purchases of premises and equipment	(809)	(998)
Proceeds from the sale of premises and equipment	337	126

Net cash used in lending and investing activities	(2,846)	(13,205)

Financing activities:
Net decrease in demand deposits, NOW and savings accounts	(4,689)	(2,652)
Net (decrease) increase in time deposits	(1,615)	35,022
Net decrease in short-term borrowings	(3,341)	(10,289)
Payments on long-term borrowings	(10,000)	(35,000)
Proceeds from long-term borrowings	20,000	25,000
Proceeds from the exercise of stock options	178	9
Treasury stock purchased	(982)	(496)
Tax benefit of stock-based compensation	61	300
Cash dividends	(2,109)	(1,538)

Net cash (used) provided by deposit and financing activities	(2,497)	10,356
Net increase in cash and cash equivalents	1,726	939

Cash and cash equivalents at beginning of period	27,398	22,878
Cash and cash equivalents at end of period	$29,124	$23,817

Supplemental disclosures of cash flow information:
Interest received during the period	$35,098	$26,710
Interest paid during the period	18,581	13,409
Income taxes	928	850
Non-cash investing activities:
Change in unrealized loss on available-for-sale securities	(1,848)	(2,706)
Transfers of loans to other real estate and repossessed assets	66	13
Non-cash financing activities:
Dividend declared and unpaid	1,052	785

The accompanying notes are an integral part of the consolidated financial statements.

ALLIANCE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Presentation

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

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three and six months ended June 30, 2007 and 2006.

B.	Earnings Per Share

Basic and diluted net income per common share calculations are as follows:

	For three months ended		For six months ended
	June 30,		June 30,

	2007	2006	2007	2006

	(Dollars in thousands, except per share amounts)
Basic:
Net Income	$2,273	$1,972	$4,627	$3,412

Average common shares outstanding	4,709,334	3,487,279	4,716,944	3,491,336
Net income per common share – basic	$0.48	$0.57	$0.98	$0.98

Diluted:
Net income	$2,273	$1,972	$4,627	$3,412

Average common shares outstanding	4,709,334	3,487,279	4,716,944	3,491,336
Incremental shares from assumed conversion of stock options and restricted stock	61,757	151,163	68,501	141,699

Average common shares outstanding – diluted	4,771,091	3,638,442	4,785,445	3,633,035
Net income per common share – diluted	$0.48	$0.54	$0.97	$0.94

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share gives the effect to weighted average shares which would be outstanding assuming the exercise of options and vesting of restricted stock using the treasury stock method.

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

ALLIANCE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company provides post-retirement medical and life insurance benefits through an unfunded plan to qualifying employees. Benefits are available to full-time employees who have worked 15 years and attained age 55. Retirees and certain active employees with more than 20 years of service to the Company continue to receive benefits in accordance with plans that existed at First National Bank of Cortland and Oneida Valley National Bank prior to the merger of the banks in 1999.

ALLIANCE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the plan’s net periodic cost for the periods indicated are as follows:

	Pension

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

	(In thousands)
Service cost	$—	$ —	$—	$ —
Interest cost	60	—	120	—
Expected return on assets	(100)	—	(200)	—

Net periodic pension benefit	$(40)	$ —	$(80)	$ —

	Post-retirement

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

	(In thousands)
Service cost	$44	$30	$88	$60
Interest cost	86	72	173	141
Amortization of unrecognized prior service cost	16	20	31	39

Net periodic post-retirement cost	$146	$122	$292	$240

E.	Income Taxes

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

As of January 1, 2007, the Company has accrued $11,000 of interest related to uncertain tax positions. As of June 30, 2007, the total amount of accrued interest was $15,000. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout this analysis, the term “the Company” refers to the consolidated entity of Alliance Financial Corporation, its wholly-owned subsidiaries Ladd’s Agency, Inc. and Alliance Bank, N.A. (the “Bank”), and the Bank’s subsidiaries, Alliance Preferred Funding Corp. and Alliance Leasing, Inc. The Company is a New York corporation which was formed in November 1998 as a result of the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc.

The following discussion presents material changes in the Company’s results of operations and financial condition during the three and six months ended June 30, 2007, which are not otherwise apparent from the consolidated financial statements included in this report.

This discussion and analysis contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

•	an increase in competitive pressures in the banking industry;

•	changes in the interest rate environment that reduce margins;

•	changes in the regulatory environment;

•	general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in the securities markets;

•	changes in technology used in the banking business;

•	our ability to maintain and increase market share and control expenses;

•	the possibility that the Company’s investment management business will fail to perform as currently anticipated;

•	changes in key management personnel may adversely impact our operations; and

•	other factors detailed from time to time in the Company’s Securities and Exchange Commission filings

Operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007

Earnings Summary and Executive Overview

Net income was $2.3 million, or $0.48 per diluted share in the second quarter of 2007, an increase of $301,000, or 15.3% compared to net income of $2.0 million or $0.54 per diluted share for the same period in 2006. The return on average assets and return on average shareholders’ equity were 0.71% and 8.22%, respectively, for the three months ended June 30, 2007, compared with 0.80% and 11.30%, respectively, for the second quarter of 2006.

Net income was $4.6 million or $0.97 per diluted share for the six months ended June 30, 2007, an increase of $1.2 million or 35.6% compared with $3.4 million or $0.94 per diluted share for the six months ended June 30, 2006. The return on average assets and return on average shareholders’ equity were 0.73% and 8.40%, respectively, for the six months ended June 30, 2007, compared with 0.69% and 9.74%, respectively, for the same period in 2006.

The changes in net income and earnings per share in the three months and six months ended June 30, 2007 reflect in large part the impact of the acquisition of Bridge Street Financial, Inc. (“Bridge Street”), a $219.3 million bank holding company, in October 2006 and the increase in shares issued and outstanding that resulted from the acquisition.

Analysis of Net Interest Income and the Net Interest Margin

Net interest income totaled $8.0 million in the three months ended June 30, 2007, an increase of $1.5 million compared with the second quarter of 2006. Interest income increased $4.2 million or 31.1% in the second quarter of 2007 compared with the year-ago quarter, while interest expense increased $2.7 million or 38.6%.

The increase in net interest income resulted primarily from an increase in average earning assets of $213.4 million compared with the year-ago quarter. The acquisition of Bridge Street and growth in the Company’s lease portfolio in the second half of 2006 were the primary contributors to the earning asset growth. Loans and leases comprised 77.0% of average earning assets in the second quarter of 2007, compared with 72.4% in the year-ago quarter. The higher portion of earning assets in loans and leases combined with general upward repricing of the Company’s earning-assets contributed to an increase in the Company’s tax-equivalent earning asset yield which substantially offset an increase in its cost of funds. The Company’s tax-equivalent earning asset yield was 6.35% in the second quarter of 2007, an increase of 38 basis points compared with 5.97% in the same quarter in 2006. The tax-equivalent earning asset yield was 6.30% in the first quarter of 2007.

The Company’s cost of funds was 3.78% in the second quarter of 2007, an increase of 39 basis points compared with 3.39% in the second quarter of 2006. The Company’s cost of funds was 3.67% in the first quarter of 2007. The increase in the cost of funds compared with the year-ago quarter resulted primarily from higher short-term interest rates and highly competitive pricing for time accounts and municipal deposits in our market area. The average yield on the Company’s time accounts in the second quarter was 4.71% compared with 4.16% in the second quarter of 2006 and 4.60% in the first quarter of 2007.

Intense competition for commercial loans and slow economic growth in our market area have contributed to a slowing of growth in our commercial loan portfolio in the first half of 2007. Average commercial loans outstanding in the second quarter of 2007 decreased $426,000 compared with the average outstanding in the first quarter of 2007. Prepayments on several commercial relationships totaling approximately $6.3 in the second quarter contributed to a $2.6 million decrease in the balance at June 30, 2007 compared with March 31, 2007. Commercial loans outstanding at June 30, 2007 have decreased $1.9 million compared with the balance outstanding at December 31, 2006. Commercial lending continues to be an important part of our growth strategy, however, its growth will likely continue to be constrained for the foreseeable future as a result of the soft economic conditions in our markets and significant competition among financial institutions. The Company intends to continue to maintain its sound credit underwriting standards which may negatively impact our ability to increase earning assets in the current operating environment.

Average residential mortgages outstanding increased $4.3 million in the second quarter of 2007 compared with the average in the first quarter of 2007, as we expanded our mortgage origination operations in an effort to increase our market share. This growth has come entirely from conventional mortgages originated in our lending area. The Company has no exposure to sub-prime, Alt-A, negative amortizing or other higher risk residential mortgages, as we do not originate these types of loans.

Average deposits increased $170.9 million in the second quarter of 2007 compared with the second quarter of 2006 due primarily to the acquisition of Bridge Street, and were up $7.3 million compared with the first quarter of 2007. Increases in average time deposits of $8.4 million and average demand and savings accounts of $899,000 in the second quarter of 2007 compared with the first quarter of 2007 offset a $2.0 million decline in average money market accounts during the same period. Average time accounts represented 46.2% of average deposits in the second quarter of 2007, compared with 47.1% in the year ago quarter and 45.7% in the first quarter of 2007. Average savings and money market accounts were 30.3% of average deposits in the second quarter, compared with 29.9% in the second quarter of 2006 and 30.6% in the first quarter of 2007. Average demand deposits were 23.5% of average deposits in the second quarter of 2007, compared with 23.0% in the second quarter of 2006, and 23.7% in the first quarter of 2007.

Our tax-equivalent net interest margin was 3.01% in the quarter ended June 30, 2007, which was unchanged from the second quarter of 2006. The tax-equivalent net interest margin was 3.04% in the first quarter of 2007.

Net interest income was $16.1 million for the six months ended June 30, 2007, an increase of $3.1 million or 23.4% compared with the six months ended June 30, 2006. Interest income increased $8.9 million or 33.8% in the first half of 2007 compared with the year-ago period, while interest expense increased $5.8 million or 44.3%.

The increase in net interest income resulted primarily from an increase in average earning assets of $215.9 million compared with the year-ago period. Changes in average earning assets and average deposits and borrowings for the six months ended June 30, 2007 compared with the year ago period showed trends similar to those for the second quarter of 2007 compared the second quarter of 2006.

Our tax-equivalent net interest margin was 3.02% in the six months ended June 30, 2007, compared with 3.03% in the year ago period.

We expect that the highly competitive loan and deposit pricing in our markets will continue to influence our net interest margin in coming quarters. However, based upon the weighted average yield of our time accounts in the second quarter of 2007 and our current offering rates, it is likely that the magnitude of upward repricing on our time deposits will be less than that was experienced throughout 2006, absent an unforseen change in the Treasury yield curve, competitive pricing or funding needs of the Company. As stated above, the average yield on our time accounts was 4.71% in the second quarter of 2007, which was slightly above the annual percentage yield being offered by the Company for twelve month retail time accounts at June 30, 2007. This compares with an average yield of 4.16% on time accounts in the second quarter of 2006, which was slightly below the annual percentage yield being offered by the Company for twelve month retail time accounts at June 30, 2006.

Average Balance Sheet and Non-interest Analysis

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated. Interest income and yield information is adjusted for items exempt from federal income taxes (“nontaxable”) and assumes a 34% tax rate. Non-accrual loans have been included in the average balances. Securities are shown at average amortized cost.

	For the three months ended June 30,

	2007			2006

	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate

	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$—	$—	—%	$3,569	$49	5.49%
Taxable investment securities	170,497	1,906	4.47%	176,835	1,809	4.09%
Nontaxable investment securities	85,282	1,344	6.30%	72,437	1,139	6.29%
FHLB and FRB stock	8,783	193	8.79%	5,670	74	5.22%
Real estate loans	259,751	3,874	5.97%	189,762	2,875	6.06%
Commercial loans	212,776	4,265	8.02%	157,774	3,219	8.16%
Nontaxable commercial loans	8,692	155	7.11%	7,142	117	6.53%
Taxable leases (net of unearned discount)	111,526	1,964	7.04%	54,740	940	6.87%
Nontaxable leases (net of unearned discount)	20,210	297	5.88%	21,056	258	4.89%
Indirect auto loans	180,782	2,445	5.41%	179,734	2,219	4.94%
Consumer loans	91,093	1,816	7.97%	67,269	1,281	7.62%

Total Interest-earning assets	$1,149,392	$18,259	6.35%	$935,988	$13,980	5.97%

Non-interest earning assets:
Other Assets	132,813			62,261
Less: Allowance for loan and lease losses	(7,512)			(5,114)
Net unrealized losses on securities available-for-sale	(1,863)			(4,165)

Total Assets	$1,272,830			$988,970

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$95,575	$230	0.96%	$83,021	$118	0.57%
Savings deposits	85,437	114	0.53%	55,758	79	0.57%
MMDA deposits	198,490	1,587	3.20%	173,635	1,258	2.90%
Time deposits	433,410	5,106	4.71%	361,379	3,758	4.16%
Borrowings(1)	177,521	2,073	4.67%	131,928	1,507	4.57%
Junior subordinated obligations issued to unconsolidated trusts	25,774	490	7.60%	10,310	205	7.95%

Total interest-bearing liabilities	$1,016,207	$9,600	3.78%	$816,031	$6,925	3.39%
Non-interest bearing liabilities:
Demand deposits	125,239			93,507
Other liabilities	20,708			9,646
Shareholders’ equity	110,676			69,786

Total liabilities and shareholders’ equity	$1,272,830			$988,970

Net interest income (tax equivalent)		$8,659			$7,055

Net interest margin (tax equivalent)			3.01%			3.01%
Net interest rate spread			2.57%			2.58%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		$610			$515

(1)          Includes mortgagors’ escrow funds

	For the six months ended June 30,

	2007			2006

	Average Balance	Interest Earned /Paid	Yield Rate	Average Balance	Interest Earned /Paid	Yield Rate

	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$141	$3	4.26%	$4,358	$108	4.96%
Taxable investment securities	169,828	3,736	4.40%	181,225	3,651	4.03%
Nontaxable investment securities	85,507	2,661	6.22%	72,731	2,271	6.25%
FHLB and FRB Stock	8,488	307	7.23%	5,880	147	5.00%
Real estate loans	257,588	7,735	6.01%	188,241	5,674	6.03%
Commercial loans	213,037	8,474	7.96%	155,834	6,051	7.77%
Nontaxable commercial loans	8,644	306	7.08%	6,749	224	6.65%
Taxable leases (net of unearned discount)	111,058	3,943	7.10%	50,916	1,707	6.71%
Nontaxable leases (net of unearned discount)	20,380	597	5.86%	20,302	502	4.94%
Indirect loans	181,214	4,852	5.35%	176,569	4,324	4.90%
Consumer loans	90,892	3,624	7.97%	68,037	2,534	7.45%

Total interest-earning assets	$1,146,777	$36,238	6.32%	$930,842	$27,193	5.84%

Non-interest earning assets:
Other assets	130,840			62,509
Less: Allowance for loan and lease losses	(7,333)			(5,056)
Net unrealized losses on securities available-for-sale	(1,937)			(3,283)

Total assets	$1,268,347			$985,012

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$96,027	$413	0.86%	$84,451	$201	0.48%
Savings deposits	85,130	224	0.53%	55,591	151	0.54%
MMDA deposits	199,491	3,140	3.15%	176,190	2,436	2.77%
Time deposits	429,097	9,989	4.60%	351,711	6,927	3.94%
Borrowings(1)	178,835	4,158	4.65%	134,973	2,988	4.43%
Junior subordinated obligations issued to unconsolidated trusts	25,774	972	7.54%	10,310	396	7.68%

Total interest-bearing liabilities	$1,014,354	$18,896	3.73%	$813,226	$13,099	3.22%

Non-interest bearing liabilities:
Demand deposits	124,738			91,990
Other liabilities	19,047			9,713
Shareholders’ equity	110,208			70,083

Total liabilities and shareholders’ equity	$1,268,347			$985,012

Net interest income (tax equivalent)		$17,342			$14,094

Net interest margin (tax equivalent)			3.02%			3.03%
Net interest rate spread			2.59%			2.62%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		$1,212			$1,019

(1)          Includes mortgagors’ escrow funds

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

	For the three months ended June 30, 2007 compared to June 30, 2006 Increase/(Decrease Due To			For the six months ended June 30, 2007 compared to June 30, 2006 Increase/(Decrease) Due To

	Volume	Rate	Net Change	Volume	Rate	Net Change

	(In thousands)
Federal funds sold	$(49)	$—	$(49)	$(97)	$(8)	$(105)
Taxable investment securities	(68)	165	97	(240)	325	85
Non-taxable investment securities	203	2	205	398	(8)	390
FHLB and FRB stock	55	64	119	80	80	160
Real estate loans	1,051	(52)	999	2,086	(25)	2,061
Commercial loans	1,112	(66)	1,046	2,248	175	2,423
Non-taxable commercial loans	26	12	38	68	14	82
Taxable leases (net of unearned income)	988	36	1,024	2,076	160	2,236
Non-taxable leases (net of unearned income)	(12)	51	39	2	93	95
Indirect loans	14	212	226	119	409	528
Consumer loans	465	70	535	881	209	1,090

Total interest-earning assets	$3,785	$494	$4,279	$7,621	$1,424	$9,045

Interest-bearing demand deposits	$24	$88	$112	$39	$173	$212
Savings deposits	41	(6)	35	79	(6)	73
MMDA deposits	189	140	329	344	360	704
Time deposits	800	548	1,348	1,712	1,350	3,062
Borrowings	527	39	566	995	175	1,170
Junior subordinated obligations issued to unconsolidated subsidiary trusts	301	(16)	285	589	(13)	576

Total interest-bearing liabilities	$1,882	$793	$2,675	$3,758	$2,039	$5,797

Net interest income tax equivalent	$1,903	$(299)	$1,604	$3,863	$(615)	$3,248

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

Nonperforming assets were $5.5 million or 0.43% of total assets at June 30, 2007, compared with $5.6 million or 0.44% of total assets and $2.6 million or 0.21% of total assets at March 31, 2007 and December 31, 2006, respectively. Three relationships comprised most of the increase in nonperforming assets which occurred in the first quarter of 2007, the largest of which is a $1.2 million short-term secured commercial loan. The other two are secured commercial relationships totaling $1.1 million which were acquired as part of the acquisition of Bridge Street.

At June 30, 2007, delinquent loans and leases (30 days or more, including nonperforming loans and leases) totaled $12.7 million or 1.43% of total loans and leases, compared with $10.9 million or 1.23% at March 31, 2007 and $16.3 million or 1.85% at December 31, 2006. The Company has no exposure to sub-prime, Alt-A, negative amortizing or other higher risk residential mortgages.

The provision for loan and lease losses was $700,000 in the quarter ended June 30, 2007, compared with $417,000 in the second quarter of 2006. Net charge-offs were $495,000 in the three months ended June 30, 2007, compared with $293,000 in the year-ago quarter. The provision for loan and lease losses was $1.5 million for the six months ended June 30, 2007, compared with $1.4 million in the year-ago period.

The allowance for loan and lease losses was $7.5 million at June 30, 2007, compared with $7.3 million and $7.0 million at March 31, 2007 and December 31, 2006, respectively. The ratio of the allowance for loan and lease losses to nonperforming loans and leases was 139.3% at June 30, 2007, compared with 132.7% and 266.4% at March 31, 2007 and December 31, 2006, respectively. The ratio of the allowance for loan and lease losses to total loans and leases was 0.85% at June 30, 2007, compared with 0.83% and 0.80% at March 31, 2007 and December 31, 2006, respectively.

In addition to the nonperforming loans summarized in the following table, the Company has identified approximately $8.3 million in potential problem loans at June 30, 2007 as compared to $6.0 million at March 31, 2007 and $6.7 million at December 31, 2006. Potential problem loans are loans that are currently performing, but possible credit problems of the borrowers causes management to have concerns as to the ability of the borrowers to comply with the loan repayment terms, and may become nonperforming at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by our loan rating system as “substandard.” At June 30, 2007, potential problem loans primarily consisted of commercial real estate and commercial loans. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

The following tables present a summary of non-performing assets for the periods indicated and a summary of the changes in the allowance for loan and lease losses arising from loans and leases charged off and recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense for the periods indicated.

	June 30, 2007	March 31, 2007	December 31, 2006

	(In thousands)
Non-accruing loans and leases:
Residential real estate loans	$295	$297	$298
Commercial loans	3,486	2,874	1,248
Leases	350	228	99
Indirect loans	40	84	63
Other consumer loans	231	280	141

Total non-accruing loans and leases	4,402	3,763	1,849
Accruing loans and leases delinquent 90 days or more	1,009	1,763	790

Total Non-performing loans and leases	5,411	5,526	2,639
Other real estate and repossessed assets	66	66	—

Total non-performing assets	$5,477	$5,592	$2,639

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

	(In thousands)
Allowance for loan and lease losses, beginning of period	$7,333	$5,046	$ 7,029	$ 4,960

Loans and leases charged-off	(818)	(441)	(1,453)	(1,511)
Recoveries of loans and leases previously charged-off	323	148	512	304

Net loans and leases charged-off	(495)	(293)	(941)	(1,207)

Provision for loan and lease losses	700	417	1,450	1,417

Allowance for loan and lease losses, end of period	$7,538	$5,170	$ 7,538	$ 5,170

The following table presents certain asset quality ratios for the periods indicated:

	For three months ended June 30,		For six months ended June 30,

	2007	2006	2007	2006

Net loans and leases charged-off to average loans and leases, annualized	0.22%	0.17%	0.21%	0.36%
Provision for loan and lease losses to average loans and leases, annualized	0.32%	0.25%	0.33%	0.43%
Allowance for loan and lease losses to period-end loans and leases	0.85%	0.76%	0.85%	0.76%
Allowance for loan and lease losses to non-performing loans and leases	139.3%	623.9%	139.3%	623.9%
Non-performing loans and leases to period-end loans and leases	0.61%	0.12%	0.61%	0.12%
Non-performing assets to period-end assets	0.43%	0.09%	0.43%	0.09%

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated, dollars in thousands:

	Three months ended June 30,				Six months ended June 30,

			Change				Change

	2007	2006	$	%	2007	2006	$	%

Trust and brokerage income	$2,281	$2,232	$49	2.20%	$ 4,498	$4,480	$18	0.40%
Service charges on deposit accounts	1,288	980	308	31.43%	2,540	1,937	603	31.13%
Card-related fees	489	287	202	70.38%	935	558	377	67.56%
Insurance agency income	459	—	459	100.0%	856	—	856	100.0%
Income from bank- owned life insurance	157	100	57	57.00%	313	198	115	58.08%
Gain on the sale of loans	39	33	6	18.18%	83	46	37	80.43%
Rental income from operating leases	50	203	(153)	(75.37)%	126	416	(290)	(69.71)%
Other non-interest income	449	306	143	46.73%	950	537	413	76.91%

Total non-interest Income	$5,212	$4,141	$1,071	25.86%	$10,301	$8,172	$2,129	26.05%

Non-interest income increased $1.1 million and $2.1 million in the three months and six months ended June 30, 2007 compared with the year-ago periods primarily as a result of the acquisition of Bridge Street. Rental income from leases decreased in the quarterly and semi-annual periods ended June 30, 2006 compared with the year ago periods due to the declining balances in our operating leases. We ceased originating operating leases in early 2004, and as a result, rental income will continue to decline in the second half of 2007, during which time substantially all of the remaining rental income from these leases will be recognized. Non-interest income (excluding gains and losses on sales of securities and disposal of assets) comprised 39.3% and 39.0%, respectively, of revenue in the three months and six months ended June 30, 2007 compared with 38.8% and 38.5%, respectively, in the year-ago periods.

Non-interest Expenses

The following table sets forth certain information on operating expenses for the periods indicated, dollars in thousands:

	For three months ended June 30,				For six months ended June 30,

			Change				Change

	2007	2006	$	%	2007	2006	$	%

Salaries, wages and employee benefits	$4,563	$3,902	$ 661	16.94%	$ 8,997	$ 7,819	$1,178	15.07%
Building, occupancy, and equipment	1,705	1,545	160	10.36%	3,527	3,033	494	16.29%
Communication expense	217	126	91	72.22%	409	261	148	56.70%
Stationery and supplies	166	104	62	59.62%	294	211	83	39.34%
Marketing	426	206	220	106.80%	716	603	113	18.74%
Amortization of intangible assets	435	126	309	245.24%	884	252	632	250.79%
Professional fees	727	641	86	13.42%	1,427	1,389	38	2.74%
Other operating expenses	1,378	1,073	305	28.42%	2,684	1,978	706	35.69%

Total operating expenses	$9,617	$7,723	$1,894	24.52%	$18,938	$15,546	$3,392	21.82%

Non-interest expenses increased $1.9 million and $3.4 million in the three months and six months ended June 30, 2007 compared with the year-ago periods. Increases in all categories, except marketing, resulted primarily from the incremental costs associated with the operation of the Bridge Street branches and insurance agency, the costs associated with processing the increased volume of customer transactions due to the Bridge Street acquisition and amortization of intangible assets recorded in connection with the acquisition.

Marketing expense increased in the quarter and year-to-date periods ended June 30, 2007 compared with 2006 due primarily to a higher proportion of 2007 marketing related activities occurring in the second quarter, whereas 2006’s expenses were more concentrated in the first quarter.

The Company’s efficiency ratio was 72.5% and 71.7% in the three months and six months ended June 30, 2007, compared with 72.3% and 73.2% in the prior year periods. Expense control will continue to be a high priority for us in this operating environment. In excess of $4 million of Bridge Street’s pre-merger annualized expenses have been eliminated as a result of its merger and integration into the Company, and we are continuing to focus our attention on further non-interest expense reduction opportunities across our organization.

Income Taxes

The Company’s effective tax rate was 22.8% and 23.4% for the three months and six months ended June 30, 2007, compared with 22.4% and 20.4% in the year-ago periods. The higher effective tax rates in the current year periods was attributable to a decrease in tax-exempt income as a percentage of total income due primarily to the acquisition of Bridge Street. The differences from the statutory rate is driven substantially by tax-exempt income.

ANALYSIS OF FINANCIAL CONDITION

Loans

Total loans and leases (net of unearned income) were $886.9 million at June 30, 2007, compared with $882.6 million at December 31, 2006. Commercial loans totaled $221.6 million or 25.0% of total loans and leases at June 30, 2007, compared with $223.5 million or 25.3% of total loans and leases at December 31, 2006. Prepayments of several commercial relationships totaling $6.3 million in the second quarter offset otherwise modest growth during the quarter. Commercial loan growth will likely continue to be constrained for the foreseeable future as a result of the soft economic growth in our markets and significant competition among financial institutions.

Indirect loans totaled $181.6 million and were 20.5% of total loans and leases at June 30, 2007, compared with $182.5 million or 20.7% of total loans and leases at December 31, 2006. We have intentionally slowed the rate of originations in this portfolio in response to highly aggressive competitive pricing for indirect loans in our market which has diminished the profitability of indirect lending in light of current funding costs.

The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated, dollars in thousands:

	June 30, 2007	Percent	December 31, 2006	Percent

Residential real estate loans	$262,911	29.6%	$253,825	28.8%
Commercial loans	221,649	25.0%	223,527	25.3%
Leases (net of unearned income)	130,028	14.7%	131,338	14.9%
Indirect loans	181,603	20.5%	182,528	20.7%
Other consumer loans	90,696	10.2%	91,348	10.3%

Total loans & leases	$886,887	100.0%	$882,566	100.0%

(Less)
Allowance for loan & lease losses	(7,538)		(7,029)

Net loans and leases	$879,349		$875,537

Securities Available-for-sale

The following table sets forth the amortized cost and fair value for the Company’s available-for-sale investment securities portfolio, dollars in thousands:

	June 30, 2007		December 31, 2006

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Treasury obligations	$6,974	$6,320	$6,839	$6,420
U.S. government-sponsored corporations	61,102	60,299	62,178	61,452
Mortgage-backed securities	96,699	94,567	97,908	96,163
Obligations of states and political subdivisions	84,321	84,363	86,299	87,388
Other equity securities	2,443	2,478	2,442	2,579

Total	$251,539	$248,027	$255,666	$254,002

Net unrealized loss on available-for-sale securities	(3,512)		(1,664)

Total carrying value	$248,027		$254,002

Our securities available-for-sale portfolio is predominately comprised of investment grade mortgage-backed securities, securities issued by U.S. government sponsored corporations and municipal securities. Our mortgage-backed securities portfolio is comprised of pass-through securities guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae, and does not include any securities backed by subprime or other high-risk mortgages. The increase in unrealized losses on available-for-sale securities resulted primarily from changes in market interest rates during the period.

Deposits

Total deposits were $929.3 million at June 30, 2007, a decrease of $6.3 million from December 31, 2006. The Company did not experience any material changes in its deposit base in the first half of 2007.

The following table sets forth the composition of the Bank’s deposits by business line at the dates indicated, dollars in thousands:

	June 30, 2007					December 31, 2006

	Retail	Commercial	Municipal	Total	Percent	Retail	Commercial	Municipal	Total	Percent

Non-interest checking	$34,149	$89,165	$3,292	$126,606	13.6%	$34,236	$90,667	$4,672	$129,575	13.9%
Interest checking	74,589	9,354	13,863	97,806	10.5%	69,642	9,083	15,094	93,819	10.0%

Total checking	108,738	98,519	17,155	224,412	24.1%	103,878	99,750	19,766	223,394	23.9%

Savings	76,954	6,221	1,790	84,965	9.2%	77,888	6,436	1,701	86,025	9.2%
Money market	74,060	37,148	73,149	184,357	19.8%	76,771	39,709	72,662	189,142	20.2%
Time deposits	361,893	22,665	51,000	435,558	46.9%	367,614	27,876	41,545	437,035	46.7%

Total deposits	$621,645	$164,553	$143,094	$929,292	100.0%	$626,151	$173,771	$135,674	$935,596	100.0%

Liquidity

The Company’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, to take advantage of market interest rate opportunities, and to pay dividends to the company. Funding loan and lease requests, providing for liability outflows, and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee (“ALCO”) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of June 30, 2007, that liquidity as measured by the Bank is in compliance with its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the six months ended June 30, 2007, cash and cash equivalents increased by $1.7 million, as net cash provided by operating activities of $7.1 million exceeded the net cash used in lending and investing and deposit and financing activities of $5.4 million. Net cash from operating activities was primarily provided by net income in the amount of $4.6 million. Net cash used in deposit and financing activities principally reflects a $6.3 million decrease in deposits, cash dividends of $2.1 million and treasury share purchases of $982,000 in the six months ended June 30, 2007. The decreases were partially offset by a net increase in borrowings of $6.7 million. Net cash used in lending and investing activities primarily reflects a net increase in loans and leases of $5.3 million, partly reduced by a net decrease in investment securities of $3.0 million.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of June 30, 2007, the Bank’s credit limit with the FHLB was $200.4 million. The total of the Bank’s outstanding borrowings from the FHLB on that date was $128.2 million.

Capital Resources

During the six months ended June 30, 2007, shareholders’ equity increased $810,000. Net income of $4.6 million was partially offset by dividends declared totaling $2.1 million ($0.44 per share). In addition, the Company completed its stock repurchase program in the first quarter of 2007 with the purchase of 31,830 shares of its stock for a total cost of $982,000. Accumulated other comprehensive loss increased $1.3 million due to an increase in unrealized losses on securities available-for-sale. The increase in unrealized losses resulted primarily from changes in market interest rates during the period.

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

The Company and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined).

As of December 31, 2006, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. Management believes that, as of June 30, 2007, the Company and its subsidiary Bank met all capital adequacy requirements to which they were subject.

The following table compares the Company’s actual capital amounts and ratios with those needed to qualify for the “well capitalized” category, which is the highest capital category as defined in the regulations.

	Actual		To be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of June 30, 2007
Total Capital (to risk-weighted assets)	$98,405	11.29%	$87,177	>10.00%
Tier I Capital (to risk-weighted assets)	90,731	10.41%	52,306	>6.00%
Tier I Capital (to average assets)	90,731	7.41%	61,253	>5.00%
As of December 31, 2006
Total Capital (to risk-weighted assets)	$95,510	10.97%	$87,039	>10.00%
Tier I Capital (to risk-weighted assets)	88,215	10.14%	52,223	>6.00%
Tier I Capital (to average assets)	88,215	7.34%	60,103	>5.00%

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

The allowance for loan and lease losses represents management’s estimate of probable loan and lease losses in the loan and lease portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. Note C to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q describes the methodology used to determine the allowance for loan and lease losses, and a discussion of the factors driving changes in the amount of the allowance for loan and lease losses is included in this report.

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

Other Information

The long-standing Oneida Indian litigation, in which the Oneida Indian nation seeks possession of land in Madison and Oneida Counties, is described in the Company’s Form 10-K for the fiscal year ended December 31, 2006. On May 21, 2007, the U.S. District Court issued a decision dismissing the possessory land claims. The Court’s decision has been appealed. Management continues to believe that this matter will be resolved without adversely affecting the Company.

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

Earnings Simulation Modeling

Net interest income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening of the yield curve would result in increased earnings as investment margins widen. The model requires management to make assumptions about how the Bank’s balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Bank’s own loans. Non-contractual deposit growth rates and pricing are modeled on historical patterns. Interest rates of the various assets and liabilities on the balance sheet are assumed to change proportionally, based on their historic relationship to short-term rates. The Bank’s guidelines for risk management call for preventative measures to be taken if the simulation modeling demonstrates that an instantaneous 2% increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 15% when compared to the stable rate scenario. At June 30, 2007, based on the results of the Bank’s simulation model, and assuming that management does not take action to alter the outcome, the Bank would expect net interest income to decline 13.26% if short term interest rates increase by 2%, and to increase 12.20% if short term interest rates decrease by 2%.

Net Present Value Estimation

The Net Present Value of Equity (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of the asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The Bank’s NPV analysis models both an instantaneous 2% increasing and 2% decreasing interest rate scenario comparing the NPV in each scenario to the NPV in the current rate scenario. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. The NPV measure assumes a static balance sheet versus the growth assumptions that are incorporated into the earnings simulation measure, and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation model. As with earnings simulation modeling, assumptions about the timing and the variability of balance sheet cash flows are critical in NPV analysis. Particularly important are assumptions driving mortgage prepayments in both the loan and investment portfolios, and changes in the noncontractual deposit portfolios. These assumptions are applied consistently in both models. Based on the June 30, 2007 NPV estimation, a 2% instantaneous increase in interest rates was estimated to decrease NPV by 4.22%. NPV was estimated to increase by 0.46% if rates immediately declined by 2%. Policy guidelines limit the amount of the estimated increase/decline to 25% in a 2% rate change scenario.

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2007, an evaluation was performed under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2007 were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 15, 2007 (the “Meeting”).

At the Meeting, each of the following persons was elected as a Class III Director whose term will expire at the 2010 Annual Meeting of Shareholders:

VOTES	FOR	WITHHELD	NON-VOTES

Mary Pat Adams	4,023,501	66,622	691,436

Samuel J. Lanzafame	4,023,454	66,669	691,436

Lowell A. Seifter	4,053,631	36,492	691,436

Jack H. Webb	4,019,162	70,961	691,436

At the Meeting, the following person was elected as a Class II Director whose term will expire at the 2009 Annual Meeting of Shareholders:

VOTES	FOR	WITHHELD	NON-VOTES

Deborah F. Stanley	4,050,486	39,637	691,436

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to exhibit 3.1 to the Company’s Registration Statement on Form S-4 {Registration No. 333-62623} filed with the Commission on August 31, 1998, as amended)

3.2

Amended and Restated Bylaws of the Company (incorporated herein by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K {File No. 0-15366} filed with the Commission on September 3, 2004)

4.1

Rights Agreement dated October 19, 2001 between Alliance Financial Corporation and American Stock Transfer & Trust Company, including the Certificate of Amendment to the company’s Certificate of Incorporation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference to exhibit 4.1 to the Company’s Form 8-A12G filed with the Commission on October 25, 2001)

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

ALLIANCE FINANCIAL CORPORATION

DATE: August 6, 2007	/s/ Jack H. Webb

Jack H. Webb, Chairman of the Board, President
and Chief Executive Officer

DATE: August 6, 2007	/s/ J. Daniel Mohr

J. Daniel Mohr, Treasurer and Chief Financial Officer

.-28-