Form 10-Q
period 2007-09-30
ALLIANCE FINANCIAL CORP /NY/
filed 2007-11-09
CIK 796317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ___________________

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

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, on October 31, 2007 was 4,783,509 shares.

2

Alliance Financial Corporation and Subsidiaries Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30, 2007	December 31, 2006

Assets
Cash and due from banks	$28,160	$27,398
Securities available-for-sale	267,703	254,002
Federal Home Loan Bank of New York and Federal Reserve Bank stock	9,228	7,985

Loans and leases, net of unearned income	891,368	882,566
Less allowance for loan and lease losses	7,863	7,029

Net loans and leases	883,505	875,537

Premises and equipment, net	18,210	20,125
Accrued interest receivable	5,836	4,605
Bank-owned life insurance	16,922	16,449
Assets held for sale	2,866	2,367
Goodwill	33,501	33,456
Intangible assets, net	13,593	14,912
Other assets	14,035	16,131

Total assets	$1,293,559	$1,272,967

Liabilities
Non-interest-bearing deposits	$128,835	$129,575
Interest-bearing deposits	815,233	806,021

Total deposits	944,068	935,596
Borrowings	189,135	179,650
Accrued interest payable	3,442	2,651
Other liabilities	17,705	19,790
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	25,774

Total liabilities	1,180,124	1,163,461

Shareholders’ equity
Preferred stock (par value $25.00) 1,000,000 shares authorized, none issued.	—	—
Common stock (par value $1.00) 10,000,000 shares authorized, 4,909,821 and 4,894,994 shares issued; and 4,783,509 and 4,800,512 shares outstanding, respectively	4,910	4,895
Surplus	39,386	38,986
Undivided profits	74,539	70,658
Accumulated other comprehensive loss	(1,507)	(2,122)
Treasury stock, at cost; 126,312 and 94,482 shares, respectively	(3,893)	(2,911)

Total shareholders’ equity	113,435	109,506

Total liabilities & shareholders’ equity	$1,293,559	$1,272,967

The accompanying notes are an integral part of the consolidated financial statements.
3

Alliance Financial Corporation and Subsidiaries Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

	(Dollars in thousands, except share and per share data)
Interest income:
Interest and fees on loans and leases	$15,057	$11,498	$44,280	$32,267
Federal funds sold and interest bearing deposits	7	4	16	121
Securities	2,964	2,564	8,758	7,852

Total interest income	18,028	14,066	53,054	40,240

Interest expense:
Deposits:
Savings accounts	114	74	339	225
Money market accounts	1,533	1,188	4,673	3,624
Time accounts	5,355	4,203	15,343	11,130
NOW accounts	252	135	665	336

	7,254	5,600	21,020	15,315

Borrowings:
Repurchase agreements	742	709	2,248	1,880
Federal Home Loan Board advances	1,331	1,047	3,985	2,864
Junior subordinated obligations	495	248	1,465	644

Total interest expense	9,822	7,604	28,718	20,703

Net interest income	8,206	6,462	24,336	19,537
Provision for loan and lease losses	1,140	550	2,590	1,967

Net interest income after provision for loan and lease losses	7,066	5,912	21,746	17,570

Non-interest income:
Investment management income	2,335	2,157	6,834	6,637
Service charges on deposit accounts	1,382	1,001	3,924	2,938
Card-related fees	486	293	1,421	851
Insurance agency income	479	—	1,335	—
Income from bank-owned life insurance	160	102	473	299
Gain on the sale of loans	46	24	129	70
Rental income from leases	—	185	125	601
Other non-interest income	619	408	1,567	946

Total non-interest income	5,507	4,170	15,808	12,342

Non-interest expense:
Salaries and employee benefits	4,634	3,903	13,631	11,722
Occupancy and equipment expense	1,560	1,495	5,087	4,528
Communication expense	174	146	583	407
Stationery and supplies expense	156	125	450	336
Marketing expense	296	196	1,012	801
Amortization of intangible assets	435	126	1,319	378
Professional fees	641	697	2,069	2,083
Other non-interest expense	1,529	1,000	4,212	2,979

Total non-interest expense	9,425	7,688	28,363	23,234

Income before income tax expense	3,148	2,394	9,191	6,678
Income tax expense	738	575	2,154	1,447

Net income	$2,410	$1,819	$7,037	$5,231

Share and per share data
Basic average shares outstanding	4,709,334	3,503,851	4,714,379	3,496,132
Diluted average shares outstanding	4,756,088	3,585,204	4,776,138	3,569,326
Basic earnings per share	$0.51	$0.52	$1.49	$1.50
Diluted earnings per share	$0.51	$0.51	$1.47	$1.47
Cash dividends declared	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of the consolidated financial statements.
4

Alliance Financial Corporation and Subsidiaries Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands)

	Issued and Outstanding Common Shares	Common Stock	Surplus	Unamortized Value of Restricted Stock	Undivided Profits	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at December 31, 2005	3,565,012	$3,979	$11,185	$(1,453)	$66,740	$(1,700)	$(9,180)	$69,571
Comprehensive income
Net income	—	—	—	—	5,231	—	—	5,231
Other comprehensive income, net of taxes:
Change in unrealized appreciation in
available for sale securities, net of
reclassification adjustment	—	—	—	—	—	349	—	349
Change in minimum pension liability	—	—	—	—	—	(74)	—	(74)

Comprehensive income	—	—	—	—	—	—	—	5,506
Issuance of restricted stock	24,000	24	712	(736)	—	—	—	—
Forfeiture of restricted stock	(16,495)	(17)	(490)	432	—	—	—	(75)
Amortization of restricted stock	—	—	—	252	—	—	—	252
Tax benefit of restricted stock plan	—	—	—	—	16	—	—	16
Stock options exercised	26,304	26	565	—	—	—	—	591
Tax benefit of stock-based compensation	—	—	486	—	—	—	—	486
Cash dividend, $.66 per share	—	—	—	—	(2,357)	—	—	(2,357)
Treasury stock purchased	(15,367)	—	—	—	—	—	(496)	(496)
Reclassification of unearned restricted
stock awards to surplus in accordance
with SFAS No. 123R (75,875) shares	—	—	(1,505)	1,505	—	—	—	—

Balance at September 30, 2006	3,583,454	$4,012	$10,953	$—	$69,630	$(1,425)	$(9,676)	$73,494

Balance at December 31, 2006	4,800,512	$4,895	$38,986	$—	$70,658	$(2,122)	$(2,911)	$109,506
Comprehensive income
Net income	—	—	—	—	7,037	—	—	7,037
Other comprehensive income, net of taxes:
Change in unrealized appreciation in
available-for-sale securities, net of reclassification adjustment	—	—	—	—	—	432	—	432
Change in pension liability	—	—	—	—	—	183	—	183

Comprehensive income	—	—	—	—	7,037	615	—	7,652
Issuance of restricted stock	16,950	17	(17)	—	—	—	—	—
Forfeiture of restricted stock	(10,150)	(10)	(80)	—	—	—	—	(90)
Amortization of restricted stock	—	—	248	—	—	—	—	248
Tax benefit of restricted stock plan	—	—	19	—	—	—	—	19
Stock options exercised	8,027	8	170	—	—	—	—	178
Tax benefit of stock-based compensation	—	—	60	—	—	—	—	60
Cash dividend, $.66 per share	—	—	—	—	(3,156)	—	—	(3,156)
Treasury stock purchased	(31,830)	—	—	—	—	—	(982)	(982)

Balance at September 30, 2007	4,783,509	$4,910	$39,386	$—	$74,539	$(1,507)	$(3,893)	$113,435

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries Consolidated Statements of Cash Flow (Unaudited)

(In thousands)

	Nine months ended September 30,
	2007	2006

Operating activities:

Net income	$7,037	$5,231

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,590	1,967
Depreciation expense	1,884	2,089
Increase in surrender value of life insurance	(473)	(299)
Deferred income tax benefit	(85)	(243)
Accretion of investment security discounts and premiums, net	(211)	(153)
Net loss (gain) on sale of premises and equipment	13	(11)
Proceeds from the sale of mortgage loans	8,449	2,923
Origination of loans held-for-sale	(8,320)	(2,853)
Gain on sale of loans	(129)	(70)
Amortization of capitalized servicing rights	221	51
Amortization of intangible assets	1,319	378
Restricted stock expense	158	170
Change in other assets and liabilities	(421)	(1,598)

Net cash provided by operating activities	12,032	7,582

Investing activities:
Proceeds from maturities, redemptions, calls and principal repayments of investment securities, available-for-sale	56,407	45,364
Purchase of investment securities available-for-sale	(69,156)	(22,762)
Purchase of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock	(20,471)	(8,299)
Redemption of FHLB stock	19,228	9,019
Net increase in loans and leases	(10,868)	(73,353)
Purchases of premises and equipment	(1,228)	(1,808)
Proceeds from the sale of premises and equipment	640	364
Proceeds from the sale of assets held for sale	107	—

Net cash used in investing activities	(25,341)	(51,475)

Financing activities:
Net increase in demand deposits, NOW and savings accounts	8,179	1,904
Net increase in time deposits	293	41,536
Net increase in short-term borrowings	5,185	9,177
Proceeds on long-term borrowings	20,000	25,000
Payments on long-term borrowings	(15,700)	(40,000)
Net increase in junior subordinated obligations issued to unconsolidated subsidiary trusts	—	15,464
Proceeds from the exercise of stock options	178	591
Treasury stock purchased	(982)	(496)
Tax benefit of stock-based compensation	79	502
Cash dividends	(3,161)	(2,322)

Net cash provided by financing activities	14,071	51,356
Net increase in cash and cash equivalents	762	7,463

Cash and cash equivalents at beginning of period	27,398	22,878
Cash and cash equivalents at end of period	$28,160	$30,341

Supplemental disclosures of cash flow information:
Interest received during the period	$51,823	$39,875
Interest paid during the period	27,929	20,682
Income taxes	1,056	1,650
Non-cash investing activities:
Transfer of premises and equipment to assets held for sale	606	—
Transfers of loans to other real estate and repossessed assets	310	20
Non-cash financing activities:
Dividend declared and unpaid	1,052	788

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

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three and nine months ended September 30, 2007 and 2006.

B.	Earnings Per Share

Basic and diluted net income per common share calculations are as follows:

	For three months ended September 30,		For nine months ended September 30,

	2007	2006	2007	2006

	(Dollars in thousands, except per share amounts)
Basic:
Net Income	$2,410	$1,819	$7,037	$5,231

Average common shares outstanding	4,709,334	3,503,851	4,714,379	3,496,132
Net income per common share – basic	$0.51	$0.52	$1.49	$1.50

Diluted:
Net income	$2,410	$1,819	$7,037	$5,231

Average common shares outstanding	4,709,334	3,503,851	4,714,379	3,496,132
Incremental shares from assumed conversion of stock options and restricted stock	46,754	81,353	61,759	73,194

Average common shares outstanding – diluted	4,756,088	3,585,204	4,776,138	3,569,326
Net income per common share – diluted	$0.51	$0.51	$1.47	$1.47

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share gives the effect to weighted average shares which would be outstanding assuming the exercise of options and vesting of restricted stock using the treasury stock method. For the three and nine months ended September 30, 2007, 1,000 anti-dilutive stock options were excluded from the diluted weighted average common share calculations.

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

D.	Retirement Plan and Post-Retirement Benefits

The Company has a noncontributory defined benefit pension plan which it assumed as part of the Bridge Street Financial Inc. (“Bridge Street”) acquisition on October 6, 2006. The plan covers substantially all former Bridge Street full-time employees who met eligibility requirements on October 6, 2006, at which time all benefits were frozen. Under the plan, retirement benefits are primarily a function of both the years of service and the level of compensation. The amount contributed to the plan is determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes, or (b) the amount certified by an actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. The Company does not expect to make contributions to its pension plan in 2007.

The Company provides post-retirement medical and life insurance benefits through an unfunded plan to qualifying employees. Benefits are available to full-time employees who have worked 15 years and attained age 55. Retirees and certain active employees with more than 20 years of service to the Company continue to receive benefits in accordance with plans that existed at the Company’s predecessor banks, First National Bank of Cortland and Oneida Valley National Bank, respectively, prior to the merger of the banks in 1999.

ALLIANCE FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS The components of the plan’s net periodic cost for the periods indicated are as follows:

	Pension

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

	(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	60	—	180	—
Expected return on assets	(100)	—	(300)	—

Net periodic pension benefit	$(40)	$—	$(120)	$—

	Post-retirement

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

	(In thousands)
Service cost	$44	$31	$133	$91
Interest cost	86	71	259	212
Amortization of unrecognized prior service cost	16	20	46	59

Net periodic post-retirement cost	$146	$122	$438	$362

E.             Income Taxes

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. There was no cumulative effect of adoption of FIN 48.

As of January 1, 2007, the Company’s gross unrecognized tax benefits totaled $134,000. Included in this amount is $43,000 which would impact the Company’s effective tax rate, if recognized or reversed, and $69,000 which would affect goodwill. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations prior to March 30, 2008. As of September 30, 2007, the Company’s gross unrecognized tax benefits totaled $206,000. During the first nine months of 2007, there were additions of $72,000 for tax positions related to acquisition costs and adjusted through goodwill.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.

As of January 1, 2007, the Company has accrued $11,000 of interest related to uncertain tax positions. As of September 30, 2007, the total amount of accrued interest was $13,000. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout this analysis, the term “the Company” refers to the consolidated entity of Alliance Financial Corporation, its wholly-owned subsidiaries Ladd’s Agency, Inc. and Alliance Bank, N.A. (the “Bank”), and the Bank’s subsidiaries, Alliance Preferred Funding Corp. and Alliance Leasing, Inc. The Company is a New York corporation which was formed in November 1998 as a result of the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc. The respective operating subsidiaries of these two holding companies merged on April 16, 1999 to form Alliance Bank, N.A.

The following discussion presents material changes in the Company’s results of operations and financial condition during the three and nine months ended September 30, 2007, which are not otherwise apparent from the consolidated financial statements included in this report.

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

Operating results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007

Earnings Summary and Executive Overview

Net income was $2.4 million, or $0.51 per diluted share in the third quarter of 2007, an increase of $591,000, or 32.5% compared to net income of $1.8 million or $0.51 per diluted share for the same period in 2006. The return on average assets and return on average shareholders’ equity were 0.75 % and 8.65%, respectively, for the three months ended September 30, 2007, compared with 0.72% and 10.27%, respectively, for the third quarter of 2006.

Net income was $7.0 million or $1.47 per diluted share for the nine months ended September 30, 2007, an increase of $1.8 million or 34.5% compared with $5.2 million or $1.47 per diluted share for the nine months ended September 30, 2006. The return on average assets and return on average shareholders’ equity were 0.74% and 8.48%, respectively, for the nine months ended September 30, 2007, compared with 0.70% and 9.92%, respectively, for the same period in 2006.

The changes in net income in the three months and nine months ended September 30, 2007 reflect, in large part, the impact of the acquisition of Bridge Street Financial, Inc. (“Bridge Street”), a $219.3 million bank holding company, in October 2006.

Analysis of Net Interest Income and the Net Interest Margin

Net interest income totaled $8.2 million in the three months ended September 30, 2007, an increase of $1.7 million or 27.0% compared with the third quarter of 2006. Interest income increased $4.0 million or 28.2% in the third quarter of 2007 compared with the year-ago quarter, while interest expense increased $2.2 million or 29.2%.

The increase in net interest income resulted primarily from an increase in average earning assets of $205.3 million compared with the year-ago quarter. The acquisition of Bridge Street and growth in the Company’s lease portfolio in the second half of 2006 were the primary contributors to the earning asset growth. Loans and leases comprised 77.0% of average earning assets in the third quarter of 2007, compared with 74.1% in the year-ago quarter. The higher proportion of earning assets in loans and leases, combined with general upward repricing of the Company’s earning-assets, contributed to an increase in the Company’s tax-equivalent earning asset yield which offset an increase in its cost of funds. The Company’s tax-equivalent earning asset yield was 6.43% in the third quarter of 2007, an increase of 31 basis points compared with 6.12% in the same quarter in 2006. The tax-equivalent earning asset yield was 6.35% in the second quarter of 2007.

The Company’s cost of funds was 3.86% in the third quarter of 2007, an increase of 20 basis points compared with 3.66% in the third quarter of 2006. The Company’s cost of funds was 3.78% in the second quarter of 2007. The increase in the cost of funds compared with the year-ago quarter resulted primarily from higher short-term interest rates and highly competitive pricing for time accounts and municipal deposits in our market area.

Intense competition for commercial loans and slow economic growth in our market area have contributed to a slowing of growth in our commercial loan portfolio in 2007. Average commercial loans outstanding in the third quarter of 2007 was virtually unchanged compared with the average outstanding in the first two quarters of 2007. Commercial loans outstanding at September 30, 2007 have decreased $9.4 million compared with the balance outstanding at December 31, 2006 due, in large part, to unanticipated prepayments and seasonal use of lines of credit. Commercial lending continues to be an important part of our growth strategy, however, its growth will likely continue to be constrained for the foreseeable future as a result of the soft economic conditions in our markets and significant competition among financial institutions. The Company intends to continue to maintain its sound credit underwriting standards which may negatively impact our ability to increase earning assets in the current operating environment.

Average residential mortgages outstanding increased $5.9 million in the third quarter of 2007 compared with the average in the second quarter of 2007, as we expanded our mortgage origination operations in an effort to increase our market share. This growth has come entirely from conventional mortgages originated in our lending area. The Company does not originate and has no sub-prime, Alt-A, negative amortizing or other higher risk residential mortgages in its portfolio.

Average deposits increased $174.3 million in the third quarter of 2007 compared with the third quarter of 2006 due primarily to the acquisition of Bridge Street, and were up $4.6 million compared with the second quarter of 2007. Increases in average time deposits of $8.1 million and average demand and savings accounts of $6.1 million in the third quarter of 2007 compared with the second quarter of 2007 offset a $9.6 million decline in average money market accounts during the same period. Average time accounts represented 46.8% of average deposits in the third quarter of 2007, compared with 48.4% in the year ago quarter and 46.2% in the second quarter of 2007. Average money market accounts were 20.0% of average deposits in the third quarter, compared with 20.8% in the third quarter of 2006 and 21.2% in the second quarter of 2007. Average demand deposits were 24.2% of average deposits in the third quarter of 2007, compared with 23.7% in the third quarter of 2006, and 23.4% in the second quarter of 2007.

Our tax-equivalent net interest margin was 3.04% in the quarter ended September 30, 2007, compared with 2.93% from the third quarter of 2006. The tax-equivalent net interest margin was 3.01% in the second quarter of 2007.

Net interest income was $24.3 million for the nine months ended September 30, 2007, an increase of $4.8 million or 24.6% compared with the nine months ended September 30, 2006. Interest income increased $12.8 million or 31.8% in the first nine months of 2007 compared with the year-ago period, while interest expense increased $8.0 million or 38.7%.

The increase in net interest income resulted primarily from an increase in average earning assets of $212.2 million compared with the year-ago period. Changes in average earning assets and average deposits and borrowings for the nine months ended September 30, 2007 compared with the year ago period showed trends similar to those for the third quarter of 2007 compared to the third quarter of 2006.

Our tax-equivalent net interest margin was 3.03% in the nine months ended September 30, 2007, compared with 3.0% in the year ago period.

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

	For the three months ended September 30,

	2007			2006

	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate

	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$269	$4	5.95%	$179	$4	8.92%
Taxable investment securities	173,203	1,991	4.60%	169,302	1,752	4.14%
Nontaxable investment securities	83,920	1,285	6.12%	70,987	1,097	6.18%
FHLB and FRB stock	8,713	129	5.92%	5,983	87	5.82%
Real estate loans	265,633	4,029	6.07%	194,210	2,978	6.13%
Commercial loans	212,899	4,433	8.33%	156,919	3,097	7.89%
Nontaxable commercial loans	8,474	152	7.15%	7,160	121	6.77%
Taxable leases (net of unearned discount)	112,261	1,863	6.64%	80,436	1,490	7.41%
Nontaxable leases (net of unearned discount)	18,319	265	5.79%	18,077	265	5.87%
Indirect auto loans	182,285	2,578	5.66%	182,757	2,374	5.20%
Consumer loans	91,579	1,878	8.20%	66,221	1,305	7.88%

Total Interest-earning assets	1,157,555	18,607	6.43%	952,231	14,570	6.12%

Non-interest earning assets:
Other Assets	131,876			65,418
Less: Allowance for loan and lease losses	(7,792)			(5,270)
Net unrealized losses on securities available-for-sale	(3,009)			(4,235)

Total Assets	$1,278,630			$1,008,144

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$98,959	252	1.02%	$86,010	135	0.63%
Savings deposits	83,923	114	0.54%	54,025	74	0.55%
MMDA deposits	188,892	1,533	3.25%	160,121	1,188	2.97%
Time deposits	441,531	5,355	4.85%	371,922	4,203	4.52%
Borrowings(1)	177,903	2,073	4.66%	147,176	1,756	4.77%
Junior subordinated obligations issued to
unconsolidated trusts	25,774	495	7.68%	12,028	248	8.25%

Total interest-bearing liabilities	1,016,982	9,822	3.86%	831,282	7,604	3.66%

Non-interest bearing liabilities:
Demand deposits	129,436			96,332
Other liabilities	20,747			9,684
Shareholders’ equity	111,465			70,846

Total liabilities and shareholders’ equity	$1,278,630			$1,008,144

Net interest income (tax equivalent)		$8,785			$6,966

Net interest margin (tax equivalent)			3.04%			2.93%
Net interest rate spread			2.57%			2.46%
Federal tax exemption on non-taxable
investment securities, loans and leases
included in interest income		$579			$504

(1) Includes mortgagors’ escrow funds

	For the nine months ended September 30,

	2007			2006

	Average Balance	Interest Earned /Paid	Yield Rate	Average Balance	Interest Earned /Paid	Yield Rate

	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$184	$7	5.07%	$2,965	$121	5.44%
Taxable investment securities	170,953	5,728	4.47%	177,246	5,395	4.06%
Nontaxable investment securities	84,978	3,945	6.19%	72,150	3,368	6.22%
FHLB and FRB Stock	8,563	435	6.77%	5,918	234	5.27%
Real estate loans	259,844	11,764	6.03%	189,691	8,652	6.08%
Commercial loans	213,018	12,984	8.12%	156,218	9,149	7.81%
Nontaxable commercial loans	8,587	458	7.10%	6,886	345	6.69%
Taxable leases (net of unearned discount)	111,335	5,730	6.86%	62,662	3,196	6.80%
Nontaxable leases (net of unearned discount)	19,697	862	5.83%	17,654	767	5.79%
Indirect loans	181,148	7,430	5.47%	178,421	6,697	5.00%
Consumer loans	90,519	5,501	8.10%	66,827	3,839	7.66%

Total interest-earning assets	1,148,826	54,844	6.36%	936,638	41,763	5.94%

Non-interest earning assets:
Other assets	132,728			64,813
Less: Allowance for loan and lease losses	(7,486)			(5,128)
Net unrealized losses on securities
available-for-sale	(2,294)			(3,600)

Total assets	$1,271,774			$992,723

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$97,004	665	0.91%	$84,971	336	0.53%
Savings deposits	84,728	339	0.53%	55,069	225	0.54%
MMDA deposits	195,958	4,673	3.18%	170,833	3,624	2.83%
Time deposits	433,242	15,343	4.72%	358,448	11,130	4.14%
Borrowings(1)	178,524	6,233	4.65%	139,040	4,744	4.55%
Junior subordinated obligations issued to
unconsolidated trusts	25,774	1,465	7.58%	10,883	644	7.89%

Total interest-bearing liabilities	1,015,230	28,718	3.77%	819,244	20,703	3.37%

Non-interest bearing liabilities:
Demand deposits	126,304			93,438
Other liabilities	19,613			9,704
Shareholders’ equity	110,627			70,337

Total liabilities and shareholders’ equity	$1,271,774			$992,723

Net interest income (tax equivalent)		$26,126			$21,060

Net interest margin (tax equivalent)			3.03%			3.00%
Net interest rate spread			2.59%			2.58%
Federal tax exemption on non-taxable
investment securities, loans and leases
included in interest income		$1,790			$1,523

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

	For the three months ended September 30, 2007 compared to September 30, 2006			For the nine months ended September 30, 2007 compared to September 30, 2006

	Increase/(Decrease) Due To			Increase/(Decrease) Due To

	Volume	Rate	Net Change	Volume	Rate	Net Change

	(In thousands)
Federal funds sold	$2	$(2)	$—	$(110)	$(4)	$(114)
Taxable investment securities	42	197	239	(202)	535	333
Non-taxable investment securities	199	(11)	188	596	(19)	577
FHLB and FRB stock	40	2	42	119	82	201
Real estate loans	1,087	(36)	1,051	3,191	(79)	3,112
Commercial loans	1,134	202	1,336	3,399	436	3,835
Non-taxable commercial loans	23	8	31	89	24	113
Taxable leases (net of unearned income)	559	(186)	373	2,494	40	2,534
Non-taxable leases (net of unearned income)	4	(4)	—	89	6	95
Indirect loans	(6)	210	204	103	630	733
Consumer loans	510	63	573	1,401	261	1,662

Total interest-earning assets	$3,594	$443	$4,037	$11,169	$1,912	$13,081

Interest-bearing demand deposits	$27	$90	$117	$67	$262	$329
Savings deposits	41	(1)	40	119	(5)	114
MMDA deposits	223	122	345	567	482	1,049
Time deposits	816	336	1,152	2,488	1,725	4,213
Borrowings	362	(45)	317	1,366	123	1,489
Junior subordinated obligations issued to unconsolidated subsidiary trusts	274	(27)	247	864	(43)	821

Total interest-bearing liabilities	$1,743	$475	$2,218	$5,471	$2,544	$8,015

Net interest income tax equivalent	$1,851	$(32)	$1,819	$5,698	$(632)	$5,066

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

Nonperforming assets were $4.8 million or 0.37% of total assets at September 30, 2007, compared with $5.5 million or 0.43% of total assets and $2.6 million or 0.21% of total assets at June 30, 2007 and December 31, 2006, respectively. Commercial loans on nonaccrual status decreased $924,000 in the third quarter due largely to the return to performing status of one commercial loan during the quarter.

At September 30, 2007, delinquent loans and leases (30 days or more, including nonperforming loans and leases) totaled $12.9 million or 1.45% of total loans and leases, compared with $12.7 million or 1.43% at June 30, 2007 and $16.3 million or 1.85% at December 31, 2006. Delinquencies at December 31, 2006 were impacted by the acquisition of the Bridge Street loan portfolio. The Company has no sub-prime, Alt-A, negative amortizing or other higher risk residential mortgages in its portfolio.

The provision for loan and lease losses was $1.1 million and $2.6 million in the quarter and nine months ended September 30, 2007, compared with $550,000 and $2.0 million, respectively, in the year-ago periods. Net charge-offs were $815,000 and $1.8 million in the quarter and nine months ended September 30, 2007, compared with $318,000 and $1.5 million in the respective year-ago periods. The increased provisions were largely the result of higher net charge-offs and management’s expectations of weakening economic and credit conditions.

The allowance for loan and lease losses was $7.9 million at September 30, 2007, compared with $7.5 million and $7.0 million at June 30, 2007 and December 31, 2006, respectively. The ratio of the allowance for loan and lease losses to nonperforming loans and leases was 176.1% at September 30, 2007, compared with 139.3% and 266.4% at June 30, 2007 and December 31, 2006, respectively. The ratio of the allowance for loan and lease losses to total loans and leases was 0.88% at September 30, 2007, compared with 0.85% and 0.80% at June 30, 2007 and December 31, 2006, respectively.

In addition to the nonperforming loans summarized in the following table, the Company has identified approximately $11.1 million in potential problem loans at September 30, 2007, as compared to $8.3 million at June 30, 2007 and $6.7 million at December 31, 2006. The average balance of such potential problem loans was $309,000, $376,000 and $267,000 at September 30, 2007, June 30, 2007 and December 31, 2006, respectively. Potential problem loans are loans that are currently performing, but operating performance or other relevant factors could result in potential credit problems thus causing management to have concerns as to the ability of the borrowers to comply with the loan repayment terms. Such loans may become nonperforming at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by our loan rating system as “substandard.” At September 30, 2007, potential problem loans primarily consisted of commercial real estate and commercial loans. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

The following tables present a summary of non-performing assets for the periods indicated and a summary of the changes in the allowance for loan and lease losses arising from loans and leases charged off and recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense for the periods indicated.

	September 30, 2007	June 30, 2007	December 31, 2006

	(In thousands)
Non-accruing loans and leases:
Residential real estate loans	$294	$295	$298
Commercial loans	2,562	3,486	1,248
Leases	347	350	99
Indirect loans	43	40	63
Other consumer loans	138	231	141

Total non-accruing loans and leases	3,384	4,402	1,849
Accruing loans and leases delinquent 90 days or more	1,080	1,009	790

Total Non-performing loans and leases	4,464	5,411	2,639
Other real estate and repossessed assets	326	66	—

Total non-performing assets	$4,790	$5,477	$2,639

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

	(In thousands)
Allowance for loan and lease losses, beginning of period	$7,538	$5,170	$7,029	$4,960

Loans and leases charged-off	(924)	(519)	(2,377)	(2,030)
Recoveries of loans and leases previously charged-off	109	201	621	505

Net loans and leases charged-off	(815)	(318)	(1,756)	(1,525)

Provision for loan and lease losses	1,140	550	2,590	1,967

Allowance for loan and lease losses, end of period	$7,863	$5,402	$7,863	$5,402

The following table presents certain asset quality ratios for the periods indicated:

	For three months ended September 30,		For nine months ended September 30,

	2007	2006	2007	2006

Net loans and leases charged-off to average loans and leases, annualized	0.37%	0.18%	0.26%	0.30%
Provision for loan and lease losses to average loans and leases, annualized	0.51%	0.31%	0.39%	0.39%
Allowance for loan and lease losses to period-end loans and leases	0.88%	0.74%	0.88%	0.74%
Allowance for loan and lease losses to non-performing loans and leases	176.1%	495.8%	176.1%	495.8%
Non-performing loans and leases to period-end loans and leases	0.50%	0.15%	0.50%	0.15%
Non-performing assets to period-end assets	0.37%	0.11%	0.37%	0.11%

Non-interest Income The following table sets forth certain information on non-interest income for the periods indicated, dollars in thousands:

	Three months ended September 30,				Nine months ended September 30,

			Change				Change

	2007	2006	$	%	2007	2006	$	%

Investment management income	$2,335	$2,157	$178	8.3%	$6,834	$6,637	$197	3.0%
Service charges on deposit accounts	1,382	1,001	381	38.1%	3,924	2,938	986	33.6%
Card-related fees	486	293	193	65.9%	1,421	851	570	67.0%
Insurance agency income	479	—	479	100.0%	1,335	—	1,335	100.0%
Income from bank-owned life insurance	160	102	58	56.9%	473	299	174	58.2%
Gain on the sale of loans	46	24	22	91.7%	129	70	59	84.3%
Rental income from operating leases	—	185	(185)	-100.0%	125	601	(476)	-79.2%
Other non-interest income	619	408	211	51.7%	1,567	946	621	65.6%

Total non-interest income	$5,507	$4,170	$1,337	32.1%	$15,808	$12,342	$3,466	28.1%

Non-interest income was $5.5 million in the third quarter of 2007, which was an increase of $1.3 million or 32.1% compared with $4.2 million in the third quarter of 2006. Non-interest income was $15.8 million in the nine months ended September 30, 2007, which was an increase of $3.5 million or 28.1% compared with the year-ago period. The increases in non-interest income are due primarily to the effect of the Bridge Street acquisition, growth in investment management income, and organic growth in customer service charges and transaction fees. Rental income from leases decreased $185,000 or 100% in the third quarter due to the decrease in operating lease activity. Non-interest income comprised 40.2% of total revenue (non-interest income, net of realized gains and losses on securities, and net interest income) in the third quarter of 2007 compared with 39.2% in the year-ago quarter and 39.3% in the second quarter of 2007.

Non-interest Expenses

The following table sets forth certain information on operating expenses for the periods indicated, dollars in thousands:

	For three months ended September 30,				For nine months ended September 30,

			Change				Change

	2007	2006	$	%	2007	2006	$	%

Salaries and employee benefits	$4,634	$3,903	$731	18.7%	$13,631	$11,722	$1,909	16.3%
Occupancy and equipment expense	1,560	1,495	65	4.2%	5,087	4,528	559	11.0%
Communication expense	174	146	28	19.2%	583	407	176	43.2%
Stationery and supplies expense	156	125	31	24.8%	450	336	114	33.9%
Marketing expense	296	196	100	51.0%	1,012	638	374	58.6%
Amortization of intangible assets	435	126	309	245.2%	1,319	378	941	248.9%
Professional fees	641	697	(56)	-8.0%	2,069	2,083	(14)	-0.7%
Other operating expenses	1,529	1,000	529	52.9%	4,212	3,142	1,070	34.1%

Total operating expenses	$9,425	$7,688	$1,737	22.6%	$28,363	$23,234	$5,129	22.1%

Non-interest expenses increased $1.7 million and $5.1 million in the three months and nine months ended September 30, 2007 compared with the year-ago periods. Increases in all categories, except marketing, resulted primarily from the incremental costs associated with the operation of the Bridge Street branches and insurance agency, the costs associated with processing the increased volume of customer transactions due to the Bridge Street acquisition and amortization of intangible assets recorded in connection with the acquisition.

Marketing expense increased in the quarter and year-to-date periods ended September 30, 2007 compared with 2006 due primarily to an overall increased level of marketing activities in 2007.

The Company’s efficiency ratio was 68.7% and 70.7% in the three months and nine months ended September 30, 2007, compared with 72.3% and 72.9% in the prior year periods. Expense control will continue to be a high priority for us in this operating environment.

Income Taxes

The Company’s effective tax rate was 23.4% for both the three months and nine months ended September 30, 2007, compared with 24.0% and 21.7% in the year-ago periods.

ANALYSIS OF FINANCIAL CONDITION

Loans

Total loans and leases (net of unearned income) were $891.4 million at September 30, 2007, compared with $882.6 million at December 31, 2006. Residential mortgages totaled $268.8 million or 30.2% of total loans and leases at September 30, 2007, reflecting an increase of $15.5 million compared with December 31, 2006. The growth in residential mortgages has come entirely from conventional mortgages originated in our local markets as the result of our long established plan to grow our mortgage origination operations. The Company does not originate and has no sub-prime, Alt-A, negative amortizing or other higher risk residential mortgages in its portfolio.

Commercial loans totaled $214.2 million or 24.1% of total loans and leases at September 30, 2007, compared with $223.6 million or 25.4% of total loans and leases at December 31, 2006. Prepayments of several commercial relationships totaling approximately $8.8 million in the second and third quarters of 2007, along with a $6.5 million decrease in line of credit utilization due largely to seasonal factors offset otherwise modest growth during the first three quarters of 2007. The prepayments occurred largely as a result of the Company’s decision not to offer certain aggressive rate and credit terms that would have been necessary to retain these relationships. Commercial loan growth will likely continue to be constrained for the foreseeable future as a result of the soft economic growth in our markets and significant competition among financial institutions.

Indirect loans totaled $182.1 million and were 20.5% of total loans and leases at September 30, 2007, compared with $181.9 million or 20.7% of total loans and leases at December 31, 2006. We have managed the rate of originations in this portfolio in response to highly aggressive competitive pricing for indirect loans in our market which has diminished the profitability of indirect lending in light of current funding costs.

The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated, dollars in thousands:

	September 30, 2007	Percent	December 31, 2006	Percent

Residential real estate loans	$268,774	30.2%	$253,289	28.8%
Commercial loans	214,217	24.1%	223,600	25.3%
Leases (net of unearned income)	130,224	14.7%	131,048	14.9%
Indirect loans	182,104	20.5%	181,929	20.7%
Other consumer loans	92,997	10.5%	90,438	10.3%

Total loans & leases	$888,316	100.0%	$880,304	100.0%

(Less)
Net deferred loan costs	3,052		2,262
Allowance for loan & lease losses	(7,863)		(7,029)

Net loans and leases	$883,505		$875,537

Securities Available-for-sale The following table sets forth the amortized cost and fair value for the Company’s available-for-sale investment securities portfolio, dollars in thousands:

	September 30, 2007		December 31, 2006

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Treasury obligations	$7,044	$6,641	$6,839	$6,420
U.S. government-sponsored corporations	71,008	70,726	62,178	61,452
Mortgage-backed securities	101,456	100,355	97,908	96,163
Obligations of states and political subdivisions	86,184	87,016	86,299	87,388
Other equity securities	2,934	2,965	2,442	2,579

Total	$268,626	$267,703	$255,666	$254,002

Net unrealized loss on available-for-sale securities	(923)		(1,664)

Total carrying value	$267,703		$254,002

Our securities available-for-sale portfolio is predominately comprised of investment grade mortgage-backed securities, securities issued by U.S. government sponsored corporations and municipal securities. Our mortgage-backed securities portfolio is comprised of pass-through securities guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae, and does not include any securities backed by subprime or other high-risk mortgages. The decrease in unrealized losses on available-for-sale securities resulted primarily from changes in market conditions and interest rates during the period.

Deposits

Total deposits were $944.1 million at September 30, 2007, an increase of $8.5 million from December 31, 2006. The Company did not experience any material changes in its deposit base in the first nine months of 2007.

The following table sets forth the composition of the Bank’s deposits by business line at the dates indicated, dollars in thousands:

	September 30, 2007					December 31, 2006

	Retail	Commercial	Municipal	Total	Percent	Retail	Commercial	Municipal	Total	Percent

Non-interest checking	$35,370	$89,610	$3,855	$128,835	13.7%	$34,236	$90,667	$4,672	$129,575	13.9%
Interest checking	77,329	7,661	18,380	103,370	10.9%	69,642	9,083	15,094	93,819	10.0%

Total checking	112,699	97,271	22,235	232,205	24.6%	103,878	99,750	19,766	223,394	23.9%

Savings	74,002	6,479	1,695	82,176	8.7%	77,888	6,436	1,701	86,025	9.2%
Money market	72,509	40,976	78,874	192,359	20.4%	76,771	39,709	72,662	189,142	20.2%
Time deposits	359,455	22,755	55,118	437,328	46.3%	367,614	27,876	41,545	437,035	46.7%

Total deposits	$618,665	$167,481	$157,922	$944,068	100.0%	$626,151	$173,771	$135,674	$935,596	100.0%

Liquidity

The Company’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, to take advantage of market interest rate opportunities, and to pay dividends to the Company. Funding loan and lease requests, providing for liability outflows, and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee (“ALCO”) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of September 30, 2007, that liquidity as measured by the Bank is in compliance with its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the nine months ended September 30, 2007, cash and cash equivalents increased by $762,000, as net cash provided by operating activities of $12.0 million and net cash provided by financing activity of $14.1 million exceeded the net cash used in investing activities of $25.3 million. Net cash from operating activities was primarily provided by net income in the amount of $7.0 million. Net cash provided by financing activities principally reflects an $8.5 million increase in deposits and a net increase in borrowings of $9.5 million, partly reduced by cash dividends of $3.2 million and treasury share purchases of $982,000 in the nine months ended September 30, 2007. Net cash used in investing activities primarily reflects a net increase in investment securities of $12.7 million combined with a net increase in loans and leases of $10.9 million.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of September 30, 2007, the Bank’s credit limit with the FHLB was $205.5 million. The total of the Bank’s outstanding borrowings from the FHLB on that date was $127.5 million, providing $78.0 million in availability.

Capital Resources

Shareholders’ equity increased $3.9 million in the nine months ended September 30, 2007. Net income of $7.0 million was partially offset by dividends declared totaling $3.2 million ($0.66 per share). In addition, the Company completed its stock repurchase program in the first quarter of 2007 with the purchase of 31,830 shares of its stock for a total cost of $982,000. The accumulated other comprehensive loss decreased $615,000 primarily due to a decrease in unrealized losses on securities available-for-sale. The decrease in unrealized losses resulted primarily from changes in market conditions and interest rates during the period.

On March 11, 2005, the Federal Reserve Board (FRB) announced approval of its final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier 1 capital of bank holding companies. Under the final rule, bank holding companies may continue to treat trust preferred securities as Tier 1 capital up to the current 25% core capital limit until March 31, 2009. After March 31, 2009, the 25% limit will be calculated net of goodwill (such goodwill is determined net of any associated deferred tax liability).

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

As of December 31, 2006, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. Management believes that, as of September 30, 2007, the Company and its subsidiary Bank met all capital adequacy requirements to which they were subject.

The following table compares the Company’s actual capital amounts and ratios with those needed to qualify for the “well capitalized” category, which is the highest capital category as defined in the regulations.

	Actual		To be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of September 30, 2007
Total Capital (to risk-weighted assets)	$100,689	11.53%	$87,341	>10.00%
Tier I Capital (to risk-weighted assets)	92,758	10.62%	52,404	>6.00%
Tier I Capital (to average assets)	92,758	7.53%	61,572	>5.00%
As of December 31, 2006
Total Capital (to risk-weighted assets)	$95,510	10.97%	$87,039	>10.00%
Tier I Capital (to risk-weighted assets)	88,215	10.14%	52,223	>6.00%
Tier I Capital (to average assets)	88,215	7.34%	60,103	>5.00%

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

Other Information

The long-standing Oneida Indian litigation, in which the Oneida Indian nation seeks possession of land in Madison and Oneida Counties, is described in the Company’s Form 10-K for the fiscal year ended December 31, 2006. On May 21, 2007, the U.S. District Court issued a decision dismissing the possessory land claims. The Court’s decision has been appealed. Although management cannot predict the timing of the resolution of this matter, it continues to believe that this matter will be resolved without adversely affecting the Company.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market conditions, rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company’s market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Other types of market risks do not arise in the normal course of the Company’s business activities.

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

Earnings Simulation Modeling

Net interest income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening of the yield curve would result in increased earnings as investment margins widen. The model requires management to make assumptions about how the Bank’s balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Bank’s own loans. Non-contractual deposit growth rates and pricing are modeled on historical patterns. Interest rates of the various assets and liabilities on the balance sheet are assumed to change proportionally, based on their historic relationship to short-term rates. The Bank’s guidelines for risk management call for preventative measures to be taken if the simulation modeling demonstrates that an instantaneous 2% increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 15% when compared to the stable rate scenario. At September 30, 2007, based on the results of the Bank’s simulation model, and assuming that management does not take action to alter the outcome, the Bank would expect net interest income to decline 13.12% if short term interest rates increase by 2%, and to increase 11.75% if short term interest rates decrease by 2%.

Net Present Value Estimation

The Net Present Value of Equity (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of the asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The Bank’s NPV analysis models both an instantaneous 2% increasing and 2% decreasing interest rate scenario comparing the NPV in each scenario to the NPV in the current rate scenario. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. The NPV measure assumes a static balance sheet versus the growth assumptions that are incorporated into the earnings simulation measure, and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation model. As with earnings simulation modeling, assumptions about the timing and the variability of balance sheet cash flows are critical in NPV analysis. Particularly important are assumptions driving mortgage prepayments in both the loan and investment portfolios, and changes in the noncontractual deposit portfolios. These assumptions are applied consistently in both models. Based on the September 30, 2007 NPV estimation, a 2% instantaneous increase in interest rates was estimated to decrease NPV by 3.35%. NPV was estimated to decrease by 1.48% if rates immediately declined by 2%.

Item 4.    Controls and Procedures

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2007, an evaluation was performed under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2007 were effective.

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

ALLIANCE FINANCIAL CORPORATION

DATE: November 9, 2007	/s/ Jack H. Webb

Jack H. Webb, Chairman of the Board, President and Chief Executive Officer

DATE: November 9, 2007	/s/ J. Daniel Mohr

J. Daniel Mohr, Treasurer and Chief Financial Officer
-28-