Form 10-K
period 2007-12-31
ALLIANCE FINANCIAL CORP /NY/
filed 2008-03-17
CIK 796317

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Yes                                                           No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes                                                           No  X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                                                       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]            Accelerated Filer [X]                Non-accelerated filer [  ]        Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes            No  X

As of June 30, 2007, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $119.0 million based on the closing sale price as reported on the NASDAQ Global Market.

The number of outstanding shares of the Registrant’s common stock, $1 par value per share, on March 7, 2008 was 4,652,385 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held on May 13, 2008 (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K.

Exhibit index is located on page 68 of 70.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED

DECEMBER 31, 2007

ALLIANCE FINANCIAL CORPORATION

PART I

This Annual Report on Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations and business of Alliance Financial Corporation and its subsidiaries. These forward-looking statements include: statements of our goals, intentions and expectations; statements regarding our business plans and prospects and growth and operating strategies; estimates of our risks and future costs and benefits. These forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: an increase in competitive pressure in the banking industry; changes in the interest rate environment which may reduce margins; changes in the regulatory environment; general economic conditions, both nationally and regionally, resulting, among other things, in a deterioration in credit quality; changes in business conditions and inflation; changes in the securities markets; changes in technology used in the banking business; our ability to maintain and increase market share and control expenses; the possibility that our investment management business will fail to perform as currently anticipated; and other factors detailed from time to time in our SEC filings.

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

General

Alliance Financial Corporation (the “Company” or “Alliance”) is a New York corporation and a registered financial holding company formed on November 25, 1998 as a result of the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc., which were incorporated May 30, 1986 and October 31, 1984, respectively. The Company is the holding company of Alliance Bank, N.A. (the “Bank”), which was formed as the result of the merger of First National Bank of Cortland and Oneida Valley National Bank in 1999.

The Bank provides financial services from 29 customer service facilities in the New York counties of Cortland, Madison, Oneida, Onondaga, Oswego, and from a Trust Administration Center in Buffalo, NY. Primary services include commercial, retail and municipal banking, consumer finance, mortgage financing and servicing, and trust and investment management services. The Bank has a substantially wholly-owned subsidiary, Alliance Preferred Funding Corp., which is engaged in residential real estate activity, and a wholly-owned subsidiary, Alliance Leasing, Inc., which is engaged in commercial leasing activity in over thirty states.

The Company’s administrative offices are located on the 18th Floor, AXA Tower II, 120 Madison St., Syracuse, New York. Banking services are provided at the administrative offices as well as at the Company’s 29 customer service facilities.

On February 18, 2005, the Bank acquired a portfolio of personal trust accounts and related assets under management from HSBC, USA, N.A. The Bank assumed the successor trustee role from HSBC on approximately 1,800 personal trust accounts and further assumed approximately $560 million in assets under management. Combined with its existing trust business the Bank now manages approximately $970 million of related investment assets.

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

At December 31, 2007, the Company had 335 full-time equivalent employees. The Company’s employees are not presently represented by any collective bargaining group. The Company considers its employee relations to be good.

The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits.

Services

The Company offers full-service banking with a broad range of financial products to meet the needs of its commercial, retail, government, and investment management customers. Depository account services include interest and non-interest-bearing checking accounts, money market accounts, savings accounts, time deposit accounts, and individual retirement accounts. The Company’s lending activities include the making of residential and commercial mortgage loans, business lines of credit, working capital facilities and business term loans, as well as installment loans, home equity loans, and personal lines of credit to individuals. Trust and investment management services include personal trust, employee benefit trust, investment management, custodial, and financial planning. Through UVEST Financial Services, member NASD/SIPC, the Bank provides financial counseling and brokerage services. The Company also offers safe deposit boxes, travelers checks, money orders, wire transfers, collection services, drive-up banking facilities, 24-hour night depositories, automated teller machines, 24-hour telephone banking, and on-line internet banking. Commercial equipment leasing services are offered through Alliance Leasing, Inc., a subsidiary of the Bank. Personal and commercial insurance products are offered on an agency basis through Ladd’s Agency, Inc., a multi-line insurance agency.

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

The Federal Reserve Board has established risk-based capital guidelines that are applicable to financial holding companies. The guidelines established a framework intended to make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and take off-balance sheet exposures into explicit account in assessing capital adequacy. The Federal Reserve Board guidelines define the components of capital, categorize assets into different risk classes, and include certain off-balance sheet items in the calculation of risk-weighted assets. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, less goodwill (“Tier 1 capital”). Banking organizations that are subject to the guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4.00% and a ratio of total capital to risk-weighted assets of at least 8.00%. The appropriate regulatory authority may set higher capital requirements when an organization’s particular circumstances warrant. The remainder (“Tier 2 capital”) may consist of a limited amount of subordinated debt, limited-life preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.” The Company’s Tier 1 and total risk-based capital ratios as of December 31, 2007 were 10.6% and 11.6%, respectively.

In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier 1 capital to quarterly average assets less goodwill (“Tier 1 leverage ratio”) of 3.00% for financial holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other financial holding companies are required to maintain a Tier 1 leverage ratio of 3.00% plus an additional layer of at least 100 to 200 basis points. The Company’s Tier 1 leverage ratio as of December 31, 2007 was 7.5%, which exceeded its regulatory requirement of 4.00%. The guidelines provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

As a national bank, the Bank is subject to primary supervision, regulation, and examination by the Office of the Comptroller of the Currency (“OCC”) and secondary regulation by the FDIC and the Federal Reserve Board. The Bank is subject to federal statutes and regulations that significantly affect its business and activities. The Bank must file reports with its regulators concerning its activities and financial condition and obtain regulatory approval to enter into certain transactions. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, acceptance of deposits, trust activities, mergers, consolidations, payment of dividends, capital requirements, reserves against deposits, establishment of branches and certain other facilities, limitations on loans to one borrower and loans to affiliated persons, and other aspects of the business of banks. In addition, federal legislation has instructed federal agencies to adopt standards or guidelines governing banks’ internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and capital, and other matters. Regulatory authorities have broad flexibility to initiate proceedings designed to prohibit banks from engaging in unsafe and unsound banking practices.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. Among other things, federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA identifies the following capital categories for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Rules adopted by the federal banking agencies under FDICIA provide that an institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. FDICIA imposes progressively more restrictive constraints on operation, management, and capital distributions, depending on the capital category in which an institution is classified. At December 31, 2007, the Company and the Bank were in the well-capitalized category, based on the ratios and guidelines noted above.

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

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the law restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client require pre-approval by the issuer’s audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, legal counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief financial officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

On March 1, 2005 the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. Trust preferred securities, however, will be subject to stricter quantitative limits. The rule provides that trust preferred securities, together with other “restricted core capital elements,” can be included in a bank holding company’s Tier 1 capital up to one-third of the sum of core capital elements, including “restricted core capital elements,” as defined in the rule. At December 31, 2007, the Company’s trust preferred securities comprised 21.8% of the sum of the Company’s core capital elements.

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

The Company is Subject to Interest Rate Risk

The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic and credit market conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

The Company is Subject to Lending Risk

There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic or credit market conditions in the markets where the Company operates as well as the State of New York and the entire United States. Increases in interest rates and/or weakening economic or credit market conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

As of December 31, 2007, approximately 39.1% of the Company’s loan and lease portfolio consisted of commercial loans and leases net of unearned income. These types of loans are generally viewed as having more risk of default than conventional residential real estate loans or most consumer loans. Commercial loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans and Leases” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial loans and leases.

The Company’s Allowance for Credit Losses May Be Insufficient

The Company maintains an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, that represents management’s best estimate of probable losses incurred within the existing portfolio of loans and leases. The allowance is necessary to provide for estimated credit losses and risks inherent in the loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan and lease portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a significant degree of subjectivity and requires the Company to make estimates of current credit risks, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review the Company’s allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, the Company will need additional provisions to increase the allowance for credit losses. These increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse affect on the Company’s financial condition and results of operations. See the section captioned “Asset Quality and the Allowance for Credit Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for credit losses.

The Company’s Profitability Depends Significantly on Economic Conditions in Central New York

The Company’s success depends significantly on the general economic conditions of Central New York and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Central New York counties of Cortland, Erie, Madison, Oneida, Onondaga and Oswego. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities or credit markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

The Company Operates In a Highly Competitive Industry and Market Area

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets where the Company operates. Additionally, various out-of-state banks continue to enter or have announced plans to enter the market areas in which the Company currently operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can. The Company’s ability to compete successfully depends on a number of factors, including, among other things:

¡	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.
¡	The ability to expand the Company’s market position.
¡	The ability to develop and maintain relationships with certain equipment leasing intermediaries which provide a substantial portion of our leasing business.
¡	The scope, relevance and pricing of products and services offered to meet customer needs and demands.
¡	The rate at which the Company introduces new products and services relative to its competitors.
¡	Customer satisfaction with the Company’s level of service.
¡	Industry and general economic trends.
¡	The ability of the company to upgrade and acquire technology and information systems to support the sales and service of deposit and loan products.

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

The Company Relies on Dividends from Its Subsidiary for Most of Its Revenue

The Company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on the Company’s debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations or pay dividends on the Company’s common stock.

The inability to receive dividends from the Bank could have a material adverse affect on the Company’s business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 17 – Dividends and Restrictions in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

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

The Company Continually Encounters Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological enhancements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

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

Item 1B. — Unresolved Staff Comments

Not applicable.

Item 2 — Properties

The Company conducts business in Central New York State through 29 banking offices and two administrative centers. The Company leases its corporate administrative center, located in Syracuse, NY. Eleven banking offices and one of the administrative centers are subject to leases and/or land leases. The other banking offices and administrative center are owned.

Item 3 — Legal Proceedings

In December 1998, the Oneida Indian Nation (“The Nation”) and the U.S. Justice Department filed a motion to amend a long-standing land claim against the State of New York to include a class of 20,000 unnamed defendants who own real property in Madison County and Oneida County. An additional motion sought to include the Company as a representative of a class of landowners. On September 25, 2000, the United States District Court of the Northern District of New York rendered a decision denying the motion to include the landowners as a group, and thus, excluding the Company and many of its borrowers from the litigation. The State of New York, the County of Madison and the County of Oneida remain as defendants in the litigation. This ruling may be appealed by The Nation, and does not prevent The Nation from suing landowners individually, in which case the litigation could involve assets of the Company. On May 21, 2007, the U.S. District Court issued a decision dismissing the possessory land claims. The Court’s decision has been appealed by the Nation. Although management cannot predict the timing of the resolution of this matter, it continues to believe that this matter will be resolved without adversely affecting the Company.

The Company and its subsidiaries are subject to various claims, legal proceedings and matters that arise in the ordinary course of business. In management’s opinion, no pending action, if adversely decided, would materially affect the Company’s financial condition.

Item 4 — Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data

The common stock of the Company is listed on the NASDAQ Global Market under the symbol “ALNC.” Market makers for the stock include Keefe, Bruyette & Woods, Inc. and Sandler O’Neill & Partners, L.P There were 927 shareholders of record as of December 31, 2007. The following table presents stock prices for the Company for 2007 and 2006. Stock prices below are based on daily high and low closing prices for the quarter, as reported on the NASDAQ Global Market.

	2007			2006
	High	Low	Dividend Declared	High	Low	Dividend Declared

1st Quarter	$32.27	$28.43	$0.22	$32.75	$30.26	$0.22
2nd Quarter	$30.55	$26.30	$0.22	$31.00	$27.29	$0.22
3rd Quarter	$26.50	$24.07	$0.22	$32.97	$29.51	$0.22
4th Quarter	$26.10	$23.06	$0.24	$32.54	$29.85	$0.22

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

Dividends

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

Stock Repurchases

On November 27, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 3% of the Company’s outstanding common stock, or approximately 143,500 shares, over a 12-month period. The following table provides information with respect to repurchases of the Company’s common stock in accordance with the repurchase plan during the fourth quarter ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased under the Plan
10/1/07 – 10/31/07	—	—	—	—
11/1/07 – 11/30/07	—	—	—	143,500
12/1/07 – 12/31/07	52,100	$25.58	52,100	91,400

Total	52,100	$25.58	52,100

Stock Performance Graph

The graph below matches Alliance Financial Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 3000 index and the SNL Bank NASDAQ index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2002 to 12/31/2007.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Alliance Financial Corporation	100.00	121.03	118.93	128.60	131.44	110.95
Russell 3000	100.00	131.06	146.71	155.69	180.16	189.41
SNL Bank NASDAQ Index	100.00	129.08	147.94	143.43	161.02	126.42

Item 6 — Selected Financial Data

Five-Year Comparative Summary

	December 31,
	2007	2006	2005	2004	2003
Selected Financial Condition Data	(In thousands)
Total assets	$1,307,281	$1,272,967	$ 983,256	$ 893,934	$ 826,255
Loans & leases, net of unearned income	895,533	881,411	654,086	526,100	479,055
Allowance for credit losses	8,426	7,029	4,960	5,267	6,069
Securities available-for-sale	282,220	261,987	265,494	317,758	297,031
Goodwill	32,187	33,456	—	—	—
Intangible assets, net	13,183	14,912	9,671	—	—
Deposits	944,213	935,596	739,118	623,121	561,400
Borrowings	201,929	179,650	150,429	181,854	178,483
Junior subordinated obligations	25,774	25,774	10,310	10,310	10,310
Shareholders’ equity	115,560	109,506	69,571	68,896	66,153

Trust assets under management (Market value, not included in total assets)	$ 971,078	$ 927,674	$ 862,504	$ 282,281	$ 252,621

	Year ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)
Selected Operating Data
Interest income	$ 71,032	$ 57,673	$ 46,255	$ 40,757	$ 40,158
Interest expense	38,550	29,951	19,336	12,684	12,827

Net interest income	32,482	27,722	26,919	28,073	27,331
Provision for credit losses	3,790	2,477	144	984	2,349

Net interest income after provision for credit losses	28,692	25,245	26,775	27,089	24,982
Non-interest income	21,292	17,714	14,238	9,177	9,652

Total Operating income	49,984	42,959	41,013	36,266	34,634

Non-interest expense	37,638	33,886	31,352	27,085	23,831

Income before taxes	12,346	9,073	9,661	9,181	10,803
Income tax expense	2,869	1,762	2,154	1,926	2,792

Net Income	$ 9,477	$ 7,311	$ 7,507	$ 7,255	$ 8,011

Stock and Per Share Data
Basic earnings per share	$ 2.01	$ 1.92	$ 2.09	$ 2.03	$ 2.28
Diluted earnings per share	$1.98	$ 1.88	$ 2.05	$ 2.00	$ 2.23
Basic weighted average shares outstanding	4,710,530	3,804,711	3,593,864	3,565,226	3,510,074
Diluted weighted average shares outstanding	4,775,883	3,874,484	3,664,684	3,631,806	3,584,930
Cash dividends declared	$ 0.90	$ 0.88	$ 0.84	$ 0.84	$ 0.94
Dividend payout ratio (1)	45.5%	46.8%	41.0%	42.0%	42.2%
Book value	$ 24.53	$ 22.81	$ 19.52	$ 19.29	$ 18.72
Tangible book value	$ 14.90	$ 12.74	$ 16.80	$ 19.29	$ 18.72

(1)  Cash dividends declared per share divided by diluted earnings per share.

	Year ended December 31,
Selected Financial and Other Data (1)	2007	2006	2005	2004	2003

Performance Ratios:
Return on average assets	0.74%	0.69%	0.80%	0.84%	1.01%
Return on average equity	8.48%	9.40%	10.75%	10.75%	12.34%
Non-interest income to total income(2)	39.29%	38.99%	34.62%	23.16%	23.74%
Efficiency Ratio(3)	70.35%	74.58%	76.14%	74.14%	66.49%

Rate/Yield Information:
Yield on earning assets	6.36%	6.06%	5.47%	5.26%	5.65%
Cost of funds	3.78%	3.46%	2.48%	1.77%	1.95%
Net interest rate spread	2.58%	2.60%	2.99%	3.49%	3.70%
Net interest margin (tax equivalent)(4)	3.02%	3.02%	3.28%	3.69%	3.91%

(1) Averages presented are daily averages

(2) Non-interest income (net of realized gains and losses on securities and lease prepayment gain) divided by the sum of net interest income and non-interest income (net of realized gains and losses on securities and lease prepayment gain)

(3) Non-interest expense divided by the sum of net interest income and non-interest income (net of realized gains and losses on securities and lease prepayment gain)

(4) Tax equivalent net interest income divided by average earning assets

	At or for the Year ended December 31,

	2007	2006	2005	2004	2003
Asset Quality Ratios
Non-performing loans and leases to total loans and leases	0.75%	0.30%	0.25%	0.53%	0.98%
Non-performing assets to total assets	0.53%	0.21%	0.17%	0.31%	0.57%
Allowance for credit losses to non-performing loans and leases	125.7%	266.4%	304.7%	191.5%	130.4%
Allowance for credit losses to total loans and leases	0.94%	0.80%	0.76%	1.00%	1.27%
Net charge-offs to average loans and leases	0.27%	0.23%	0.08%	0.36%	0.29%

Equity Ratios
Average total shareholders’ equity to average total assets	8.74%	7.37%	7.43%	7.82%	8.21%
Tier 1 (core) capital	7.53%	7.53%	7.42%	8.70%	8.92%
Tier 1 risk-based capital	10.64%	10.42%	10.93%	14.34%	14.70%
Total risk-based capital	11.59%	11.26%	11.72%	15.34%	15.93%

Summarized quarterly financial information for the years ended December 31, 2007 and 2006 is as follows:

	Three months ended
	12/31/07	9/30/07	6/30/07	3/31/07	12/31/06	9/30/06	6/30/06	3/31/06

	(Dollars in thousands, except share and per share data)
Total interest income	$ 17,978	$18,028	$17,649	$17,377	$17,433	$14,066	$13,465	$12,709
Total interest expense	9,832	9,822	9,600	9,296	9,248	7,604	6,925	6.174
Net interest income	8,146	8,206	8,049	8,081	8,185	6,462	6,540	6,535

Provision for credit losses	1,200	1,140	700	750	510	550	417	1,000
Non-interest income	5,705	5,432	5,136	5,019	5,423	4,157	4,122	4,012
Non-interest expense	9,496	9,350	9,541	9,251	10,703	7,675	7,704	7,804

Income before income taxes	3,155	3,148	2,944	3,099	2,395	2,394	2,541	1,743
Provision for income taxes	715	738	671	745	315	575	569	303

Net Income	$ 2,440	$ 2,410	$ 2,273	$ 2,354	$ 2,080	$ 1,819	$ 1,972	$ 1,440

Basic earnings per share	$ 0.52	$ 0.51	$ 0.48	$ 0.50	$0.44	$0.52	$0.56	$0.40
Diluted earnings per share	$ 0.51	$ 0.51	$ 0.48	$ 0.49	$0.43	$0.51	$0.54	$0.40
Basic weighted average shares outstanding	4,699,106	4,709,334	4,709,334	4,724,638	4,720,384	3,503,851	3,487,279	3,566,228
Diluted weighted average shares outstanding	4,752,112	4,756,088	4,771,091	4,799,638	4,801,544	3,585,204	3,638,442	3,639,637
Cash dividends declared per share	$ 0.24	$ 0.22	$ 0.22	$ 0.22	$0.22	$0.22	$0.22	$0.22
Net interest margin (tax equivalent)	2.98%	3.04%	3.01%	3.04%	3.08%	2.91%	3.01%	3.04%
Return on average assets	0.75%	0.75%	0.71%	0.75%	0.67%	0.72%	0.80%	0.59%
Return on average equity	8.49%	8.64%	8.22%	8.58%	8.31%	10.27%	11.30%	8.18%
Non-interest income to total income	40.01%	39.83%	38.95%	38.31%	39.86%	39.15%	38.66%	38.04%
Efficiency ratio	69.93%	68.56%	72.36%	70.62%	78.64%	72.28%	72.26%	73.99%

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section presents highlight information from management to assist with understanding the consolidated financial condition and results of operations of Alliance Financial Corporation and its subsidiaries (combined, the “Company”), during the year ended December 31, 2007 and the preceding two years. The consolidated financial statements and related notes, included elsewhere in this annual report on Form 10-K should be read in conjunction with the discussions in this section. The matters discussed in this section contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and are based on estimates, forecasts and assumptions involving risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The risks and uncertainties referred to above include, but are not limited to those described under “Forward-Looking Statements” and “Risk Factors” in Items 1 and 1A, respectively of this Form 10-K.

2007 Highlights and Overview

Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on our loans and leases and securities and our cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for credit losses, securities and loan sale activities, loan servicing activities, service charges and fees collected on our deposit accounts, income collected from trust and investment advisory services and the income earned on our investment in bank-owned life insurance. Our expenses primarily consist of salaries and employee benefits, occupancy and equipment expense, marketing expense, professional services, technology expense, amortization of intangible assets, other expense and income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, inflation, government policies and the actions of regulatory authorities.

Average Balance Sheet

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Interest income and yield information is adjusted for items exempt from federal income taxes and assumes a 34% tax rate. Non-accrual loans have been included in the average balances. Securities are shown at average amortized cost.

	Years ended December 31,
	2007			2006			2005

	Avg. Balance	Amt. of Interest	Avg. Yield/ Rate	Avg. Balance	Amt. of Interest	Avg. Yield/ Rate	Avg. Balance	Amt. of Interest	Avg. Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Federal funds sold	$362	$18	4.97%	$2,450	$136	5.55%	$4,094	$119	2.91%
Taxable investment securities	174,719	7,929	4.54%	177,027	7,311	4.13%	208,608	7,808	3.74%
Nontaxable investment securities	84,987	5,252	6.18%	75,384	4,683	6.21%	72,868	4,594	6.30%
FHLB and FRB stock	8,741	628	7.18%	6,233	346	5.55%	6,558	335	5.11%
Residential real estate loans	263,180	15,914	6.05%	204,946	12,438	6.07%	177,885	10,802	6.07%
Commercial loans	211,964	17,058	8.05%	170,919	13,459	7.87%	154,066	10,564	6.86%
Non-taxable commercial loans	8,527	606	7.11%	6,998	476	6.80%	7,036	417	5.92%
Taxable leases (net of unearned income)	111,182	7,559	6.80%	72,597	5,091	7.01%	27,402	1,834	6.69%
Nontaxable leases (net of unearned income)	19,259	1,152	5.98%	17,907	1,038	5.80%	8,867	518	5.84%
Indirect auto loans	180,688	9,983	5.52%	179,552	9,123	5.08%	147,364	6,909	4.69%
Consumer loans	91,502	7,317	8.00%	72,450	5,680	7.84%	64,834	4,235	6.53%
Total interest-earning assets	$1,155,111	$73,416	6.36%	$986,463	$59,781	6.06%	$879,582	$48,135	5.47%
Non-interest-earning assets:
Other assets	132,431			77,155			65,996
Less: Allowance for credit losses	(7,656)			(5,518)			(5,212)
Net unrealized (losses) gains on available-for-sale securities	(1,712)			(3,227)			(2)

Total	$1,278,174			$1,054,873			$940,364

Liabilities and Shareholders’ Equity:
Demand deposits	$97,740	$911	0.93%	$87,221	$519	0.60%	$80,463	$250	0.31%
Savings deposits	83,953	452	0.54%	62,432	339	0.54%	59,876	307	0.51%
MMDA deposits	197,079	6,322	3.21%	176,811	5,141	2.91%	182,905	3,955	2.16%
Time deposits	432,652	20,548	4.75%	378,382	16,161	4.27%	297,040	8,988	3.03%
Borrowings	182,862	8,357	4.57%	145,140	6,652	4.58%	149,289	5,192	3.48%
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	1,960	7.60%	14,606	1,139	7.80%	10,310	644	6.25%
Total interest-bearing liabilities	$1,020,060	$38,550	3.78%	$864,592	$29,951	3.46%	$779,883	$19,336	2.48%
Non-interest-bearing liabilities:
Demand deposits	126,698			101,266			80,757
Other liabilities	19,688			11,239			9,880
Shareholders’ equity	111,728			77,776			69,844

Total	$1,278,174			$1,054,873			$940,364

Net interest income (tax equivalent)		$34,866			$29,830			$28,799

Net interest margin (tax equivalent)			3.02%			3.02%			3.27%
Net interest rate spread			2.58%			2.60%			2.99%
Federal tax exemption on nontaxable investment securities, loans and leases included in interest income		$2,384			$2,108			$1,880

Rate/Volume Analysis

The following table sets forth the dollar volume of increase (decrease) in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities, and from changes in rates. Volume changes are computed by multiplying the volume difference by the prior year’s rate. Rate changes are computed by multiplying the rate difference by the prior year’s balance. The change in interest due to both rate and volume has been allocated proportionally between the volume and rate variances.

	2007 Compared to 2006			2006 Compared to 2005
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net Change	Volume	Rate	Net Change

	(In thousands)
Federal funds sold	$ (105)	$ (13)	$ (118)	$ (61)	$ 78	$ 17
Taxable investment securities	(96)	714	618	(1,258)	761	(497)
Non-taxable investment securities	594	(25)	569	157	(68)	89
FHLB and FRB stock	163	119	282	(17)	28	11
Residential real estate loans	3,521	(45)	3,476	1,642	(6)	1,636
Commercial loans	3.297	302	3,599	1,228	1,667	2,895
Non-taxable commercial loans	108	22	130	(2)	61	59
Taxable leases, net of unearned discount	2,628	(160)	2,468	3,165	92	3,257
Non-taxable leases, net of unearned discount	81	33	114	524	(4)	520
Indirect loans	58	802	860	1,600	614	2,214
Consumer loans	1,521	116	1,637	534	911	1,445

Total interest-earning assets	$ 11,770	$ 1,865	$ 13,635	$ 7,512	$ 4,134	$ 11,646

Interest-bearing demand deposits	69	323	392	23	246	269
Savings deposits	116	(3)	113	13	19	32
MMDA deposits	621	560	1,181	(136)	1,322	1,186
Time deposits	2,464	1,923	4,387	2,866	4,307	7,173
Borrowings	1,719	(14)	1,705	(147)	1,607	1,460
Junior subordinated obligations issued to unconsolidated subsidiary trusts	850	(29)	821	308	187	495

Total interest-bearing liabilities	$ 5,839	$ 2,760	$ 8,599	$ 2,927	$ 7,688	$ 10,615

Net interest income (tax equivalent)	$ 5,931	$ (895)	$ 5,036	$ 4,585	$ (3,554)	$ 1,031

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006

General

Net income for 2007 was $9.5 million, an increase of $2.2 million, or 29.6%, compared to net income of $7.3 million in 2006. Diluted earnings per share was $1.98 in 2007, an increase of 5.3%, or $0.10 per share, compared to $1.88 per share in 2006.

The increases in net income and diluted earnings per share are due largely to the impact of the acquisition of Bridge Street in October 2006. The acquisition was also the primary factor behind increases in net interest income, non-interest income and non-interest expense. The provision for credit losses increased in 2007 due primarily to increases in charge-offs, delinquencies and a general softening of economic and credit conditions in 2007.

Net Interest Income

Net interest income increased $4.8 million or 17.2% due primarily to a $168.6 million increase in average interest earning assets. The increase in average earning assets resulted primarily from the Bridge Street acquisition and secondarily from organic growth, particularly in our lease portfolio.

The net interest margin on a tax-equivalent basis was 3.02% in 2007 and 2006, as an increase in the Company’s cost of funds of 32 basis points in 2007 was substantially offset by a 30 basis point increase in tax-equivalent earning asset yields.

Loans and leases comprised 76.7% of average earning assets in 2007, compared with 73.5% in 2006. The higher proportion of earning assets in loans and leases, combined with general upward repricing of the Company’s earning-assets in the higher interest rate environment of much of 2007, contributed to an increase in the Company’s tax-equivalent earning asset yield to 6.36% in 2007, compared with 6.06% in 2006.

The Company’s cost of funds was 3.78% in 2007, compared with 3.46% in 2006 due to generally higher market interest rates in 2007 and to the effect of significant competition for deposits in our market, which increased the cost of retaining existing deposits and attracting new deposits.

Recent reductions in the federal funds rate by the Federal Reserve along with a weakening of national economic conditions have driven short-term market interest rates lower late in 2007 and into 2008. Both the Company’s earning-assets yields and its cost of funds have begun to decline as a result. In the current interest rate environment, our cost of funds is expected to decline more quickly than our earning-assets yield in the near term as a larger segment of our interest-bearing liabilities compared with our earning assets mature or have rate resets in the next six months. The current low level of short-term market interest rates and the Company’s ability in the current interest rate environment to reduce our offering rates on many of our deposit products is expected to favorably impact the Company’s net interest margin in the first quarter of 2008. The magnitude of the potential improvement in our net interest margin, and its duration will be significantly impacted by a number of factors including competition for deposits, the Company’s liquidity position and the levels of market interest rates.

Non-Interest Income

The Company’s non-interest income is comprised of service charges on deposits, fees from investment management and brokerage services, mortgage banking operations that include gains from sales and income from servicing, and other recurring operating income fees from normal banking operations, along with non-core components that primarily consist of net gains or losses from sales of investment securities.

The following table sets forth certain information on non-interest income for the years indicated:

	Years ended December 31,
	2007	2006	Change
	(In thousands)
Investment management income	$ 9,180	$ 8,895	$ 285	3.2%
Service charges on deposit accounts	5,296	4,316	980	22.7%
Card-related fees	1,942	1,291	651	50.4%
Insurance agency income	1,855	615	1,240	201.6%
Income from bank-owned life insurance	635	455	180	39.6%
Gain on sale of loans	192	126	66	52.4%
Rental income from operating leases	162	797	(635)	(79.7)%
Losses on sale of securities available-for-sale	(12)	(2)	(10)	(500.0)%
Other operating income	2,042	1,221	821	67.2%

Total non-interest income	$ 21,292	$ 17,714	$ 3,578	20.2%

Total non-interest income increased $3.6 million or 20.2% in 2007 due primarily to the effect of the full-year impact in 2007 of the Bridge Street acquisition. In addition, organic growth in customer service charges and transaction fees, due in large part to increased customer transaction volumes and greater utilization of debit cards for consumer purchases contributed to the increases in service charges on deposit accounts and card related fees.

Investment management income increased in 2007 due to an increase in assets under management resulting from generally higher equity market returns in 2007 and the acquisition of new customers and related assets under management. Rental income from operating leases decreased due to the Company’s planned reduction of operating lease activity.

Approximately 60% of the increase in other non-interest income was comprised of non-recurring items, including a $283,000 gain on a prepayment of certain equipment leases. The balance of the increase in other non-interest income resulted primarily from increases in mortgage servicing fees and miscellaneous customer fees.

Non-interest income comprised 39.3% of total revenue (non-interest income, net of realized gains and losses on securities and lease prepayment, and net interest income) in 2007 compared with 39.0% in 2006.

Non-Interest Expenses

The following table sets forth certain information on operating expenses for the years indicated:

	Years ended December 31
	2007	2006	Change
	(In thousands)
Salaries and employee benefits	$ 18,281	$ 16,607	$ 1,674	10.1%
Occupancy and equipment expenses	6,765	6,460	305	4.7%
Communication expense	827	744	83	11.2%
Stationery and supplies expense	611	645	(34)	(5.3)%
Marketing expense	1,237	1,128	109	9.7%
Amortization of intangible assets	1,729	797	932	116.9%
Professional fees	2,785	3,239	(454)	(14.0)%
Other non-interest expense	5,403	4,266	1,137	26.7%

Total non-interest expenses	$ 37,638	$ 33,886	$ 3,752	11.1%

Total non-interest expenses increased $3.8 million or 11.1% in 2007, with increases in all categories, except marketing, resulting primarily from the incremental costs associated with the operation of the Bridge Street branches and the Ladd’s insurance agency, the costs associated with processing the increased volume of customer transactions due to the Bridge Street acquisition and amortization of intangible assets recorded in connection with the acquisition.

Non-interest expenses in 2006 included integration and closing costs of the acquisition totaling approximately $1.1 million, including salaries and benefits of approximately $350,000, stationery expense of $130,000, and professional fees of $585,000.

The Company’s efficiency ratio was 70.4% in 2007, compared with 74.6% in 2006.

Income Tax Expense

The Company’s effective tax rate was 23.2% in 2007 and 19.4% in 2006. The increase in the effective tax rate in 2007 compared with 2006 is primarily attributable to lower non-taxable interest and life insurance income relative to total pre-tax income. A reconciliation of the effective tax rate to the statutory tax rate is included in Note 11 to the consolidated financial statements.

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

General

Net income for 2006 was $7.3 million, a decrease of $196,000, or 2.6%, compared to net income of $7.5 million in 2005. Diluted earnings per share were $1.88 in 2006, down 8.3%, or $0.17 per share, compared to $2.05 per share in 2005. The decline in diluted earnings per share resulted primarily from the issuance of 1,292,000 shares of common stock in connection with the acquisition combined with incremental earnings from the acquisition being substantially offset by integration and closing costs.

In 2006, a 12.2% increase in average interest earning assets offset a 25 basis point decrease in our net interest margin compared with 2005 caused largely by the flat yield curve throughout 2006, resulting in a modest 3.0% increase in net interest income. Non-interest income increased $3.5 million compared with 2005, resulting largely from our expanded investment management business and higher service charges, while operating expenses increased $2.5 million due in large part to the acquisition of Bridge Street and the associated integration and closing costs. The provision for credit losses increased $2.3 million in 2006 compared with 2005 due to the growth and changing mix of our loan and lease portfolio and to a higher level of charge-offs in 2006, including two relationships totaling $951,000 which were charged off in the first half of 2006.

Net Interest Income

Net interest income totaled $27.7 million in 2006, compared to $26.9 million in 2005, reflecting the favorable impact of the increase in average earning assets, which offset the effect of a lower net interest margin in 2006. Average earning assets increased $106.9 million in 2006, due largely to organic growth in our leasing and indirect loan portfolios, which increased $54.2 million and $32.2 million, respectively. The rest of our earning asset growth resulted from a combination of new loan originations and from assets acquired from Bridge Street.

The net interest margin compression in 2006 was primarily the result of rising short-term market interest rates that increased the Bank’s cost of funds on a large percentage of its interest-bearing liabilities with short-term maturity or variable interest rate characteristics. Also, a persistently flat yield curve provided less benefit to the yields on a significant percentage of the Company’s interest earning assets that have a pricing correlation with intermediate and longer-term market interest rates, and that rose less than short-term rates during the year.

Higher short-term interest rates and the persistently flat yield curve and periods of yield curve inversions in 2006, along with highly competitive deposit pricing and customer preference for higher yielding time deposits over savings and money market accounts negatively impacted our net interest margin in 2006. An increase in our earning asset yield of 59 basis points in 2006 compared with 2005 was offset by an increase in our cost of funds of 98 basis points over the same period. The net interest margin on a tax-equivalent basis was 3.02% in 2006, compared with 3.27% in 2005.

Average loans and leases (net of unearned income) increased to 73.5% of average earning assets in 2006 from 66.8% in 2005. The mix of our loan and lease portfolio also changed somewhat as a result of the strong growth in our leasing and indirect lending portfolios. Leases accounted for 12.5% of average loans and leases in 2006 compared with 6.2% in 2005.

Non-Interest Income

The following table sets forth certain information on non-interest income for the years indicated:

	For the Years Ending December 31,
	2006	2005	Change
	(Dollars in thousands)
Investment management income	$ 8,895	$ 7,864	$ 1,031	13.1%
Service charges on deposit accounts	4,316	2,957	1,359	46.0%
Card-related fees	1,291	926	365	39.4%
Insurance agency income	615	—	615	100.0%
Income from bank-owned life insurance	455	402	53	13.2%
Gain on sale of loans	126	163	(37)	(22.7)%
Rental income from operating leases	797	1,186	(389)	(32.8)%
Losses on sale of securities available-for-sale	(2)	(19)	17	89.5%
Other operating income	1,221	759	462	60.9%

Total non-interest income	$ 17,714	$ 14,238	$ 3,476	24.4%

Total non-interest income increased $3.5 million or 24.4% in 2006. The increase in investment management income compared with 2005 resulted from the timing of the acquisition of approximately $560 million of trust assets under management from HSBC, USA N.A., which closed in February 2005, and also to higher trust fees resulting from the positive returns on assets in 2006.

Service charges on deposit accounts increased primarily from the impact of changes we made to certain transaction fees in the fourth quarter of 2005, and also to fees earned on accounts acquired from Bridge Street.

Card related fees increased in 2006 due primarily to higher customer debit card utilization and fees earned on former Bridge Street accounts. Insurance agency income represents revenue from the insurance subsidiary acquired in the Bridge Street transaction. Rental income from leases decreased in 2006 due to the declining balance in our operating lease portfolio.

Other non-interest income increased $462,000 in 2006 compared with 2005, with approximately $168,000 resulting from non-operating items. The balance of the increase in other non-interest income resulted primarily from increases in mortgage servicing fees and miscellaneous customer fees.

Non-interest income (excluding loss on sales of securities) comprised 39.0% of revenue in 2006 up from 34.6% in 2005.

Non-Interest Expenses

The following table sets forth certain information on operating expenses for the years indicated:

	For the Years Ending December 31,
	2006	2005	Change
	(Dollars in thousands)
Salaries and employee benefits	$ 16,607	$ 17,150	$ (543)	(3.2)%
Occupancy and equipment expenses	6,460	5,746	714	12.4%
Communication expense	744	603	141	23.4%
Stationery and supplies expense	645	514	131	25.5%
Marketing expense	1,128	921	207	22.5%
Amortization of intangible assets	797	418	379	90.7%
Professional fees	3,239	2,385	854	35.8%
Other non-interest expense	4,266	3,615	651	18.0%

Total non-interest expenses	$ 33,886	$ 31,352	$ 2,534	8.1%

Total non-interest expenses increased $2.5 million or 8.1% in 2006. The increase in non-interest expense was due in large part to the acquisition of Bridge Street, except as noted below. Merger and conversion expenses totaled approximately $1.1 million in the fourth quarter of 2006, and were primarily in professional fees, salaries and benefits, communications expense, stationery and supplies expense.

Salaries and benefits decreased in 2006 due primarily to efficiencies gained through the implementation of a new staffing model in the first quarter of 2006 being partially offset by salaries and benefits for employees of Bridge Street in the fourth quarter of 2006.

Occupancy and equipment expense increased in 2006 due to a write-down of $174,000 on bank-owned property reclassified to assets held for sale in the fourth quarter and to expenses associated with properties acquired from Bridge Street. Also contributing to the increase were occupancy costs relating to additional branches in operation during the period.

Increases in communication expense, stationery and supplies, marketing and professional fees resulted largely from acquisition and conversion related activities. Also included in professional fees in 2006 was approximately $228,000 in consulting fees paid in the first quarter related to the personnel staffing model project.

Amortization of intangible assets increased in 2006 as a result of amortization of intangible assets established in connection with the Bridge Street acquisition.

Other operating expenses increased $651,000 or 18.0% due largely to higher ATM processing fees and other miscellaneous expenses resulting primarily from increases in customer account and transaction volumes from organic growth and customers acquired from Bridge Street. In addition, director fees increased $231,000 or 67.5% for the year due to an increase in the number of meetings in 2006 primarily related to the acquisition of Bridge Street and corporate governance matters, and an increase in the amount of earnings on directors deferred compensation which is tied to the book value of Alliance common stock.

The Company’s efficiency ratio was 74.6% in 2006, compared with 76.1% in 2005.

Income Tax Expense

The Company’s effective tax rate was 19.4% in 2006 and 22.3% 2005. The decrease in the effective tax rate in 2006 compared with 2005 is primarily attributable to increased non-taxable interest and life insurance income relative to total pre-tax income. This increase resulted from the level of non-taxable investments obtained in the Bridge Street acquisition.

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

General

Total assets increased $34.3 million or 2.7% in 2007, to $1.3 billion at December 31, 2007. Securities available-for-sale increased $18.7 million or 7.4%, and total loans and leases, net of unearned income, increased $13.1 million or 1.5% in 2007.

Securities

The securities portfolio is designed to provide a favorable total return utilizing low-risk, high-quality securities while at the same time assisting in meeting the liquidity needs of the Bank’s loan and deposit operations, and supporting the Company’s interest risk objectives. Our securities portfolio is predominately comprised of investment grade mortgage-backed securities, securities issued by U.S. government sponsored corporations and municipal securities. Our mortgage-backed securities portfolio is comprised of pass-through securities guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae, and does not include any securities backed by subprime or other high-risk mortgages. The decrease in unrealized losses on available-for-sale securities resulted primarily from changes in market conditions and interest rates during the period. The Company classifies the majority of its securities as available-for-sale. The Company does not engage in securities trading or derivatives activities in carrying out its investment strategies.

The following table sets forth the amortized cost and market value for the Company’s available-for-sale securities portfolio:

	Years ended December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Treasury obligations	$ 100	$ 101	$ 6,839	$ 6,420	$ 6,574	$ 6,105
Obligations of U.S. government-sponsored corporations	60,902	60,942	62,178	61,452	66,456	65,302
Obligations of states and political subdivisions	87,028	88,580	86,299	87,388	73,610	74,908
Mortgage-backed securities	120,258	120,155	97,908	96,163	111,968	109,477
Equity securities	2,934	2,935	2,442	2,579	3,132	3,194

Total	$ 271,222	$272,713	$ 255,666	$254,002	$ 261,740	$ 258,986
Net unrealized gains (losses) on available-for-sale securities	1,491		(1,664)		(2,754)

Total carrying value	$ 272,713		$254,002		$ 258,986

The following table sets forth as of December 31, 2007, the maturities and the weighted-average yields of the Company’s debt securities, which have been calculated on the basis of the cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:

	At December 31, 2007
	Amount Maturing Within One Year or Less	Amount Maturing After One Year but Within Five Years	Amount Maturing After Five Years but Within Ten Years	Amount Maturing After Ten Years	Total Cost
	(In thousands)
U.S. Treasury obligations	$ 100	$ —	$ —	$ —	$ 100
Obligations of U.S. government- sponsored corporations	26,763	33,139	1,000	—	60,902
Obligations of states and political subdivisions	6,747	50,427	27,530	2,324	87,028
Mortgage-backed securities	25,351	68,016	17,670	9,221	120,258

Total debt securities available-for-sale	$ 58,961	$ 151,582	$ 46,200	$ 11,545	$ 268,288

Weighted average yield at year end(1)	4.53%	4.86%	5.45%	5.29%	4.91%

(1)	Weighted average yields on the tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a marginal federal tax rate of 34%. These yields are an arithmetic computation of interest income divided by average balance and may differ from the yield to maturity, which considers the time value of money.

Loans and Leases

The loan and lease portfolio is the largest component of the Bank’s earning assets and accounts for the greatest portion of total interest income. The Bank provides a full range of credit products through its branch network, its commercial department and its leasing subsidiary. Consistent with the focus on providing community banking services, the Bank generally does not attempt to diversify geographically by making a significant amount of loans to borrowers outside of the primary service area. Loans are internally generated and the majority of the lending activity takes place in the New York State counties of Cortland, Madison, Onondaga, Oneida, and Oswego. In addition, the Bank originates indirect auto loans in the western counties of New York State. The Bank’s leasing subsidiary originates the majority of its leases through reputable, well-established middle market leasing companies, and through vendor and direct customer relationships. The leases are underwritten using our commercial credit standards, and the collateral securing the leases is generally readily marketable. The business is conducted in over 30 states.

Total loans and leases, net of unearned income and deferred costs, increased $14.1 million or 1.6% in 2007.

Residential mortgages increased $21.3 million or 8.5% in 2007. The growth in residential mortgages has come entirely from conventional mortgages originated in our local markets as the result of our planned expansion of our mortgage origination operations. The Company does not originate sub-prime, Alt-A, negative amortizing or other higher risk residential mortgages.

Commercial loans decreased $6.5 million or 2.9% in 2007. Prepayments of several commercial relationships totaling more than $13 million in 2007, a $4.4 million decrease in line of credit utilization during the year, along with scheduled amortization of the portfolio offset otherwise modest new volume in 2007. The prepayments occurred in part as a result of the Company’s decision not to offer certain aggressive rate and credit terms that would have been necessary to retain these relationships. Commercial loan growth will continue to be a challenge for the foreseeable future as a result of the soft economic growth in our markets and significant competition among financial institutions.

The rate of growth in our commercial lease and indirect loan portfolio’s slowed considerably in 2007 compared with 2006 as we intentionally slowed our origination volumes as part of our ongoing portfolio diversification management.

The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated:

	Years ended December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$273,465	30.6%	$252,134	28.7%	$185,760	28.5%	$175,851	33.6%	$173,146	36.3%
Commercial loans	217,136	24.4%	223,600	25.4%	162,408	24.8%	154,188	29.4%	147,648	30.9%
Leases, net of unearned income	131,300	14.7%	131,048	14.9%	65,172	10.0%	13,762	2.6%	1,478	0.3%
Indirect auto loans	176,115	19.7%	181,929	20.7%	172,113	26.4%	117,623	22.4%	97,163	20.4%
Other consumer loans	94,246	10.6%	90,438	10.3%	66,981	10.3%	62,956	12.0%	57,982	12.1%
Total loans and leases	892,262	100.0%	879,149	100.0%	652,434	100.0%	524,380	100.0%	477,417	100.0%

Less:
Net deferred loan costs	3,271		2,262		1,652		1,720		1,638
Allowance for credit losses	(8,426)		(7,029)		(4,960)		(5,267)		(6,069)

Net Loans and Leases	$887,107		$874,382		$649,126		$520,833		$472,986

The following table shows the amount of loans and leases outstanding as of December 31, 2007, which, based on remaining scheduled payments of principal, are due in the periods indicated:

	Maturing within one year or less	Maturing after one but within five years	Maturing after five but within ten years	Maturing after ten years	Total
	(In thousands)
Residential real estate	$ 12,007	$ 54,920	$ 64,734	$ 141,804	$ 273,465
Commercial loans	66,239	71,217	41,669	38,011	217,136
Leases, net of unearned income	39,074	86,617	5,609	—	131,300
Indirect auto loans	54,709	120,197	1,209	—	176,115
Other consumer loans	10,143	36,352	38,811	8,940	94,246

Total loans & leases, net of unearned income	$ 182,172	$ 369,303	$ 152,032	$ 188,755	$ 892,262

The following table sets forth the sensitivity to changes in interest rates as of December 31, 2007:

	Fixed Rate	Variable Rate	Total
	(In thousands)
Due after one year, but within five years	$294,569	$74,734	$369,303
Due after five years	242,380	98,407	340,787

Asset Quality and the Allowance for Credit Losses

The following table represents information concerning the aggregate amount of non-performing assets:

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Non-accrual loans and leases:
Residential real estate	$ 1,118	$ 298	$ 12	$ 168	$ —
Commercial	4,988	1,248	1,103	2,116	3,987
Leases	320	99	—	—	—
Indirect auto	83	63	74	90	97
Consumer	158	141	169	60	93

Total non-accrual loans and leases	6,667	1,849	1,358	2,434	4,177

Accruing loans and leases past due 90 days or more	39	790	270	317	476

Total non-performing loans	6,706	2,639	1,628	2,751	4,653
Other real estate owned and other repossessed assets	229	—	6	53	24

Total non-performing assets	$ 6,935	$ 2,639	$ 1,634	$ 2,804	$ 4,677

Total non-performing loans and leases to total loans and leases	0.75%	0.30%	0.25%	0.53%	0.98%
Total non-performing assets to total assets	0.53%	0.21%	0.17%	0.31%	0.57%
Allowance for credit losses to non-performing loans and leases	125.7%	266.4%	304.7%	191.5%	130.4%
Allowance for credit losses to total loans and leases	0.94%	0.80%	0.76%	1.00%	1.27%

Loans and leases past due 30 days or more, which generally includes nonperforming and potential problem loans, totaled $16.4 million or 1.83% of total loans and leases at December 31, 2007, compared with $16.3 million or 1.85% at December 31, 2006. Delinquencies at December 31, 2006 were impacted, in part, by the acquisition of the Bridge Street loan portfolio.

Non-performing assets, defined as non-accruing loans and leases plus loans and leases 90 days or more past due, along with other real estate owned and other repossessed assets as of December 31, 2007 were $6.9 million, up $4.3 million or 162.8%, compared to December 31, 2006. Residential mortgage loans on non-accrual status increased $820,000 in 2007 due primarily to a change in how the Company accounts for mortgages past due 90 days or more. Residential mortgages are now placed on non-accrual status when they reach 90 days past due, whereas the Company’s practice prior to 2007 was to continue to accrue interest beyond 90 days past due if the loan was in the process of collection and no loss was anticipated. As a result of this change, accruing loans and leases delinquent 90 days or more decreased $751,000 in 2007.

Commercial loans on non-accrual status increased $3.7 million in 2007. Approximately $2.8 million or 74% of the increase relates to two commercial credits that were placed on non-accrual status in 2007. One relationship totaling $1.6 million at December 31, 2007 (net of a charge-off of $285,000) was placed on non-accrual status in the fourth quarter of 2007. In addition to the $285,000 charge-off, the Company allocated $259,000 of the allowance for credit losses as of the end of 2007 to this relationship, reflecting our internal risk rating of this loan. The Company is continuing to actively manage the liquidation of the remaining collateral for this loan. The other large credit placed on non-accrual status in 2007 is a short-term commercial loan totaling $1.2 million. The Company allocated $299,000 of the allowance for credit losses as of December 31, 2007, reflecting our risk rating of this relationship. The rest of the increase in non-accrual commercial loans in 2007 is comprised of 22 loans with an average balance of $170,000.

As a recurring part of its portfolio management program, the Company has identified approximately $5.4 million in potential problem loans at December 31, 2007, as compared to $6.7 million at December 31, 2006. The average balance of such potential problem loans was $208,000 and $267,000 at December 31, 2007 and December 31, 2006, respectively. Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as “substandard.” At December 31, 2007, potential problem loans primarily consisted of commercial real estate and commercial loans. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

The Bank has a loan and lease monitoring program that it believes appropriately evaluates non-performing loans and leases and the loan and lease portfolio in general. The loan and lease review program continually audits the loan and lease portfolio to confirm management’s loan and lease risk rating system, and tracks problem loans and leases to ensure compliance with loan and lease policy underwriting guidelines, and to evaluate the adequacy of the allowance for credit losses.

The Bank’s policy is to place a loan or lease on non-accrual status and recognize income on a cash basis when a loan or lease is more than 90 days past due, unless in the opinion of management, the loan or lease is well secured and in the process of collection. The impact of interest not recognized on non-accrual loans and leases was $202,000 in 2007, $40,000 in 2006, and $75,000 in 2005. The Bank considers a loan or lease impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on fair value of the collateral. As of December 31, 2007, there was $4.2 million in impaired loans for which $1.3 million in related allowance for credit losses was allocated. There were no impaired loans or leases for which specific valuation allowances had been recorded as of December 31, 2006.

The allowance for credit losses represents management’s best estimate of probable incurred credit losses in the Bank’s loan and lease portfolio. Management’s quarterly evaluation of the allowance for credit losses is a comprehensive analysis that builds a total reserve by evaluating the risks within each loan and lease type, or pool of similar loans and leases. The Bank uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates a reserve for each pool based on the most recent three-year loss rate, adjusted to reflect the expected impact that current trends regarding loan growth, delinquency, losses, economic conditions, loan concentrations, policy changes and current interest rates are likely to have. For commercial loan and lease pools, the Bank establishes a specific reserve allocation for all loans and leases in excess of $150,000 which are considered to be impaired and which have been risk rated under the Bank’s risk rating system, as substandard, doubtful or loss. The specific allocation is based on the most recent valuation of the loan or lease collateral. For all other commercial loans and leases, the Bank uses the general allocation methodology that establishes a reserve for each risk rating category. The general allocation methodology for commercial loans and leases considers the same qualitative factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management’s best estimate of the probable credit losses in the Bank’s loan and lease portfolio. Loans and leases are charged against the allowance for credit losses, in accordance with the Bank’s loan and lease policy, when they are determined by management to be uncollectible. Recoveries on loans and leases previously charged off are credited to the allowance for credit losses when they are received. When management determines that the allowance for credit losses is less than adequate to provide for potential losses, a direct charge is made to operating income.

The following table summarizes changes in the allowance for credit losses arising from loans and leases charged off, recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense.

	Years ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance at beginning of year	$ 7,029	$ 4,960	$ 5,267	$ 6,069	$ 5,019
Loans and leases charged-off:
Residential real estate	103	33	39	123	62
Commercial loans	545	689	393	1,271	487
Leases	881	560	—	—	—
Indirect auto	211	195	296	531	787
Consumer	1,487	913	360	265	333

Total loans and leases charged off	3,227	2,390	1,088	2,190	1,669
Recoveries of loans and leases previously charged off:
Residential real estate	1	1	45	10	—
Commercial loans	48	59	209	52	53
Leases	13	—	—	—	—
Indirect auto	119	213	191	218	193
Consumer	653	412	192	124	124

Total recoveries	834	685	637	404	370

Net loans and leases charged off	2,393	1,705	451	1,786	1,299
Provision for credit losses	3,790	2,477	144	984	2,349
Allowance acquired from Bridge Street Financial Inc.	—	1,297	—	—	—

Balance at end of year	$ 8,426	$ 7,029	$ 4,960	$ 5,267	$ 6,069

The provision for credit losses was $3.8 million in 2007, compared with $2.5 million in 2006. Net charge-offs were $2.4 million in 2007, compared with $1.7 million in 2006. The increased level of provisions in 2007 is a reflection of generally higher levels of loan delinquencies and charge-offs in 2007, a higher level of classified loans, and management’s assessment of the potential impact on the Company’s portfolio of macroeconomic factors and credit market conditions affecting the financial institution sector generally. The provision for credit losses as a percentage of net charge-offs was 158% and 145%, respectively, in 2007 and 2006.

The allowance for credit losses was $8.4 million at December 31, 2007, compared with $7.0 million at December 31, 2006. The ratio of the allowance for credit losses to total loans and leases was 0.94% at December 31, 2007, compared with 0.80% at December 31, 2006. The ratio of the allowance for credit losses to nonperforming loans and leases was 126% at December 31, 2007, compared with 266% at December 31, 2006.

The allowance for credit losses has been allocated within the following categories of loans and leases at the dates indicated with the corresponding percent of loans to total loans for each category (dollars in thousands):

	December 31,
	2007		2006		2005		2004		2003
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans

Residential real estate	$ 978	30.6%	$ 969	28.7%	$ 653	28.5%	$ 689	33.6%	$ 608	36.3%
Commercial	4,097	24.4%	3,143	25.4%	2,521	24.8%	2,714	29.4%	3,091	30.9%
Leases	1,951	14.7%	1,468	14.9%	385	10.0%	51	2.6%	—	0.3%
Indirect auto	685	19.7%	785	20.7%	1,099	26.4%	1,447	22.4%	1,879	20.4%
Consumer	715	10.6%	664	10.3%	302	10.3%	366	12.0%	491	12.1%

Total	$ 8,426	100.0%	$ 7,029	100.0%	$ 4,960	100.00%	$ 5,267	100.00%	$ 6,069	100.00%

The allowance for credit losses is allocated according to the amount deemed to be reasonably necessary to provide for the probable losses within each category of loans and leases. Increases in the amount allocated to the commercial and lease portfolios reflect the higher outstanding balances of these portfolios coupled with the higher inherent risk of these portfolios compared with residential and consumer lending.

Deposits

The Bank’s deposits are the Company’s primary source of funds. The deposit base is comprised of demand deposit, savings and money market accounts, and time deposits that are primarily provided by individuals, businesses, and local governments within the communities served. The Bank continuously monitors market pricing, competitors’ rates, and internal interest rate spreads to maintain and promote growth and profitability.

The following table sets forth the composition of the Company’s deposits by business line at year-end (dollars in thousands):

	December 31, 2007					December 31, 2006
	Retail	Commercial	Municipal	Total	Percent	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$ 35,288	$100,598	$ 2,960	$138,846	14.7%	$ 34,236	$ 90,667	$ 4,672	$129,575	13.9%
Interest checking	77,368	9,636	14,789	101,793	10.8%	69,642	9,083	15,094	93,819	10.0%

Total checking	112,656	110,234	17,749	240,639	25.5%	103,878	99,750	19,766	223,394	23.9%

Savings	73,111	6,498	1,545	81,154	8.6%	77,888	6,436	1,701	86,025	9.2%
Money market	70,684	43,565	88,825	203,074	21.5%	76,771	39,709	72,662	189,142	20.2%
Time deposits	352,761	22,897	43,688	419,346	44.4%	367,614	27,876	41,545	437,035	46.7%

Total deposits	$609,212	$183,194	$151,807	$944,213	100.0%	$626,151	$173,771	$135,674	$935,596	100.0%

Total deposits were $944.2 million at December 31, 2007, an increase of $8.6 million from December 31, 2006. Checking accounts increased $17.2 million in the year ended December 31, 2007 due to a combination of organic deposit growth and the timing and volumes of customer transaction activity. Savings accounts decreased $4.9 million in 2007 due in large part to the movement of retail deposits to higher yielding alternative bank products such as money market and time accounts, as well as to non-bank investment products. Money market accounts increased $13.9 million in 2007 due primarily to a seasonal increase in municipal deposits partially offset by lower retail balances resulting from the movement of rate-sensitive balances to higher yielding alternatives. Time deposits decreased $17.7 million in 2007 as we have elected to not pay the premium rates that would have been necessary to retain certain rate sensitive accounts. We have seen similar trends in deposit balances in 2008 as we have continued to lower our rates in response to the aggressive easing of short-term rates by the Federal Reserve. From September 2007 to February 2008, the Fed has reduced the federal funds target rate 225 basis points. While this has allowed us to reduce our deposit rates which should have a positive effect on our net interest margin, the significantly lower rates available to time accounts with upcoming maturity dates has caused some rate-sensitive customers to more diligently seek out higher yielding alternatives. In our market, such alternatives increasingly include credit unions, which tend to offer higher rates than the Company and most other banks in our market. We expect the intense competition for deposits in our market area will continue for the foreseeable future, which may cause continued outflows of deposits and as a result increase our reliance on wholesale borrowings or require us to increase the rates we pay on deposits.

Time deposits in excess of $100,000, which are more volatile and sensitive to interest rates, totaled $117.0 million at December 31, 2007, representing 27.9% of total time deposits and 12.4% of total deposits. These deposits totaled $127.4 million, representing 29.1% of total time deposits and 13.6% of total deposits at year-end 2006.

The following table indicates the amount of the Company’s time deposits of $100,000 or more by time remaining until maturity as of December 31, 2007 (in thousands):

Less than three months	$ 36,435
Three months to six months	20,655
Six months to one year	31,255
Over one year	28,652

Total	$ 116,997

The Bank offers retail repurchase agreements primarily to its larger business customers. Under the terms of the agreements, the Bank sells investment portfolio securities to the customer and agrees to repurchase the securities on the next business day. The Bank uses this arrangement as a deposit alternative for its business customers. As of December 31, 2007, retail repurchase agreement balances amounted to $54.0 million compared to balances of $43.2 million at December 31, 2006. During 2007, the Bank utilized collateralized repurchase agreements with various brokers and advances from the Federal Home Loan Bank of New York (FHLB) as alternative sources of funding and as a liability management tool. At December 31, 2007, the combination of repurchase agreements and FHLB advances were $148.0 million, compared to $136.5 million at December 31, 2006. Detailed information regarding the Company’s borrowings is included in Note 8 in the consolidated financial statements section of this report.

Capital

Shareholders’ equity was $115.6 million at December 31, 2007, compared with $109.5 million at December 31, 2006. Net income of $9.5 million was partially offset by dividends of $4.3 million and by the repurchase of 83,930 shares of Alliance common stock totaling $2.3 million. The Company announced in November 2007 that its Board of Directors authorized the repurchase of up to three percent of the Company’s outstanding common stock, or approximately 143,500 shares. 52,100 shares were repurchased at an average price of $25.58 per share under this repurchase plan. The balance of 31,830 shares repurchased occurred in the first quarter of 2007 under the Company’s previous repurchase plan at an average price of $30.85 per share.

Also impacting shareholders’ equity in 2007 was a $3.3 million increase in accumulated other comprehensive income from an accumulated loss position of $2.1 million at December 31, 2006. This change resulted primarily from a significant rally in securities prices that changed an unrealized loss position on securities available-for-sale from $998,000 (net of deferred taxes) at December 31, 2006 to unrealized gains of $933,000 (net of deferred taxes) at December 31, 2007. Our mortgage-backed securities portfolio is comprised of pass-through securities guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae, and does not include any securities backed by subprime or other high-risk mortgages. Further increasing accumulated other comprehensive income in 2007 was the reversal of a $1.0 million liability (net of deferred taxes) upon the amendment in the fourth quarter of the Company’s post-retirement medical plan for current employees.

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of the Bank, that supports growth and expansion activities while at the same time exceeding regulatory standards. Capital adequacy in the banking industry is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. At December 31, 2007, the Company exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized institution.” A more comprehensive analysis of regulatory capital requirements, including ratios for the Company, is included in Note 19 in the consolidated financial statements.

Liquidity and Capital Resources

The Company’s liquidity is primarily measured by the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows of deposits, and to take advantage of market interest rate opportunities. Funding of loan and lease commitments, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases, and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Management Committee (ALCO) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of December 31, 2007, that liquidity as measured by the Bank is in compliance with its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, securities, loan and lease repayments, borrowings from the FHLB, and securities sold under repurchase agreements. During the year ended December 31, 2007, cash and cash equivalents increased by $3.3 million as net cash provided by operating activities and financing activities of $39.1 million exceeded the net cash used in investing activities of $35.8 million. Net cash provided by financing activities reflects a net increase in deposits of $8.6 million and a net increase in borrowings of $22.3 million, partly offset by treasury stock purchases of $2.3 million and cash dividends paid of $4.2 million. Net cash used in investing activities primarily results from a net increase in loans and leases of $16.7 million and a net increase in investment securities of $15.3 million.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of December 31, 2007, the Bank’s credit limit with the FHLB was $186.6 million with outstanding borrowings in the amount of $107.7 million.

In December 2003, the Company formed Alliance Financial Capital Trust I, a wholly-owned subsidiary of the Company. The trust was formed for the purpose of issuing $10.0 million of Company-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debentures held by the trust are the sole assets of that trust. Distributions on the capital securities issued by the trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by the trust. The capital securities have a variable annual coupon rate that resets quarterly based upon three-month LIBOR plus 285 basis points (7.83%). The capital securities have a 30-year maturity and are redeemable at par in January 2009 and any time thereafter.

In September 2006, the Company formed Alliance Financial Capital Trust II, a wholly-owned subsidiary of the Company. The trust was formed for the purpose of issuing $15.0 million of Company-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debentures held by the trust are the sole assets of that trust. Distributions on the capital securities issued by the trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by the trust. The capital securities have a variable annual coupon rate that resets quarterly based upon three-month LIBOR plus 165 basis points (6.64%). The capital securities have a 30-year maturity and are redeemable at par in September 2011 and any time thereafter.

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements

Contractual Obligations

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents as of December 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due In
	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
		(Dollars in thousands)
Time deposits*	7	$ 314,436	$ 95,746	$ 9,164	$ —	$ 419,346
Borrowings*	8	88,152	73,777	—	40,000	201,929
Junior subordinated obligations issued to unconsolidated subsidiaries*	9	—	—	—	25,774	25,774
Operating leases	16	960	1,793	1,343	3,267	7,363
Purchase obligations	16	172	344	344	1,880	2,740

Total		$ 403,720	$ 171,660	$ 10,851	$ 70,921	$ 657,152

*Excludes interest

The Company did not have any commitments or obligations to its defined benefit pension plan at December 31, 2007 due to the overfunded status of the plan. The Company also has obligations under its post-retirement plan and supplemental executive retirement plans as described in Note 13 to the consolidated financial statements. The supplemental executive retirement and postretirement benefit payments represent actuarially determined future benefit payments to eligible plan participants.

As of December 31, 2007, the liability for uncertain tax positions, excluding associated interest and penalties, was $168,000 pursuant to FASB Interpretation No. 48. This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table.

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

The following table details the amounts and expected maturities of significant commitments and off-balance sheet arrangements as of December 31, 2007. Further discussion of these commitments and off-balance sheet arrangements is included in Note 16 to the consolidated financial statements.

Commitments to extend credit:	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(Dollars in thousands)
Residential real estate	$ 11,648	$ —	$ —	$ —	$ 11,648
Commercial loans and leases	37,476	5,402	2,163	18,326	63,367
Revolving home equity lines	1,898	4,576	10,459	31,183	48,116
Consumer revolving credit	29,923	—	—	—	29,923
Standby letters of credit	1,289	—	—	—	1,289

Total	$ 82,234	$ 9,978	$ 12,622	$ 49,509	$ 154,343

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses, accrued income taxes, pensions and post-retirement obligations and the fair value analysis of goodwill and intangible assets to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Actual results could differ from those estimates.

The allowance for credit losses represents management’s estimate of probable incurred loan and lease losses inherent in the loan and lease portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for credit losses, and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in this report.

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

The Company utilizes significant estimates and assumptions in determining the fair value of its goodwill and intangible assets for purposes of impairment testing. The valuation requires the use of assumptions, including, among others, discount rates, rates of return on assets, account attrition rates and costs of servicing. Impairment testing for goodwill requires that the fair value of each of our reporting units be compared to the carrying amount of its net assets, including goodwill. Determining the fair value of a reporting unit requires us to use a high degree of subjective judgment. The Company utilizes both market-based valuation multiples and discounted cash flow valuation models that incorporate such variables as revenue growth rates, expense trends, interest rates and terminal values. Based upon an evaluation of key data and market factors, we select the specific variables to be incorporated into the valuation model. Future changes in the economic environment or operations of our reporting units could cause changes to these variables, which could result in impairment being identified.

The valuation of the Company’s obligations associated with pension, post-retirement and supplemental executive retirement plans utilize various actuarial assumptions. These assumptions include discount rate, rate of future compensation increases and expected return on plan assets. Specific discussion of the assumptions used by management is discussed in Note 13.

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact of adoption was a cumulative adjustment to retained earnings of $462,000 to record the future death benefit obligation at January 1, 2008.

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

Earnings Simulation Modeling

Net interest income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening of the yield curve would result in increased earnings as investment margins widen. The model requires management to make assumptions about how the balance sheet is likely to evolve though time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Bank’s loans. Noncontractual deposit growth rates and pricing are modeled on historical patterns. Interest rates of the various assets and liabilities on the balance sheet are assumed to change proportionally, based on their historic relationship to short-term rates. The Bank’s guidelines for risk management call for preventative measures to be taken if the simulation modeling demonstrates that an instantaneous 2% increase or decrease in short-term rates over the next 12 months would adversely affect net interest income over the same period by more than 15% when compared to the stable rate scenario. At December 31, 2007, based on the results of our simulation model and assuming that management does not take action to alter the outcome, the Bank would expect net interest income to decline 13.3% if short-term interest rates increase by 2%, and increase 6.3% if short-term interest rates decline by 2%. By comparison, at December 31, 2006, based on the results of our simulation model, and assuming that management did not take action to alter the outcome, the Bank expected net interest income to decrease 9.9% if short-term interest rates increase by 2%, and increase 9.1% if short-term interest rates decline by 2%.

Net Present Value Estimation

The Net Present Value of Equity (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of the asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The Company’s NPV analysis models both an instantaneous 2% increasing and 2% decreasing interest rate scenario comparing the NPV in each scenario to the NPV in the current rate scenario. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. The NPV measure assumes a static balance sheet versus the growth assumptions that are incorporated into the earnings simulation measure, and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation model. As with earnings simulation modeling, assumptions about the timing and the variability of balance sheet cash flows are critical in NPV analysis. Particularly important are assumptions driving mortgage prepayments in both the loan and investment portfolios, and changes in the noncontractual deposit portfolios. These assumptions are applied consistently in both models. Based on the December 31, 2007 NPV analysis, a 2% instantaneous increase in interest rates was estimated to increase NPV by 1.4%. NPV was estimated to decrease 7.2% if rates immediately declined by 2%. The Company’s policy guidelines limit the amount of the estimated decline/increase to 25% in a 2% rate change scenario. By comparison, the December 31, 2006 NPV analysis estimated a 2% instantaneous increase in interest rates would increase NPV by 5.6%. NPV was estimated to decrease 10.09% if rates immediately declined by 2%.

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

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. In addition, based on our assessment, management has determined that there were no material weaknesses in the Company’s internal controls over financial reporting.

The Company’s internal control over financial reporting as of December 31, 2007 has been audited by Crowe Chizek and Company LLC, an independent registered public accounting firm, as stated in their report appearing herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

/s/ Jack H. Webb	/s/ J. Daniel Mohr
Jack H. Webb	J. Daniel Mohr
Chairman, President & CEO	Chief Financial Officer & Treasurer

Syracuse, New York

March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM ON INTERNAL CONTROL

We have audited Alliance Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alliance Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Alliance Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alliance Financial Corporation as of December 31, 2007 and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income and cash flows for the year then ended and our report dated March 13, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/Crowe Chizek and Company LLC
Crowe Chizek and Company LLC

Livingston, New Jersey

March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM ON FINANCIAL STATEMENTS

Board of Directors and Shareholders

Alliance Financial Corporation

Syracuse, New York

We have audited the accompanying consolidated balance sheet of Alliance Financial Corporation as of December 31, 2007 and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Alliance Financial Corporation as of December 31, 2006 and 2005 were audited by other auditors whose report dated March 13, 2007 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Financial Corporation as of December 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alliance Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/Crowe Chizek and Company LLC
Crowe Chizek and Company LLC

Livingston, New Jersey

March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Alliance Financial Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income and cash flows for each of two years in the period ended December 31, 2006 present fairly, in all material respects, the financial position of Alliance Financial Corporation and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 13, 2007

Alliance Financial Corporation and Subsidiaries Consolidated Balance Sheets December 31, 2007 and 2006

	2007	2006
Assets	(Dollars in thousands)
Cash and due from banks	$ 30,704	$ 27,398

Securities available-for-sale	272,713	254,002
Federal Home Loan Bank of NY(“FHLB”) and Federal Reserve Bank (“FRB”) Stock	9,507	7,985
Loans held for sale	3,163	1,155
Loans and leases, net of unearned income	895,533	881,411
Less allowance for credit losses	8,426	7,029

Net loans and leases	887,107	874,382

Premises and equipment, net	21,560	20,125
Accrued interest receivable	4,501	4,605
Bank-owned life insurance	17,084	16,449
Assets held for sale	801	2,367
Goodwill	32,187	33,456
Intangible assets, net	13,183	14,912
Other assets	14,771	16,131

Total assets	$1,307,281	$1,272,967

Liabilities and shareholders’ equity
Liabilities:
Deposits
Non-interest bearing	138,846	129,575
Interest bearing	805,367	806,021

Total deposits	944,213	935,596

Borrowings	201,929	179,650
Accrued interest payable	3,903	2,651
Other liabilities	15,902	19,790
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	25,774

Total liabilities	1,191,721	1,163,461

Commitments and contingent liabilities (Note 16)	—	—

Shareholders’ equity: Preferred stock – par value $25.00 a share; 1,000,000 shares authorized, none issued	—	—
Common stock – par value $1.00 a share; 10,000,000 shares authorized, 4,889,297 and 4,894,994 shares issued, and 4,710,885 and 4,800,512 shares outstanding for 2007 and 2006, respectively	4,889	4,895
Surplus	38,847	38,986
Undivided profits	75,844	70,658
Accumulated other comprehensive income (loss)	1,205	(2,122)
Treasury stock, at cost; 178,412 and 94,482 shares, respectively	(5,225)	(2,911)

Total Shareholders’ Equity	115,560	109,506

Total Liabilities and Shareholders’ Equity	$1,307,281	$1,272,967

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries Consolidated Statements of Income Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Interest Income	(In thousands, except per share data)
Interest and fees on loans and leases	$ 58,992	$ 46,790	$ 34,960
Federal funds sold and interest bearing deposits	28	148	129
Securities	12,012	10,735	11,166

Total Interest Income	71,032	57,673	46,255
Interest Expense
Deposits:
Savings accounts	452	339	307
Money market accounts	6,322	5,141	3,955
Time accounts	20,547	16,161	8,988
NOW accounts	911	519	250

Total	28,232	22,160	13,500
Borrowings:
Repurchase agreements	2,790	2,596	2,297
FHLB advances	5,546	4,052	2,895
Mortgagors’ escrow funds	22	4	—
Junior subordinated obligations	1,960	1,139	644

Total interest expense	38,550	29,951	19,336

Net interest income	32,482	27,722	26,919
Provision for credit losses	3,790	2,477	144

Net interest income after provision for credit losses	28,692	25,245	26,775
Non-interest income:
Investment management income	9,180	8,895	7,864
Service charges on deposit accounts	5,296	4,316	2,957
Card-related fees	1,942	1,291	926
Insurance agency income	1,855	615	—
Income from bank-owned life insurance	635	455	402
Gain on the sale of loans	192	126	163
Rental income from leases	162	797	1,186
Loss on sale of securities available-for-sale	(12)	(2)	(19)
Other non-interest income	2,042	1,221	759

Total non-interest income	21,292	17,714	14,238
Non-interest expense:
Salaries and employee benefits	18,281	16,607	17,150
Occupancy and equipment expense	6,765	6,460	5,746
Communication expense	827	744	603
Stationery and supplies expense	611	645	514
Marketing expense	1,237	1,128	921
Amortization of intangible assets	1,729	797	418
Professional fees	2,785	3,239	2,385
Other non-interest expense	5,403	4,266	3,615

Total non-interest expenses	37,638	33,886	31,352

Income before income tax expense	12,346	9,073	9,661
Income tax expense	2,869	1,762	2,154

Net income	$ 9,477	$ 7,311	$ 7,507

Net income Per Common Share
Basic	$ 2.01	$ 1.92	$ 2.09
Diluted	$ 1.98	$ 1.88	$ 2.05

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries Consolidated Statements of Changes in Shareholders’ Equity Years Ended December 31, 2007, 2006 and 2005

	Issued and Outstanding Common Shares	Common Stock	Surplus	Unamortized Value of Restricted Stock	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In thousands, except share and per share data)
Balance at December 31, 2004	3,571,872	$ 3,947	$ 10,298	$ (1,047)	$ 62,235	$ 1,418	$ (7,955)	$68,896
Comprehensive income:
Net income	—	—	—	—	7,507	—	—	7,507
Other comprehensive loss, net of taxes	—	—	—	—	—	(3,118)	—	(3,118)
Total comprehensive income	—	—	—	—	—	—	—	4,389
Issuance of restricted stock	24,500	24	754	(778)	—	—	—	—
Forfeiture of restricted stock	(3,582)	(3)	(108)	98	—	—	—	(13)
Amortization of restricted stock	—	—	—	274	—	—	—	274
Tax benefit of stock-based compensation	—	—	—	—	16	—	—	16
Stock options exercised	10,543	11	241	—	—	—	—	252
Cash dividend, $0.84 per share	—	—	—	—	(3,018)	—	—	(3,018)
Treasury stock purchased	(38,321)	—	—	—	—	—	(1,225)	(1,225)
Balance at December 31, 2005	3,565,012	3,979	11,185	(1,453)	66,740	(1,700)	(9,180)	69,571
Comprehensive income:
Net income	—	—	—	—	7,311	—	—	7,311
Other comprehensive income, net of taxes	—	—	—	—	—	572	—	572
Total comprehensive income	—	—	—	—	—	—	—	7,883
Cumulative effect of change in accounting for adoption of SFAS No. 158	—	—	—	—	—	(994)	—	(994)
Shares issued in purchase of Bridge Street Financial Inc.	1,291,812	863	27,518	—	—	—	9,676	38,057
Issuance of restricted stock	26,500	27	789	(816)	—	—	—	—
Forfeiture of restricted stock	(19,995)	(21)	(594)	503	—	—	—	(112)
Amortization of restricted stock	—	—	—	332	—	—	—	332
Stock options exercised	47,032	47	1,080	—	—	—	—	1,127
Tax benefit of stock-based compensation	—	—	464	—	—	—	—	464
Cash dividends, $0.88 per share	—	—	—	—	(3,415)	—	—	(3,415)
Treasury stock purchased	(109,849)	—	—	—	—	—	(3,407)	(3,407)
Reclassification of unearned restricted stock awards to surplus in accordance with SFAS No. 123R (67,375 shares)	—	—	(1,434)	1,434	—	—	—	—
Balance at December 31, 2006	4,800,512	4,895	38,986	—	70,658	(2,122)	(2,911)	109,506
Comprehensive income:
Net income	—	—	—	—	9,477	—	—	9,477
Other comprehensive income, net of taxes	—	—	—	—	—	3,327	—	3,327
Total comprehensive income	—	—	—	—	—	—	—	12,804
Issuance of restricted stock	16,950	17	(17)	—	—	—	—	—
Forfeiture of restricted stock	(10,150)	(10)	(80)	—	—	—	—	(90)
Amortization of restricted stock	—	—	330	—	—	—	—	330
Stock options exercised	8,027	8	170	—	—	—	—	178
Tax benefit of stock-based compensation	—	—	97	—	—	—	—	97
Retirement of common stock	(20,524)	(21)	(639)	—	—	—	—	(660)
Cash dividend, $0.90 per share	—	—	—	—	(4,291)	—	—	(4,291)
Treasury stock purchased	(83,930)	—	—	—	—	—	(2,314)	(2,314)
Balance at December 31, 2007	4,710,885	$ 4,889	$38,847	$ —	$ 75,844	$ 1,205	$ (5,225)	$115,560

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries Consolidated Statements of Comprehensive Income Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)
Net income	$ 9,477	$ 7,311	$ 7,507
Other comprehensive income (loss) net of tax:
Net unrealized gains (losses) for the period, net of tax expense (benefit) of $1,222 in 2007, $445 in 2006, and $(2,099) in 2005	1,924	645	(3,129)
Reclassification adjustment for losses included in net income, net of tax benefit of $(5) in 2007, $(1) in 2006, and $(8) in 2005	7	1	11
Change in minimum pension liability	—	(74)	—
Change in accumulated unrealized loss and prior service costs for pension and other post-retirement benefits, net of tax benefit of $(310)	569	—	—
Post-retirement plan amendment net of tax benefit of $(521)	827	—	—

Total other comprehensive income (loss)	3,327	572	(3,118)

Comprehensive income	$ 12,804	$ 7,883	$ 4,389

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries Consolidated Statements of Cash Flows Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Operating Activities:	(In thousands)
Net income	$ 9,477	$ 7,311	$ 7,507
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,790	2,477	144
Depreciation expense	2,456	2,837	2,762
Increase in surrender value of life insurance	(635)	(455)	(402)
Benefit for deferred income taxes	534	(1,353)	(272)
Accretion of investment security discounts and premiums, net	(38)	(195)	(105)
Net loss on sale of securities available-for-sale	12	2	19
Net (gain) loss on sale of premises and equipment	(10)	22	124
Impairment write-down on premises	—	174	—
Proceeds from the sale of loans held-for-sale	13,043	7,889	10,747
Origination of loans held-for-sale	(14,973)	(8,918)	(10,584)
Gain on sale of loans	(192)	(126)	(163)
Gain on lease prepayment	(286)	—	—
Loss on foreclosed real estate-owned	43	—	—
Amortization of capitalized servicing rights	296	104	88
Amortization of intangible assets	1,729	797	418
Restricted stock expense	240	220	274
Change in other assets and liabilities	(787)	11,728	3,314

Net cash provided by operating activities	14,699	22,514	13,871

Investing Activities:
Proceeds from maturities, redemptions, calls and principal repayments of investment securities, available-for-sale	79,347	60,725	73,969
Proceeds from sales of investment securities available-for-sale	6,975	9,718	16,100
Purchase of investment securities available-for-sale	(101,852)	(27,128)	(43,212)
Purchase of FRB and FHLB stock	(26,197)	(14,579)	(12,873)
Redemption of FRB and FHLB stock	24,675	14,845	13,155
Net increase in loans and leases	(16,670)	(86,403)	(128,437)
Purchases of premises and equipment	(2,596)	(1,994)	(1,967)
Proceeds from the sale of premises and equipment	174	16	503
Proceeds from disposition of assets held-for-sale	107	—	—
Acquisitions	—	(13,171)	(10,089)

Net cash used in investing activities	(36,037)	(57,971)	(92,851)

Financing Activities:
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	26,306	(20,530)	41,352
Net (decrease) increase in time deposits	(17,689)	44,456	74,645
Net (decrease) increase in short-term borrowings	(12,021)	27,264	(51,425)
Payments on long-term borrowings	(15,700)	(46,750)	(20,000)
Proceeds from long-term borrowings	50,000	25,000	40,000
Net increase in junior subordinated obligations	—	15,464	—
Proceeds from the exercise of stock options	178	1,127	252
Treasury stock purchased	(2,314)	(3,407)	(1,225)
Tax benefit of stock-based compensation	97	464	16
Cash dividends	(4,213)	(3,111)	(3,015)

Net cash provided by financing activities	24,644	39,977	80,600

Net increase in cash and cash equivalents	3,306	4,520	1,620
Cash and cash equivalents at beginning of year	27,398	22,878	21,258

Cash and cash equivalents at end of year	$ 30,704	$ 27,398	$ 22,878

Supplemental Disclosures of Cash Flow Information:
Interest received during the year	$ 71,136	$ 57,083	$ 46,515
Interest paid during the year	37,300	29,561	18,526
Income taxes	2,971	2,455	1,800
Non-cash investing activities:
Change in unrealized loss on securities available-for-sale	3,155	1,090	(5,211)
Fair value of assets acquired in acquisition	—	252,182	—
Fair value of liabilities assumed in acquisition	—	200,954	—
Transfer between premises and equipment and assets held-for-sale	(1,459)	118	—
Transfer of loans to foreclosed real estate	441	—	—
Non-cash financing activities:
Dividend declared and unpaid	1,135	1,057	753
Common stock issued in acquisition	—	38,057	—

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

Nature of Operations

Alliance Financial Corporation (the “Company”) is a financial holding company which owns and operates Alliance Bank, N.A. (the “Bank”), Alliance Financial Capital Trust I, Alliance Financial Capital Trust II (collectively the “Capital Trusts”) and Ladd’s Agency, Inc., a multi-line insurance agency. The Company provides financial services through its Bank subsidiary from 29 customer service facilities in the New York counties of Cortland, Madison, Oneida, Onondaga, Oswego, and from a Trust Administration Center in Buffalo, NY. Primary services include commercial, retail and municipal banking, consumer finance, mortgage financing and servicing, and investment management services. The Capital Trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The Bank has a substantially wholly-owned subsidiary, Alliance Preferred Funding Corp., which is engaged in residential real estate activity, and a wholly-owned subsidiary, Alliance Leasing, Inc., which is engaged in commercial equipment financing activity in over thirty states.

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

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has identified the allowance for credit losses, income taxes, and the carrying value of goodwill and intangible assets to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Actual results could differ from those estimates.

Risk and Uncertainties

In the normal course of its business, the Company encounters economic and regulatory risks. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, from its interest-earning assets. The Company’s primary credit risk is the risk of default on the Company’s loan and lease portfolio that results from the borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects potential changes in the value of collateral underlying loans, the fair value of investment securities, and the value of loans held for sale.

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

Securities

The Company classifies securities as held-to-maturity or available-for-sale at the time of purchase. Held-to-maturity securities are those that the Company has the positive intent and ability to hold to maturity, and are reported at cost, adjusted for amortization of premiums and accretion of discounts. Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value, with net unrealized gains and losses reflected as a separate component of accumulated other comprehensive income, net of taxes. None of the Company’s securities have been classified as trading securities or held-to-maturity.

Gains and losses on the sale of securities are based on the specific identification method. Premiums and discounts on securities are amortized and accreted into income using the interest method over the life of the security. Securities are reviewed regularly for other than temporary impairment. Where there is other than temporary impairment, the impairment loss is recognized in the consolidated statements of income. Purchases and sales of securities are recognized on a trade-date basis.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies (cont’d.)

Federal Home Loan Bank of New York and Federal Reserve Bank Stock

As a member of the Federal Home Loan Bank of New York (“FHLB”) and Federal Reserve Bank (“FRB”), the Company is required to hold stock in the FHLB and FRB. FHLB and FRB stock is carried at cost since there is no readily available market value. The stock cannot be sold, but can be redeemed by the issuer at cost. The stock is periodically evaluated for impairment based on ultimate recovery of par value.

Securities Sold under Agreements to Repurchase

Repurchase agreements are accounted for as collateralized borrowings, and the obligations to repurchase securities sold are reflected as a liability in the balance sheet, since the Company maintains effective control over the transferred securities. The securities underlying the agreements remain in the Company’s securities portfolio. The fair value of the collateral provided to a third party is continually monitored, and additional collateral is provided to the third party, or surplus collateral is returned to the Company as deemed appropriate.

Loans Held for Sale and Mortgage Servicing Rights

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Mortgage servicing rights are recognized separately when they are acquired through sales of loans. For sales of mortgage loans prior to January 1, 2007, a portion of the cost of the loan was allocated to the servicing right based on relative fair values. The Company adopted SFAS No. 156 on January 1, 2007, and for sales of mortgage loans beginning in 2007, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income which is reported on the income statement as other non-interest income is recorded for fees earned for servicing loans and recorded as income when earned. The amortization of mortgage servicing rights is netted against loans servicing fee income.

Loans and Leases

Loans and leases are stated at unpaid principal balances less the allowance for credit losses, unearned interest income and net deferred loan origination fees and costs. Interest on loans is based upon the principal amount outstanding. Interest on loans is accrued except when in management’s opinion the collectibility of interest is doubtful, at which time the accrual of interest on the loan is discontinued. Loan and lease origination fees and certain direct origination costs are deferred and the net amount is amortized as a yield adjustment over the life of the loan or lease.

Operating leases are stated at cost of the equipment less depreciation. Equipment on operating leases is depreciated on a straight-line basis to its estimated residual value over the lease term. Operating lease income is recognized on a straight-line basis over the term of the lease. Lease financings, included in portfolio loans on the consolidated balance sheet consist of direct financing leases of commercial equipment, primarily computers and office equipment, manufacturing equipment, commercial truck and trailers, and medical equipment. Income attributable to finance leases is initially recorded as unearned income and subsequently recognized as finance income at level rates of return over the term of the leases. The recorded residual values of the Company’s leased assets are estimated at the inception of the lease to be the expected fair market value of the assets at the end of the lease term. On a quarterly basis, the Company reassesses the realizable value of its lease residual values. In accordance with U.S. generally accepted accounting principles, anticipated increases in specific future residual values are not recognized before realization. Anticipated decreases in specific future residual values that are considered to be other than temporary are recognized immediately.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies (cont’d.)

Allowance for Credit Losses

The allowance for credit losses represents management’s best estimate of probable incurred credit losses in the Company’s loan portfolio. Management’s quarterly evaluation of the allowance for credit losses is a comprehensive analysis that builds a total reserve by evaluating the risks within each loan type, or pool, of similar loans and leases. The Company uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates an allocation for each pool based on the most recent three-year loss rate, adjusted to reflect the expected impact that current trends regarding loan and lease growth, delinquency, losses, economic conditions, loan concentration, policy changes, and current interest rates are likely to have. For commercial loan and lease pools, the Company establishes a specific reserve allocation for all loans and leases classified as being impaired in excess of $150,000, which have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. For all other commercial loans, the Company uses the general allocation methodology that establishes a reserve for each risk rating category. The general allocation methodology for commercial loans and leases considers the same factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management’s best estimate of the probable incurred loan and lease losses in the Company’s loan portfolio.

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

Income Recognition on Impaired and Non-accrual Loans and Leases

Loans and leases, including impaired loans or leases, are generally classified as non-accrual if they are past due as to maturity of payment of principal or interest for a period of more than 90 days unless they are well secured and are in the process of collection. While a loan or lease is classified as non-accrual and the future collectibility of the recorded loan or lease balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired for transactions accounted for under the purchase method of accounting for business combinations. Goodwill is not being amortized, but is evaluated at least annually for impairment. Intangible assets resulting from the acquisition of Bridge Street Financial, Inc. in 2006 include core deposit intangibles, customer relationship intangibles and a covenant to not compete. The core deposit intangible and customer list intangible are being amortized over 10 years using an accelerated method. The non-compete covenant is being amortized on a straight-line basis over a period of 3 years based on the agreement. The trust relationship intangible related to the purchase of trust accounts and related assets under management from HSBC, USA, N.A. in 2005 is being amortized over the expected useful life of the relationships acquired. These intangibles are tested for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Premises, Furniture, and Equipment

Land is carried at cost. Bank premises, furniture, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from one year to 10 years for furniture, fixtures and equipment; three to five years for software, hardware, and data handling equipment; and 10 to 39 years for buildings and building improvements. Leasehold improvements are amortized over the term of the respective lease. Maintenance and repairs are charged to operating expenses as incurred. The asset cost and accumulated depreciation are removed from the accounts for assets sold or retired and any resulting gain or loss is included in the determination of the income.

Bank-Owned Life Insurance

The Bank has purchased life insurance policies on certain employees, key executives and directors. Upon adoption of EITF 06-5, which is discussed further below, bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF 06-5, the Bank recorded owned life insurance at its cash surrender value. In September 2006, the FASB Emerging

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies (cont’d.)

Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance) (“Issue”). This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy. The adoption of EITF 06-5 on January 1, 2007 had no impact on the Bank’s financial condition or results of operation.

Assets Held for Sale

Assets held for sale are stated at the lower of its carrying amount or fair value less cost to sell. Assets held for sale are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. Fair value is determined using observable market data and other unobservable inputs for the asset.

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Retirement Plans

Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Employee 401(k) and profit sharing plan expense is the amount of matching contributions and employer fixed and discretionary contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

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

Under FAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the income statement over the vesting period. The Company adopted FAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in 2006 includes the cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006. This cost was based on grant-date fair value estimated in accordance with the original provisions of FAS 123. The cost for all share-based awards granted subsequent to January 1, 2006 represented the grant-date fair value that was estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been restated. The effect of adopting the provisions of FAS 123R decreased net income $28,000, net of a tax benefit of $18,000, and reduced basic and diluted earnings per share by $0.01.

The effect on net income and earnings per share in 2005 if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock option awards granted on Alliance Financial Corporation common stock would decrease net income $35,000 and decrease basic and diluted earnings per share by $0.01.

Earnings Per Common Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and restricted stock awards.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

1.   Basis of Presentation and Significant Accounting Policies (cont’d.)

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in funded status of the pension plan, post-retirement medical plan and supplemental executive retirement plans which are also recognized as separate components of equity.

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

Segment Reporting

The Company’s operations are solely in the financial services industry and include providing to its customers traditional banking, equipment leasing and other financial services including investment management services. The Company operates primarily in the geographical regions of Cortland, Madison, Oneida, Onondaga, and Oswego counties of New York State, and from a Trust Administration Center in Buffalo, NY. In addition, Alliance Leasing conducts business in over thirty states. While the Company’s chief decision-makers monitor the revenue streams of the various Company products and services, the segments that could be separated from the Company’s primary business of banking do not meet the criteria for separate disclosure. Accordingly, all of the Company’s financial service operations are considered by management to be combined in one reportable operating segment.

Investment Assets Under Management

Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of condition, since such items are not assets of the Company. Fees associated with providing investment management services are recorded using a method that approximates the accrual basis.

Reclassification

Reclassifications are made to prior years’ consolidated financial statements, when necessary, to conform to the current year’s presentation. These reclassifications have no effect on net income as previously reported.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

2.   Securities

The amortized cost and estimated fair value of securities at December 31 are as follows (in thousands):

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Treasury obligations	$ 100	$ 1	$ —	$ 101
Obligations of U.S. government-sponsored corporations	60,902	162	122	60,942
Obligations of states and political subdivisions	87,028	1,657	105	88,580
Mortgage-backed securities	120,258	675	778	120,155

Total debt securities	268,288	2,495	1,005	269,778
Stock Investments:
Equity securities	1,934	12	—	1,946
Mutual Funds	1,000	15	26	989

Total stock investments	2,934	27	26	2,935

Total available-for-sale	$ 271,222	$ 2,522	$ 1,031	$ 272,713

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Treasury obligations	$ 6,839	$ —	$ 419	$ 6,420
Obligations of U.S. government-sponsored corporations	62,178	5	731	61,452
Obligations of states and political subdivisions	86,299	1,457	368	87,388
Mortgage-backed securities	97,908	163	1,908	96,163

Total debt securities	253,224	1,625	3,426	251,423
Stock Investments:
Equity securities	1,942	166	—	2,108
Mutual Funds	500	—	29	471

Total stock investments	2,442	166	29	2,579

Total available-for-sale	$ 255,666	$ 1,791	$ 3,455	$ 254,002

The carrying value and estimated fair value of debt securities at December 31, 2007, by contractual maturity, are shown below (in thousands). The maturities of mortgage-backed securities are based on average life of the security. All other expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$ 58,961	$ 58,881
Due after one year through five years	151,582	152,261
Due after five years through ten years	46,200	47,088
Due after ten years	11,545	11,548

Total debt securities	$ 268,288	$ 269,778

At December 31, 2007 and 2006, securities with a carrying value of $262.3 million and $228.1 million, respectively, were pledged as collateral for certain deposits and other purposes as required or permitted by law.

The Company recognized gross gains of $0, $8,000, and $3,000, for 2007, 2006, and 2005, respectively, and gross losses of $12,000, $10,000, and $22,000, for 2007, 2006, and 2005, respectively.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

2. Securities (cont’d.)

The following table shows the securities with unrealized losses at year end, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (in thousands):

	December 31, 2007
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored corporations	$ 7,063	$ 4	$ 24,332	$ 118	$ 31,395	$ 122
Obligations of states and political subdivisions	2,147	33	10,387	72	12,534	105
Mortgage-backed securities	8,436	56	49,589	722	58,025	778

Subtotal, debt securities	17,646	93	84,308	912	101,954	1,005
Mutual Funds	—	—	474	26	474	26

Total temporarily impaired securities	$ 17,646	$ 93	$ 84,782	$ 938	$ 102,428	$ 1,031

	December 31, 2006
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury obligations	$ —	$ —	$ 6,320	$ 419	$ 6,320	$ 419
Obligations of U.S. government-sponsored corporations	11,697	28	45,694	703	57,391	731
Obligations of states and political subdivisions	2,046	8	22,074	360	24,120	368
Mortgage-backed securities	3,526	15	70,285	1,893	73,811	1,908

Subtotal, debt securities	17,269	51	144,373	3,375	161,642	3,426
Mutual Funds	—	—	471	29	471	29

Total temporarily impaired securities	$ 17,269	$ 51	$ 144,844	$ 3,404	$ 162,113	$ 3,455

Management does not believe any individual unrealized loss as of December 31, 2007 represents an other-than-temporary impairment. A total of 21 available for sale securities were in a continuous unrealized loss position for less than 12 months and 132 securities for 12 months or longer. The unrealized losses relate primarily to securities issued by FNMA, GNMA, FHLMC, FHLB, the State of New York, and various political subdivisions within the State of New York. These unrealized losses are primarily attributable to changes in interest rates and individually were 7.3 % or less of their respective amortized cost basis. The Company has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

3. Loans and Leases

Major classifications of loans and leases at December 31 are as follows (in thousands):

	2007	2006
Residential real estate	$ 273,465	$ 252,134
Commercial loans	217,136	223,600
Leases	150,933	153,537
Indirect auto loans	176,115	181,929
Other consumer loans	94,246	90,438

Total	911,895	901,638

Less: Unearned income	(19,633)	(22,489)
Net deferred loan costs	3,271	2,262
Allowance for credit losses	(8,426)	(7,029)

Net loans & leases	$ 887,107	$ 874,382

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

3. Loans and Leases (cont’d.)

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of mortgage loans serviced for others were $139.5 million and $146.2 million at December 31, 2007 and 2006, respectively. Servicing fee income, net of mortgage servicing rights amortization, totaled $75,000, $51,000 and $135,000 for the years ended December 31, 2007, 2006 and 2005. The following table summarizes the changes in the carrying value of mortgage servicing rights (in thousands):

	2007	2006	2005
Balance at January 1	$ 1,158	$ 304	$ 292
Additions	114	65	100
Amortization	(296)	(104)	(88)
Acquired from Bridge Street Financial, Inc.	—	893	—

Balance at December 31	$ 976	$ 1,158	$ 304

The fair value of mortgage servicing rights was $1.2 million at December 31, 2007. Fair value at December 31, 2007 was determined using a discount rate of 9.25%, prepayment speed assumptions (PSA) ranging from 183% in the first year to 160% in the third year and servicing cost per loan of $50.

The estimated residual value of leased assets was $1.3 million and $1.4 million at December 31, 2007 and 2006, respectively.

At December 31, 2007, the minimum future lease payments to be received from lease financings were as follows (in thousands):

Year ending December 31:
2008	$38,473
2009	31,408
2010	23,636
2011	16,426
2012	9,862
Thereafter	11,495

Nonperforming loans and leases at December 31 are as follows (in thousands):

	2007	2006
Loans and leases 90 days past due and still accruing	$ 39	$ 790
Non-accrual loans and leases	6,667	1,849

Total nonperforming loans and leases	$ 6,706	$ 2,639

As of December 31, 2007, impaired loans and leases totaled approximately $4.2 million. The related allowance for credit losses allocated to impaired loans at December 31, 2007 was $1.3 million. The average recorded investment in impaired loans for 2007 totaled $4.7 million. During 2007, there was no interest recognized on impaired loans while they were considered to be impaired. There were no loans that were considered to be impaired in 2006 and 2005.

Changes in the allowance for credit losses for the years ended December 31 are summarized as follows (in thousands):

	2007	2006	2005
Balance at beginning of year	$ 7,029	$ 4,960	$ 5,267
Loans and leases charged off	(3,227)	(2,390)	(1,088)
Recoveries	834	685	637
Provision for credit losses	3,790	2,477	144
Allowance acquired from Bridge Street Financial, Inc.	—	1,297	—

Balance at end of year	$ 8,426	$ 7,029	$ 4,960

Directors and executive officers of the Company and their affiliated companies were customers of, and had other transactions with, the Company in the ordinary course of business during 2007. Loan transactions with related parties are summarized as follows (in thousands):

2007
Balance at beginning of year	$ 9,914
New loans and advances	4,180
Loan payments	(10,159)

Balance at end of year	$ 3,935

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

4. Bank Premises, Furniture, and Equipment

Bank premises, furniture, and equipment at December 31 consist of the following (in thousands):

	2007	2006
Land	$ 2,142	$ 2,399
Bank premises	17,855	17,608
Furniture and equipment	26,184	23,106

Total cost	$ 46,181	$ 43,113
Less: Accumulated depreciation	26,686	22,988

	$ 19,495	$ 20,125

At December 31, 2007 and 2006, furniture and equipment included $1.4 million and $2.3 million, respectively, in equipment leased to others under operating leases and the related accumulated depreciation of $137,000 and $2.2 million at December 31, 2007 and 2006, respectively. Depreciation expense on equipment leased to others totaled $93,000, $832,000 and $951,000 in 2007, 2006 and 2005, respectively.

At December 31, 2007, the minimum future lease payments to be received from equipment leased to others by type were as follows (in thousands):

Year ending December 31:
2008	$269
2009	221
2010	237
2011	255
2012	229
Thereafter	296

5. Assets Held for Sale

Assets held for sale at December 31, 2007 included one building and a commercial loan with carrying values of $724,000 and $77,000, respectively.

The estimated fair value of assets held for sale is based upon independent appraisals. The building in assets held for sale is currently listed by a real estate broker and is being actively marketed. The commercial loan is expected to be settled through foreclosure proceedings and subsequent sale of the property. No impairment of these assets occurred during 2007. The Company recorded an impairment write-down of $174,000 in 2006 for the building at the time of transfer.

6. Goodwill and Other Intangible Assets

The carrying value of goodwill was $32.2 million and $33.5 million at December 31, 2007 and 2006, respectively. The change in the carrying amount of goodwill is associated with purchase accounting adjustments. No goodwill impairment adjustments were recognized in 2007 or 2006.

The following table summarizes the company’s intangible assets that are subject to amortization (in thousands):

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets
Core deposit intangible	$ 4,202	$ 936	$ 3,266
Non-compete covenant	894	372	522
Trust business intangible	10,089	1,427	8,662
Insurance agency customer intangible	942	209	733

Total	$ 16,127	$ 2,944	$ 13,183

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets
Core deposit intangible	$ 4,202	$ 191	$ 4,011
Non-compete covenant	894	75	819
Trust business intangible	10,089	922	9,167
Insurance agency customer intangible	942	27	915

Total	$ 16,127	$ 1,215	$ 14,912

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

6. Goodwill and Other Intangible Assets (cont’d.)

Amortization expense for intangible assets for the next five years is estimated as follows (in thousands):

	Core Deposit Intangible	Non-compete Covenant	Trust Business Intangible	Insurance Agency Customer Intangible	Total
2008	$ 668	$ 298	$ 504	$ 150	$ 1,620
2009	592	224	504	133	1,453
2010	516	—	504	116	1,136
2011	439	—	504	99	1,042
2012	363	—	504	81	948
Thereafter	688	—	6,142	154	6,984

7. Deposits

Deposits consisted of the following at December 31 (in thousands):

	2007	2006
Non-interest-bearing checking	$ 138,846	$ 129,575
Interest-bearing checking	101,793	93,819
Savings accounts	81,154	86,025
Money market accounts	203,074	189,142
Time deposits	419,346	437,035

Total deposits	$ 944,213	$ 935,596

The following table indicates the maturities of the Company’s time deposits at December 31 (in thousands):

	2007	2006
Due in one year	$ 314,436	$ 360,501
Due in two years	76,093	61,951
Due in three years	19,653	8,128
Due in four years	3,120	4,109
Due in five years or more	6,044	2,346

Total time deposits	$ 419,346	$ 437,035

Total time deposits in excess of $100,000 as of December 31, 2007 and 2006 were $117.0 million and $127.4 million, respectively. Time deposits include $89.2 million and $71.8 million in accounts acquired through third party brokers at December 31, 2007 and 2006, respectively.

8. Borrowings

The following is a summary of borrowings outstanding at December 31 (in thousands):

	2007	2006
Short-term:
Federal Home Loan Bank (“FHLB”) overnight advances	$ 15,500	$ 13,300
FHLB advances	—	25,000
Repurchase agreements	53,952	43,173

Total short-term borrowings	69,452	81,473
Long-term: FHLB advances	107,700	73,400
Repurchase agreements	24,777	24,777

Total long-term borrowings	132,477	98,177

Total borrowings	$ 201,929	$ 179,650

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

8. Borrowings (cont’d.)

The following table sets forth certain information with respect to the overnight lines of credit, federal funds purchased and short term repurchase agreements (dollars in thousands):

	2007	2006	2005
FHLB overnight advances and short-term advances:
Maximum month-end balance	$ 49,700	$ 38,300	$ 18,000
Balance at end of year	15,500	38,300	—
Average balance during the year	29,459	11,040	4,421
Weighted average interest rate at end of year	4.11%	5.44%	—
Weighted average interest rate during the year	5.26%	5.46%	3.69%

Repurchase agreements:
Maximum month-end balance	$ 58,617	$ 46,152	$ 90,355
Balance at end of year	53,952	43,173	50,429
Average balance during the year	49,456	38,898	63,057
Weighted average interest rate at end of year	2.74%	3.95%	4.07%
Weighted average interest rate during the year	3.84%	4.47%	3.16%

As of the dates indicated, the contractual amounts of FHLB term advances mature as follows (dollars in thousands):

	December 31, 2007		December 31, 2006
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2007	$ —	—%	$ 40,700	3.55%
2008	16,700	4.72%	16,700	5.20%
2009	31,000	5.07%	11,000	5.26%
2010	40,000	4.53%	10,000	6.11%
2011	—	—	—	—
2012	—	—	—	—
Thereafter	20,000	3.75%	20,000	3.75%

Total FHLB term advances	$107,700	4.57%	$ 98,400	4.59%

As of the dates indicated, the contractual amounts of long-term repurchase agreements mature as follows (in thousands):

	December 31, 2007		December 31, 2006
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2007	$ —	—%	$ —	—%
2008	2,000	3.80%	2,000	3.80%
2009	2,777	3.99%	2,777	3.99%
2010	—	—	—	—
2011	—	—	—	—
2012	—	—	—	—
Thereafter	20,000	4.01%	20,000	4.01%

Total repurchase agreements	$ 24,777	3.99%	$ 24,777	3.99%

Three of the Company’s fixed rate FHLB advances totaling $30.0 million at a weighted average rate of 4.54% are callable in 2008. If called, the Company has the option to reprice the advance at the then-current FHLB rates or repay the advance.

The Company has access to various credit facilities through the FHLB, including an overnight line of credit, a one-month line of credit, and a Term Advance Program, under which it can borrow at various terms and interest rates. All of the credit facilities are subject to meeting the collateral requirements of the FHLB. In addition to pledging securities, the Company has also pledged, under a blanket collateral agreement, certain residential mortgage loans with balances at December 31, 2007 of $186.6 million. At December 31, 2007, the Company had borrowed $107.7 million against the pledged mortgages. At December 31, 2007, the Company had $78.9 million available under its various credit facilities with the FHLB.

At December 31, 2007 and 2006, the Company also had available $35.5 million of federal funds lines of credit with other financial institutions, none of which was in use at December 31, 2007 and 2006, respectively.

The Company offers retail repurchase agreements primarily to its larger business customers. Under the terms of the agreement, the Company sells investment portfolio securities to the customer agreeing to repurchase the securities on the next business day. The Company views the borrowing as a deposit alternative for its business customers. On December 31, 2007, the Company had securities with a market value of $61.7 million pledged as collateral for these agreements. The Company also has agreements with the Federal Home Loan Bank of

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

8. Borrowings (cont’d.)

New York (FHLB), and Bank approved brokers to sell securities under agreements to repurchase. At December 31, 2007, securities with a market value of $25.6 million were pledged against repurchase agreements in the amount of $24.8 million. All of these repurchase agreements at December 31, 2007 were with the FHLB.

9. Junior Subordinated Obligations

On September 21, 2006, the Company formed a wholly-owned subsidiary, Alliance Financial Capital Trust II, a Delaware business trust. The Trust issued $15.0 million of 30-year floating rate Company-obligated pooled capital securities. The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2036, but may be redeemed at the Company’s option on predetermined dates with the first redemption date at par in five years. The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities XXIV, Ltd., and interest rates on the securities adjust quarterly based on the 3-month LIBOR plus 1.65% (6.64% at December 31, 2007). The Company guarantees all of the securities.

On December 19, 2003, the Company formed a wholly owned subsidiary, Alliance Financial Capital Trust I, a Delaware business trust. The Trust issued $10.0 million of 30-year floating rate Company-obligated pooled capital securities. The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2034, but may be redeemed at the Company’s option on predetermined dates with the first redemption date at par in five years. The capital securities of the trust are a pooled trust preferred fund of ALESCO Preferred Funding II, Ltd., and interest rates on the securities adjust quarterly based on the 3-month LIBOR plus 2.85% (7.83% at December 31, 2007). The Company guarantees all of the securities.

The Company had a $310,000 investment in Trust I at December 31, 2007 and 2006 and a $464,000 investment in Trust II at December 31, 2007 and 2006.

The trusts are variable interest entities (“VIE’s”) as defined by FASB Interpretation No. 46 (“FIN 46 R”). The Company is not the primary beneficiary of the VIE’s and as such they are not consolidated in the Company’s financial statements in accordance with FIN 46R. Liabilities owed to the trusts, totaling $25.8 million, were reflected as liabilities in the consolidated balance sheets at December 31, 2007 and 2006, respectively.

10. Net Income Per Common Share

Basic and diluted net income per common share calculations for the years ended December 31 are as follows (in thousands, except share and per share amounts):

	2007	2006	2005
Basic
Net income	$ 9,477	$ 7,311	$ 7,507

Average common shares outstanding	4,710,530	3,804,711	3,593,864
Net income per common share — basic	$ 2.01	$ 1.92	$ 2.09

Diluted
Net income	$ 9,477	$ 7,311	$ 7,507

Average common shares outstanding	4,710,530	3,804,711	3,593,864

Incremental shares from assumed conversion of stock options and restricted stock	65,353	69,773	70,820

Average common shares outstanding — diluted	4,775,883	3,874,484	3,664,684

Net income per common share — diluted	$ 1.98	$ 1.88	$ 2.05

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding throughout each year. Diluted earnings per share gives the effect to weighted average shares which would be outstanding assuming the exercise of options using the treasury stock method. For the year ended December 31, 2007, 1,000 anti-dilutive stock options were excluded from the diluted weighted average common share calculations. There were no anti-dilutive stock options in 2006 and 2005.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

11. Income Taxes

The provision for income taxes for the years ended December 31 is summarized as follows (in thousands):

	2007	2006	2005
Current tax expense
Federal	$ 2,882	$ 977	$ 2,350
State	475	51	76

	3,357	1,028	2,426

Deferred tax (benefit) provision
Federal	(373)	491	(345)
State	(115)	243	73

	(488)	734	(272)

Total	$ 2,869	$ 1,762	$ 2,154

A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years indicated is as follows:

	2007	2006	2005
Statutory federal income tax rate	34.0%	34.0%	34.0%
State franchise tax, net of federal tax benefit	1.9%	2.1%	1.4%
Tax exempt interest income	(11.4%)	(13.2%)	(11.5%)
Tax exempt insurance income	(1.8%)	(1.7%)	(1.4%)
Other, net	0.5%	(1.8%)	(0.2%)

Total	23.2%	19.4%	22.3%

The components of deferred income taxes, included in other assets, at December 31, are as follows (in thousands):

	2007	2006
Assets:
Loans	$ 606	$ 826
Allowance for credit losses	3,260	2,676
Assets held for sale	502	505
Postretirement benefits	1,468	1,454
Deferred compensation	2,317	2,263
Pension costs	—	663
Tax attribute carry-forwards	1,249	1,894
Incentive compensation plans	348	257
Covenant not to compete	275	—
Net unrealized loss on available-for-sale securities	—	665
Other	350	351

Total deferred tax assets	10,375	11,554
Liabilities:
Securities	178	503
Premises, furniture and equipment	521	535
Depreciation and leasing	3,671	3,664
Deferred fees	916	855
Intangible assets	1,804	2,237
Net unrealized gains on available-for-sale securities	577	—
Pension costs	170	—
Other	68	175

Total deferred tax liabilities	7,905	7,969

Net deferred tax asset at year-end	$ 2,470	$ 3,585

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

11.  Income Taxes (cont’d.)

The Company has the following tax attribute carry-forward benefits available as of December 31 (dollars in thousands)

	2007	Year(s) of Expiration
Federal:
Net operating loss	$ 646	2025
Alternative Minimum Tax (AMT) Credit	1,030	None

The utilization of the net operating loss and $680,000 of the AMT credit carry-forward are subject to annual limitations imposed by the Internal Revenue Code. The Company believes these limitations will not prevent the tax attributes from being utilized.

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. There was no cumulative effect of adoption of FIN 48. At January 1, 2007 (date of adoption) and December 31, 2007, the Company had approximately $120,000 and $163,000, respectively, of net unrecognized tax benefits and interest.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows (in thousands):

2007
Balance at January 1	$ 134
Additions for tax positions of prior years	115
Reductions for tax positions of prior years	(69)

Balance at December 31	$ 180

Included in the amount at December 31, 2007 is $74,000 which would impact the Company’s effective tax rate, if recognized or reversed, and $72,000 which would affect goodwill. As of December 31, 2007, accrued interest related to uncertain tax positions was $17,000, net of the related tax benefit. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. Federal or State examination for tax years prior to 2004. The Company’s 2004-2006 New York income tax returns have been selected for examination. The tax years 2004-2006 remain open to federal and state examinations by various taxing jurisdictions. Management does not anticipate the New York state examination will result in an unfavorable material change to its financial position. The Company does not anticipate that the total unrecognized tax benefits will change significantly in the next twelve months.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

12.    Accumulated Other Comprehensive Income (Loss)

A summary of activity in accumulated other comprehensive income (loss) follows (in thousands):

	2007	2006	2005

Effect from unrealized gains (losses) on securities available for sale
Accumulated unrealized (losses) gains on securities available-for-sale at January 1, net of tax	$ (998)	$ (1,644)	$ 1,474
Net unrealized gains (losses) for the period, net of tax expense (benefit) of $1,222 in 2007, $445 in 2006, and $(2,099) in 2005	1,924	645	(3,129)
Reclassification adjustment for losses included in net income, net of tax benefit of $5 in 2007, $1 in 2006, and $8 in 2005	7	1	11

Effect on other comprehensive income for the period	1,931	646	(3,118)
Accumulated unrealized gains (losses) on securities available-for-sale at December 31, net of tax	$933	$ (998)	$ (1,644)

Effect from pension and post-retirement plans
Accumulated unrealized losses for pension and post-retirement obligations at January 1, net of tax	$ (1,124)	$ (56)	$ (56)

Change in minimum pension liability	—	(74)	—
Amortization of prior service costs, net of tax benefit of $(6)	10	—	—
Amortization of net loss, net of tax benefit of $(12)	18	—	—
Change in accumulated unrealized net losses for pension and other post-retirement benefits, net of tax benefit of $(292)	541	—	—
Post-retirement plan amendment, net of tax benefit $(521)	827	—	—

Effect on other comprehensive income for the period	1,396	(74)	—

Cumulative effect of change in accounting for pension obligations
Prior service costs, net of tax expense of $126 in 2006	—	(190)	—
Net loss, net of tax benefit of $536 in 2006	—	(804)	—

	—	(994)	—

Accumulated unrealized gains (losses) for pension and post-retirement obligations at December 31, net of tax	$272	$ (1,124)	$ (56)

Accumulated other comprehensive (loss) income at January 1, net of tax	$ (2,122)	$ (1,700)	$ 1,418
Other comprehensive income (loss), net of tax	3,327	572	(3,118)
Cumulative effect of change in accounting for adoption of SFAS No. 158	—	(994)	—

Accumulated other comprehensive income (loss) at December 31, net of tax	$ 1,205	$ (2,122)	$ (1,700)

13.    Employee Benefit Plans

Defined Contribution Plan

The Company provides retirement benefits through a defined contribution 401(k) plan that covers substantially all of its employees and former employees of Bridge Street. The Bridge Street defined contribution 401(k) plan was terminated on October 6, 2006 and all plan assets were transferred to the Company’s plan. Former Bridge Street employees’ service with Bridge Street at the time of the acquisition is deemed to be service with the Company for eligibility and vesting purposes only, but not for purposes of benefit accrual or the allocation of employer contributions. Contributions to the Company’s 401(k) plan are determined by the Board of Directors and are based on percentages of compensation for eligible employees. Contributions are funded following the end of the plan (calendar) year. Company contributions to the plan were $42,000, $522,000, and $656,000, in 2007, 2006, and 2005, respectively.

Defined Benefit Plan and Post-retirement Benefits

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

Prior to September 30, 2007, post-retirement medical and life insurance benefits were available to full-time employees who had worked 15 years and attained age 55. Subsequent to the acquisition of Bridge Street, benefits for the Bridge Street active participants were converted to those under the Company’s plan. Retirees and certain active employees with more than 20 years of service to the Company continue to receive benefits in accordance with plans that existed at First National Bank of Cortland and Oneida Valley National Bank, prior to the merger of the banks in 1999. At September 30, 2007, the Company settled (the “Settlement”) the post-retirement benefits for certain active participants that met age and service criteria at that time. In addition, a negative plan amendment (“Negative Amendment”) was adopted

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

13.  Employee Benefit Plans (cont’d.)

for all other active participants who did not meet the age and service criteria. The Settlement and the Negative Amendment eliminated post-retirement benefits for all active employees. The only remaining participants in the plan after September 30, 2007 are retired participants and their spouses, if applicable.

In connection with the Settlement, the Company recorded a deferred gain of $517,000, representing the difference between the accrued accumulated benefit obligation of $966,000 and the lump sum payments to the qualifying participants of $449,000. This gain was offset against existing unrecognized losses recorded in accumulated other comprehensive income. Unrealized losses in excess of 10% of the accumulated projected benefit obligation are amortized on a straight line basis over the expected future lifetime of the retiree group. No payments were made to participants in connection with the Negative Amendment. The Company reversed the accrued accumulated benefit obligation of $831,000 as of September 30, 2007 through accumulated other comprehensive income. The remaining balance of unrecognized prior service benefit of $651,000 will be amortized on a straight line basis over 15 years.

The following table represents a reconciliation of the change in the benefit obligation, plan assets and funded status of the pension and post-retirement plans at December 31(using a measurement date of October 1 for the pension plan and December 31 for the post retirement benefits):

	Pension	Post-retirement
	2007	2007	2006
Change in benefit obligation:	(In thousands)
Benefit obligation at beginning of year	$ 4,150	$ 6,060	$ 5,340
Service cost	—	133	121
Interest cost	239	322	284
Actuarial loss (gain)	21	(462)	(126)
Benefits paid	(218)	(799)	(343)
Participant contributions	—	29	29
Benefit obligation for former Bridge Street employees	—	—	755
Settlement gain	—	(517)	—
Plan amendment	—	(831)	—

Benefit obligation at end of year	4,192	3,935	6,060
Change in plan assets:
Fair value of plan assets at the beginning of the year	4,524	—	—
Actual return on plan assets	608	—	—
Benefits paid	(218)	(799)	(343)
Participant contributions	—	29	29
Employer contributions	—	770	314

Fair value of plan assets at the end of year	4,914	—	—

Funded status at end of year	$ 722	$ (3,935)	$ (6,060)

The funded status of the pension and post-retirement benefits has been recognized as a $722,000 asset for the overfunded pension plan and a liability of $3.9 million is recognized for the underfunded postretirement plan at December 31, 2007.

Pre-tax amounts recognized in accumulated other comprehensive income (loss) at December 31 that has not been recognized as components of net periodic benefit or cost consist of:

	Pension	Post-retirement
	2007	2007	2006
	(In thousands)
Unrecognized actuarial (gain) loss	$ (188)	$ 289	$ 1,297
Unrecognized prior service (benefit) cost	—	(651)	186

	$ (188)	$ (362)	$ 1,483

The composition of the plan’s net periodic (benefit) cost for the years ended December 31 is as follows:

	Pension	Post-retirement
	2007	2007	2006	2005
	(In thousands)
Service cost	$ —	$ 133	$ 121	$ 188
Interest cost	239	322	284	292
Amortization of unrecognized prior service cost	—	6	23	29
Amortization of unrecognized actuarial loss	—	30	56	57
Expected return on assets	(399)	—	—	—

Total net periodic (benefit) cost	$ (160)	$ 491	$ 484	$ 566

The estimated prior service benefit for the postretirement plan that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $44,000.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

13.  Employee Benefit Plans (cont’d.)

The following weighted-average assumptions were used to determine benefit obligations for these plans:

	Pension		Post-retirement
	2007	2006	2007	2006
Discount rate	6.29%	5.90%	6.38%	5.90%

The following weighted –average assumptions were used to determine net periodic (benefit) cost for the years ended December 31:

	Pension	Post-retirement
	2007	2007	2006	2005
Discount rate	5.90%	6.00%	5.50%	5.75%
Expected return on plan assets	9.00%	—	—	—

The discount rates used in determining the benefit obligations as of December 31, 2007, 2006 and 2005 were based upon the Citibank pension liability index. The Citibank pension liability index was determined to appropriately reflect the rate at which the pension and post-retirement obligations could be effectively settled, based upon the expected duration of the plan.

Pension plan assets are invested in six diversified investment funds of the RSI Retirement Trust (the “Trust”), a no load series open-ended mutual fund. The investment funds include four equity mutual funds and two bond mutual funds, each with its own investment objectives, investment strategies and risks, as detailed in the Trust’s prospectus. The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust’s Statement of Investment Objectives and Guidelines (the “Guidelines”).

The long-term investment objective is to be invested 65% in equity securities (equity mutual funds) and 35% in debt securities (bond mutual funds). If the plan is underfunded under the Guidelines, the bond fund portion will be temporarily increased to 50% in order to lessen asset value volatility. When the plan is no longer underfunded, the bond fund portion will be decreased back to 35%. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies more than 10% from the target (i.e., a 20% target range).

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

The plan’s weighted-average asset allocations by asset category at October 1 are as follows:

Asset Category	2007	2006
Equity securities	70%	73%
Debt Securities (Bond Mutual Funds)	30%	27%

Total	100%	100%

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

For measurement purposes, with respect to the postretirement benefit plans, a 10.0% annual rate of increase in the per capita cost of covered health care benefits is assumed for 2007. The rate is assumed to decrease gradually to 4.5% by the year 2016 and remain at that level thereafter.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

13. Employee Benefit Plans (cont’d.)

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$ 41	$ (34)
Effect on post-retirement benefit obligations	223	(194)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the pension plan (in thousands):

Year ending December 31:
2008	$ 211
2009	216
2010	222
2011	238
2012	253
Years 2013-2017	1,337

The following post-retirement healthcare benefits are expected to be paid (in thousands):

Year ending December 31:
2008	$325
2009	329
2010	337
2011	350
2012	344
Years 2013-2017	1,547

The above benefit payments include expected life insurance claims, rather than the premiums that the Company is paying to provide the life insurance.

Supplemental Retirement Plans

The Company has supplemental executive retirement plans for certain current and former employees. Included in other assets, the Company has segregated assets of $332,000 and $466,000 at December 31, 2007 and 2006, respectively, to fund the estimated benefit obligation associated with certain plans.

The Company assumed a supplemental retirement plan for directors from Bridge Street, providing for extended compensation after retirement. Cash surrender value of these policies approximated $6.7 million at December 31, 2007. At December 31, 2007 other liabilities include approximately $708,000 accrued under the supplemental retirement plan.

The Company expects to contribute $389,000 to its supplemental retirement plans in 2008.

The underfunded status of the supplemental executive retirement plans has been recognized as a liability of $3.3 million at December 31, 2007.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

13.  Employee Benefit Plans (cont’d.)

The following table represents a reconciliation of the change in the benefit obligations, plan assets and funded status of the plans at December 31:

	2007	2006
Change in benefit obligation:	(In thousands)
Benefit obligation at beginning of year	$ 3,535	$ 1,694
Service cost	57	64
Interest cost	192	83
Actuarial (gain) loss	(53)	37
Benefits paid	(397)	(226)
Amendments	—	26
Benefit obligation for former Bridge Street directors	—	1,857

Benefit obligation at end of year	3,334	3,535
Change in plan assets:
Benefits paid	(397)	(226)
Employer contributions	397	226

Fair value of plan assets at the end of year	—	—

Funded status at end of year	$ (3,334)	$ (3,535)

Pre-tax amounts recognized in accumulated other comprehensive income (loss) at December 31, 2007 that has not been recognized as components of net periodic benefit or cost consist of:

	2007	2006
	(In thousands)
Unrecognized actuarial (gain) loss	$ (10)	$ 43
Unrecognized prior service cost	121	130

	$ 111	$ 173

The composition of the supplemental executive retirement plans net periodic cost for the years ended December 31 is as follows (in thousands):

	2007	2006	2005
	(In thousands)
Service cost	$ 57	$ 64	$ 64
Interest cost	192	83	76
Amortization of unrecognized prior service cost	10	81	23
Amortization of unrecognized actuarial loss	—	251	3

Total net periodic cost	$ 259	$ 479	$ 166

The Company amortizes unrecognized gain or losses and prior service costs on a straight line basis over the future working lifetime of the participant expected to receive benefits under the plan. In the year of a participant’s retirement, any unrecognized gains or losses and prior service costs are fully recognized. Future unrecognized gains or losses arising after retirement are amortized over the participant’s remaining life expectancy. The compensation expense resulting from the full recognition of unrecognized losses and prior service costs totaled $319,000 in 2006. There was no such expense in 2007 and 2005.

The discount rate used in determining the benefit obligation as of December 31, 2007 and 2006 was 6.38% and 5.80%, respectively. The discount rate used in determining the net periodic benefit cost was 5.80%, 5.50%, and 5.75% for 2007, 2006 and 2005, respectively. The discount rate used to determine benefit obligations for the plans was based upon the Citibank pension liability index. The Citibank pension liability index, less an adjustment of 10 basis points, was determined to appropriately reflect the rate at which the pension liabilities could be effectively settled, based upon the expected duration of the plans. For measurement purposes in 2007 and 2006, with respect to the supplemental executive retirement plans, an 8.50% annual rate was assumed as the investment return on account balances and salaries were assumed to increase at an annual rate of 4.00%.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

13.   Employee Benefit Plans (cont’d.)

The following supplemental retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year ending December 31:
2008	$ 389
2009	261
2010	259
2011	249
2012	247
Years 2013-2017	1,569

In 2008, $10,000 in unrecognized prior service costs and $9,000 in unrecognized actuarial losses are estimated to be amortized from accumulated other comprehensive income into the net periodic cost for the supplemental retirement plans.

14. Deferred Compensation

The Company maintains an optional deferred compensation plan for its directors, whereby fees normally received are deferred and paid by the Company upon the retirement of the director. At December 31, 2007 and 2006, other liabilities included approximately $2.5 million and $2.2 million, respectively, relating to deferred compensation. Deferred compensation expense resulting from the earnings on deferred balances for the years ended December 31, 2007, 2006, and 2005 approximated $342,000, $319,000 and $270,000, respectively.

The Company assumed a nonqualified deferred compensation plan for former directors of Bridge Street, under which participants were eligible to elect to defer all or part of their annual director fees. The plan provides that deferred fees are to be invested in mutual funds, as selected by the individual directors. Deferrals under the plan were discontinued effective with the acquisition of Bridge Street. At December 31, 2007 and 2006, deferred director fees included in other liabilities, and the corresponding assets included in other assets, aggregated approximately $767,000 and $1.1 million, respectively. Deferred compensation expense resulting from the earnings on deferred balances for the year ended December 31, 2007 approximated $69,000.

15. Stock Based Compensation Plans

The Company has a long-term incentive compensation plan (the “Plan”) authorizing the use of 550,000 shares of authorized but unissued common stock of the Company. The purpose of the Plan is to promote the interests of the Company by providing current and future officers, directors and key employees with an equity or equity-based interest in the Company, so that the interests of such individuals will be closely associated with the interests of shareholders. Pursuant to this Plan, eligible individuals may receive incentive stock options, non-qualified stock options, and/or restricted stock awards.

There were 182,555 options outstanding at December 31, 2007, of which 166,555 of the options were issued with a 10-year term, vesting one year after the issue date, and exercisable based on the Company achieving specified stock prices. 15,000 options were issued with a 10-year term and vest ratably over a three-year period. 1,000 options were issued with a five-year term and vested on issuance. No options were granted during 2007, 2006 and 2005.

Compensation expense recognized for stock options was $28,000 net of a tax benefit of $18,000 during 2007 and 2006. As of December 31, 2007, there was $3,000 of unrecognized compensation cost related to non-vested stock option awards. This cost will be recognized in 2008. The company generally uses authorized but unissued shares to satisfy stock option exercises.

Stock option activity in the plan for the years ended December 31 was as follows:

	2007
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	195,128	$ 21.85
Granted	—	—
Vested	—	—
Exercised	8,027	22.13
Forfeited	4,546	24.75

Outstanding at end of year	182,555	$21.77

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

15. Stock Based Compensation Plans (cont’d.)

The following table summarizes the Company’s stock options at December 31, 2007:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price
$17.75 - $19.00	75,500	$ 18.28	2.7	75,500	$ 18.28
21.75 - 23.50	41,000	23.28	3.6	41,000	23.28
24.75 - 28.65	66,055	24.81	2.0	38,782	24.85

The total intrinsic value of options exercised during 2007, 2006 and 2005 was $66,000, $408,000, and $66,000, respectively. The aggregate intrinsic value of shares outstanding and exercisable at December 31, 2007 was $772,000 and $739,000, respectively. Cash received from options exercised was $178,000, $1.1 million and $252,000 in 2007, 2006 and 2005, respectively. The tax benefit realized from stock option exercised was $26,000, $120,000 and $20,000 in 2007, 2006 and 2005, respectively.

Restricted stock awards are recorded as deferred compensation, a component of stockholders’ equity, at fair value at the date of the grant and amortized to compensation expense over the specified vesting periods. These shares become vested at the end of a 7-year period. No shares are vested at December 31, 2007. Furthermore, 50% of the shares awarded, to all grantees except the Company’s Chief Executive Officer, become vested on the date, at least three years after the award date, that the Company’s stock price has closed at a price that is at least 160% of the award price for 15 consecutive days. Compensation expense associated with the amortization of the cost of all restricted shares issued for the years ended December 31, 2007, 2006 and 2005 was $241,000, $213,000, and $268,000, respectively. The unrecognized compensation cost for restricted stock awards was $1.4 million at December 31, 2007, which will be recognized as compensation expense over a weighted average period of 4.7 years.

The following is a summary of the Company’s restricted stock activity for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005

	Non-vested Shares	Weighted Average Grant Price	Non-vested Shares	Weighted Average Grant Price	Non-vested Shares	Weighted Average Grant Price
Outstanding at beginning of year	67,375	$31.06	62,775	$31.00	42,500	$30.56
Granted	16,950	30.88	26,500	30.81	24,500	31.75
Forfeited	10,150	31.44	(19,995)	30.67	(3,582)	30.88
Vested	—	—	(1,905)	30.21	(643)	29.40

Outstanding at end of year	74,175	$30.95	67,375	$31.06	62,775	$31.00

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

16. Commitments and Contingent Liabilities

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

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

16. Commitments and Contingent Liabilities (cont’d.)

Financial instruments whose contract amounts represent credit risk (in thousands):

	Contract Amount
	2007	2006	2005
Commitments to extend credit	$ 153,054	$ 135,177	$ 96,411
Standby letters of credit	1,289	2,663	3,279

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

The Company leases office space and certain branches under noncancelable operating lease agreements having initial terms which expire at various dates through 2025. Total rental expense was approximately $1.0 million in 2007, $982,000 in 2006, and $845,000 in 2005.

Minimum rental payments under the initial terms of these leases are summarized as follows (in thousands):

Year ending December 31:
2008	$ 960
2009	950
2010	843
2011	830
2012	513
Thereafter	3,267

Total minimum lease payments	$ 7,363

The Bank entered into an agreement in 2005 with Onondaga County whereby the Bank obtained the naming rights to a sports stadium in Syracuse, NY for a 20-year term. Under the agreement, the Bank paid $120,000 in 2007, $75,000 in 2006 and $25,000 in 2005, and will pay $152,000 annually from 2008 through 2024.

The Company is required to maintain a reserve balance as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ended December 31, 2007 was $600,000.

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

17. Dividends and Restrictions

The primary source of cash to pay dividends to the Company’s shareholders is through dividends from its banking subsidiary. The Federal Reserve Board and the Office of the Comptroller of the Currency are authorized to determine certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe or unsound practice. Banking organizations may generally only pay dividends from the combined current year and prior two years’ net income less any dividends previously paid during that period. At December 31, 2007, approximately $17.2 million was available for the declaration of dividends by the Bank. There were no loans or advances from the subsidiary Bank to the Company at December 31, 2007.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

18. Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The carrying amounts and estimated fair values of financial instruments at December 31 are as follows (in thousands):

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$ 30,704	$ 30,704	$ 27,398	$ 27,398
Securities available for sale	272,713	272,713	254,002	254,002
FHLB and FRB stock	9,507	9,507	7,985	7,985
Loans held for sale	3,163	3,163	1,155	1,155
Loans and leases, net of unearned income	895,533	890,990	881,411	869,659
Allowance for credit losses	(8,426)	—	(7,029)	—

Net loans and leases	887,107	890,990	874,382	869,659
Accrued interest receivable	4,501	4,501	4,605	4,605

Financial Liabilities:
Deposits	$ 944,213	$ 945,563	$ 935,596	$ 935,997
Borrowings	201,929	199,176	179,650	177,559
Junior subordinated obligations	25,774	25,774	25,774	25,774
Accrued interest payable	3,903	3,903	2,651	2,651

The fair value of commitments to extend credit and standby letters of credit is not significant.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents

The carrying amounts reported in the consolidated balance sheet for cash and short-term instruments approximate those assets’ fair value.

Securities

Fair values for securities are based on quoted market prices or dealer quotes.

FHLB and FRB Stock

The fair value of FHLB and FRB stock is equal to their book value since there is no readily available market value and the stock cannot be sold, but can be redeemed at cost.

Loans and Leases

Fair values for loans and leases are estimated using discounted cash flow analysis, based on interest rates approximating those currently being offered for loans with similar terms and credit quality. The fair value of accrued interest approximates carrying value.

Deposits

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

Borrowings

The fair value of borrowings are estimated using discounted cash flow analysis, based on interest rates approximating those currently being offered for borrowings with similar terms.

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

18.  Fair Value of Financial Instruments (cont’d.)

Junior Subordinated Obligations

The carrying amounts of junior subordinated obligations approximate their fair values.

Off-balance-sheet Instruments

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

The capital levels at the Company’s subsidiary bank are maintained at or above the well-capitalized minimums of 10%, 6% and 5% for the total risk-based, Tier 1 capital, and leverage ratio, respectively. As of December 31, 2007, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. The Bank’s capital ratios do not substantially differ from the Company’s.

The Company’s regulatory capital measures are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total risk-based capital	$102,311	11.59%	$ 70,610	≥8.00%	$ 88,262	≥10.00%
Tier 1 capital	93,885	10.64%	35,305	≥4.00%	52,957	≥6.00%
Leverage	93,885	7.53%	49,899	≥4.00%	62,373	≥5.00%
As of December 31, 2006
Total risk-based capital	$ 98,026	11.26%	$ 69,631	≥8.00%	$ 87,039	≥10.00%
Tier 1 capital	90,731	10.42%	34,816	≥4.00%	52,223	≥6.00%
Leverage	90,731	7.53%	48,083	≥4.00%	60,103	≥5.00%

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

20. Parent Company Financial Information

Condensed financial statement information of Alliance Financial Corporation for the years ended December 31 is as follows (in thousands):

Condensed Balance Sheets
Assets:	2007	2006
Investment in subsidiaries	$ 135,308	$ 128,290
Cash	1,504	2,327
Securities	1,538	1,690
Investment in limited partnerships	2,110	2,000
Other Assets	2,215	2,319

Total Assets	$ 142,675	$ 136,626

Liabilities:
Junior subordinated obligations	25,774	25,774
Dividends payable	1,135	1,057
Other liabilities	206	289

Total Liabilities	27,115	27,120

Shareholders’ Equity:
Common stock	4,889	4,895
Surplus	38,847	38,986
Undivided profits	75,844	70,658
Accumulated other comprehensive income (loss)	1,205	(2,122)
Treasury stock	(5,225)	(2,911)

Total Shareholders’ Equity	115,560	109,506

Total Liabilities and Shareholders’ Equity	$ 142,675	$ 136,626

Condensed Statements of Income
	2007	2006	2005
Dividend income from subsidiary Bank	$ 7,600	$ —	$ 2,500
Interest and dividends on securities	58	58	36
Income from limited partnerships	230	100	170
Gain on the sale of securities available for sale	—	—	3
Interest expense on junior subordinated debentures	(1,960)	(1,139)	(644)
Non-interest expenses	(101)	(87)	(14)

	5,827	(1,068)	2,051
Equity in undistributed income of subsidiaries	3,650	8,379	5,456

Net Income	$ 9,477	$ 7,311	$ 7,507

Alliance Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements

20.   Parent Company Financial Information (cont’d.)

Condensed Statements of Cash Flows

	2007	2006	2005
Operating Activities:
Net Income	$ 9,477	$ 7,311	$ 7,507
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(3,650)	(8,379)	(5,456)
Gains on sale of securities available for sale	—	—	(3)
Depreciation expense	89	24	—
Net change in other assets and liabilities	270	3,590	314

Net cash provided by operating activities	6,186	2,546	2,362

Investing Activities:
Purchase of securities available-for-sale	—	(464)	(198)
Proceeds from sales of securities available-for-sale	—	—	17
Acquisition	—	(13,171)	—

Net cash used in investing activities	—	(13,635)	(181)

Financing Activities:
Proceeds from issuing subordinated debentures	—	15,464	—
Treasury stock purchased	(2,314)	(3,407)	(1,225)
Proceeds from the exercise of stock options	178	1,127	252
Capital contribution to subsidiary	(660)	—	—
Cash dividends paid	(4,213)	(3,111)	(3,015)

Net cash (used in) provided by financing activities	(7,009)	10,073	(3,988)
Decrease in cash and cash equivalents	(823)	(1,016)	(1,807)
Cash and cash equivalents at beginning of year	2,327	3,343	5,150

Cash and cash equivalents at end of year	$ 1,504	$ 2,327	$ 3,343

Supplemental Disclosures of Cash Flow Information:
Non-cash financing activities:
Dividend declared and unpaid	$ 1,135	$ 1,057	$ 753

In November 2007, the Company announced that its Board of Directors had authorized the repurchase of up to three percent of the Company’s outstanding common stock, or approximately 144,000 shares, over a twelve month period. At December 31, 2007, approximately 92,000 shares remain available for repurchase under the authorization.

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

The Audit Committee of the Board of Directors, composed solely of independent directors, meets periodically with the Company’s management, internal auditors and independent registered public accounting firm, Crowe Chizek and Company LLC to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The internal auditors and independent public accounting firm have unlimited access to the Audit Committee to discuss all such matters.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting which is set forth in Item 8 - “Financial Statements and Supplementary Data” on page 31 and is incorporated herein by reference, management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, its system of internal control over financial reporting met those criteria and is effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2007.

AUDIT REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Crowe Chizek and Company LLC, an independent registered public accounting firm, as stated in its report, which is set forth in Item 8 – “Financial Statements and Supplementary Data” on page 32 and is incorporated herein by reference.

Item 9B — Other Information

Not applicable

PART III

Item 10 — Directors and Executive Officers of the Registrant and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the sections entitled “Information Concerning Nominees for Directors, Directors Continuing in Office and Executive Officers,” “Audit Committee Report,” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement issued in connection with its 2008 Annual Meeting of Shareholders (“Proxy Statement”). The Company has adopted a Code of Ethics applicable to its Chief Executive Officer, Chief Financial Officer, Controller and senior financial management. The Company’s Code of Ethics for Senior Officers is available at the Company’s website at www.alliancebankna.com.

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
Consolidated Balance Sheets at December 31, 2007 and 2006.
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.
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

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-62623) filed with the Commission on August 31, 1998, as amended

3.2

Amended and Restated Bylaws of the Company (incorporated herein by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K (File No. 0-15366) filed with the Commission on September 3, 2004)

3.3

Amended and Restated Bylaws of the Company (incorporated herein by reference to exhibit number 3.3 to the Company’s Current Report on Form 8-K (File No. 0-15366) filed with the Commission on November 27, 2007)

4.1

Rights Agreement dated October 19, 2001 between Alliance Financial Corporation and American Stock Transfer & Trust Company, including the Certificate of Amendment to the company’s Certificate of Incorporation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference to exhibit 4.1 to the Company’s Form 8-A12G filed with the Commission on October 25, 2001)

10.1

Alliance Financial Corporation 1998 Long Term Incentive Compensation Plan (incorporated herein by reference to exhibit 10.1 to the Company’s Registration Statement on Form S-4, Registration No. 333-62623, filed with the Commission on August 31, 1998, as amended)

10.2

Employment Agreement dated July 6, 2006 by and between the Company and Jack H. Webb (incorporated herein by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2006)

10.3

Change of Control Agreement, dated as of February 16, 1999, by and among the Company, First National Bank of Cortland, Oneida Valley National Bank, and James W. Getman (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 17, 1999)

10.4	Directors Compensation Deferral Plan of the Company (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 1999)

10.5

Supplemental Retirement Agreement, dated as of May 1, 2000, by and among the Company, Alliance Bank, N.A. and Jack H. Webb (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000)

10.6

First National Bank of Cortland Excess Benefit Plan for David R. Alvord, dated December 31, 1991, and all amendments thereto (incorporated herein by reference to exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2001)

10.7

Oneida Valley National Bank Supplemental Retirement Income Plan for John C. Mott, dated September 1, 1997, and all amendments thereto (incorporated herein by reference to exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2002)

10.8

Change of Control Agreement, dated May 3, 2006 by and between the Company and J. Daniel Mohr (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2006)

10.9

Employment Agreement dated October 6, 2005 by and among the Company and John H. Watt Jr. (incorporated herein by reference to exhibit number 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2005)

10.10

Director Supplemental Retirement Benefit Plan of Oswego County Savings Bank, dated as of March 15, 2000 (incorporated by reference to exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Commission on March 13, 2007)

10.11

Oswego County National Bank Voluntary Deferred Compensation Plan for Directors, Amended and Restated effective January 1, 2005 (incorporated by reference to exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Commission on March 13, 2007)

21	List of the Company’s Subsidiaries

23.1	Consent of Crowe Chizek and Company LLC

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of J. Daniel Mohr, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

ALLIANCE FINANCIAL CORPORATION
(Registrant)

Date March 13, 2008	By	/s/ Jack H. Webb
Jack H. Webb, Chairman, President & CEO
(Principal Executive Officer)

Date March 13, 2008	By	/s/J. Daniel Mohr
J. Daniel Mohr, Treasurer & CFO
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

/s/ Mary Pat Adams	Date March 13, 2008
Mary Pat Adams, Director

/s/ Donald S. Ames	Date March 13, 2008
Donald S. Ames, Director

/s/Donald H. Dew	Date March 13, 2008
Donald H. Dew, Director

/s/ John M. Endries	Date March 13, 2008
John M. Endries, Director

/s/ Samuel J. Lanzafame	Date March 13, 2008
Samuel J. Lanzafame, Director

/s/ Margaret G. Ogden	Date March 13, 2008
Margaret G. Ogden, Director

/s/ Lowell A. Seifter	Date March 13, 2008
Lowell A. Seifter, Director

/s/Charles E. Shafer	Date March 13, 2008
Charles E. Shafer, Director

/s/Charles H. Spaulding	Date March 13, 2008
Charles H. Spaulding, Director

/s/Paul M. Solomon	Date March 13, 2008
Paul M. Solomon, Director

/s/Deborah F. Stanley	Date March 13, 2008
Deborah F. Stanley, Director

/s/John H. Watt, Jr.	Date March 13, 2008
John H. Watt, Jr., Executive Vice President & Director

/s/ Jack H. Webb	Date March 13, 2008
Jack H. Webb, Chairman, President
& CEO and Director
(Principal Executive Officer)