Form 10-Q
period 2008-03-31
ALLIANCE FINANCIAL CORP /NY/
filed 2008-05-09
CIK 796317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares outstanding of the Registrant’s common stock on April 30, 2008: Common Stock, $1.00 Par Value – 4,647,735 shares.

Alliance Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$29,863	$30,704
Fed funds sold	27,815	–
Securities available-for-sale	278,751	272,713
Federal Home Loan Bank of New York (“FHLB”) and Federal Reserve Bank (“FRB”) stock	10,610	9,507
Loans and leases held-for-sale	15,057	3,163
Loans and leases, net of unearned income	884,225	895,533
Allowance for loan and lease losses	8,184	8,426

Net loans and leases	876,041	887,107

Premises and equipment, net	21,646	21,560
Accrued interest receivable	5,361	4,501
Bank-owned life insurance	24,243	17,084
Assets held for sale	801	801
Goodwill	32,187	32,187
Intangible assets, net	12,771	13,183
Other assets	13,527	14,771

Total assets	1,348,673	1,307,281

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing deposits	131,500	138,846
Interest-bearing deposits	841,230	805,367

Total deposits	972,730	944,213
Borrowings	215,021	201,929
Accrued interest payable	4,676	3,903
Other liabilities	14,513	15,902
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	25,774

Total liabilities	1,232,714	1,191,721

Shareholders’ equity
Preferred stock (par value $25.00) 1,000,000 shares authorized, none issued.	–	–
Common stock (par value $1.00) 10,000,000 shares authorized, 4,904,797 and 4,889,297 issued, and 4,649,935 and 4,710,885 shares outstanding, respectively	4,905	4,889
Surplus	40,818	38,847
Undivided profits	76,341	75,844
Accumulated other comprehensive gain	2,978	1,205
Directors’ stock-based deferred compensation plan; 76,817 shares	(1,887)	–
Treasury stock, at cost; 254,862 and 178,412 shares, respectively	(7,196)	(5,225)

Total shareholders’ equity	115,959	115,560

Total liabilities & shareholders’ equity	$1,348,673	$1,307,281

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2008	2007
Interest income
Interest and fees on loans and leases	$14,154	$14,561
Federal funds sold and interest bearing deposits	46	6
Securities	3,351	2,810

Total interest income	17,551	17,377

Interest expense
Deposits:
Savings accounts	106	110
Money market accounts	1,386	1,552
Time accounts	4,654	4,884
NOW accounts	214	183

Total deposits	6,360	6,729
Borrowings:
Repurchase agreements	517	712
FHLB advances	1,484	1,369
Mortgagors’ escrow funds	8	3
Junior subordinated obligations issued to unconsolidated subsidiary trusts	415	483

Total interest expense	8,784	9,296

Net interest income	8,767	8,081

Provision for loan and lease losses	1,366	750

Net interest income after provision for loan and lease losses	7,401	7,331

Non-interest income
Investment management income	2,288	2,218
Service charges on deposit accounts	1,233	1,252
Card-related fees	502	446
Insurance agency income	338	397
Income from bank-owned life insurance	159	156
Gain on the sale of loans	26	44
Gain on sale of securities available-for-sale	137	–
Rental income from operating leases	66	76
Other non-interest income	436	430

Total non-interest income	5,185	5,019

Non-interest expense
Salaries and employee benefits	5,005	4,434
Occupancy and equipment	1,723	1,822
Communication expense	198	192
Stationery and supplies expense	108	129
Marketing expense	291	289
Amortization of intangible assets	412	449
Professional fees	762	700
Other non-interest expenses	1,295	1,236

Total non-interest expense	9,794	9,251

Income before income tax expense	2,792	3,099

Income tax expense	716	745

Net income	$2,076	$2,354

Net income per common share
Basic	$0.45	$0.50
Diluted	$0.45	$0.49
Dividends declared per share	$0.24	$0.22

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited) (In thousands, except per share data)

	Issued and Outstanding Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Directors Stock-based Compensation Plan	Treasury Stock	Total
Balance at December 31, 2006	4,800,512	$4,895	$38,986	$70,658	$(2,122)	$-	$(2,911)	$109,506
Comprehensive income
Net Income	-	-	-	2,354	-	-	-	2,354
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available for sale securities, net of	-	-	-	-	161	-	-	161
reclassification adjustment (net of tax)	-	-	-	-	130	-	-	130
Comprehensive income	-	-	-	2,354	291	-	-	2,645
Issuance of restricted stock	15,750	16	(16)	-	-	-	-	-
Forfeiture of restricted stock	(9,900)	(10)	(76)	-	-	-	-	(86)
Amortization of restricted stock	-	-	86	-	-	-	-	86
Tax benefit of restricted stock plan	-	-	6	-	-	-	-	6
Stock options exercised	8,027	8	170	-	-	-	-	178
Tax benefit of stock-based compensation	-	-	11	-	-	-	-	11
Cash dividend, $.22 per share	-	-	-	(1,052)	-	-	-	(1,052)
Treasury stock purchased	(31,830)	-	-	-	-	-	(982)	(982)

Balance at March 31, 2007	4,782,559	$4,909	$39,167	$71,960	$(1,831)	$-	$(3,893)	$110,312

Balance at December 31, 2007	4,710,885	$4,889	$38,847	$75,844	$1,205	$-	$(5,225)	$115,560
Comprehensive income
Net income	-	-	-	2,076	-	-	-	2,076
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available- for-sale securities (net of tax)	-	-	-	-	1,743	-	-	1,743
Change in accumulated unrealized losses and prior service costs for pension and post-retirement benefits	-	-	-	-	3	-	-	3
Comprehensive income	-	-	-	2,076	1,746	-	-	3,822
Cumulative effect of change in pension measurement date	-	-	-	-	27	-	-	27
Cumulative effect of change in accounting for adoption of EITF 06-4	-	-	-	(462)	-	-	-	(462)
Issuance of restricted stock	15,500	16	(16)	-	-	-	-	-
Amortization of restricted stock	-	-	90	-	-	-	-	90
Tax benefit of restricted stock plan	-	-	9	-	-	-	-	9
Tax benefit of stock-based compensation	-	-	1	-	-	-	-	1
Cash dividend, $0.24 per share	-	-	-	(1,117)	-	-	-	(1,117)
Directors’ deferred stock plan stock purchase	-	-	1,887	-	-	(1,887)	-	-
Treasury stock purchased	(76,450)	-	-	-	-	-	(1,971)	(1,971)

Balance at March 31, 2008	4,649,935	$4,905	$40,818	$76,341	$2,978	$(1,887)	$(7,196)	$115,959

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
Operating Activities:	2008	2007
	(In thousands)
Net Income	$2,076	$2,354

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,366	750
Depreciation expense	632	685
Increase in surrender value of life insurance	(159)	(156)
Benefit for deferred income taxes	–	(116)
Amortization (accretion) of investment security discounts and premiums, net	26	(51)
Net gain on sale of securities available-for-sale	(137)	–
Net loss on sale of premises and equipment	2	11
Proceeds from the sale of mortgage loans	2,834	2,800
Origination of loans held-for-sale	(4,043)	(2,756)
Loss (gain) on sale of loans	2	(44)
Writedown of leases transferred to held-for-sale	160	–
Loss on foreclosed real estate	24	–
Amortization of capitalized servicing rights	66	70
Amortization of intangible assets	412	449
Restricted stock expense	91	–
Change in other assets and liabilities	44	(2,063)

Net cash provided by operating activities	3,396	1,933

Lending and Investing Activities:
Proceeds from maturities, redemptions, calls and principal repayments of investment securities, available-for-sale	22,017	16,373
Proceeds from sales of investment securities available-for-sale	6,299	–
Purchase of investment securities available-for-sale	(31,399)	(23,712)
Purchase of FHLB and FRB stock	(5,558)	(6,501)
Redemption of FHLB stock	4,455	5,175
Net increase in loans and leases	(1,359)	(3,022)
Purchases of premises and equipment	(745)	(243)
Proceeds from the sale of premises and equipment	25	107
Proceeds from disposition of foreclosed assets	218	–
Purchase of bank-owned life insurance	(7,000)	–

Net cash used in lending and investing activities	(13,047)	(11,823)

Deposit and Financing Activities:
Net increase in demand deposits, NOW and savings accounts	26,337	20,131
Net increase (decrease) in time deposits	2,180	(21,192)
Net (decrease) increase in short-term borrowings	(26,908)	16,167
Proceeds from long-term borrowings	40,000	–
Payments on long-term borrowings	–	(5,000)
Proceeds from the exercise of stock options	–	178
Treasury stock purchased	(1,971)	(982)
Tax benefit of stock-based compensation	9	17
Purchase of shares for directors’ deferred stock-based plan	(1,887)	–
Cash dividends	(1,135)	(1,057)

Net cash provided by deposit and financing activities	36,625	8,262

Net increase (decrease) in cash and cash equivalents	26,974	(1,628)
Cash and cash equivalents at beginning of period	30,704	27,398

Cash and cash equivalents at end of period	$57,678	$25,770

Supplemental Disclosures of Cash Flow Information:
Interest received during the period	$16,691	$16,734
Interest paid during the period	8,011	8,941
Income taxes	16	47
Non-cash investing activities:
Change in unrealized loss on available-for-sale securities	2,844	269
Transfer of leases to held-for-sale	10,819	–
Transfer of loans to other real estate and repossessed assets	240	66
Non-cash financing activities:
Dividend declared and unpaid	1,117	1,052

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A.	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Alliance Financial Corporation (the “Company” or “Alliance”), its wholly-owned subsidiaries Ladd’s Agency, Inc. and Alliance Bank N.A. (the “Bank”), and the Bank’s wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of the Company, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2007 and for the three-year period then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part I. Certain amounts from prior year periods are reclassified, when necessary, to conform to the current period presentation.

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months ended March 31, 2008 and 2007.

B.	Net Income Per Common Share

Basic and diluted net income per common share calculations are as follows:

	For three months ended March 31
	2008	2007
Basic:	(Dollars in thousands, except share and per share amounts)
Net income	$2,076	$2,354

Weighted average common shares outstanding	4,578,027	4,724,638
Net income per common share - basic	$0.45	$0.50

Diluted:
Net income	$2,076	$2,354

Weighted average common shares outstanding	4,578,027	4,724,638
Incremental shares from assumed conversion of stock options and restricted stock	57,985	75,000

Weighted average common shares outstanding - diluted	4,636,012	4,799,638
Net income per common share - diluted	$0.45	$0.49

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding throughout each period. Diluted earnings per share gives the effect to weighted average shares which would be outstanding assuming the exercise of options and issuances of unearned restricted stock using the treasury stock method. For the three months ended March 31, 2008, 1,000 anti-dilutive stock options were excluded from the diluted weighted average common share calculations.

C.	Allowance for Credit Losses

The allowance for credit losses represents management’s best estimate of probable credit losses in the Company’s loan and lease portfolio. Management’s quarterly evaluation of the allowance for credit losses is a comprehensive analysis that builds a total reserve by evaluating the risks within each loan and lease type, or pool, of similar loans and leases. The Company uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates a reserve for each pool based on the average loss rate for the time period that includes the current year and two full prior years. The average loss rate is adjusted to reflect the expected impact that current trends regarding loan growth, delinquency, actual losses, economic conditions, loan concentrations, policy changes, experience and ability of lending personnel, and current interest rates are likely to have. For commercial loan and

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

lease pools, the Company establishes a specific reserve allocation for all loans and leases classified as being impaired in excess of $150,000, which have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. For all other commercial loans and leases, the Company uses the general allocation methodology that establishes a reserve for each risk-rating category. The general allocation methodology for commercial loans and leases considers the same factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management’s best estimate of the probable loan and lease losses in the Company’s loan and lease portfolio.

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

D.	Retirement Plan and Post-Retirement Benefits

The Company has a noncontributory defined benefit pension plan which it assumed from Bridge Street Financial Inc. (“Bridge Street”). The plan covers substantially all former Bridge Street full-time employees who met eligibility requirements on October 6, 2006, at which time all benefits were frozen. Under the plan, retirement benefits are primarily a function of both the years of service and the level of compensation. The amount contributed to the plan is determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes, or (b) the amount certified by an actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. The Company does not expect to make contributions to its pension plan in 2008.

Prior to September 30, 2007, post-retirement medical and life insurance benefits were available to full-time employees who had worked 15 years and attained age 55. Subsequent to the acquisition of Bridge Street, benefits for the Bridge Street active participants were converted to those under the Company’s plan. Retirees and certain active employees with more than 20 years of service to the Company continue to receive benefits in accordance with plans that existed at First National Bank of Cortland and Oneida Valley National Bank, prior to the merger of the banks in 1998. At September 30, 2007, the Company settled (the “Settlement”) the post-retirement benefits for certain active participants that met age and service criteria at that time. In addition, a negative plan amendment (“Negative Amendment”) was adopted for all other active participants who did not meet the age and service criteria. The Settlement and the Negative Amendment eliminated post-retirement benefits for all active employees. The only remaining participants in the plan after September 30, 2007 are retired participants and their spouses, if applicable.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The components of the pension and post-retirement plans’ net periodic (benefit) cost for the periods indicated are as follows (in thousands):

	Pension Three months ended March 31,
	2008	2007
Service cost	$–	$–
Interest cost	64	60
Expected return on assets	(108)	(100)
Amortization of unrecognized prior service cost	–	–

Net periodic pension benefit	$(44)	$(40)

	Post-retirement Three months ended March 31,
	2008	2007
Service cost	$–	$44
Interest cost	60	86
Amortization of unrecognized prior service cost	(11)	15

Net periodic post-retirement cost	49	$145

E.	Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. There was no cumulative effect adjustment in adopting SFAS 157.

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

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

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. Assets measured at fair value on a recurring basis include available for sale securities.

The Company used the following methods and significant assumptions to estimate fair value:

Securities – The fair values of debt securities available-for-sale are determined by obtaining matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair value of other equity securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges.

Loans held-for-sale – The fair value of loans held-for-sale is determined, when possible, using quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.

Leases held-for-sale – The fair value of leases held-for-sale is primarily determined using an unadjusted quoted price for those leases, when available. If no such quoted price exists, the fair value of a lease is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that lease.

Mortgage servicing rights – The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would used in estimating future net servicing income. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness.

Securities available-for-sale are measured at fair value on a recurring basis. At March 31, 2008, $1.0 million and $288.4 million were measured using Level 1 and Level 2 inputs, respectively within the fair value hierarchy.

Assets measured on a nonrecurring basis include loans and leases held-for-sale and assets held for sale, which are carried at lower of cost or market. At March 31, 2008, loans and leases held-for-sale were carried at a fair value of $15.1 million (of which $10.6 million, $3.8 million and $800,000 were measured using Level 1, Level 2 and Level 3 inputs, respectively within the fair value hierarchy), resulting in a valuation allowance of $187,000. During the first quarter of 2008, losses of $187,000 were recorded in other income.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout this analysis, the term “the Company” refers to the consolidated entity of Alliance Financial Corporation, which owns and operates Alliance Bank, N.A. (the “Bank”), Alliance Financial Capital Trust I, Alliance Financial Capital Trust II (collectively the “Capital Trusts”) and Ladd’s Agency, Inc., a multi-line insurance agency. The Capital Trusts were formed for the purpose of issuing company-obligated mandatorily redeemable capital securities to third-party investors and investing proceeds from the sale in junior subordinated debt securities of the Company. The Bank has a substantially wholly-owned subsidiary, Alliance Preferred Funding Corp., which is engaged in residential real estate activity, and a wholly-owned subsidiary, Alliance Leasing, Inc., which is engaged in commercial equipment financing activity in over thirty states.

The following discussion presents an analysis of material changes in the Company’s results of operations and financial condition during the three months ended March 31, 2008, which are not otherwise apparent from the consolidated financial statements included in this report.

This discussion and analysis contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

•	an increase in competitive pressures in the banking industry;
•	changes in the interest rate environment that reduce margins;
•	changes in the regulatory environment;
•	general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality;
•	changes in business conditions and inflation;
•	changes in the securities markets;
•	changes in technology and the technology employed in the financial services business;
•	our ability to maintain and increase market share and control expenses;
•	the possibility that the Company’s investment management business will fail to perform as currently anticipated;
•	changes in key management personnel may adversely impact our operations; and
•	other factors detailed from time to time in the Company’s Securities and Exchange Commission filings.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Comparison of Operating Results for The Three Months Ended March 31, 2008 and 2007

General

Net income for the first quarter of 2008 was $2.1 million, a decrease of 11.8%, compared to net income of $2.4 million in the year-ago quarter. Diluted earnings per share was $0.45 in the first quarter, a decrease of $0.04 per share or 8.2%, compared to $0.49 per share in the first quarter of 2007. An increase in net interest income of $686,000 compared with the year-ago quarter was offset by a $616,000 increase in the provision for credit losses and a $543,000 increase in non-interest expenses.

Net Interest Income

Net interest income totaled $8.8 million in the quarter ended March 31, 2008, which was an increase of $686,000 or 8.5% from the first quarter of 2007. Interest income increased $174,000 compared with the first quarter of 2007, while interest expense decreased $512,000 compared with the year-ago quarter.

The Company’s net interest margin increased 10 basis points compared with the year-ago quarter, and was up 17 basis points compared with the fourth quarter of 2007 primarily as a result of the impact of the 300 basis point drop in the federal funds target rate since September 2007 on our deposit product rates and wholesale funding costs. The net interest margin on a tax-equivalent basis was 3.15% in the first quarter of 2008, compared with 3.05% in the first quarter of 2007 and 2.98% in the fourth quarter of 2007. The Company’s earning asset yield decreased 21 basis points in the first quarter compared with the fourth quarter of 2007, while its cost of funds decreased 45 basis points over the same period.

Average interest-earning assets increased $46.2 million in the first quarter compared with the year-ago period, due primarily to growth in the securities and residential mortgage portfolios. Loans and leases comprised 75.2% of average interest-earning assets in the first quarter, compared with 77.1% in the first quarter of 2007. The slightly lower proportion of earning assets in loans and leases, combined with general downward repricing of the Company’s earning-assets as a result of lower short-term interest rates, contributed to a decrease in the Company’s tax-equivalent earning asset yield to 6.12% in 2008, compared with 6.31% in the year-ago quarter. The yield on consumer loans has been most affected by the drop in short-term interest rates. Home equity lines of credit comprised approximately $55.7 million or 61% of the average consumer loan portfolio in the first quarter. The rates on these accounts, which are indexed to the prime rate and adjust monthly, have decreased 300 basis points since the fourth quarter of 2007 due to the drop in the federal funds rate during this period.

The Company’s cost of funds was 3.35% in the first quarter, compared with 3.67% in the year-ago quarter. The Company’s wholesale funding costs have dropped considerably in the first quarter due to lower market interest rates. The Company has also been actively managing its deposit costs by lowering offering rates on most demand, money market and time account products.

The growth in average interest-earning assets was funded by higher interest-bearing demand and money market accounts and borrowings. Average time accounts decreased $11.2 million compared with the first quarter of 2007 and comprised 39.4% of total average interest-bearing liabilities in the first quarter, compared with 42.0% in the year-ago quarter. Retention of maturing retail time deposits in the first quarter of 2008 was lower than 2007 due in large part to the significant difference between the rates on accounts which matured or repriced during this period and the Company’s current offering rates. Approximately $105.9 million of time accounts matured or repriced in the first quarter from an average rate of 4.59%. By way of comparison, the Company’s weekly average offering rate on its one year time account was 2.98% in the first quarter.

The Company has expanded its utilization of wholesale funding as a cost-effective alternative to rate sensitive retail time accounts. Average brokered time accounts represented 23.2% of average time accounts in the first quarter of 2008, compared with 15.2% in the first quarter of 2007. Together, brokered time deposits and borrowings totaled 29.2% of total interest-bearing liabilities in the first quarter of 2008, compared with 24.2% in the year-ago period.

In the current low interest rate environment, our cost of funds is expected to decline more quickly than our earning-assets yield in the near term as a larger segment of our interest-bearing liabilities compared with our earning assets mature or have rate resets in the first six months of the year. The current low level of short-term market interest rates and the Company’s current strategy regarding our deposit offering rates is expected to continue to favorably impact the Company’s net interest margin in the second quarter of 2008. The magnitude of the potential improvement in our net interest margin and its duration will be significantly impacted by a number of factors, including competition for deposits, the Company’s liquidity position and the fluctuation of market interest rates.

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

	Three months ended March 31,
	2008			2007
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
Assets:	(Dollars in thousands)
Interest earning assets:
Federal funds sold	$7,072	$44	2.49%	$283	$3	4.24%
Taxable investment securities	189,505	2,280	4.81%	167,158	1,831	4.38%
Nontaxable investment securities	87,019	1,329	6.11%	85,732	1,315	6.14%
FHLB and FRB stock	10,356	196	7.57%	8,193	114	5.57%
Real estate loans	278,605	4,171	5.99%	255,135	3,861	6.05%
Commercial loans	210,211	3,814	7.26%	213,335	4,209	7.89%
Nontaxable commercial loans	8,227	141	6.85%	8,597	152	7.05%
Taxable leases, net of unearned discount	111,765	1,811	6.48%	110,451	1,979	7.17%
Nontaxable leases, net of unearned Discount	18,005	265	5.89%	20,546	300	5.84%
Indirect loans	174,022	2,494	5.73%	181,025	2,407	5.32%
Consumer loans	91,691	1,596	6.96%	89,792	1,807	8.05%

Total interest-earning assets	1,186,478	18,141	6.12%	1,140,247	17,978	6.31%

Non-interest earning assets:
Other assets	129,489			132,783
Allowance for loan and lease losses	(8,673)			(7,155)
Net unrealized gain/(loss) on securities available-for-sale	3,580			(2,011)

Total assets	$1,310,874			$1,263,864

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	106,958	214	0.80%	96,479	183	0.76%
Savings deposits	81,849	106	0.52%	84,635	110	0.52%
Money market deposits	210,837	1,386	2.63%	200,490	1,552	3.10%
Time deposits	413,794	4,654	4.50%	424,971	4,884	4.60%
Borrowings	210,238	2,009	3.82%	180,149	2,084	4.63%
Junior subordinated obligations	25,774	415	6.44%	25,774	483	7.50%

Total interest-bearing liabilities	1,049,450	8,784	3.35%	1,012,498	9,296	3.67%

Non-interest bearing liabilities:
Demand deposits	126,253			124,238
Other liabilities	19,078			17,387
Shareholders’ equity	116,093			109,741

Total liabilities and shareholders’ equity	$1,310,874			$1,263,864

Net interest income (tax equivalent)		$9,357			$8,682

Net interest rate spread			2.77%			2.63%
Net interest margin			3.15%			3.05%

Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		$590			$601

The following table sets forth the dollar volume of increase (decrease) in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities, and from changes in rates for the periods indicated. Volume changes are computed by multiplying the volume difference by the prior period’s rate. Rate changes are computed by multiplying the rate difference by the prior period’s balance. The change in interest income and expense due to both rate and volume has been allocated proportionally between the volume and rate variances.

	Three months ended March 31, 2008 compared to 2007
	Increase (decrease) due to
	Volume	Rate	Net Change
	(In thousands)
Federal funds sold	50	(9)	41
Taxable investment securities	258	191	449
Non-taxable investment securities	46	(32)	14
FHLB and FRB stock	35	47	82
Real estate loans	575	(265)	310
Commercial loans	(61)	(334)	(395)
Non-taxable commercial loans	(7)	(4)	(11)
Taxable leases, net of unearned discount	149	(317)	(168)
Non-taxable leases, net of unearned discount	(51)	16	(35)
Indirect loans	(469)	556	87
Consumer loans	236	(447)	(211)

Total interest-earning assets	761	(598)	163

Interest-bearing demand deposits	21	10	31
Savings deposits	(4)	–	(4)
Money market deposits	435	(601)	(166)
Time deposits	(127)	(103)	(230)
Borrowings	1,384	(1,459)	(75)
Junior subordinated obligations issued to unconsolidated subsidiary trusts	–	(68)	(68)

Total interest-bearing liabilities	1,709	(2,221)	(512)

Net interest income (tax equivalent)	(948)	1,623	675

Asset Quality and the Allowance for Credit Losses

Loans and leases past due 30 days or more, which generally includes nonperforming and potential problem loans, totaled $10.9 million or 1.23% of total loans and leases at March 31, 2008, compared with $16.4 million or 1.83% at December 31, 2007. Approximately $3.4 million of the decrease in delinquencies in the first quarter was in the 30 to 89 day categories, largely the result of an improvement in past-due residential mortgage levels. The Company’s delinquencies at March 31, 2008 are not concentrated in any one segment of the loan and lease portfolio. Commercial loans and residential mortgages, the two largest segments of our loan and lease portfolio, comprised the largest portion of total delinquencies at 38.1% and 36.2%, respectively of total delinquencies.

The following table represents information concerning the aggregate amount of non-performing assets:

	March 31, 2008	December 31, 2007
Non-accruing Loans and Leases:	(In thousands)
Residential real estate loans	$1,143	$1,118
Commercial loans	2,568	4,988
Leases	524	320
Indirect loans	59	83
Other consumer loans	157	158

Total non-accruing loans and leases	4,451	6,667
Accruing loans and leases delinquent 90 days or more	180	39

Total non-performing loans and leases	4,631	6,706
Other real estate and repossessed assets	158	229

Total non-performing assets	$4,789	$6,935

Nonperforming loans and leases decreased $2.1 million or 30.9% in the first quarter to $4.6 million or 0.52% of total loans and leases at March 31, 2008, compared with $6.7 million or 0.75% of total loans and leases at December 31, 2007. Nonperforming commercial loans decreased $2.4 million in the first quarter due primarily to principal pay downs, collateral liquidation and charge-offs with respect to the two largest nonperforming loans. The largest nonperforming commercial loan had a balance of $1.6 million at December 31, 2007. During the first quarter the Company collected cash payments of $750,000 on this loan through the liquidation of collateral and charged-off $645,000, resulting in a remaining balance of $205,000 at March 31, 2008 which is secured by pledged collateral not including real estate. The next largest nonperforming commercial loan had a balance of $1.2 million at December 31, 2007. The Company recorded a charge-off of $575,000 on this loan in the first quarter and is currently engaged in settlement negotiations which are anticipated to result in full payment of the remaining balance.

As a recurring part of its portfolio management program, the Company has identified approximately $9.8 million in potential problem loans at March 31, 2008, as compared to $5.4 million at December 31, 2007. The average balance of potential problem loans was $289,000 and $208,000 at March 31, 2008 and December 31, 2007, respectively. Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as “substandard.” At March 31, 2008, potential problem loans primarily consisted of commercial real estate and commercial loans. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

The Bank has a loan and lease monitoring program that it believes appropriately evaluates non-performing loans and leases and the loan and lease portfolio in general. The review program continually audits the loan and lease portfolio to confirm management’s loan and lease risk rating system, and tracks problem loans and leases to ensure compliance with loan and lease policy underwriting guidelines, and to evaluate the adequacy of the allowance for credit losses.

The Bank’s policy is to place a loan or lease on non-accrual status and recognize income on a cash basis when a loan or lease is more than 90 days past due, unless in the opinion of management, the loan or lease is well secured and in the process of collection. The Bank considers a loan or lease impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on fair value of the collateral. As of March 31, 2008, there was $2.0 million in impaired loans for which $804,000 in related allowance for credit losses was allocated. As of December 31, 2007, there was $4.2 million in impaired loans for which $1.3 million in related allowance for credit losses was allocated.

The allowance for credit losses represents management’s best estimate of probable incurred credit losses in the Bank’s loan and lease portfolio. Management’s quarterly evaluation of the allowance for credit losses is a comprehensive analysis that builds a total reserve by evaluating the risks within each product class. The Bank uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates a reserve for each pool based on the most recent three-year loss rate, adjusted to reflect the expected impact that current trends regarding loan growth, delinquency, losses, economic conditions, loan concentrations, policy changes and current interest rates are likely to have. For commercial loan and lease pools, the Bank establishes a specific reserve allocation for all loans and leases in excess of $150,000 which are considered to be impaired and which have been risk rated under the Bank’s risk rating system as substandard, doubtful or loss. The specific allocation is based on the most recent valuation of the loan or lease collateral. For all other commercial loans and leases, the Bank uses the general allocation methodology that establishes a reserve for each risk rating category. The general allocation methodology for commercial loans and leases considers the same qualitative factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management’s best estimate of the probable credit losses in the Bank’s loan and lease portfolio. Loans and leases are charged against the allowance for credit losses, in accordance with the Bank’s loan and lease policy, when they are determined by management to be uncollectible. Recoveries on loans and leases previously charged off are credited to the allowance for credit losses when they are received. When management determines that the allowance for credit losses is less than adequate to provide for potential losses, a direct charge to operating income is recorded.

The following table summarizes changes in the allowance for credit losses arising from loans and leases charged off, recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense:

	Three months ended March 31,
	2008	2007
	(In thousands)
Allowance for credit losses, beginning of period	$8,426	$7,029

Loans and leases charged-off	(1,881)	(635)
Recoveries of loans and leases previously charged-off	273	189

Net loans and leases charged-off	(1,608)	(446)

Provision for credit losses	1,366	750

Allowance for credit losses, end of period	$8,184	$7,333

The provision for credit losses was $1.4 million in the first quarter of 2008, compared with $750,000 in the first quarter of 2007. Net charge-offs were $1.6 million in the first quarter, compared with $446,000 in the year-ago period. Comprehensive liquidation strategies on the two largest non-performing commercial relationships resulted in charge-offs of $1.2 million which represented 65% of the first quarter’s total gross charge-offs.

The allowance for credit losses was $8.2 million at March 31, 2008, compared with $8.4 million at December 31, 2007. The ratio of the allowance for credit losses to total loans and leases was 0.93% at March 31, 2008, compared with 0.94% at December 31, 2007. The ratio of the allowance for credit losses to nonperforming loans and leases was 176.7% at March 31, 2008, compared with 125.7% at December 31, 2007.

The following table presents certain asset quality ratios for the periods indicated:

	Three months ended March 31,
	2008	2007
Net loans and leases charged-off to average loans and leases, annualized	0.72%	0.20%
Provision for credit losses to average loans and leases, annualized	0.61%	0.34%
Allowance for credit losses to period-end loans and leases	0.93%	0.83%
Allowance for credit losses to non-performing loans and leases	176.7%	132.7%
Non-performing loans and leases to period-end loans and leases	0.52%	0.62%
Non-performing assets to period-end assets	0.36%	0.44%

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2008	2007	Change
Investment management income	$2,288	$2,218	$70	3.2%
Service charges on deposit accounts	1,233	1,252	(19)	(1.5%)
Card-related fees	502	446	56	12.6%
Insurance agency income	338	397	(59)	(14.9%)
Income from bank-owned life insurance	159	156	3	1.9%
Gain on the sale of loans	26	44	(18)	(40.9%)
Gain on the sale of securities	137	–	137	100.0%
Rental income from operating leases	66	76	(10)	(13.2%)
Other non-interest income	436	430	6	1.4%

Total non-interest income	$5,185	$5,019	$166	3.3%

Non-interest income increased $166,000 or 3.3% in the first quarter of 2008 compared with the year-ago quarter. The increase resulted primarily from a gain on the sale of securities available-for-sale totaling $137,000 in the first quarter of 2008. Other non-interest income in the first quarter includes a gain on the partial redemption of the

Company’s equity interest in Visa, Inc. of $208,000 in connection with its initial public offering, which was substantially offset by a $160,000 writedown of leases reclassified to held-for-sale.

Non-interest income comprised 36.3% of total revenue in the first quarter, compared with 38.3% in the first quarter of 2007. The decrease in the ratio is due primarily to the increase in net interest income in the first quarter of 2008. Gains on sales of securities have been excluded from this calculation. Also excluded from the calculation is the gain on the partial redemption of the Company’s equity interest in Visa, Inc. and the writedown of leases reclassified to held-for-sale.

Non-interest expenses

The following table sets forth certain information on operating expenses for the periods indicated (dollars in thousands):

	For the three months ended March 31,
	2008	2007	Change
Salaries and employee benefits	$5,005	$4,434	$571	12.9%
Occupancy and equipment	1,723	1,822	(99)	(5.4%)
Communication expense	198	192	6	3.1%
Stationery and supplies expense	108	129	(21)	(16.3%)
Marketing expense	291	289	2	0.7%
Amortization of intangible assets	412	449	(37)	(8.2%)
Professional fees	762	700	62	8.9%
Other non-interest expenses	1,295	1,236	59	4.8%

Total non-interest expenses	$9,794	$9,251	$543	5.9%

Non-interest expenses increased $543,000 or 5.9% compared with first quarter of 2007. Salaries and benefits was the primary factor behind the increase compared to the year-ago quarter. Approximately 40% of the $571,000 increase in salaries and benefits expense in the first quarter of 2008 compared with the first quarter of 2007 resulted from infrequent items in each of the two quarters, including incentive compensation and related payroll expenses of $137,000 in the first quarter of 2008 and a reversal of restricted stock expense of $90,000 in the first quarter of 2007 from a forfeiture. The remainder of the increase in salaries and benefits is due primarily to merit increases and new positions.

The Company’s efficiency ratio was 71.1% in the first quarter of 2008, compared with 70.6% in the year-ago quarter.

Income taxes

The Company’s effective tax rate was 25.6% for the first quarter, compared with 24.0% in the year-ago period. The increase in the effective tax rate primarily reflects a decrease in the percentage of non-taxable income to pre-tax income.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

General

Total assets increased $41.4 million or 3.2% in the first quarter of 2008. Federal funds sold increased $27.8 million due to the timing of cash flows related to our wholesale funding activities. Total loans and leases (net of unearned income) decreased $11.3 million in the first quarter, to $884.2 million at March 31, 2008, primarily due to the reclassification of $10.8 million of equipment leases to held-for-sale.

Securities

The following table sets forth the amortized cost and fair value for the Company’s securities available-for-sale portfolio (dollars in thousands):

	March 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury obligations	$100	$102	$100	$101
Obligations of U.S. Government sponsored Corporations	49,511	50,142	60,902	60,942
Obligations of states and political subdivisions	88,664	91,105	87,028	88,580
Mortgage-backed securities	133,183	134,393	120,258	120,155
Other equity securities	2,958	3,009	2,934	2,935

Total	274,416	$278,751	271,222	$272,713

Net unrealized gains on securities available-for-sale	4,335		1,491

Total carrying value	$278,751		$272,713

Net unrealized gains on securities available-for-sale increased $2.8 million in the first quarter due to changes in market interest rates and credit market conditions during the quarter.

The securities portfolio is predominantly comprised of investment grade mortgage-backed securities, securities issued by U.S. government-sponsored corporations and municipal securities. The Company’s mortgage-backed securities portfolio is comprised of pass-through securities guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae, and does not include any securities backed by subprime or other high-risk mortgages.

Loans and Leases

Total loans and leases (net of unearned income and deferred costs) decreased $11.3 million or 1.3% due primarily to the reclassification of a portion of the Company’s equipment lease portfolio to held-for-sale, as the Company has elected to exit a non-core segment of our equipment finance business.

The increase in residential mortgages in the first quarter occurred as the Company continued its focus on expanding this line of business. The Company originates only conventional mortgages by the Bank originators in the Company’s local markets. The Company does not originate and has no direct exposure to sub-prime, Alt-A, negative amortizing or other higher risk residential mortgages.

The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated (dollars in thousands):

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Residential real estate loans	$279,729	31.8%	$273,465	30.6%
Commercial loans	217,294	24.7%	217,136	24.4%
Leases, net of unearned income	121,134	13.8%	131,300	14.7%
Indirect loans	172,692	19.6%	176,115	19.7%
Other consumer loans	89,891	10.1%	94,246	10.6%

Total loans & leases	$880,740	100.0%	$892,262	100.0%

Net deferred loan costs	3,485		3,271
Allowance for credit losses	(8,184)		(8,426)

Net loans and leases	$876,041		$887,107

Deposits

Total deposits increased $28.5 million in the first quarter of 2008 due primarily to a seasonal increase in municipal money market deposits.

The following table sets forth the composition of the Company’s deposits by business line at the dates indicated (dollars in thousands):

	March 31, 2008					December 31, 2007
	Retail	Commercial	Municipal	Total	Percent	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$35,874	$86,872	$8,754	$131,500	13.5%	$35,288	$100,598	$2,960	$138,846	14.7%
Interest checking	78,493	12,299	17,997	108,789	11.2%	77,368	9,636	14,789	101,793	10.8%
Total checking	114,367	99,171	26,751	240,289	24.7%	112,656	110,234	17,749	240,639	25.5%

Savings	75,125	6,816	2,104	84,045	8.6%	73,111	6,498	1,545	81,154	8.6%
Money market	73,340	44,990	108,540	226,870	23.3%	70,684	43,565	88,825	203,074	21.5%
Time deposits	351,177	21,933	48,416	421,526	43.4%	352,760	22,897	43,689	419,346	44.4%

Total deposits	$614,009	$172,910	$185,811	$972,730	100.0%	$609,211	$183,194	$151,808	$944,213	100.0%

Liquidity

The Company’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, to take advantage of market interest rate opportunities, and to pay dividends to the company. Funding loan and lease requests, providing for liability outflows, and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee (“ALCO”) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of March 31, 2008, liquidity as measured by the Bank is in compliance with management’s policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the three months ended March 31, 2008, cash and cash equivalents increased by $27.0 million, as cash provided by operating and financing activities of $40.0 million exceeded net cash used in investing activities of $13.0 million. Net cash provided by financing activities primarily reflects net increase in borrowings of $13.1 million, and a $28.5 million increase in deposits. Net cash from operating activities was primarily provided by net income in the amount of $2.1 million. Net cash used in investing activities reflects a $7.0 million purchase of bank-owned life insurance, net increase in loans and leases of $1.4 million and a net increase in investment securities of $3.1 million.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of March 31, 2008, the Bank’s credit limit with the FHLB was $215.9 million with outstanding borrowings in the amount of $172.5 million.

Capital Resources

Shareholders’ equity increased $399,000 to $116.0 million at March 31, 2008. Net income was $2.1 million in the first quarter and the Company declared a dividend totaling $1.1 million ($0.24 per share). In addition, the Company continued its stock repurchase program in the first quarter of 2008 with the purchase of 76,450 shares of its stock for a total of $2.0 million. The average cost of the shares repurchased was $25.78 per share. Also impacting shareholders’ equity in the first quarter was a $1.8 million increase in accumulated other comprehensive income, which resulted primarily from an increase in unrealized gains on securities available-for-sale. The securities available-for-sale portfolio is predominantly comprised of investment grade mortgage-backed securities, securities issued by U.S. government-sponsored corporations and municipal securities. Our mortgage-backed securities portfolio is comprised of pass-through securities guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae, and does not include any securities backed by subprime or other high-risk mortgages.

In September 2006, the Company formed a wholly-owned subsidiary, Alliance Financial Capital Trust II (“AFCT II”), a Delaware business trust. AFCT II issued $15,000,000 of 30-year floating rate company obligated trust preferred securities at an annual rate equal to the three month LIBOR rate plus 1.65%. The Trust used proceeds from the sale of the trust preferred securities and common securities to purchase the Company’s junior subordinated deferrable interest notes due 2036. Approximately $13.2 million of the net proceeds of the offering were used by the Company to fund the cash portion of the Bridge Street acquisition.

On December 19, 2003, the Company formed a wholly-owned subsidiary, Alliance Financial Capital Trust I (“AFCT”), a Delaware business trust. AFCT issued $10,000,000 of 30-year floating rate Company-obligated pooled capital securities (trust preferred securities) that qualify as Tier I capital of the Company.

On March 11, 2005, the Federal Reserve Board (FRB) announced approval of its final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier 1 capital of bank holding companies. Under the final rule, bank holding companies may continue to treat trust preferred securities as Tier 1 capital up to the current 25% core capital limit until March 31, 2009. After March 31, 2009, the 25% limit will be calculated net of goodwill (and net of any associated deferred tax liability).

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

As of December 31, 2006, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. As of March 31, 2008, the Company and its subsidiary Bank met all capital adequacy requirements to which they were subject.

The following table compares the Company’s actual capital amounts and ratios with those needed to qualify for the “well capitalized” category, which is the highest capital category as defined in the regulations (dollars in thousands):

	Actual		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
As of March 31, 2008
Total Capital (to Risk-Weighted Assets)	$101,142	11.27%	$89,705	≥10.00%
Tier I Capital (to Risk-Weighted Assets)	92,958	10.36%	53,823	≥6.00%
Tier I Capital (to Average Assets)	92,958	7.37%	63,054	≥5.00%
As of December 31, 2007
Total Capital (to Risk-Weighted Assets)	$102,311	11.59%	$88,262	≥10.00%
Tier I Capital (to Risk-Weighted Assets)	93,885	10.64%	52,957	≥6.00%
Tier I Capital (to Average Assets)	93,885	7.53%	62,373	≥5.00%

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the 2007 Annual Report on Form 10-K (“the Consolidated Financial Statements”). These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses, accrued income taxes, and the fair value analysis of the intangible asset to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

The allowance for credit losses represents management’s estimate of probable credit losses inherent in the loan and lease portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, if the loan is not collateral-dependent and measured based on the fair value of the collateral. It also requires estimates of losses on pools of homogeneous loans and leases based on historical loss experience and consideration of current economic trends and conditions, both of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. Note C to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q describes the methodology used to determine the allowance for credit losses, and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in this report.

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

New Accounting Pronouncements

The FAS issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 excludes certain leasing transactions accounted for under FASB Statement No. 13, “Accounting for Leases”, from the scope of Statement 157. FSP FAS 157-2 defers the effective data in FASB Statement No. 157, “Fair Value Measurements”, for one year (January 1, 2009 for the Company) for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact this will have on the Company’s current practice of measuring fair value for these assets and does not anticipate a material effect on the financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations.” Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R also includes a substantial number of new disclosure requirements. The Company will be required to apply Statement 141R to any business acquisitions completed on or after January 1, 2009.

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

Earnings Simulation Modeling

Net interest income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening of the yield curve would result in increased earnings as investment margins widen. The model requires management to make assumptions about how the Bank’s balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Bank’s own loans. Non-contractual deposit growth rates and pricing are modeled on historical patterns. Interest rates of the various assets and liabilities on the balance sheet are assumed to change proportionally, based on their historic relationship to short-term rates. The Bank’s guidelines for risk management call for preventative measures to be taken if the simulation modeling demonstrates that an instantaneous 2% increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 15% when compared to the stable rate scenario. At March 31, 2008, based on the results of the Bank’s simulation model, and assuming that management does not take action to alter the outcome, the Bank would expect net interest income to decline 9.5% if short term interest rates increase by 2%, and to increase 5.7% if short term interest rates decrease by 2%.

Net Present Value Estimation

The Net Present Value of Equity (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by that model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of the asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The Bank’s NPV analysis models both an instantaneous 2% increasing and 2% decreasing interest rate scenario comparing the NPV in each scenario to the NPV in the current rate scenario. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. The NPV measure assumes a static balance sheet versus the growth assumptions that are incorporated into the earnings simulation measure, and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation model. As with earnings simulation modeling, assumptions about the timing and the variability of balance sheet cash flows are critical in NPV analysis. Particularly important are assumptions driving mortgage prepayments in both the loan and investment portfolios, and changes in the noncontractual deposit portfolios. These assumptions are applied consistently in both models. Based on the March 31, 2008 NPV estimation, a 2% instantaneous increase in interest rates was estimated to increase NPV by 8.7%. NPV was estimated to decrease by 3.4% if rates immediately declined by 2%. Policy guidelines limit the amount of the estimated increase/decline to 25% in a 2% rate change scenario.

Item 4.    Controls and Procedures

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2008, an evaluation was performed under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2008 were effective.

There has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 1A.  Risk Factors

There are no material changes in the risk factors disclosed in the Company’s 2007 Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)

The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)

1/1/08 – 1/31/08	65,300	$25.83	65,300	26,100

2/1/08 – 2/28/08	8,700	$25.79	8,700	17,400

3/1/08 – 3/31/08	2,450	$24.38	2,450	14,950

Total	76,450	$25.78	76,450

(1) On November 27, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 3% of the Company’s outstanding common stock, or approximately 143,500 shares, over a 12-month period. The following table provides information with respect to repurchases of the Company’s common stock in accordance with the repurchase plan during the first quarter ended March 31, 2008.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-62623) filed with the Commission on August 31, 1998, as amended

3.2

Amended and Restated Bylaws of the Company (incorporated herein by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K (File No. 0-15366) filed with the Commission on September 3, 2004)

10.1

Alliance Financial Corporation Director Retirement Plan dated March 11, 2008 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0- 15366) filed with the Commission on March 14, 2008)

10.2

Alliance Bank Executive Incentive Retirement Plan dated March 11, 2008 (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-15366) filed with the Commission on March 14, 2008)

10.3

Alliance Financial Corporation Stock-Based Deferral Plan dated March 11, 2008 (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 0- 15366) filed with the Commission on March 14, 2008)

4.1

Rights Agreement dated October 19, 2001 between Alliance Financial Corporation and American Stock Transfer & Trust Company, including the Certificate of Amendment to the company’s Certificate of Incorporation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference to exhibit 4.1 to the Company’s Form 8-A12G filed with the Commission on October 25, 2001)

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

ALLIANCE FINANCIAL CORPORATION

DATE: May 9, 2008	/s/ Jack H. Webb
Jack H. Webb, Chairman of the Board, President
and Chief Executive Officer

DATE: May 9, 2008	/s/ J. Daniel Mohr
J. Daniel Mohr, Treasurer and Chief Financial Officer