Form 10-K/A
period 2007-12-31
ALLIANCE FINANCIAL CORP /NY/
filed 2008-05-20
CIK 796317

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

This Amendment on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (SEC) on March 17, 2008 (the “Original Filing”). We are filing this Amendment to revise our disclosures in Item 9A, Controls and Procedures, and the Certifications of the Chief Executive Officer and Chief Financial Officer found in Exhibit 31.2 and 31.2 to the Form 10-K. Item 9A, Controls and Procedures, has been amended to include an “Evaluation of Disclosure Controls and Procedures” and to revise the language in “Changes in Internal Control Over Financial Reporting” to refer to the “quarter ended December 31, 2007.”

Except as described above, the Original Filing has not been amended, updated or otherwise modified.

FORM 10-K/A ANNUAL REPORT

FOR THE YEAR ENDED

DECEMBER 31, 2007

ALLIANCE FINANCIAL CORPORATION

		Page

PART II

Item 9A.	Controls and Procedures	1

PART IV

Item 15.	Exhibits and Financial Statement Schedules	2

PART II

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer evaluated, as of December 31, 2007, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2007 were effective.

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

1

PART IV

Item 15 — Exhibits and Financial Statement Schedules

Exhibit Number	Exhibit

31.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of J. Daniel Mohr, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE FINANCIAL CORPORATION
(Registrant)

Date May 20, 2008	By	/s/ Jack H. Webb
Jack H. Webb, Chairman, President & CEO
(Principal Executive Officer)

Date May 20, 2008	By	/s/J. Daniel Mohr
J. Daniel Mohr, Treasurer & CFO
(Principal Financial and Accounting Officer)

3