Form 10-Q
period 2008-06-30
ALLIANCE FINANCIAL CORP /NY/
filed 2008-08-11
CIK 796317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, on July 31, 2008 was 4,634,860 shares.

2

Alliance Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	June 30, 2008	December 31, 2007
Assets
Cash and due from banks	$28,564	$30,704
Securities available-for-sale	269,389	272,713
Federal Home Loan Bank of New York (“FLHB”) and Federal Reserve Bank (“FRB”) stock	11,029	9,507
Loans and leases held-for-sale	807	3,163
Loans and leases, net of unearned income	902,305	895,533
Allowance for credit losses	8,651	8,426

Net loans and leases	893,654	887,107

Premises and equipment, net	21,187	21,560
Accrued interest receivable	4,377	4,501
Bank-owned life insurance	24,447	17,084
Assets held for sale	724	801
Goodwill	32,318	32,187
Intangible assets, net	12,360	13,183
Other assets	12,904	14,771

Total assets	$1,311,760	$1,307,281

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing deposits	$137,177	$138,846
Interest-bearing deposits	790,273	805,367

Total deposits	927,450	944,213
Borrowings	224,636	201,929
Accrued interest payable	4,129	3,903
Other liabilities	14,529	15,902
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	25,774

Total liabilities	1,196,518	1,191,721

Shareholders’ equity
Preferred stock (par value $25.00) 1,000,000 shares authorized, none issued.	—	—
Common stock (par value $1.00) 10,000,000 shares authorized, 4,904,672 and 4,889,297 shares issued; and 4,639,160 and 4,710,885 shares outstanding, respectively	4,905	4,889
Surplus	41,025	38,847
Undivided profits	78,114	75,844
Accumulated other comprehensive income	647	1,205
Directors’ stock-based deferred compensation plan: 80,867 shares	(1,992)	—
Treasury stock, at cost: 265,512 and 178,412 shares, respectively	(7,457)	(5,225)

Total shareholders’ equity	115,242	115,560

Total liabilities & shareholders’ equity	$1,311,760	$1,307,281

The accompanying notes are an integral part of the consolidated financial statements.

3

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$13,682	$14,662	$27,836	$29,223
Federal funds sold and interest bearing deposits	43	—	89	3
Securities	3,255	2,987	6,606	5,800

Total interest income	16,980	17,649	34,531	35,026

Interest expense:
Deposits:
Savings accounts	112	114	218	224
Money market accounts	1,130	1,587	2,516	3,140
Time accounts	3,896	5,106	8,550	9,989
NOW accounts	173	230	387	413

Total deposits	5,311	7,037	11,671	13,766
Borrowings:
Repurchase agreements	374	717	864	1,411
FHLB advances	1,451	1,353	2,962	2,740
Mortgagors’ escrow funds	11	6	19	9
Junior subordinated obligations issued to unconsolidated subsidiary trusts	326	487	741	970

Total interest expense	7,473	9,600	16,257	18,896

Net interest income	9,507	8,049	18,274	16,130
Provision for credit losses	1,311	700	2,677	1,450

Net interest income after provision for credit losses	8,196	7,349	15,597	14,680

Non-interest income:
Investment management income	2,250	2,281	4,538	4,498
Service charges on deposit accounts	1,257	1,288	2,490	2,540
Card-related fees	543	489	1,045	935
Insurance agency income	482	459	820	856
Income from bank-owned life insurance	204	157	363	313
Gain on the sale of loans	136	39	162	83
Gain on sale of securities available-for-sale	—	—	137	—
Rental income from operating leases	68	50	134	126
Other non-interest income	347	373	784	804

Total non-interest income	5,287	5,136	10,473	10,155

Non-interest expense:
Salaries and employee benefits	4,912	4,563	9,917	8,997
Occupancy and equipment expense	1,674	1,705	3,397	3,527
Communication expense	204	217	402	409
Stationery and supplies expense	129	166	237	294
Marketing expense	278	426	569	716
Amortization of intangible assets	415	435	823	884
Professional fees	621	727	1,362	1,427
Other non-interest expense	1,397	1,302	2,718	2,538

Total non-interest expense	9,630	9,541	19,425	18,792

Income before income tax expense	3,853	2,944	6,645	6,043
Income tax expense	966	671	1,682	1,416

Net income	$2,887	$2,273	$4,963	$4,627

Net income per common share
Basic earnings per share	$0.63	$0.48	$1.09	$0.98
Diluted earnings per share	$0.63	$0.48	$1.07	$0.97
Cash dividends declared per share	$0.24	$0.22	$0.48	$0.44

The accompanying notes are an integral part of the consolidated financial statements.

4

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands)

	Issued and Outstanding Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive (Loss)/Income	Directors Stock-based Compensation Plan	Treasury Stock	Total
Balance at December 31, 2006	4,800,512	$4,895	$38,986	$70,658	$(2,122)	$—	$(2,911)	$109,506
Comprehensive income
Net income	—	—	—	4,627	—	—	—	4,627
Other comprehensive income, net of taxes:
Change in unrealized gain in available-for-sale securities, net of reclassification adjustment	—	—	—	—	(1,155)	—	—	(1,155)
Change in accumulated unrealized losses and prior service costs for pension and post-retirement benefits		—	—	—	108	—	—	108
Comprehensive income	—	—	—	4,627	(1,047)	—	—	3,580
Issuance of restricted stock	16,950	17	(17)	—	—	—	—	—
Forfeiture of restricted stock	(10,150)	(10)	(80)	—	—	—	—	(90)
Amortization of restricted stock	—	—	167	—	—	—	—	167
Tax benefit of restricted stock plan	—	—	13	—	—	—	—	13
Stock options exercised	8,027	8	170	—	—	—	—	178
Tax benefit of stock-based compensation	—	—	48	—	—	—	—	48
Cash dividend, $.44 per share	—	—	—	(2,104)	—	—	—	(2,104)
Treasury stock purchased	(31,830)	—	—	—	—	—	(982)	(982)

Balance at June 30, 2007	4,783,509	$4,910	$39,287	$73,181	$(3,169)	$—	$(3,893)	$110,316

Balance at December 31, 2007	4,710,885	$4,889	$38,847	$75,844	$1,205	$—	$(5,225)	$115,560
Comprehensive income
Net income	—	—	—	4,963	—	—	—	4,963
Other comprehensive income, net of taxes:
Change in unrealized gain in available-for-sale securities (net of tax)	—	—	—	—	(584)	—	—	(584)
Change in accumulated unrealized losses and prior service costs for pension and post-retirement benefits	—	—	—	—	(1)	—	—	(1)
Comprehensive income	—	—	—	4,963	(585)	—	—	4,378
Cumulative effect of change in pension measurement date	—	—	—	—	27	—	—	27
Cumulative effect of change in accounting for adoption of EITF 06-4	—	—	—	(462)	—	—	—	(462)
Issuance of restricted stock	15,500	16	(16)	—	—	—	—	—
Forfeiture of restricted stock	(125)	—	(2)	—	—	—	—	(2)
Amortization of restricted stock	—	—	185	—	—	—	—	185
Tax benefit of restricted stock plan	—	—	17	—	—	—	—	17
Tax benefit of stock-based compensation	—	—	2	—	—	—	—	2
Cash dividend, $0.48 per share	—	—	—	(2,231)	—	—	—	(2,231)
Directors’ deferred stock plan stock purchases	—	—	1,992	—	—	(1,992)	—	—
Treasury stock purchased	(87,100)	—	—	—	—	—	(2,232)	(2,232)

Balance at June 30, 2008	4,639,160	$4,905	$41,025	$78,114	$647	$(1,992)	$(7,457)	$115,242

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Six months ended June 30,
	2008	2007
	(In thousands
Operating Activities:
Net Income	$4,963	$4,627

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,677	1,450
Depreciation expense	1,265	1,304
Increase in surrender value of life insurance	(363)	(313)
Benefit for deferred income taxes	—	(85)
Amortization (accretion) of investment security discounts and premiums, net	127	(75)
Net gain on sale of securities available-for-sale	(137)	—
Net loss on sale of premises and equipment	2	9
Proceeds from the sale of loans and leases held-for-sale	21,720	5,920
Origination of loans held-for-sale	(8,543)	(5,837)
Gain on sale of loans held-for-sale	(42)	(29)
Write-down of leases transferred to held-for-sale	160	—
Gain on sale of assets held-for-sale	(99)	—
Gain on foreclosed real estate	(30)	—
Amortization of capitalized servicing rights	142	146
Amortization of intangible assets	823	884
Restricted stock expense	185	77
Change in other assets and liabilities	2,375	(1,009)

Net cash provided by operating activities	25,225	7,069

Lending and Investing Activities:
Proceeds from maturities, redemptions, calls and principal repayments of investment securities available-for-sale	59,494	42,705
Proceeds from sales of investment securities available-for-sale	6,299	—
Purchase of investment securities available-for-sale	(63,410)	(38,503)
Purchase of FHLB and FRB stock	(10,068)	(14,191)
Redemption of FHLB stock	8,545	12,943
Net increase in loans and leases	(20,283)	(5,328)
Purchases of premises and equipment	(919)	(809)
Proceeds from the sale of premises and equipment	25	337
Proceeds from disposition of foreclosed assets	291	—
Proceeds from assets held-for-sale	176	—
Purchase of bank-owned life insurance	(7,000)	—

Net cash used in lending and investing activities	(26,850)	(2,846)

Deposit and Financing Activities:
Net increase (decrease) in demand deposits, NOW and savings accounts	20,304	(4,689)
Net decrease in time deposits	(37,067)	(1,615)
Net decrease in short-term borrowings	(12,293)	(3,341)
Proceeds from long-term borrowings	50,000	20,000
Payments on long-term borrowings	(15,000)	(10,000)
Proceeds from the exercise of stock options	—	178
Treasury stock purchased	(2,232)	(982)
Tax benefit of stock-based compensation	17	61
Purchase of shares for directors’ deferred stock-based plan	(1,992)	—
Cash dividends	(2,252)	(2,109)

Net cash provided by deposit and financing activities	(515)	(2,497)

Net (decrease) increase in cash and cash equivalents	(2,140)	1,726
Cash and cash equivalents at beginning of period	30,704	27,398

Cash and cash equivalents at end of period	$28,564	$29,124

Supplemental Disclosures of Cash Flow Information:
Interest received during the period	$34,655	$35,098
Interest paid during the period	16,031	18,581
Income taxes	273	928
Non-cash investing activities:
Change in unrealized gain/loss on available-for-sale securities	(952)	(1,848)
Transfer of leases to held-for-sale	10,819	—
Transfer of loans to other real estate and repossessed assets	240	66
Non-cash financing activities:
Dividend declared and unpaid	1,114	1,052

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A.	Basis of Presentation

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

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three and six months ended June 30, 2008 and 2007.

B.	Earnings Per Share

Basic and diluted net income per common share calculations are as follows:

	For three months ended June 30,		For six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share amounts)
Basic:
Net Income	$2,887	$2,273	$4,963	$4,627

Average common shares outstanding	4,556,157	4,709,334	4,567,092	4,716,944
Net income per common share – basic	$0.63	$0.48	$1.09	$0.98

Diluted:
Net income	$2,887	$2,273	$4,963	$4,627

Average common shares outstanding	4,556,157	4,709,334	4,567,092	4,716,944
Incremental shares from assumed conversion of stock options and restricted stock	57,569	61,757	57,768	68,501

Average common shares outstanding – diluted	4,613,726	4,771,091	4,624,860	4,785,445
Net income per common share – diluted	$0.63	$0.48	$1.07	$0.97

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share give the effect to weighted average shares which would be outstanding assuming the exercise of options and vesting of restricted stock using the treasury stock method. For the three and six months ended June 30, 2008, 66,055 and 1,000, respectively, anti-dilutive stock options were excluded from the diluted weighted average common share calculations.

C.	Allowance for Credit Losses

The allowance for credit losses represents management’s best estimate of probable credit losses in the Company’s loan portfolio. Management’s quarterly evaluation of the allowance for credit losses is a comprehensive analysis that builds a total reserve by evaluating the risks within each loan and lease type, or pool, of similar loans and leases. The Company uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates a reserve for each pool based on the average loss rate for the time period that includes the current year and two full prior years. The average loss rate is adjusted to reflect the expected impact that current trends regarding loan growth, delinquency, losses, economic conditions, loan concentrations, policy changes, experience and ability of lending personnel, and current interest rates are likely to have. For commercial loan and lease pools, the Company establishes a specific reserve allocation for all loans and leases classified as being impaired in excess of $150,000,

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

which have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. For all other commercial loans and leases, the Company uses the general allocation methodology that establishes a reserve for each risk-rating category. The general allocation methodology for commercial loans and leases considers the same factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management’s best estimate of the probable loan and lease losses in the Company’s loan and lease portfolio.

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

Loans are charged off when they are considered a loss regardless of the delinquency status. From a delinquency standpoint, the policy of the Company is to charge off loans when they are 120 days past due unless extenuating circumstances are documented that attest to the ability to collect the loan. Special circumstances to include fraudulent loans and loans in bankruptcy will be charged off no later than 90 days of discovery or within 120 days delinquent, whichever is shorter. In lieu of charging off the entire loan balance, loans with collateral may be written down to the value of the collateral, less cost to sell, if foreclosure or repossession of collateral is assured and is in process.

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The components of the plan’s net periodic cost for the periods indicated are as follows:

	Pension
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)
Interest cost	$64	$60	$128	$120
Expected return on assets	(108)	(100)	(216)	(200)

Net periodic pension benefit	$(44)	$(40)	$(88)	$(80)

	Post-retirement
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)
Service cost	$—	$44	$—	$88
Interest cost	60	86	120	173
Amortization of unrecognized prior service cost (benefit)	(11)	16	(22)	31

Net periodic post-retirement cost	$49	$146	$98	$292

E.	Fair Value Measurements

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

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

Securities available-for-sale are measured at fair value on a recurring basis. At June 30, 2008, $1.0 million and $279.4 million were measured using Level 1 and Level 2 inputs, respectively within the fair value hierarchy.

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

The following discussion presents material changes in the Company’s results of operations and financial condition during the three and six months ended June 30, 2008, which are not otherwise apparent from the consolidated financial statements included in this report.

This discussion and analysis contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

•	an increase in competitive pressures in the banking industry;

•	changes in the interest rate environment that reduce margins;

•	changes in the regulatory environment;

•	general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in credit market conditions;

•	changes in the securities markets;

•	changes in technology used in the banking business;

•	our ability to maintain and increase market share and control expenses;

•	the possibility that the Company’s investment management business will fail to perform as currently anticipated;

•	changes in key management personnel may adversely impact our operations; and

•	other factors detailed from time to time in the Company’s Securities and Exchange Commission filings

Operating results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2008 and 2007

General

Net income was $2.9 million, or $0.63 per diluted share in the second quarter of 2008, an increase of $614,000, or 27.0% compared to net income of $2.3 million or $0.48 per diluted share for the same period in 2007. The return on average assets and return on average shareholders’ equity were 0.87% and 9.93%, respectively, for the three months ended June 30, 2008, compared with 0.71% and 8.22%, respectively, for the second quarter of 2007.

Net income was $5.0 million or $1.07 per diluted share for the six months ended June 30, 2008, an increase of $336,000 or 7.3 % compared with $4.6 million or $0.97 per diluted share for the six months ended June 30, 2007. The return on average assets and return on average shareholders’ equity were 0.75% and 8.54%, respectively, for the six months ended June 30, 2008, compared with 0.73% and 8.40%, respectively, for the same period in 2007.

The changes in net income and earnings per share in the three months and six months ended June 30, 2008 reflect higher net interest income which offset higher credit costs, and tight control of expenses.

Net Interest Income

Net interest income totaled $9.5 million in the three months ended June 30, 2008, an increase of $1.5 million compared with the second quarter of 2007. Interest income decreased $669,000 or 3.8% in the second quarter of 2008 compared with the year-ago quarter, and interest expense decreased $2.1 million or 22.2%.

The Company’s tax-equivalent net interest margin increased 38 basis points in the second quarter compared with the year-ago quarter, and was up 24 basis points compared with the first quarter of 2008. The net interest margin on a tax-equivalent basis was 3.39% in the second quarter of 2008, compared with 3.01% in the second quarter of 2007 and 3.15% in the first quarter of 2008. The increase in the Company’s net interest margin was the result of a decrease in the Company’s cost of funds by 96 basis points in the second quarter compared with the year-ago quarter, which was partly offset by a decrease in the tax-equivalent earning asset yield of 46 basis points over the same period.

Average interest-earning assets increased $44.9 million in the second quarter compared with the year-ago period, due primarily to growth in the securities and residential mortgage portfolios. Loans and leases comprised 75.4% of average interest-earning assets in the second quarter, compared with 77.0% in the second quarter of 2007. The slightly lower proportion of earning assets in loans and leases, combined with general downward repricing of the Company’s earning-assets as a result of lower short-term interest rates, contributed to a decrease in the Company’s tax-equivalent earning asset yield to 5.89% in 2008, compared with 6.35% in the year-ago quarter and 6.12% in the first quarter of 2008. The yield on consumer loans has been most affected by the drop in short-term interest rates. Home equity lines of credit comprised approximately $55.6 million or 62% of the average consumer loan portfolio in the second quarter. The rates on these accounts, which are indexed to the prime rate and adjust monthly, have decreased 300 basis points since the fourth quarter of 2007 due to the drop in the federal funds rate during this period.

The Company’s cost of funds was 2.82% in the second quarter, compared with 3.78% in the year-ago quarter and 3.35% in the first quarter of 2008. The Company’s wholesale funding costs have dropped considerably in the second quarter due to lower market interest rates. The Company has also been actively managing its deposit costs by lowering offering rates on most demand, money market and time account products. As a result of these deposit pricing strategies and lower market interest rates, the Company has significantly reduced its deposit costs in the second quarter of 2008 compared with the year-ago quarter, including a 76 basis point reduction in time deposit yields and a 122 basis point reduction in the yield on money market accounts.

The growth in average interest-earning assets was funded by higher interest-bearing demand and money market accounts and borrowings. Average time accounts decreased $38.9 million compared with the second quarter of 2007 and comprised 37.3% of total average interest-bearing liabilities in the second quarter, compared with 42.6% in the year-ago quarter. Much of the decrease in time deposits occurred in the first quarter of 2008, as retention of maturing retail time deposits in the first quarter was lower than the first quarter of 2007 due in large part to the significant difference between the rates on accounts which matured or repriced during this period and the Company’s current offering rates. During the first quarter, the net decrease in retail time deposits (excluding brokered time deposits) totaled $31.7 million, or 30.0% of total balances that matured, and were comprised in large part of rate-sensitive customers who typically had few other relationships with the bank. Approximately $105.9 million of retail time accounts matured or repriced in the first quarter of 2008 at an average rate of 4.59%. By way of comparison, the Company’s weekly average offering rate on its one year time account was 2.98% in the first quarter of 2008.

The Company expanded its utilization of longer term wholesale funding (brokered time accounts and borrowings) in the first quarter of 2008 as a cost-effective alternative to short term rate sensitive retail time accounts. As a result, average brokered time accounts represented 26.5% of average time accounts in the second quarter of 2008, compared with 17.6% in the second quarter of 2007. Together, brokered time deposits and borrowings totaled 30.5% of total interest-bearing liabilities in the second quarter of 2008, compared with 25.0% in the year-ago period.

The retention rates for the Company’s time accounts have returned to more normal levels in the second quarter. Approximately $62.4 million of retail time accounts matured or repriced in the second quarter of 2008, at an average rate of 4.14%. During the second quarter, the net decrease in retail time deposits (excluding brokered time deposits) totaled $11.6, or 18.6% of total balances that matured. The Company’s weekly average offering rate on its one year time account was 2.23% in the second quarter of 2008.

Net interest income for the six months ended June 30, 2008 totaled $18.3 million, an increase of 13.3% compared with $16.1 million in the year-ago period. Average earning assets increased $43.6 million in the first half of 2008 compared with the year-ago period. The tax-equivalent net interest margin was 3.27% in the first half of 2008, compared with 3.02% in the first half of 2007. A decrease of 32 basis points in the Company’s tax-equivalent earning assets yield in the first half of 2008 compared with the same period in 2007 was offset by a 65 basis point decrease in its cost of funds over the same period.

Changes in net interest income and net interest margin for the first half of 2008 compared with the same period in 2007 were driven largely by the same factors in the analysis of the second quarter of 2008 to the second quarter of 2007 discussed above.

The magnitude of increase in our net interest margin is expected to slow considerably in the third quarter. The opportunity for continued improvement in our net interest margin will be significantly impacted by a number of factors, including the amount and composition of earning assets, competition for deposits, the Company’s liquidity position and the fluctuation of market interest rates.

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

	For the three months ended June 30,
	2008			2007
	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$6,829	$43	2.52%	$—	$—	—%
Taxable investment securities	186,937	2,159	4.62%	170,497	1,906	4.47%
Nontaxable investment securities	88,663	1,371	6.19%	85,282	1,344	6.30%
FHLB and FRB stock	10,847	191	7.04%	8,783	193	8.79%
Real estate loans(1)	289,101	4,241	5.87%	259,751	3,874	5.97%
Commercial loans	211,766	3,590	6.78%	212,776	4,265	8.02%
Nontaxable commercial loans	8,327	138	6.62%	8,692	155	7.11%
Taxable leases (net of unearned discount) (1)	106,864	1,678	6.28%	111,526	1,964	7.04%
Nontaxable leases (net of unearned discount)	17,831	262	5.88%	20,210	297	5.88%
Indirect auto loans	177,112	2,482	5.61%	180,782	2,445	5.41%
Consumer loans	89,979	1,428	6.35%	91,093	1,816	7.97%

Total Interest-earning assets	$1,194,256	$17,583	5.89%	$1,149,392	$18,259	6.35%

Non-interest earning assets:
Other Assets	134,353			132,813
Less: Allowance for credit losses	(8,387)			(7,512)
Net unrealized gains (losses) on securities available-for-sale	3,444			(1,863)

Total Assets	$1,323,666			$1,272,830

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$106,487	$173	0.65%	$95,575	$230	0.96%
Savings deposits	85,446	112	0.52%	85,437	114	0.53%
MMDA deposits	228,124	1,130	1.98%	198,490	1,587	3.20%
Time deposits	394,558	3,896	3.95%	433,410	5,106	4.71%
Borrowings	218,258	1,836	3.36%	177,521	2,076	4.68%
Junior subordinated obligations issued to unconsolidated trusts	25,774	326	5.06%	25,774	487	7.56%

Total interest-bearing liabilities	$1,058,647	$7,473	2.82%	$1,016,207	$9,600	3.78%

Non-interest bearing liabilities:
Demand deposits	131,689			125,239
Other liabilities	17,058			20,708
Shareholders’ equity	116,272			110,676

Total liabilities and shareholders’ equity	$1,323,666			$1,272,830

Net interest income (tax equivalent)		$10,110			$8,659

Net interest margin (tax equivalent)			3.39%			3.01%
Net interest rate spread			3.07%			2.57%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		$603			$610

(1)	Includes loans and leases held-for-sale

	For the six months ended June 30,
	2008			2007
	Average Balance	Interest Earned / Paid	Yield Rate	Average Balance	Interest Earned /Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$6,950	$89	2.59%	$141	$3	4.26%
Taxable investment securities	188,221	4,437	4.71%	169,828	3,736	4.40%
Nontaxable investment securities	87,841	2,700	6.15%	85,507	2,661	6.22%
FHLB and FRB Stock	10,602	387	7.30%	8,488	307	7.23%
Real estate loans(1)	283,852	8,411	5.93%	257,588	7,735	6.01%
Commercial loans	210,989	7,404	7.02%	213,037	8,474	7.96%
Nontaxable commercial loans	8,277	279	6.74%	8,644	306	7.08%
Taxable leases (net of unearned discount) (1)	109,316	3,488	6.38%	111,058	3,943	7.10%
Nontaxable leases (net of unearned discount)	17,917	527	5.89%	20,380	597	5.86%
Indirect loans	175,567	4,976	5.67%	181,214	4,852	5.35%
Consumer loans	90,835	3,024	6.66%	90,892	3,624	7.97%

Total interest-earning assets	$1,190,367	$35,722	6.00%	$1,146,777	$36,238	6.32%

Non-interest earning assets:
Other assets	131,921			130,840
Less: Allowance for loan and lease losses	(8,530)			(7,333)
Net unrealized losses on securities available-for-sale	3,512			(1,937)

Total assets	$1,317,270			$1,268,347

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$106,723	$387	0.73%	$96,027	$413	0.86%
Savings deposits	83,648	218	0.52%	85,130	224	0.53%
MMDA deposits	219,480	2,516	2.29%	199,491	3,140	3.15%
Time deposits	404,176	8,550	4.23%	429,097	9,989	4.60%
Borrowings	214,248	3,845	3.59%	178,835	4,160	4.65%
Junior subordinated obligations issued to unconsolidated trusts	25,774	741	5.75%	25,774	970	7.53%

Total interest-bearing liabilities	$1,054,049	$16,257	3.08%	$1,014,354	$18,896	3.73%

Non-interest bearing liabilities:
Demand deposits	128,971			124,738
Other liabilities	18,068			19,047
Shareholders’ equity	116,182			110,208

Total liabilities and shareholders’ equity	$1,317,270			$1,268,347

Net interest income (tax equivalent)		$19,465			$17,342

Net interest margin (tax equivalent)			3.27%			3.02%
Net interest rate spread			2.92%			2.59%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		$1,191			$1,212

(1)	Includes loans and leases held-for-sale

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

	For the three months ended June 30, 2008 compared to June 30, 2007 Increase/(Decrease) Due To			For the six months ended June 30, 2008 compared to June 30, 2007 Increase/(Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Federal funds sold	$43	$—	$43	$91	$(5)	$86
Taxable investment securities	188	65	253	422	279	701
Non-taxable investment securities	155	(128)	27	117	(78)	39
FHLB and FRB stock	165	(167)	(2)	77	3	80
Real estate loans	764	(397)	367	960	(284)	676
Commercial loans	(20)	(655)	(675)	(81)	(989)	(1,070)
Non-taxable commercial loans	(7)	(10)	(17)	(13)	(14)	(27)
Taxable leases (net of unearned income)	(80)	(206)	(286)	(61)	(394)	(455)
Non-taxable leases (net of unearned income)	(36)	1	(35)	(78)	8	(70)
Indirect loans	(241)	278	37	(352)	476	124
Consumer loans	(22)	(366)	(388)	(2)	(598)	(600)

Total interest-earning assets	909	(1,585)	(676)	1,080	(1,596)	(516)

Interest-bearing demand deposits	141	(198)	(57)	97	(123)	(26)
Savings deposits	—	(2)	(2)	(4)	(2)	(6)
MMDA deposits	1,232	(1,689)	(457)	751	(1,375)	(624)
Time deposits	(431)	(779)	(1,210)	(560)	(879)	(1,439)
Borrowings	1,992	(2,232)	(240)	1,618	(1,931)	(313)
Junior subordinated obligations issued to unconsolidated subsidiary trusts	—	(161)	(161)	—	(231)	(231)

Total interest-bearing liabilities	2,934	(5,061)	(2,127)	1,902	(4,541)	(2,639)

Net interest income tax equivalent	$(2,025)	$3,476	$1,451	$(822)	$2,945	$2,123

Asset Quality and the Allowance for Credit Losses

Loans and leases past due 30 days or more, which generally includes nonperforming and potential problem loans, totaled $11.3 million or 1.26% of total loans and leases at June 30, 2008, compared with $10.9 million or 1.24% at March 31, 2008 and $16.4 million or 1.84% at December 31, 2007. The Company’s delinquencies at June 30, 2008 are not concentrated in any one segment of the loan and lease portfolio. Commercial loans and residential mortgages, the two largest segments of our loan and lease portfolio, comprised the largest portion of total delinquencies at 44.0% and 32.7%, respectively, of total delinquencies.

The following table represents information concerning the aggregate amount of non-performing assets:

	June 30, 2008	March 31, 2008	December 31, 2007
	(In thousands)
Non-accruing loans and leases:
Residential real estate loans	$1,221	$1,143	$1,118
Commercial loans	2,525	2,568	4,988
Leases	1,654	524	320
Indirect loans	115	59	83
Other consumer loans	261	157	158

Total non-accruing loans and leases	5,776	4,451	6,667
Accruing loans and leases delinquent 90 days or more	52	180	39

Total non-performing loans and leases	5,828	4,631	6,706
Other real estate and repossessed assets	138	158	229

Total non-performing assets	$5,966	$4,789	$6,935

Nonperforming loans and leases increased $1.2 million or 25.8% in the second quarter to $5.8 million or 0.65% of total loans and leases at June 30, 2008, compared with $4.6 million or 0.52% at March 31, 2008 and $6.7 million or 0.75% of total loans and leases at December 31, 2007. The largest single nonperforming relationship is a $1.5 million commercial lease that was less than 30 days delinquent at June 30, 2008. Subsequent to quarter end, the commercial lease became past due for two payments and was placed in non-accrual status effective June 30, 2008. The Company’s earnings release for the second quarter dated July 15, 2008 reported the amount of nonperforming assets as $4.3 million at the end of the second quarter as the information that led to the decision to place the lease in non-accrual status became available after the earnings release date. Placing the lease in non-accrual status as of June 30, 2008 had no impact on the provision for credit losses and did not change the Company’s assessment of the adequacy of the allowance for credit losses at June 30, 2008. The next largest single nonperforming loan at the end of the second quarter is a commercial credit that was written down in the first quarter of 2008 to its estimated collectible amount of $600,000. The decrease in nonperforming loans and leases compared with December 31, 2007 resulted largely from a $2.4 million decrease in nonperforming commercial loans during the first quarter of 2008, partly offset by the $1.5 million commercial lease mentioned above. The decrease in the first quarter resulted primarily from principal paydowns, collateral liquidation and charge-offs with respect to the two largest nonperforming loans at that time.

As a recurring part of its portfolio management program, the Company has identified approximately $8.0 million in potential problem loans at June 30, 2008, as compared to $9.8 million at March 31, 2008 and $5.4 million at December 31, 2007. The average balance of potential problem loans was $259,000 at June 30, 2008 compared with $289,000 and $208,000 at March 31, 2008 and December 31, 2007, respectively. Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as “substandard.” At June 30, 2008, potential problem loans primarily consisted of commercial real estate and commercial loans. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

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

The Bank’s policy is to place a loan or lease on non-accrual status and recognize income on a cash basis when a loan or lease is more than 90 days past due, unless in the opinion of management, the loan or lease is well secured and in the process of collection. The Bank considers a loan or lease impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on fair value of the collateral. As of June 30, 2008, there was $1.6 million in impaired loans for which $522,000 in related allowance for credit losses was allocated. As of March 31, 2008 and December 31, 2007, there were $2.0 million and $4.2 million respectively in impaired loans for which $804,000 and $1.3 million in related allowance for credit losses was allocated.

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

The following table summarizes changes in the allowance for credit losses arising from loans and leases charged off, recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)
Allowance for credit losses, beginning of period	$8,184	$7,333	$8,426	$7,029
Loans and leases charged-off	(1,076)	(818)	(2,957)	(1,453)
Recoveries of loans and leases previously charged-off	232	323	505	512

Net loans and leases charged-off	(844)	(495)	(2,452)	(941)

Provision for credit losses	1,311	700	2,677	1,450

Allowance for credit losses, end of period	$8,651	$7,538	$8,651	$7,538

The provision for credit losses was $1.3 million and $2.7 million in the quarter and six months ended June 30, 2008, respectively, compared with $700,000 and $1.5 million in the year-ago periods, respectively. Net charge-offs were $844,000 and $2.5 million in the three months and six months ended June 30, 2008, respectively, compared with $495,000 and $941,000 in the year-ago periods, respectively. The increase in net charge-offs in 2008 was due largely to comprehensive liquidation strategies implemented in the first quarter on the two largest non-performing commercial relationships at that time, which resulted in charge-offs of $1.2 million or 65% of the first quarter’s total gross charge-offs. The increased level of provisions in 2008 is a reflection of marginally higher levels of loan delinquencies and increases in charge-offs and levels of classified loans in 2008, and management’s assessment of the potential impact on the Company’s portfolio of macroeconomic factors and credit market conditions affecting the financial sector generally. The Company has no direct exposure to the various types of high risk residential mortgages currently impacting the financial sector. The provision for credit losses as a percentage of net charge-offs was 155.3% and 109.2%, respectively, in the quarter and six months ended June 30, 2008, compared with 141.4% and 154.1%, respectively, in the year-ago periods.

The following table presents certain asset quality ratios for the periods indicated:

	For three months ended June 30,		For six months ended June 30,
	2008	2007	2008	2007
Net loans and leases charged-off to average loans and leases, annualized	0.37%	0.22%	0.55%	0.21%
Provision for credit losses to average loans and leases, annualized	0.58%	0.32%	0.60%	0.33%
Allowance for credit losses to period-end loans and leases	0.96%	0.85%	0.96%	0.85%
Allowance for credit losses to non-performing loans and leases	148.4%	139.3%	199.2%	139.3%
Non-performing loans and leases to period-end loans and leases	0.65%	0.61%	0.48%	0.61%
Non-performing assets to period-end assets	0.45%	0.43%	0.34%	0.43%

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated, dollars in thousands:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Investment management income	$2,250	$2,281	$(31)	(1.4)%	$4,538	$4,498	$40	0.9%
Service charges on deposit accounts	1,257	1,288	(31)	(2.4)%	2,490	2,540	(50)	(2.0)%
Card-related fees	543	489	54	11.0%	1,045	935	110	11.8%
Insurance agency income	482	459	23	5.0%	820	856	(36)	(4.2)%
Income from bank-owned life insurance	204	157	47	29.9%	363	313	50	16.0%
Gain on the sale of loans	136	39	97	248.7%	162	83	79	95.2%
Gain on sale of securities available-for-sale	—	—	—	—	137	—	137	100.0%
Rental income from operating leases	68	50	18	36.0%	134	126	8	6.3%
Other non-interest income	347	373	(26)	(7.0)%	784	804	(20)	(2.5)%

Total non-interest income	$5,287	$5,136	$151	2.9%	$10,473	$10,155	$318	3.1%

Non-interest income was $5.3 million in the second quarter of 2008, which was an increase of $151,000 or 2.9% from the second quarter of 2007. Non-interest income comprised 35.7% of total revenue in the second quarter of 2008 compared with 39.0% in the year-ago quarter and 36.3% in the first quarter of 2008. The decline in this ratio has been driven entirely by the increase in net interest income in 2008.

Non-interest income totaled $10.5 million in the first six months of 2008, which is an increase from $10.2 million in the year-ago period. Approximately half of the increase in the first half of 2008 compared with 2007 resulted from securities gains and non-recurring income recorded in the first quarter of 2008, with the balance of the increase resulting primarily from higher customer transaction fees.

Non-interest Expenses

The following table sets forth certain information on operating expenses for the periods indicated, dollars in thousands:

	For three months ended June 30,				For six months ended June 30,
			Change				Change
	2008	2007	$	%	2008	2007	$	%
Salaries and benefits	$4,912	$4,563	$349	7.6%	$9,917	$8,997	$920	10.2%
Building, occupancy, and equipment	1,674	1,705	(31)	(1.8)%	3,397	3,527	(130)	(3.7)%
Communication expense	204	217	(13)	(6.0)%	402	409	(7)	(1.7)%
Stationery and supplies	129	166	(37)	(22.3)%	237	294	(57)	(19.4)%
Marketing	278	426	(148)	(34.7)%	569	716	(147)	(20.5)%
Amortization of intangible assets	415	435	(20)	(4.6)%	823	884	(61)	(6.9)%
Professional fees	621	727	(106)	(14.6)%	1,362	1,427	(65)	(4.6)%
Other operating expenses	1,397	1,302	95	7.3%	2,718	2,538	180	7.1%

Total operating expenses	$9,630	$9,541	$89	0.9%	$19,425	$18,792	$633	3.4%

Non-interest expenses were $9.6 million in the quarter ended June 30, 2008, an increase of 0.9% compared to $9.5 million in the second quarter of 2007. Non-interest expenses decreased 1.7% from the first quarter of 2008.

Non-interest expenses were $19.4 million in the six months ended June 30, 2008, an increase of 3.4% compared with $18.8 million in the first half of 2007.

Salaries and benefits increased in the three months and six months ended June 30, 2008 compared with the year-ago periods due largely to normal salary increases and lower incentive-based compensation expense in 2007. Decreases in other expense categories were due largely to a heightened focus in 2008 on expense control.

The Company’s efficiency ratio improved to 65.1% in the second quarter of 2008, compared with 72.4% in the year-ago quarter and 71.1% in the first quarter of 2008. The Company’s efficiency ratio was 68.0% in the six months ended June 30, 2008, compared with 71.5% in the year-ago period.

Income Taxes

The Company’s effective tax rate was 25.1% and 25.3%, respectively, for the quarter and six months ended June 30, 2008, compared with 22.8% and 23.4%, respectively, in the year-ago periods. The increase in the effective tax rate in 2008 primarily reflects a decline in the percentage of non-taxable income to pre-tax income.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

General

Total assets were $1.3 billion at June 30, 2008, which increased slightly from December 31, 2007. Total loans and leases (net of unearned income) were $902.3 million at June 30, 2008, compared with $884.2 million and $895.5 million at March 31, 2008 and December 31, 2007, respectively.

Securities

The following table sets forth the amortized cost and fair value for the Company’s available-for-sale investment securities portfolio, dollars in thousands:

	June 30, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury obligations	$100	$101	$100	$101
Obligations of U.S. government-sponsored enterprises	33,738	33,938	60,902	60,942
Obligations of states and political subdivisions	88,749	89,630	87,028	88,580
Mortgage-backed securities	143,305	142,777	120,258	120,155
Other equity securities	2,958	2,943	2,934	2,935

Total	268,850	$269,389	271,222	$272,713

Net unrealized gains on available-for-sale securities	539		1,491

Total carrying value	$269,389		$272,713

Our securities available-for-sale portfolio is predominately comprised of investment grade mortgage-backed securities, securities issued by U.S. government sponsored enterprises and municipal securities. Our mortgage-backed securities portfolio is comprised of pass-through securities guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae, and does not include any securities backed by subprime or other high-risk mortgages. The decrease in unrealized gains on available-for-sale securities resulted primarily from changes in interest rates and credit market conditions during the period.

Loans and Leases

Total loans and leases (net of unearned income) were $898.6 million at June 30, 2008, compared with $892.3 million at December 31, 2007. Growth in the Company’s consumer lending businesses in the second quarter outpaced slight declines in commercial loans and leases.

Residential mortgages outstanding increased $20.5 million or 7.5% during the first six months of 2008 and totaled $294.0 million at June 30, 2008. Alliance has increased its share of the local residential mortgage market in part due to closures or consolidation among non-bank mortgage originators and a focused expansion of the Company’s origination team in Central New York. The Company originates only conventional residential mortgages in its local markets, and has no direct exposure to sub-prime, Alt-A, negative amortizing or other higher risk residential mortgages.

Leases (net of unearned income) decreased $12.4 million or 9.4% in 2008 due primarily to the sale of a portion of the Company’s equipment lease portfolio and a slowing of originations.

Indirect auto loans increased $4.7 million or 2.7% in the first six months of 2008. Applications received through the Company’s indirect lending program are subject to the same comprehensive underwriting criteria and procedures as its direct lending program. Approximately 85% of the indirect auto originations in 2008 were to borrowers with credit scores exceeding 700.

The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated, dollars in thousands:

	June 30, 2008	Percent	December 31, 2007	Percent
Residential real estate loans	$293,952	32.7%	$273,465	30.6%
Commercial loans	215,455	24.0%	217,136	24.4%
Leases (net of unearned income)	118,929	13.2%	131,300	14.7%
Indirect loans	180,791	20.1%	176,115	19.7%
Other consumer loans	89,504	10.0%	94,246	10.6%

Total loans & leases	$898,631	100.0%	$892,262	100.0%

Net deferred loan costs	3,674		3,271
Allowance for credit losses	(8,651)		(8,426)

Net loans and leases	$893,654		$887,107

Deposits

Total deposits were $927.5 million at June 30, 2008, a decrease of $16.8 million from December 31, 2007. Time accounts decreased $37.1 million or 8.8% due largely to a decrease in retail time accounts discussed previously in this Form 10-Q. The decrease in time accounts was partially offset by higher checking, savings and money market balances as a result of the Company’s business development focus and incentive-based programs focused on generating these lower cost transaction accounts. Also contributing to the increase in these accounts is the temporary movement of some matured time deposits due to the currently low rate environment.

The following table sets forth the composition of the Bank’s deposits by business line at the dates indicated, dollars in thousands:

	June 30, 2008					December 31, 2007
	Retail	Commercial	Municipal	Total	Percent	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$36,920	$97,168	$3,089	$137,177	14.8%	$35,288	$100,598	$2,960	$138,846	14.7%
Interest checking	82,191	10,783	16,416	109,390	11.8%	77,368	9,636	14,789	101,793	10.8%

Total checking	119,111	107,951	19,505	246,567	26.6%	112,656	110,234	17,749	240,639	25.5%

Savings	77,841	6,707	3,099	87,647	9.5%	73,111	6,498	1,545	81,154	8.6%
Money market	75,953	43,637	91,367	210,957	22.7%	70,684	43,565	88,825	203,074	21.5%
Time deposits	319,527	20,956	41,796	382,279	41.2%	352,760	22,897	43,689	419,346	44.4%

Total deposits	$592,432	$179,251	$155,767	$927,450	100.0%	$609,211	$183,194	$151,808	$944,213	100.0%

Liquidity

The Company’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, to take advantage of market interest rate opportunities, and to pay dividends to the company. Funding loan and lease requests, providing for liability outflows, and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee (“ALCO”) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes that, as of June 30, 2008, liquidity as measured by the Bank is in compliance with its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the six months ended June 30, 2008, cash and cash equivalents decreased by $2.1 million, as net cash used in investing and financing activities of $27.4 million exceeded net cash provided by operating activities of $25.2 million. Net cash used in investing activities primarily resulted from the net increase in loans of $20.3 million. The net cash used in financing activities principally reflects a $16.8 million decrease in deposits, cash dividends of $2.3 million, purchase of shares for the directors’ deferred stock-based plan of $2.0 million and treasury share purchases of $2.2 million in the six months ended June 30, 2008. The decreases were partially offset by a net increase in borrowings of $22.7 million. Net cash from operating activities was primarily provided by net income in the amount of $5.0 million and proceeds from sale of loans and leases held-for-sale of $21.6 million, partly reduced by originations of loans held-for-sale of $8.5 million.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of June 30, 2008, the Bank’s credit limit with the FHLB was $213.8 million. The total of the Bank’s outstanding borrowings from the FHLB on that date was $167.5 million.

Capital Resources

During the six months ended June 30, 2008, shareholders’ equity decreased $318,000. Net income of $5.0 million was offset by dividends declared totaling $2.2 million ($0.48 per share) and treasury stock purchased of $2.2 million. The Company continued its stock repurchase program in the first six months of 2008 with the purchase of 87,100 shares of its stock for average cost of the shares repurchased of $25.63 per share. In addition, accumulated other comprehensive income decreased $558,000 due to a decrease in unrealized gains on securities available-for-sale due primarily to changes in market conditions and interest rates. The securities available-for-sale portfolio is predominantly comprised of investment grade mortgage-backed securities, securities issued by U.S. government-sponsored enterprises and municipal securities. Our mortgage-backed securities portfolio is comprised of pass-through securities guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae and are backed by conventional residential mortgages. Our mortgage-based securities portfolio does not include any securities backed by sub-prime, Alt-A or other high-risk mortgages.

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

As of December 31, 2007, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. Management believes that, as of June 30, 2008, the Company and its subsidiary Bank met all capital adequacy requirements to which they were subject.

The following table compares the Company’s actual capital amounts and ratios with those needed to qualify for the “well capitalized” category, which is the highest capital category as defined in the regulations.

	Actual		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2008
Total Capital (to risk-weighted assets)	$103,504	11.71%	$88,389	≥10.00%
Tier I Capital (to risk-weighted assets)	94,812	10.73%	53,034	≥6.00%
Tier I Capital (to average assets)	94,812	7.41%	63,945	≥5.00%
As of December 31, 2007
Total Capital (to risk-weighted assets)	$102,311	11.59%	$88,262	≥10.00%
Tier I Capital (to risk-weighted assets)	93,885	10.64%	52,957	≥6.00%
Tier I Capital (to average assets)	93,885	7.53%	62,373	≥5.00%

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

The allowance for credit losses represents management’s estimate of probable credit losses in the loan and lease portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. Note C to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q describes the methodology used to determine the allowance for credit losses, and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in this report.

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

Other Information

The long-standing Oneida Indian litigation, in which the Oneida Indian nation seeks possession of land in Madison and Oneida Counties, is described in the Company’s Form 10-K for the fiscal year ended December 31, 2007. On May 21, 2007, the U.S. District Court issued a decision dismissing the possessory land claims. The Court’s decision has been appealed. Management continues to believe that this matter will be resolved without adversely affecting the Company.

New Accounting Pronouncements

The FAS issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 excludes certain leasing transactions accounted for under FASB Statement No. 13, “Accounting for Leases”, from the scope of Statement 157. FSP FAS 157-2 defers the effective date in FASB Statement No. 157, “Fair Value Measurements”, for one year (January 1, 2009 for the Company) for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact this will have on the Company’s current practice of measuring fair value for these assets and does not anticipate a material effect on the financial statements.

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

Qualitative Analysis. Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity rates. Interest rate risk is the primary market risk faced by the Company as other types of market risk do not arise in the normal course of our business activities.

The Asset Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The policies and guidelines established by ALCO are reviewed and approved by the Company’s Board of Directors. The primary tool used to assess our interest rate sensitivity is the income simulation model.

Quantitative Analysis. Net Interest Income is affected by changes in the absolute level of interest rates and by changes in the shape of the yield curve. The model requires management to make assumptions about how the Bank’s balance sheet is likely to evolve through time in different rate scenarios. The model assumes loan prepayment rates, reinvestment rates and deposit decay rates based on historical experiences and current conditions. These assumptions change based on the varying rate scenarios.

The following table sets forth the results of our net interest income simulation model as of June 30, 2008.

Change in Interest Rates (basis points)	Percent change in annual Net Interest Income
+200bp	(0.63)%
-100bp	(0.21)%

The modeled net interest income reflects a gradual increase/decrease in rates over 12 months from a flat rate scenario. The results of the income simulation show the change in net interest income that is well within the internal policy limit. The Bank’s guideline for risk management calls for preventative measures to be taken if simulation indicates net interest income would be adversely affected by more than 15%.

The net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of the period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Moreover, modeling changes require the making of assumptions set forth above that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Item 4.	Controls and Procedures

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2008, an evaluation was performed under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2008 were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)	The table below sets forth the information with respect to purchases made by the Company of our common stock during the quarter ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)
4/1/08 – 4/30/08	2,550	$26.04	2,550	12,400
5/1/08 – 5/31/08	2,700	$24.60	2,700	9,700
6/1/08 – 6/30/08	5,400	$23.65	5,400	4,300

Total	10,650	$24.47	10,650

(1)

On November 27, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 3% of the Company’s outstanding common stock, or approximately 143,500 shares, over a 12-month period. The preceding table provides information with respect to repurchases of the Company’s common stock in accordance with the repurchase plan during the second quarter ended June 30, 2008. The Company purchased the remaining 4,300 shares available under the plan in July 2008.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 13, 2008 (the “Meeting”).

At the Meeting, each of the following persons was elected as a Class I Director whose term will expire at the 2011 Annual Meeting of Shareholders:

Votes	For	Withheld	Non-votes
Donald S. Ames	3,937,192	54,444	659,874
John M. Endries	3,937,882	53,754	659,874
Margaret G. Ogden	3,893,787	97,849	659,874
Paul M. Solomon	3,928,192	63,444	659,874
John H. Watt, Jr.	3,927,335	64,301	659,874

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit
3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-62623) filed with the Commission on August 31, 1998, as amended

3.2

Amended and Restated Bylaws of the Company (incorporated herein by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K (File No. 0-15366) filed with the Commission on September 3, 2004)

4.1

Rights Agreement dated October 19, 2001 between Alliance Financial Corporation and American Stock Transfer & Trust Company, including the Certificate of Amendment to the company’s Certificate of Incorporation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference to exhibit 4.1 to the Company’s Form 8-A12G filed with the Commission on October 25, 2001)

10.1

Alliance Financial Corporation Director Retirement Plan dated March 11, 2008 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-15366) filed with the Commission on March 14, 2008)

10.2

Alliance Bank Executive Incentive Retirement Plan dated March 11, 2008 (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-15366) filed with the Commission on March 14, 2008)

10.3

Alliance Financial Corporation Stock-Based Deferral Plan dated March 11, 2008 (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-15366) filed with the Commission on March 14, 2008)

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

ALLIANCE FINANCIAL CORPORATION

DATE: August 11, 2008	/s/ Jack H. Webb
Jack H. Webb, Chairman of the Board, President and Chief Executive Officer

DATE: August 11, 2008	/s/ J. Daniel Mohr
J. Daniel Mohr, Treasurer and Chief Financial Officer