Form 10-Q
period 2008-09-30
ALLIANCE FINANCIAL CORP /NY/
filed 2008-11-10
CIK 796317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, on October 31, 2008 was 4,578,910 shares.

Alliance Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30, 2008	December 31, 2007
Assets
Cash and due from banks	$28,581	$30,704
Securities available-for-sale	290,248	272,713
Federal Home Loan Bank of New York (“FLHB”) and Federal Reserve Bank (“FRB”) stock	12,073	9,507
Loans and leases held-for-sale	131	3,163
Loans and leases, net of unearned income	916,030	895,533
Allowance for credit losses	8,875	8,426

Net loans and leases	907,155	887,107

Premises and equipment, net	20,703	21,560
Accrued interest receivable	5,074	4,501
Bank-owned life insurance	24,690	17,084
Assets held for sale	724	801
Goodwill	32,073	32,187
Intangible assets, net	11,916	13,183
Other assets	13,852	14,504

Total assets	$1,347,220	$1,307,014

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing deposits	$135,359	$138,691
Interest-bearing deposits	810,050	806,539

Total deposits	945,409	945,230
Borrowings	242,961	200,757
Accrued interest payable	2,843	3,903
Other liabilities	15,031	15,790
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	25,774

Total liabilities	1,232,018	1,191,454

Shareholders’ equity
Preferred stock (par value $25.00) 1,000,000 shares authorized, none issued.	—	—
Common stock (par value $1.00) 10,000,000 shares authorized, 4,904,672 and 4,889,297 shares issued; and 4,582,360 and 4,710,885 shares outstanding, respectively	4,905	4,889
Surplus	41,178	38,847
Undivided profits	79,946	75,844
Accumulated other comprehensive (loss) income	(130)	1,205
Directors’ stock-based deferred compensation plan: 83,053 shares	(2,041)	—
Treasury stock, at cost: 322,312 and 178,412 shares, respectively	(8,656)	(5,225)

Total shareholders’ equity	115,202	115,560

Total liabilities & shareholders’ equity	$1,347,220	$1,307,014

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$13,585	$15,057	$41,421	$44,280
Federal funds sold and interest bearing deposits	10	7	99	16
Securities	3,139	2,964	9,745	8,758

Total interest income	16,734	18,028	51,265	53,054

Interest expense:
Deposits:
Savings accounts	124	115	361	349
Money market accounts	1,099	1,533	3,615	4,673
Time accounts	3,480	5,355	12,030	15,343
NOW accounts	177	252	564	665

Total deposits	4,880	7,255	16,570	21,030
Borrowings:
Repurchase agreements	252	741	752	2,238
FHLB advances	1,698	1,331	5,024	3,985
Junior subordinated obligations issued to unconsolidated subsidiary trusts	325	495	1,066	1,465

Total interest expense	7,155	9,822	23,412	28,718

Net interest income	9,579	8,206	27,853	24,336
Provision for credit losses	849	1,140	3,526	2,590

Net interest income after provision for credit losses	8,730	7,066	24,327	21,746

Non-interest income:
Investment management income	2,179	2,335	6,717	6,834
Service charges on deposit accounts	1,379	1,382	3,869	3,924
Card-related fees	533	486	1,578	1,421
Insurance agency income	384	479	1,204	1,335
Income from bank-owned life insurance	243	160	606	473
Gain on the sale of loans	55	46	217	129
Gain on sale of securities available-for-sale	—	—	137	—
Other non-interest income	361	544	1,278	1,471

Total non-interest income	5,134	5,432	15,606	15,587

Non-interest expense:
Salaries and employee benefits	5,108	4,634	15,025	13,631
Occupancy and equipment expense	1,751	1,560	5,148	5,087
Communication expense	200	174	602	583
Office supplies and postage expense	310	325	861	908
Marketing expense	278	296	847	1,012
Amortization of intangible assets	411	435	1,234	1,319
Professional fees	602	670	1,964	2,097
Other non-interest expense	1,239	1,256	3,642	3,505

Total non-interest expense	9,899	9,350	29,323	28,142

Income before income tax expense	3,965	3,148	10,610	9,191
Income tax expense	955	738	2,637	2,154

Net income	$3,010	$2,410	$7,973	$7,037

Net income per common share
Basic earnings per share	$0.66	$0.51	$1.75	$1.49
Diluted earnings per share	$0.65	$0.51	$1.73	$1.47
Cash dividends declared per share	$0.26	$0.22	$0.74	$0.66

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands)

	Issued and Outstanding Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive (Loss)/Income	Directors Stock-based Compensation Plan	Treasury Stock	Total
Balance at December 31, 2006	4,800,512	$4,895	$38,986	$70,658	$(2,122)	$—	$(2,911)	$109,506
Comprehensive income
Net income	—	—	—	7,037	—	—	—	7,037
Other comprehensive income, net of taxes:
Change in unrealized loss in available-for-sale securities, net of reclassification adjustment	—	—	—	—	432	—	—	432
Change in accumulated unrealized losses and prior service costs for pension and post-retirement benefits	—	—	—	—	183	—	—	183

Comprehensive income	—	—	—	7,037	615	—	—	7,652
Issuance of restricted stock	16,950	17	(17)	—	—	—	—	—
Forfeiture of restricted stock	(10,150)	(10)	(80)	—	—	—	—	(90)
Amortization of restricted stock	—	—	248	—	—	—	—	248
Tax benefit of restricted stock plan	—	—	19	—	—	—	—	19
Stock options exercised	8,027	8	170	—	—	—	—	178
Tax benefit of stock-based compensation	—	—	60	—	—	—	—	60
Cash dividend, $.66 per share	—	—	—	(3,156)	—	—	—	(3,156)
Treasury stock purchased	(31,830)	—	—	—	—	—	(982)	(982)

Balance at September 30, 2007	4,783,509	$4,910	$39,386	$74,539	$(1,507)	$—	$(3,893)	$113,435

Balance at December 31, 2007	4,710,885	$4,889	$38,847	$75,844	$1,205	$—	$(5,225)	$115,560
Comprehensive income
Net income	—	—	—	7,973	—	—	—	7,973
Other comprehensive income, net of taxes:
Change in unrealized gain in available-for-sale securities (net of tax)	—	—	—	—	(1,331)	—	—	(1,331)
Change in accumulated unrealized losses and prior service costs for pension and post-retirement benefits	—	—	—	—	(4)	—	—	(4)

Comprehensive income	—	—	—	7,973	(1,335)	—	—	6,638
Cumulative effect of change in pension measurement date	—	—	—	27	—	—	—	27
Cumulative effect of change in accounting for adoption of EITF 06-4	—	—	—	(462)	—	—	—	(462)
Issuance of restricted stock	15,500	16	(16)	—	—	—	—	—
Forfeiture of restricted stock	(125)	—	(2)	—	—	—	—	(2)
Amortization of restricted stock	—	—	280	—	—	—	—	280
Tax benefit of restricted stock plan	—	—	26	—	—	—	—	26
Tax benefit of stock-based compensation	—	—	2	—	—	—	—	2
Cash dividend, $0.74 per share	—	—	—	(3,436)	—	—	—	(3,436)
Directors’ deferred stock plan stock purchases	—	—	2,041	—	—	(2,041)	—	—
Treasury stock purchased	(143,900)	—	—	—	—	—	(3,431)	(3,431)

Balance at September 30, 2008	4,582,360	$4,905	$41,178	$79,946	$(130)	$(2,041)	$(8,656)	$115,202

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Nine months ended September 30,
	2008	2007
Operating Activities:
Net Income	$7,973	$7,037

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,526	2,590
Depreciation expense	1,892	1,884
Increase in surrender value of life insurance	(606)	(473)
Provision (benefit) for deferred income taxes	704	(85)
Amortization (accretion) of investment security discounts and premiums, net	185	(211)
Net gain on sale of securities available-for-sale	(137)	—
Net loss on sale of premises and equipment	2	13
Proceeds from the sale of loans and leases held-for-sale	23,514	8,449
Origination of loans held-for-sale	(9,606)	(8,320)
Gain on sale of loans held-for-sale	(86)	(129)
Write-down of leases transferred to held-for-sale	160	—
Gain on sale of assets held-for-sale	(99)	—
Gain on foreclosed real estate	(30)	—
Amortization of capitalized servicing rights	207	221
Amortization of intangible assets	1,234	1,319
Restricted stock expense	280	158
Change in other assets and liabilities	(97)	(421)

Net cash provided by operating activities	29,016	12,032

Investing Activities:
Proceeds from maturities, redemptions, calls and principal repayments of investment securities available-for-sale	71,731	56,407
Proceeds from sales of investment securities available-for-sale	6,299	—
Purchase of investment securities available-for-sale	(97,739)	(69,156)
Purchase of FHLB and FRB stock	(16,696)	(20,471)
Redemption of FHLB stock	14,130	19,228
Net increase in loans and leases	(34,969)	(10,868)
Purchases of premises and equipment	(1,062)	(1,228)
Proceeds from the sale of premises and equipment	25	640
Proceeds from disposition of foreclosed assets	395	—
Proceeds from assets held-for-sale	176	107
Purchase of bank-owned life insurance	(7,000)	—

Net cash used in investing activities	(64,710)	(25,341)

Financing Activities:
Net increase in demand deposits, NOW and savings accounts	51,242	8,179
Net (decrease) increase in time deposits	(51,063)	293
Net increase in short-term borrowings	7,204	5,185
Proceeds from long-term borrowings	50,000	20,000
Payments on long-term borrowings	(15,000)	(15,700)
Proceeds from the exercise of stock options	—	178
Treasury stock purchased	(3,431)	(982)
Tax benefit of stock-based compensation	26	79
Purchase of shares for directors’ deferred stock-based plan	(2,041)	—
Cash dividends	(3,366)	(3,161)

Net cash provided by financing activities	33,571	14,071

Net (decrease) increase in cash and cash equivalents	(2,123)	762
Cash and cash equivalents at beginning of period	30,704	27,398

Cash and cash equivalents at end of period	$28,581	$28,160

Supplemental Disclosures of Cash Flow Information:
Interest received during the period	$50,692	$51,823
Interest paid during the period	24,471	27,929
Income taxes	921	1,056
Non-cash investing activities:
Change in unrealized gain/loss on available-for-sale securities	(2,126)	741
Transfer of leases to held-for-sale	10,819	—
Transfer of premises and equipment to assets held-for-sale	—	606
Transfer of loans to other real estate and repossessed assets	576	310
Non-cash financing activities:
Dividend declared and unpaid	1,205	1,052

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

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three and nine months ended September 30, 2008 and 2007.

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Allowance for Credit Losses

The allowance for credit losses represents management’s best estimate of probable incurred credit losses in the Company’s loan and lease portfolio. Management’s quarterly evaluation of the allowance for credit losses is a comprehensive analysis that builds a total allowance by evaluating the probable incurred losses within each loan and lease type, or pool, of similar loans and leases. The Company uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates an allowance for each pool based on the average loss rate for the time period that includes the current year and two full prior years. The average loss rate is adjusted to reflect the expected impact that current trends regarding loan growth, delinquency, losses, economic conditions, loan concentrations, policy changes, experience and ability of lending personnel, and current interest rates have. For commercial loan and lease pools, the Company establishes a specific allocation for all loans and leases classified as being impaired in excess of $250,000, which have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. For all other commercial loans and leases, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category. The general allocation methodology for commercial loans and leases considers the same factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management’s best estimate of the probable incurred credit losses in the Company’s loan and lease portfolio.

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

Loans are charged off when they are considered a loss regardless of the delinquency status. From a delinquency standpoint, the policy of the Company is to charge off loans when they are 120 days past due unless extenuating circumstances are documented that attest to the ability to collect the loan. Special circumstances to include fraudulent loans and loans in bankruptcy will be charged off no later than 90 days of discovery or 120 days delinquent, whichever is shorter. In lieu of charging off the entire loan balance, loans with collateral may be written down to the value of the collateral, less cost to sell, if foreclosure or repossession of collateral is assured and is in process.

2.	Securities

The amortized cost and estimated fair value of securities for the dates indicated (in thousands):

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Treasury obligations	$100	$1	$—	$101
Obligations of U.S. government-sponsored corporations	38,094	115	72	38,137
Obligations of states and political subdivisions	90,353	968	1,201	90,120
Mortgage-backed securities	159,378	725	1,156	158,947

Total debt securities	287,925	1,809	2,429	287,305
Stock Investments:
Equity securities	1,958	—	2	1,956
Mutual Funds	1,000	14	27	987

Total stock investments	2,958	14	29	2,943

Total available-for-sale	$290,883	$1,823	$2,458	$290,248

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Treasury obligations	$100	$1	$—	$101
Obligations of U.S. government-sponsored corporations	60,902	162	122	60,942
Obligations of states and political subdivisions	87,028	1,657	105	88,580
Mortgage-backed securities	120,258	675	778	120,155

Total debt securities	268,288	2,495	1,005	269,778
Stock Investments:
Equity securities	1,934	12	—	1,946
Mutual Funds	1,000	15	26	989

Total stock investments	2,934	27	26	2,935

Total available-for-sale	$271,222	$2,522	$1,031	$272,713

As of September 30, 2008 and December 31, 2007, mortgage-backed securities were comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, which in turn, are supported by the full faith and credit of the United States government.

For the periods ending September 30, 2008 and December 31, 2007, securities with a carrying value of $270.0 million and $262.3 million, respectively, were pledged as collateral for certain deposits and other purposes as required or permitted by law.

The following table shows the securities with unrealized losses for the periods indicated, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (in thousands):

	September 30, 2008
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored corporations	$22,073	$72	$—	$—	$22,073	$72
Obligations of states and political subdivisions	30,144	1,201	—	—	30,144	1,201
Mortgage-backed securities	84,351	893	7,092	263	91,443	1,156

Subtotal, debt securities	136,568	2,166	7,092	263	143,660	2,429
Equity securities	21	2	—	—	21	2
Mutual Funds	—	—	473	27	473	27

Total temporarily impaired securities	$136,589	$2,168	$7,565	$290	$144,154	$2,458

	December 31, 2007
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored corporations	$7,063	$4	$24,332	$118	$31,395	$122
Obligations of states and political subdivisions	2,147	33	10,387	72	12,534	105
Mortgage-backed securities	8,436	56	49,589	722	58,025	778

Subtotal, debt securities	17,646	93	84,308	912	101,954	1,005
Mutual Funds	—	—	474	26	474	26

Total temporarily impaired securities	$17,646	$93	$84,782	$938	$102,428	$1,031

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Management does not believe any individual unrealized loss as of September 30, 2008 represents an other-than-temporary impairment. A total of 216 available-for-sale securities were in a continuous unrealized loss position for less than 12 months and 13 securities for 12 months or longer. The unrealized losses relate primarily to securities issued by FNMA, GNMA, FHLMC, the State of New York and various political subdivisions within the State of New York. The Company has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

3.	Loans and Leases

Major classifications of loans and leases at the dates indicated (in thousands):

	September 30, 2008	December 31, 2007
Residential real estate	$305,302	$273,465
Commercial loans	215,527	217,136
Leases	129,765	150,933
Indirect auto loans	185,377	176,115
Other consumer loans	90,877	94,246

Total	926,848	911,895

Less: Unearned income	(14,758)	(19,633)
Net deferred loan costs	3,940	3,271
Allowance for credit losses	(8,875)	(8,426)

Net loans & leases	$907,155	$887,107

Nonperforming loans and leases at the dates indicated are as follows (in thousands):

	September 30, 2008	December 31, 2007
Loans and leases 90 days past due and still accruing	$217	$39
Non-accrual loans and leases	4,507	6,667

Total nonperforming loans and leases	$4,724	$6,706

As of September 30, 2008 impaired loans and leases totaled approximately $1.4 million. The related allowance for credit losses allocated to impaired loans at September 30, 2008 was $193,000.

The following table summarizes changes in the allowance for credit losses arising from loans and leases charged off, recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)
Allowance for credit losses, beginning of period	$8,651	$7,538	$8,426	$7,029

Loans and leases charged-off	(805)	(924)	(3,762)	(2,377)
Recoveries of loans and leases previously charged-off	180	109	685	621

Net loans and leases charged-off	(625)	(815)	(3,077)	(1,756)

Provision for credit losses	849	1,140	3,526	2,590

Allowance for credit losses, end of period	$8,875	$7,863	$8,875	$7,863

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

4.	Deposits

Deposits consisted of the following at the periods indicated (in thousands):

	September 30, 2008	December 31, 2007
Non-interest-bearing checking	$135,359	$138,691
Interest-bearing checking	111,404	101,793
Savings accounts	86,419	82,326
Money market accounts	243,944	203,074
Time deposits	368,283	419,346

Total deposits	$945,409	$945,230

5.	Earnings Per Share

Basic and diluted net income per common share calculations are as follows:

	For three months ended September 30,		For nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share amounts)
Basic:
Net Income	$3,010	$2,410	$7,973	$7,037

Average common shares outstanding	4,545,357	4,709,334	4,559,794	4,714,379
Net income per common share – basic	$0.66	$0.51	$1.75	$1.49

Diluted:
Net income	$3,010	$2,410	$7,973	$7,037

Average common shares outstanding	4,545,357	4,709,334	4,559,794	4,714,379
Incremental shares from assumed conversion of stock options and restricted stock	52,095	46,754	55,558	61,759

Average common shares outstanding – diluted	4,597,452	4,756,088	4,615,352	4,776,138
Net income per common share – diluted	$0.65	$0.51	$1.73	$1.47

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share give the effect to weighted average shares which would be outstanding assuming the exercise of options and vesting of restricted stock using the treasury stock method. For the three and nine months ended September 30, 2008, 109,917 and 66,638, respectively, anti-dilutive stock options were excluded from the diluted weighted average common share calculations.

6.	Retirement Plan and Post-Retirement Benefits

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

amendment (“Negative Amendment”) was adopted for all other active participants who did not meet the age and service criteria. The Settlement and the Negative Amendment eliminated post-retirement benefits for all active employees. The only remaining participants in the plan after September 30, 2007 are retired participants and their spouses, if applicable.

The components of the plan’s net periodic cost for the periods indicated are as follows:

	Pension
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)
Interest cost	$64	$60	$193	$180
Expected return on assets	(108)	(100)	(325)	(300)

Net periodic pension benefit	$(44)	$(40)	$(132)	$(120)

	Post-retirement
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)
Service cost	$—	$44	$—	$133
Interest cost	60	86	180	259
Amortization of unrecognized prior service cost (benefit)	(11)	16	(33)	46

Net periodic post-retirement cost	$49	$146	$147	$438

7.	Fair Value Measurements

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company used the following methods and significant assumptions to estimate fair value:

Securities – The fair values of debt securities available-for-sale are determined by obtaining matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair value of mutual fund securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges. Securities available-for-sale are measured at fair value on a recurring basis. At September 30, 2008, $1.0 million and $289.2 million were measured using Level 1 and Level 2 inputs, respectively within the fair value hierarchy.

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

Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related non-recurring fair value measurement adjustments have generally been classified as Level 2. Estimates of fair value used for other collateral supporting commercial loans generally are not observable in the marketplace and therefore, such valuations have been classified as Level 3. Loans subject to non-recurring fair value measurement using Level 3 inputs had a gross carrying amount of $1.4 million with an associated valuation allowance of $193,000 for a fair value of $1.2 million at September 30, 2008.

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

The following discussion presents material changes in the Company’s results of operations and financial condition during the three and nine months ended September 30, 2008, which are not otherwise apparent from the consolidated financial statements included in this report.

This discussion and analysis contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

•	an increase in competitive pressures in the banking industry;

•	changes in the interest rate environment that reduce margins;

•	changes in the regulatory environment;

•	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in credit market conditions;

•	changes in the securities markets;

•	changes in technology used in the banking business;

•	our ability to maintain and increase market share and control expenses;

•	changes in key management personnel may adversely impact our operations; and

•	other factors detailed from time to time in the Company’s Securities and Exchange Commission filings

Operating results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2008 and 2007

General

Net income was $3.0 million, or $0.65 per diluted share in the third quarter of 2008, an increase of $600,000 or 24.9% compared to net income of $2.4 million or $0.51 per diluted share for the same period in 2007. The return on average assets and return on average shareholders’ equity were 0.92% and 10.42%, respectively, for the three months ended September 30, 2008, compared with 0.75% and 8.65%, respectively, for the third quarter of 2007.

Net income was $8.0 million or $1.73 per diluted share for the nine months ended September 30, 2008, an increase of $936,000 or 13.3% compared with $7.0 million or $1.47 per diluted share for the nine months ended September 30, 2007. The return on average assets and return on average shareholders’ equity were 0.81% and 9.17%, respectively, for the nine months ended September 30, 2008, compared with 0.74% and 8.48%, respectively, for the same period in 2007.

The changes in net income and earnings per share in the three months and nine months ended September 30, 2008 reflect higher net interest income and tight control of expenses which offset higher credit costs.

Net Interest Income

Net interest income totaled $9.6 million in the three months ended September 30, 2008, an increase of $1.4 million compared with the third quarter of 2007. Interest income decreased $1.3 million or 7.2% in the third quarter of 2008 compared with the year-ago quarter, and interest expense decreased $2.7 million or 27.2%.

The Company’s tax-equivalent net interest margin increased 39 basis points in the third quarter compared with the year-ago quarter, and was up 4 basis points compared with the second quarter of 2008. The net interest margin on a tax-equivalent basis was 3.43% in the third quarter of 2008, compared with 3.04% in the third quarter of 2007 and 3.39% in the second quarter of 2008. The increase in the Company’s net interest margin was the result of a decrease in the Company’s cost of funds by 111 basis points in the third quarter compared with the year-ago quarter, which was partly offset by a decrease in the tax-equivalent earning asset yield of 58 basis points over the same period.

Average interest-earning assets increased $27.5 million in the third quarter compared with the year-ago period, due primarily to growth in the securities and residential mortgage portfolios which offset declines in the commercial loan and lease portfolios. Loans and leases comprised 76.1% of average interest-earning assets in the third quarter, compared with 77.0% in the third quarter of 2007. The slightly lower proportion of earning assets in loans and leases, combined with general downward repricing of the Company’s earning assets as a result of lower short-term interest rates, contributed to a decrease in the Company’s tax-equivalent earning asset yield to 5.85% in 2008, compared with 6.43% in the year-ago quarter and 5.89% in the second quarter of 2008. The yield on commercial and consumer loans has been most affected by the drop in short-term interest rates, due to the greater prevalence in these portfolios of rates tied to the prime rate or other short-term indexes and due to the shorter-term rate adjustment characteristics of these portfolios.

The Company’s cost of funds was 2.75% in the third quarter, compared with 3.86% in the year-ago quarter and 2.82% in the second quarter of 2008. The Company’s wholesale funding costs have dropped considerably in the third quarter due to lower market interest rates. The Company has also been actively managing its deposit costs by lowering offering rates on most demand, money market and time account products. As a result of these deposit pricing strategies and lower market interest rates, the Company has significantly reduced its deposit costs in the third quarter of 2008 compared with the year-ago quarter, including a 111 basis point reduction in time deposit yields and a 131 basis point reduction in the yield on money market accounts.

The growth in average interest-earning assets was funded by higher interest-bearing demand and money market accounts and borrowings. Average time accounts decreased $69.5 million compared with the third quarter of 2007 and comprised 35.7% of total average interest-bearing liabilities in the third quarter, compared with 43.4% in the year-ago quarter. Much of the decrease in time deposits occurred in the first quarter of 2008, as retention of maturing retail time deposits in the first quarter was lower than the first quarter of 2007 due in large part to the significant difference between the rates on accounts which matured or repriced during this period and the Company’s offering rates. During the first quarter of 2008, the net decrease in retail time deposits (excluding brokered time deposits) totaled $31.7 million, or 30.0% of total balances that matured, and were comprised in large part of rate-sensitive customers who typically had few other relationships with the bank. Approximately $105.9 million of retail time accounts matured or repriced in the first quarter of 2008 at an average rate of 4.59%. The Company elected to not pay rates needed to retain these higher rate accounts. By way of comparison, the Company’s weekly average offering rate on its one year time account was 2.98% in the first quarter of 2008.

The Company expanded its utilization of longer term wholesale funding (brokered time accounts and borrowings) in the first quarter of 2008 as a cost-effective alternative to short term, rate sensitive retail time accounts that matured in the first quarter. As a result, average brokered time accounts grew to represent 23.9% of average time accounts in the third quarter of 2008, compared with 19.1% in the third quarter of 2007. Together, brokered time deposits and borrowings totaled 29.8% of total interest-bearing liabilities in the third quarter of 2008, compared with 25.7% in the year-ago period.

The Company experienced a net inflow of retail time account balances (excluding brokered time deposits) in the third quarter of 2008 of $7.0 million as a result of a strong retention rate for existing accounts and new account growth.

Net interest income for the nine months ended September 30, 2008 totaled $27.9 million, an increase of 14.5% compared with $24.3 million in the year-ago period. Average earning assets increased $39.8 million in the first nine months of 2008 compared with the year-ago period. The tax-equivalent net interest margin was 3.32% in the first nine months of 2008, compared with 3.03% for the same period of 2007. A decrease of 41 basis points in the Company’s tax-equivalent earning assets yield in the first nine months of 2008 compared with the same period in 2007 was offset by an 80 basis point decrease in its cost of funds over the same period.

Changes in net interest income and net interest margin for the first nine months of 2008 compared with the same period in 2007 were driven largely by the same factors in the analysis of the third quarter of 2008 to the third quarter of 2007 discussed above.

The magnitude of increase in our net interest margin slowed considerably in the third quarter compared with the second quarter growth rate. The opportunity for continued improvement in our net interest margin is likely to be limited, and it is possible that the Company’s net interest margin could begin to decline in coming quarters. The Company’s net interest margin will be significantly impacted by a number of factors, including the amount and composition of earning assets, competition for deposits, the Company’s liquidity position and changes in market interest rates.

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

	For the three months ended September 30,
	2008			2007
	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$1,596	$9	2.26%	$269	$4	5.95%
Taxable investment securities	181,093	2,076	4.59%	173,203	1,991	4.60%
Nontaxable investment securities	89,053	1,347	6.05%	83,920	1,285	6.12%
FHLB and FRB stock	11,002	174	6.33%	8,713	129	5.92%
Real estate loans(1)	301,338	4,452	5.91%	265,633	4,029	6.07%
Commercial loans	203,933	3,377	6.62%	212,899	4,433	8.33%
Nontaxable commercial loans	8,386	139	6.65%	8,474	152	7.15%
Taxable leases (net of unearned discount) (1)	100,782	1,546	6.14%	112,261	1,863	6.64%
Nontaxable leases (net of unearned discount)	15,696	245	6.26%	18,319	265	5.79%
Indirect auto loans	181,747	2,566	5.65%	182,285	2,578	5.66%
Consumer loans	90,406	1,390	6.15%	91,579	1,878	8.20%

Total interest-earning assets	$1,185,032	$17,321	5.85%	$1,157,555	$18,607	6.43%

Non-interest earning assets:
Other assets	134,588			131,876
Less: Allowance for credit losses	(8,884)			(7,792)
Net unrealized gains (losses) on securities available-for-sale	356			(3,009)

Total assets	$1,311,092			$1,278,630

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$107,410	$177	0.66%	$98,959	$252	1.02%
Savings deposits	88,843	124	0.56%	85,042	115	0.54%
MMDA deposits	226,134	1,099	1.94%	188,892	1,533	3.25%
Time deposits	372,010	3,480	3.74%	441,531	5,355	4.85%
Borrowings	221,855	1,950	3.52%	176,784	2,072	4.69%
Junior subordinated obligations issued to unconsolidated trusts	25,774	325	5.04%	25,774	495	7.68%

Total interest-bearing liabilities	$1,042,026	$7,155	2.75%	$1,016,982	$9,822	3.86%

Non-interest bearing liabilities:
Demand deposits	136,968			129,436
Other liabilities	16,501			20,747
Shareholders’ equity	115,597			111,465

Total liabilities and shareholders’ equity	$1,311,092			$1,278,630

Net interest income (tax equivalent)		$10,166			$8,785

Net interest margin (tax equivalent)			3.43%			3.04%
Net interest rate spread			3.10%			2.57%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		$587			$579

(1)	Includes loans and leases held-for-sale

	For the nine months ended September 30,
	2008			2007
	Average Balance	Interest Earned / Paid	Yield Rate	Average Balance	Interest Earned / Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$5,184	$99	2.55%	$184	$7	5.07%
Taxable investment securities	186,483	6,522	4.66%	170,953	5,728	4.47%
Nontaxable investment securities	87,590	4,033	6.14%	84,978	3,945	6.19%
FHLB and FRB Stock	10,740	561	6.96%	8,563	435	6.77%
Real estate loans(1)	289,730	12,863	5.92%	259,844	11,764	6.03%
Commercial loans	208,629	10,781	6.89%	213,018	12,984	8.12%
Nontaxable commercial loans	8,315	418	6.70%	8,587	458	7.10%
Taxable leases (net of unearned discount) (1)	107,108	5,033	6.26%	111,335	5,730	6.86%
Nontaxable leases (net of unearned discount)	16,504	774	6.25%	19,697	862	5.83%
Indirect loans	177,648	7,543	5.66%	181,148	7,430	5.47%
Consumer loans	90,686	4,414	6.49%	90,519	5,501	8.10%

Total interest-earning assets	$1,188,617	$53,041	5.95%	$1,148,826	$54,844	6.36%

Non-interest earning assets:
Other assets	132,833			132,728
Less: Allowance for loan and lease losses	(8,648)			(7,486)
Net unrealized losses on securities available-for-sale	2,431			(2,294)

Total assets	$1,315,233			$1,271,774

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$106,920	$564	0.70%	$97,004	$665	0.91%
Savings deposits	85,935	361	0.56%	85,506	349	0.54%
MMDA deposits	221,721	3,615	2.17%	195,958	4,673	3.18%
Time deposits	393,349	12,030	4.08%	433,242	15,343	4.72%
Borrowings	216,349	5,776	3.56%	177,746	6,223	4.67%
Junior subordinated obligations issued to unconsolidated trusts	25,774	1,066	5.51%	25,774	1,465	7.58%

Total interest-bearing liabilities	$1,050,048	$23,412	2.97%	$1,015,230	$28,718	3.77%

Non-interest bearing liabilities:
Demand deposits	131,665			126,304
Other liabilities	17,542			19,613
Shareholders’ equity	115,978			110,627

Total liabilities and shareholders’ equity	$1,315,233			$1,271,774

Net interest income (tax equivalent)		$29,629			$26,126

Net interest margin (tax equivalent)			3.32%			3.03%
Net interest rate spread			2.98%			2.59%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		$1,776			$1,790

(1)	Includes loans and leases held-for-sale

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

	For the three months ended September 30, 2008 compared to September 30, 2007 Increase/(Decrease) Due To			For the nine months ended September 30, 2008 compared to September 30, 2007 Increase/(Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Federal funds sold	$22	$(17)	$5	$99	$(7)	$92
Taxable investment securities	121	(36)	85	536	258	794
Non-taxable investment securities	155	(93)	62	138	(50)	88
FHLB and FRB stock	36	9	45	113	13	126
Real estate loans	1,055	(632)	423	1,460	(361)	1,099
Commercial loans	(180)	(876)	(1,056)	(263)	(1,940)	(2,203)
Non-taxable commercial loans	(2)	(11)	(13)	(15)	(25)	(40)
Taxable leases (net of unearned income)	(182)	(135)	(317)	(212)	(485)	(697)
Non-taxable leases (net of unearned income)	(122)	102	(20)	(175)	87	(88)
Indirect loans	(8)	(4)	(12)	(207)	320	113
Consumer loans	(24)	(464)	(488)	17	(1,104)	(1,087)

Total interest-earning assets	871	(2,157)	(1,286)	1,491	(3,294)	(1,803)

Interest-bearing demand deposits	124	(199)	(75)	95	(196)	(101)
Savings deposits	5	4	9	2	10	12
MMDA deposits	1,478	(1,912)	(434)	846	(1,904)	(1,058)
Time deposits	(765)	(1,110)	(1,875)	(1,335)	(1,978)	(3,313)
Borrowings	2,031	(2,153)	(122)	1,668	(2,115)	(447)
Junior subordinated obligations issued to unconsolidated subsidiary trusts	—	(170)	(170)	—	(399)	(399)

Total interest-bearing liabilities	2,873	(5,540)	(2,667)	1,276	(6,582)	(5,306)

Net interest income tax equivalent	$(2,002)	$3,383	$1,381	$215	$3,288	$3,503

Asset Quality and the Allowance for Credit Losses

Loans and leases past due 30 days or more totaled $10.9 million or 1.20% of total loans and leases at September 30, 2008, compared with $12.8 million or 1.42% of total loans and leases at June 30 and $16.4 million or 1.84% of total loans and leases at December 31, 2007. The Company’s delinquencies at September 30, 2008 are not unduly concentrated in any one segment of the loan and lease portfolio. Residential mortgages and commercial loans, the two largest segments of our loan and lease portfolio, comprised the largest portion of total delinquencies, at 44.5% and 35.4%, respectively, of total delinquencies.

The following table represents information concerning the aggregate amount of non-performing assets:

	September 30, 2008	June 30, 2008	December 31, 2007
Non-accruing loans and leases:
Residential real estate loans	$1,336	$1,221	$1,118
Commercial loans	2,674	2,525	4,988
Leases	159	1,654	320
Indirect loans	107	115	83
Other consumer loans	231	261	158

Total non-accruing loans and leases	4,507	5,776	6,667
Accruing loans and leases delinquent 90 days or more	217	52	39

Total non-performing loans and leases	4,724	5,828	6,706
Other real estate and repossessed assets	328	138	229

Total non-performing assets	$5,052	$5,966	$6,935

Nonperforming loans and leases, which are included in past due loans and leases discussed above, were $4.7 million or 0.52% of total loans and leases at September 30, 2008, which was a decrease of $1.1 million from June 30, 2008, and was $2.0 million lower than December 31, 2007. Conventional residential mortgages comprised $1.3 million (21 loans) or 29.6% of nonperforming loans and leases at September 30. The largest single nonperforming loan at the end of the third quarter was a commercial credit that was written down in the first quarter of 2008 to its estimated collectible amount of $600,000. The largest single nonperforming relationship at June 30, 2008, a $1.5 million commercial lease, was returned to performing status in the third quarter following the receipt of all payments that were due.

The decrease in nonperforming loans and leases compared with December 31, 2007 resulted largely from a $2.4 million decrease in nonperforming commercial loans during the first quarter of 2008. This reduction was due primarily to principal pay-downs, collateral liquidation and charge-offs with respect to the two largest nonperforming loans at that time.

As a recurring part of its portfolio management program, the Company has identified approximately $10.2 million in potential problem loans at September 30, 2008, as compared to $8.0 million at June 30, 2008 and $5.4 million at December 31, 2007. The average balance of potential problem loans was $270,000 at September 30, 2008 compared with $259,000 and $208,000 at June 30, 2008 and December 31, 2007, respectively. Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as “substandard.” At September 30, 2008, potential problem loans primarily consisted of commercial real estate and commercial loans. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

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

The Bank’s policy is to place a loan or lease on non-accrual status and recognize income on a cash basis when a loan or lease is more than 90 days past due, unless in the opinion of management, the loan or lease is well secured and in the process of collection. The Bank considers a loan or lease impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on fair value of the collateral. As of September 30, 2008, there was $1.4 million in impaired loans for which $193,000 in related allowance for credit losses was allocated. As of June 30, 2008 and December 31, 2007, there were $1.6 million and $4.2 million respectively in impaired loans for which $522,000 and $1.3 million in related allowance for credit losses was allocated.

The allowance for credit losses represents management’s best estimate of probable incurred credit losses in the Bank’s loan and lease portfolio. Management’s quarterly evaluation of the allowance for credit losses is a comprehensive analysis that builds a total allowance by evaluating the probable incurred credit losses within each product class. The Bank uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates an allowance for each pool based on the average loss rate for the time period that includes the current year and two full prior years. The average loss rate is adjusted to reflect the expected impact that current trends regarding loan growth, delinquency, losses, economic conditions, loan concentrations, policy changes, experience and ability of lending personnel, and current interest rates have. For commercial loan and lease pools, the Bank establishes a specific allocation for all loans and leases in excess of $250,000 which are considered to be impaired and which have been risk rated under the Bank’s risk rating system as substandard, doubtful or loss. The specific allocation is based on the most recent valuation of the loan or lease collateral. For all other commercial loans and leases, the Bank uses the general allocation methodology that estimates the probable incurred loss for each risk rating category. The general allocation methodology for commercial loans and leases considers the same qualitative factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management’s best estimate of the probable incurred credit losses in the Bank’s loan and lease portfolio. Loans and leases are charged against the allowance for credit losses, in accordance with the Bank’s loan and lease policy, when they are determined by management to be uncollectible. Recoveries on loans and leases previously charged off are credited to the allowance for credit losses when they are received. When management determines that the allowance for credit losses is less than adequate to provide for probable incurred losses, a direct charge to operating income is recorded.

The provision for credit losses was $849,000 and $3.5 million in the quarter and nine months ended September 30, 2008, respectively, compared with $1.1 million and $2.6 million in the year-ago periods, respectively. Net charge-offs were $625,000 and $3.1 million in the three months and nine months ended September 30, 2008, respectively, compared with $815,000 and $1.8 million in the year-ago periods, respectively. The increase in net charge-offs in the first nine months of 2008 was due largely to comprehensive liquidation strategies implemented in the first quarter on the two largest non-performing commercial relationships at that time, which resulted in charge-offs of $1.2 million or 65% of the first quarter’s total gross charge-offs. The increased level of provisions in the first nine months of 2008 is a reflection of higher charge-offs in the first half of 2008 and management’s assessment of the potential impact on the Company’s portfolio of macroeconomic factors and credit market conditions affecting the financial sector generally. The Company has no direct exposure to the various types of high risk residential mortgages currently impacting the financial sector. The provision for credit losses as a percentage of net charge-offs was 135.8% and 114.6%, respectively, in the quarter and nine months ended September 30, 2008, compared with 139.9% and 147.5%, respectively, in the year-ago periods.

The following table presents certain asset quality ratios for the periods indicated:

	For three months ended September 30,		For nine months ended September 30,
	2008	2007	2008	2007
Net loans and leases charged-off to average loans and leases, annualized	0.28%	0.37%	0.46%	0.26%
Provision for credit losses to average loans and leases, annualized	0.38%	0.51%	0.52%	0.39%
Allowance for credit losses to period-end loans and leases	0.97%	0.88%	0.97%	0.88%
Allowance for credit losses to non-performing loans and leases	187.9%	176.1%	187.9%	176.1%
Non-performing loans and leases to period-end loans and leases	0.52%	0.50%	0.52%	0.50%
Non-performing assets to period-end assets	0.37%	0.37%	0.37%	0.37%

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated, dollars in thousands:

	Three months ended September 30,				Nine months ended September 30,
	2008	2007	Change		2008	2007	Change
			$	%			$	%
Investment management income	$2,179	$2,335	$(156)	(6.7)%	$6,717	$6,834	$(117)	(1.7)%
Service charges on deposit accounts	1,379	1,382	(3)	(0.2)%	3,869	3,924	(55)	(1.4)%
Card-related fees	533	486	47	9.7%	1,578	1,421	157	11.0%
Insurance agency income	384	479	(95)	(19.8)%	1,204	1,335	(131)	(9.8)%
Income from bank-owned life insurance	243	160	83	51.9%	606	473	133	28.1%
Gain on the sale of loans	55	46	9	19.6%	217	129	88	68.2%
Gain on sale of securities available-for-sale	—	—	—	—	137	—	137	100%
Other non-interest income	361	544	(183)	(33.6)%	1,278	1,471	(193)	(13.1)%

Total non-interest income	$5,134	$5,432	$(298)	(5.5)%	$15,606	$15,587	$19	0.1%

Non-interest income decreased $298,000 or 5.5% in the third quarter of 2008 compared with the third quarter of 2007. Investment management income decreased $156,000 or 6.7% in the third quarter compared with the year-ago quarter. This lower income level is the result of the impact of declines in equity markets in 2008 on the managed investment management portfolio. At September 30, 2008, the S&P 500 Index and the Dow Jones Industrial Average were down 20.6% and 16.6% respectively since December 31, 2007. These market declines have caused similar declines in the levels and values of assets managed by the Company, and on the fees generated from these managed assets. Despite this, the Company’s account retention rates remain at levels consistent with our historical norms.

Other non-interest income declined $183,000 or 33.6% in the third quarter of 2008 compared with the year-ago quarter due primarily to non-recurring income in the third quarter of 2007.

Non-interest income comprised 34.9% of total revenue in the third quarter of 2008 compared with 39.8% in the year-ago quarter and 35.7% in the second quarter of 2008. The decline in this ratio has been driven largely by the increase in net interest income. Non-interest income totaled $15.6 million in the first nine months of 2008, which is virtually unchanged from the year-ago period.

Non-interest Expenses

The following table sets forth certain information on operating expenses for the periods indicated, dollars in thousands:

	For three months ended September 30,				For nine months ended September 30,
	2008	2007	Change		2008	2007	Change
			$	%			$	%
Salaries and benefits	$5,108	$4,634	$474	10.2%	$15,025	$13,631	$1,394	10.2%
Occupancy and equipment	1,751	1,560	191	12.2%	5,148	5,087	61	1.2%
Communication expense	200	174	26	14.9%	602	583	19	3.3%
Office supplies and postage	310	325	(15)	(4.6)%	861	908	(47)	(5.2)%
Marketing expense	278	296	(18)	(6.1)%	847	1,012	(165)	(16.3)%
Amortization of intangible assets	411	435	(24)	(5.5)%	1,234	1,319	(85)	(6.4)%
Professional fees	602	670	(68)	(10.1)%	1,964	2,097	(133)	(6.3)%
Other operating expenses	1,239	1,256	(17)	(1.4)%	3,642	3,505	137	3.9%

Total operating expenses	$9,899	$9,350	$549	5.9%	$29,323	$28,142	$1,181	4.2%

Non-interest expenses increased $549,000 or 5.9% in the third quarter of 2008 compared with the third quarter of 2007.

Non-interest expenses were $29.3 million in the nine months ended September 30, 2008, an increase of 4.2% compared with $28.1 million in the same year ago time period.

Salaries and benefits increased in the three months and nine months ended September 30, 2008 compared with the year-ago periods due largely to normal salary increases, greater participation in the Company’s 401(k) plan in 2008 and lower incentive-based compensation expense in 2007. Decreases in other expense categories were due largely to a heightened focus in 2008 on expense control.

The Company’s efficiency ratio was 67.3% in the third quarter of 2008, compared with 68.6% in the year-ago quarter and 65.1% in the second quarter of 2008. The Company’s efficiency ratio was 67.8% in the nine months ended September 30, 2008, compared with 70.5% in the year-ago period.

Income Taxes

The Company’s effective tax rate was 24.1% and 24.9%, respectively, for the quarter and nine months ended September 30, 2008, compared with 23.4% for both the quarter and nine months in the year-ago periods. The increase in the effective tax rate in 2008 primarily reflects a decline in the percentage of non-taxable income to pre-tax income.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

General

Total assets were $1.3 billion at September 30, 2008, which increased slightly from December 31, 2007. Total loans and leases (net of unearned income) were $916.0 million at September 30, 2008, compared with $902.3 million and $895.5 million at June 30, 2008 and December 31, 2007, respectively.

Securities

The Company’s investment securities portfolio totaled $290.2 million at September 30, 2008, compared with $269.4 million and $272.7 million at June 30, 2008 and December 31, 2007, respectively. The Company’s portfolio is comprised entirely of investment grade securities, most of which are rated “AAA” by one or more of the nationally recognized rating agencies. Mortgage-backed securities totaled $158.9 million at September 30, 2008, and are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn, are supported by the full faith and credit of the United States Government.

The Company does not invest in any securities backed by sub-prime, Alt-A or other high-risk mortgages. The Company also does not hold any preferred stock, corporate debt or trust preferred securities in its investment portfolio.

Net unrealized losses on securities available-for-sale totaled $635,000 or 0.2% of the amortized cost of the securities portfolio at September 30, 2007.

Loans and Leases

Total loans and leases (net of unearned income) were $916.0 million at September 30, 2008, compared with $895.5 million at December 31, 2007. Growth in the Company’s consumer lending businesses in the third quarter outpaced slight declines in commercial loans and leases.

The Company’s residential mortgage origination volume increased $5.9 million or 32% in the third quarter compared with the year-ago period, and was up $28.0 million or 53% for the first nine months of 2008 compared with the same period in 2007. Alliance has increased its share of the local residential mortgage market due largely to a focused expansion of and investment in the Company’s mortgage business in Central New York. The Company continues to originate only conventional residential mortgages in its local markets, and has not originated sub-prime, Alt-A, negative amortizing or other higher risk residential mortgages.

Indirect auto loans increased $4.6 million or 2.5% in the third quarter. The Company originates auto loans through a network of reputable, well established automobile dealers located in Central and Western New York. Applications received through the Company’s indirect lending program are subject to the same comprehensive underwriting criteria and procedures as its direct lending program.

Leases net of unearned income decreased $3.9 million or 3.3% in the third quarter as the Company reduced origination volumes during the quarter. In connection with the Company’s ongoing strategic review and balance sheet management processes, it intends to reduce future lease originations to levels substantially below those of recent years. As a result, the lease portfolio is projected to amortize at the rate of approximately $9 million per quarter over the next year. The cash flow from the amortization of the portfolio will be used to reduce our wholesale funding. Related expense reductions are expected to mitigate the impact of reduced revenue as a result of this action during the next year.

The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated, dollars in thousands:

	September 30, 2008	Percent	December 31, 2007	Percent
Residential real estate loans	$305,302	33.5%	$273,465	30.6%
Commercial loans	215,527	23.6%	217,136	24.4%
Leases (net of unearned income)	115,007	12.6%	131,300	14.7%
Indirect loans	185,377	20.3%	176,115	19.7%
Other consumer loans	90,877	10.0%	94,246	10.6%

Total loans & leases	$912,090	100.0%	$892,262	100.0%

Net deferred loan costs	3,940		3,271
Allowance for credit losses	(8,875)		(8,426)

Net loans and leases	$907,155		$887,107

Deposits

Total deposits increased $16.9 million in the third quarter and were $945.4 million at September 30, 2008, compared with $928.5 million and $945.2 million at June 30, 2008 and December 31, 2007, respectively. Money market accounts increased $33.0 million in the third quarter driven by a seasonal increase in municipal deposits and new municipal deposit relationships established during the quarter. Time deposits decreased $14.0 million in the third quarter as the Company elected to not renew $15.3 million of wholesale brokered deposits that had matured in the quarter. The Company’s retail and commercial deposit base continues to perform well, with aggregate balance increases of $5.5 million in the third quarter.

The following table sets forth the composition of the Bank’s deposits by business line at the dates indicated, dollars in thousands:

	September 30, 2008					December 31, 2007
	Retail	Commercial	Municipal	Total	Percent	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$34,557	$97,498	$3,304	$135,359	14.3%	$35,133	$100,598	$2,960	$138,691	14.6%
Interest checking	80,519	12,467	18,418	111,404	11.8%	77,368	9,636	14,789	101,793	10.8%

Total checking	115,076	109,965	21,722	246,763	26.1%	112,501	110,234	17,749	240,484	25.4%
Savings	76,013	7,636	2,770	86,419	9.1%	74,283	6,498	1,545	82,326	8.7%
Money market	75,225	47,625	121,094	243,944	25.8%	70,684	43,565	88,825	203,074	21.5%
Time deposits	311,251	19,043	37,989	368,283	39.0%	352,760	22,897	43,689	419,346	44.4%

Total deposits	$577,565	$184,269	$183,575	$945,409	100.0%	$610,228	$183,194	$151,808	$945,230	100.0%

Liquidity

The Company’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, to take advantage of market interest rate opportunities, and to pay dividends to the company. Funding loan and lease requests, providing for liability outflows, and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee (“ALCO”) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes that, as of September 30, 2008, liquidity as measured by the Bank is in compliance with its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the nine months ended September 30, 2008, cash and cash equivalents decreased by $2.1 million, as net cash used in investing activities of $64.7 million exceeded net cash provided by operating and financing activities of $62.6 million. Net cash used in investing activities primarily resulted from the net increase in loans of $35.0 million and securities purchases exceeding maturities, sales and principal repayments by $19.7 million. The net cash provided by financing activities principally reflects a $42.2 million net increase in borrowings, partly reduced by cash dividends of $3.4 million, purchase of shares for the directors’ deferred stock-based plan of $2.0 million and treasury share purchases of $3.4 million in the nine months ended September 30, 2008. Net cash from operating activities was primarily provided by net income in the amount of $8.0 million and proceeds from sale of loans and leases held-for-sale of $23.5 million, partly reduced by originations of loans held-for-sale of $9.6 million.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of September 30, 2008, the Bank’s credit limit with the FHLB was $258.7 million. The total of the Bank’s outstanding borrowings from the FHLB on that date was $203.6 million.

Capital Resources

During the nine months ended September 30, 2008, shareholders’ equity decreased $358,000. Net income of $8.0 million was offset by dividends declared totaling $3.4 million ($0.74 per share) and treasury stock purchased of $3.4 million. The Company continued its stock repurchase program in the first nine months of 2008 with the purchase of 143,900 shares of its stock for average cost of the shares repurchased of $23.84 per share including a privately negotiated stock purchase of 52,500 shares during the third quarter. In addition, accumulated other comprehensive income decreased $1.3 million due to a decrease in unrealized gains on securities available-for-sale due primarily to changes in market conditions and interest rates. The securities available-for-sale portfolio is predominantly comprised of investment grade mortgage-backed securities, securities issued by U.S. government-sponsored enterprises and municipal securities. Our mortgage-backed securities portfolio is comprised of pass-through securities guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae and are backed by conventional residential mortgages. Our mortgage-based securities portfolio does not include any securities backed by sub-prime, Alt-A or other high-risk mortgages.

On October 14, 2008, the U.S. Treasury announced a voluntary Capital Purchase Program (“CPP”) to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. The CPP is an element of the Treasury Department’s broad set of actions which are intended to infuse equity in healthy financial institutions that form the backbone of the U.S. financial system.

Under the CPP, as announced, Treasury will purchase up to $250 billion of senior preferred shares on standardized terms. The CPP is available to qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities that elect to participate within the prescribed time frame. The minimum subscription amount available to a participating institution is 1 percent of risk-weighted assets. The maximum subscription amount is the lesser of $25 billion or 3 percent of risk-weighted assets. The CPP provides that the Treasury intends to fund the senior preferred shares purchased under the program by year-end 2008. In conjunction with the purchase of senior preferred shares, Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the senior preferred investment. Capital raised under the CPP qualifies as Tier I for regulatory capital purposes.

The Company has the necessary preferred stock available and has applied for the maximum subscription amount, or approximately $26.9 million.

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

As of December 31, 2007, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. Management believes that, as of September 30, 2008, the Company and the Bank met all capital adequacy requirements to which they were subject.

The following table compares the Company’s actual capital amounts and ratios with those needed to qualify for the “well capitalized” category, which is the highest capital category as defined in the regulations.

	Actual		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2008
Total Capital (to risk-weighted assets)	$105,088	11.71%	$89,699	≥	10.00%
Tier I Capital (to risk-weighted assets)	96,213	10.72%	53,819	≥	6.00%
Tier I Capital (to average assets)	96,213	7.58%	63,347	≥	5.00%

As of December 31, 2007
Total Capital (to risk-weighted assets)	$102,311	11.59%	$88,262	≥	10.00%
Tier I Capital (to risk-weighted assets)	93,885	10.64%	52,957	≥	6.00%
Tier I Capital (to average assets)	93,885	7.53%	62,373	≥	5.00%

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

The allowance for credit losses represents management’s estimate of probable credit losses in the loan and lease portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q describes the methodology used to determine the allowance for credit losses, and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in this report.

The Company accounts for income taxes using the asset and liability approach. Under this approach, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when such amounts are realized or settled. The Company must assess the likelihood that a portion or all of the deferred tax assets will not be realized. In doing so, judgments and estimates must be made regarding the projection of future taxable income. If necessary, a valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized.

In computing the income tax provision, estimates and assumptions must be made regarding the deductibility of certain expenses. It is possible that these estimates and assumptions may be disallowed as part of an examination by the various taxing authorities that we are subject to, resulting in additional income tax expense in future periods. In addition, we maintain a reserve related to uncertain tax positions. These uncertain tax positions are evaluated each reporting period to determine the level of reserve that is appropriate.

The Company utilizes significance estimates and assumptions in determining the fair value of its intangible assets for purposes of impairment testing. The valuation requires the use of assumptions, including among others, discount rates, rates of return on assets, account attrition and costs of servicing.

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

The following table sets forth the results of our net interest income simulation model as of September 30, 2008.

Change in Interest Rates (basis points)	Percent change in annual Net Interest Income
+200bp	(4.0)%
-100bp	(1.7)%

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

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2008, an evaluation was performed under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2008 were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)	The table below sets forth the information with respect to purchases made by the Company of our common stock during the quarter ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)
7/1/08 – 7/31/08	4,300	$21.97	4,300	—
8/1/08 – 8/31/08	—	$—	—	—
9/1/08 – 9/30/08	52,500	$21.04	—	—

Total	56,800	$21.11	4,300

(1)	On November 27, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 3% of the Company’s outstanding common stock, or approximately 143,500 shares, over a 12-month period. The preceding table provides information with respect to repurchases of the Company’s common stock during the third quarter ended September 30, 2008. The 4,300 shares purchased in July completed the repurchase plan. The additional 52,500 shares were purchased in a privately negotiated transaction.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-62623) filed with the Commission on August 31, 1998, as amended

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to exhibit number 3.2 to the Company’s Current Report on Form 8-K (File No. 0-15366) filed with the Commission on September 3, 2004)

4.1	Rights Agreement dated October 19, 2001 between Alliance Financial Corporation and American Stock Transfer & Trust Company, including the Certificate of Amendment to the company’s Certificate of Incorporation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference to exhibit 4.1 to the Company’s Form 8-A12G filed with the Commission on October 25, 2001)

10.1	Alliance Financial Corporation Director Retirement Plan dated March 11, 2008 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-15366) filed with the Commission on March 14, 2008)

10.2	Alliance Bank Executive Incentive Retirement Plan dated March 11, 2008 (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-15366) filed with the Commission on March 14, 2008)

10.3	Alliance Financial Corporation Stock-Based Deferral Plan dated March 11, 2008 (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-15366) filed with the Commission on March 14, 2008)

31.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of J. Daniel Mohr, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of J. Daniel Mohr, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE FINANCIAL CORPORATION

DATE: November 10, 2008	/s/ Jack H. Webb
Jack H. Webb, Chairman of the Board, President and Chief Executive Officer

DATE: November 10, 2008	/s/ J. Daniel Mohr
J. Daniel Mohr, Treasurer and Chief Financial Officer