Form 10-K
period 2008-12-31
ALLIANCE FINANCIAL CORP /NY/
filed 2009-03-13
CIK 796317

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Registrant’s telephone number including area code: (315) 475-2100

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

Large Accelerated Filer [ ] Accelerated Filer [X] Non-accelerated filer [ ] Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes                    No  X

As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was $89.3 million based on the closing sale price as reported on the NASDAQ Global Market.

The number of outstanding shares of the Registrant’s common stock, $1 par value per share, on January 22, 2009 was 4,578,910 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2009 annual shareholders meeting (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K.

Exhibit index is located on page 77 of 79.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED

DECEMBER 31, 2008

ALLIANCE FINANCIAL CORPORATION

PART I

This Annual Report on Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations and business of Alliance Financial Corporation and its subsidiaries. These forward-looking statements include: statements of our goals, intentions and expectations; statements regarding our business plans and prospects and growth and operating strategies; estimates of our risks and future costs and benefits. These forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: an increase in competitive pressure in the banking industry; changes in the interest rate environment which may reduce margins; changes in the regulatory environment; general economic conditions, both nationally and regionally, resulting, among other things, in a deterioration in credit quality; changes in business conditions and inflation; changes in the securities markets; changes in technology used in the banking business; the possibility that current and potential future restrictions under the Emergency Economic Stabilization Act (as amended) on the Company’s executive compensation plans will impair its ability to attract and retain key personnel; the possibility that evolving government intervention into the financial markets negatively impacts the Company’s operations; our ability to maintain and increase market share and control expenses; and other factors detailed from time to time in our SEC filings. See Item 1A of this Form 10-K.

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

The Bank provides financial services from 29 retail branches and customer service facilities in the New York counties of Cortland, Madison, Oneida, Onondaga, Oswego, and from a Trust Administration Center in Buffalo, NY. Primary services include commercial, retail and municipal banking, consumer finance, mortgage financing and servicing, trust and investment management services. The Bank has a substantially wholly-owned subsidiary, Alliance Preferred Funding Corp., which is engaged in residential real estate activity, and a wholly-owned subsidiary, Alliance Leasing, Inc.

The Company’s administrative offices are located on the 18th Floor, AXA Tower II, 120 Madison St., Syracuse, New York. Banking services are provided at the administrative offices as well as at the Company’s 29 customer service facilities.

On February 18, 2005, the Bank acquired a portfolio of personal trust accounts and related assets under management from HSBC, USA, N.A. The Bank assumed the successor trustee role from HSBC on approximately 1,800 personal trust accounts and further assumed approximately $560 million in assets under management. Combined with its existing trust business the Bank now manages approximately $726 million of related investment assets at December 31, 2008.

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

In December 2008, the Company entered into a Letter Agreement (the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury Department”) pursuant to which the Company has issued and sold to the Treasury Department: (i) 26,918 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total price of $26,918,000 (ii) and a warrant (the “Warrant”) to purchase 173,069 shares of the Company’s common stock at an exercise price per share of $23.33.

In addition, under the Certificate of Designations, the Company’s ability to declare or pay dividends or repurchase its common stock or other equity or capital securities will be subject to restrictions in the event that it fails to declare and pay (or set aside for payment) full dividends on the Series A Preferred Stock.

At December 31, 2008, the Company had 334 full-time equivalent employees. The Company’s employees are not represented by any collective bargaining group. The Company considers its employee relations to be good.

The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits.

Services

The Company offers full-service banking with a broad range of financial products to meet the needs of its commercial, retail, government, and investment management customers. Depository account services include interest and non-interest-bearing checking accounts, money market accounts, savings accounts, time deposit accounts, and individual retirement accounts. The Company’s lending activities include the making of residential and commercial mortgage loans, business lines of credit, working capital facilities and business term loans, as well as installment loans, home equity loans, and personal lines of credit to individuals. Trust and investment management services include personal trust, employee benefit trust, investment management, custodial, and financial planning. Through UVEST Financial Services, member NASD/SIPC, the Bank provides financial counseling and brokerage services. The Company also offers safe deposit boxes, wire transfers, collection services, drive-up banking facilities, 24-hour night depositories, automated teller machines, 24-hour telephone banking, and on-line internet banking. Personal and commercial insurance products are offered on an agency basis through Ladd’s Agency, Inc., a multi-line insurance agency.

Competition

The Company’s business is extremely competitive. The Company competes not only with other commercial banks but also with other financial institutions such as thrifts, credit unions, money market and mutual funds, insurance agencies and companies, brokerage firms, and a variety of other financial services companies.

Supervision and Regulation

The following discussion summarizes some of the laws and regulations applicable to bank holding companies and national banks and provides certain specific information relevant to the Company. This regulatory framework primarily is intended for the protection of depositors and the deposit insurance funds that insure bank deposits, and not for the protection of shareholders or creditors of bank holding companies and banks. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Moreover, Congress, state legislatures and regulatory agencies frequently propose changes to the law and regulations affecting the banking industry. The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to accurately predict. A change in the statutes, regulations, or regulatory policies applicable to the Company or its subsidiaries may have a material adverse effect on their business. As a participant in the Capital Purchase Program (“CPP”) under the United States Treasury Department’s Troubled Asset Relief Program (“TARP”), Alliance is subject to certain restrictions and reporting requirements relative to executive compensation and lending activities that do not apply to financial institutions which do not participate in the TARP.

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

The Company’s ability to pay dividends to its shareholders is primarily dependent on the ability of the Bank, the Company’s bank subsidiary, to pay dividends to the Company. The ability of both the Company and the Bank to pay dividends is limited by federal statutes, regulations and policies. For example, it is the policy of the Federal Reserve Board that holding companies should pay cash dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the holding company’s expected future needs and financial condition. The policy provides that holding companies should not maintain a level of cash dividends that undermines the holding company’s ability to serve as a source of strength to its banking subsidiaries. Furthermore, the Bank must obtain regulatory approval for the payment of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank’s net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. The Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations. Prior to December 19, 2011, unless the Company has redeemed the Series A Preferred Stock or the Treasury Department has transferred the Series A Preferred Stock to a third party, the consent of the Treasury Department will be required for the Company to (1) declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.26 per share of common stock) or (2) redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

The Federal Reserve Board has established risk-based capital guidelines that are applicable to financial holding companies. The guidelines established a framework intended to make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and take off-balance sheet exposures into explicit account in assessing capital adequacy. The Federal Reserve Board guidelines define the components of capital, categorize assets into different risk classes, and include certain off-balance sheet items in the calculation of risk-weighted assets. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, less goodwill (“Tier 1 capital”). Banking organizations that are subject to the guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4.00% and a ratio of total capital to risk-weighted assets of at least 8.00%. The appropriate regulatory authority may set higher capital requirements when an organization’s particular circumstances warrant. The remainder (“Tier 2 capital”) may consist of a limited amount of subordinated debt, limited-life preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.” The Company’s Tier 1 and total risk-based capital ratios as of December 31, 2008 were 14.1% and 15.1%, respectively.

In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier 1 capital to quarterly average assets less goodwill (“Tier 1 leverage ratio”) of 3.00% for financial holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other financial holding companies are required to maintain a Tier 1 leverage ratio of 3.00% plus an additional layer of at least 100 to 200 basis points. The Company’s Tier 1 leverage ratio as of December 31, 2008 was 9.6%, which exceeded its regulatory requirement of 4.00%. The guidelines provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

As a national bank, the Bank is subject to primary supervision, regulation, and examination by the Office of the Comptroller of the Currency (“OCC”) and secondary regulation by the FDIC and the Federal Reserve Board. The Bank is subject to federal statutes and regulations that significantly affect its business and activities. The Bank must file reports with its regulators concerning its activities and financial condition and obtain regulatory approval to enter into certain transactions. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, acceptance of deposits, trust activities, mergers, consolidations, payment of dividends, capital requirements, reserves against deposits, establishment of branches and certain other facilities, limitations on loans to one borrower and loans to affiliated persons, and other aspects of the business of banks. In addition, federal legislation has instructed federal agencies to adopt standards or guidelines governing banks’ internal controls, information systems, loan documentation, retail and commercial loan underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and capital, and other matters. Regulatory authorities have broad flexibility to initiate proceedings designed to prohibit banks from engaging in unsafe and unsound banking practices.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. Among other things, federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA identifies the following capital categories for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Rules adopted by the federal banking agencies under FDICIA provide that an institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. FDICIA imposes progressively more restrictive constraints on operation, management, and capital distributions, depending on the capital category in which an institution is classified. At December 31, 2008, the Company and the Bank were in the well-capitalized category, based on the ratios and guidelines noted above.

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

On February 27, 2009, the FDIC adopted an interim rule, with request for comment, which would institute a one-time special assessment of 20 cents per $100 of domestic deposits on FDIC insured institutions. If approved, the Company estimates that the special assessment would total approximately $2 million for the Bank. The assessment would be payable on September 30, 2009. In addition, the FDIC can levy an additional 10 cents per $100 assessment (approximately $1 million for the Bank) in any quarter in the future as needed to maintain the insurance fund at an appropriate level.

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

The Bank has in place a comprehensive Bank Secrecy Act compliance program. In 2008, the Bank engaged in a very limited number of transactions covered by the Bank Secrecy Act of any kind with foreign financial institutions or foreign persons.

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

On March 1, 2005 the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. Trust preferred securities, however, will be subject to stricter quantitative limits. The rule provides that trust preferred securities, together with other “restricted core capital elements,” can be included in a bank holding company’s Tier 1 capital up to one-third of the sum of core capital elements, including “restricted core capital elements,” as defined in the rule. At December 31, 2008, the Company’s trust preferred securities comprised 20.0% of the sum of the Company’s Tier 1 capital.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law as part of a broad initiative to stabilize U.S. financial markets and provide liquidity. EESA enables the federal government, under terms and conditions to be developed by the Secretary of the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. EESA includes, among other provisions: (a) the $700 billion Troubled Assets Relief Program (TARP), under which the Secretary of the Treasury is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the Federal Deposit Insurance Corporation (FDIC).

Under the TARP, the Department of Treasury authorized a voluntary capital purchase program (CPP) to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elected to participate by November 14, 2008. Participating companies must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in EESA to senior Executive Officers; (b) requiring recovery of any compensation paid to senior Executive Officers based on criteria that is later proven to be materially inaccurate; and (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution. The terms of the CPP also limit certain uses of capital by the issuer, including repurchases of company stock, and increases in dividends.

EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. Separate from EESA, in October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program. Under one component of this program, the FDIC temporarily provides unlimited coverage for noninterest bearing transaction deposit accounts through December 31, 2009. The limits are scheduled to return to $100,000 on January 1, 2010.

On February 10, 2009, the Financial Stability Plan (FSP) was announced by the U.S. Treasury Department. The FSP is a comprehensive set of measures intended to shore up the financial system. The core elements of the plan include making bank capital injections, creating a public-private investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the Federal Reserve lending program. The U.S. Treasury Department has indicated more details regarding the FSP are to be announced on a newly created government website, FinancialStability.gov, in the next several weeks.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted. ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure. The new law also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally-aided banks.

Under ARRA, an institution will be subject to the following restrictions and standards throughout the period in which any obligation arising from financial assistance provided under TARP remains outstanding:

¡	Limits on compensation incentives for risk-taking by senior executive officers.
¡	Requirement of recovery of any compensation paid based on inaccurate financial information.
¡	Prohibition on “Golden Parachute Payments”.
¡	Prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees.
¡	Publicly registered TARP recipients must establish a board compensation committee comprised entirely of independent directors, for the purpose of reviewing employee compensation plans.
¡	Prohibition on bonus, retention award, or incentive compensation, except for payments of long term restricted stock.
¡	Limitation on luxury expenditures.
¡	TARP recipients are required to permit a separate shareholder vote to approve the compensation of executives, as disclosed pursuant to the SEC’s compensation disclosure rules.
¡	The chief executive officer and chief financial officer of each TARP recipient will be required to provide a written certification of compliance with these standards to the SEC.

On February 18, 2009, the Homeowner Affordability and Stability Plan (HASP) was announced by the President of the United States. HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements:

¡	Provide access to low-cost refinancing for responsible homeowners suffering from falling home prices.
¡	A $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes.
¡	Support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.

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

As of December 31, 2008, approximately 35% of the Company’s loan and lease portfolio consisted of commercial loans and leases net of unearned income. These types of loans are generally viewed as having more risk of default than conventional residential real estate loans or most consumer loans. Commercial loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans and Leases” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial loans and leases.

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

In December 2008, the Company entered into a Letter Agreement (the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury Department”) pursuant to which the Company has issued and sold to the Treasury Department: (i) 26,918 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (ii) and a warrant (the “Warrant”) to purchase 173,069 shares of the Company’s common stock. Section 5.3 of the Purchase Agreement grants the Treasury Department the ability to unilaterally amend any provision of the Purchase Agreement to the extent required to comply with any changes after the date of the Purchase Agreement in applicable federal statutes. The ability of the Treasury Department to unilaterally amend any provision of the Purchase Agreement presents risks and uncertainties that the Company cannot predict.

The Company is Subject to Additional Government Oversight and Greater Regulatory Uncertainty Through its Participation in the Capital Purchase Program than Financial Institutions Which Do Not Participate in the Program

For as long as the Company has any obligations outstanding under the U.S. Treasury’s CPP, Alliance is subject to certain restrictions and reporting requirements relative to executive compensation which are significantly more restrictive than financial institutions which do not participate in the CPP. The most significant restriction, among others, prohibits the payment of incentive compensation and the vesting of equity securities to the Company’s five highest paid officers. Currently, the restrictions apply to the Company’s CEO, CFO, Executive Vice-President, Executive Vice-President Credit Administration and Senior Vice President Retail Banking Sales and Service. The Company’s inability to pay incentive compensation to its executive officers and other restrictions places it at a significant competitive disadvantage to financial institutions which do not participate in the CPP, and exposes the Company to a heightened risk of an inability to retain or attract executive officers.

The Soundness of Other Financial Services Institutions May Adversely Affect Our Credit Risk

We rely on other financial services institutions through trading, clearing, counterparty, and other relationships. We maintain limits and monitor concentration levels of our counterparties as specified in our internal policies. Our reliance on other financial services institutions exposes us to credit risk in the event of default by these institutions or counterparties. These losses could adversely affect our results of operations and financial condition.

Increases in FDIC Insurance Premiums May Cause Our Earnings to Decrease

The EESA temporarily increased the limit on FDIC coverage to $250,000 for all accounts through December 31, 2009. In addition, we have enrolled in the Temporary Liquidity Guarantee Program for non-interest bearing transaction deposit accounts. This, along with the full utilization or our assessment credit in early 2009 will cause the premiums assessed by the FDIC to increase. These actions will significantly increase the Company’s non-interest expense in 2009 and in future years as long as the increased premiums are in place.

Certain of Our Intangible Assets May Become Impaired in the Future

Intangible assets are tested for impairment on a periodic basis. Impairment testing incorporates the current market price of the Company’s common stock, the estimated fair value of our assets and liabilities, and certain information of similar companies. It is possible that future impairment testing could result in a decline in value of our intangibles which may be less than the carrying value, which may adversely affect our financial condition. If we determine an impairment exists at a given point in time, our earnings and the book value of the related intangibles will be reduced by the amount of the impairment. Notwithstanding the foregoing, the results of impairment testing on our intangible assets have no impact on our tangible book value or regulatory capital levels.

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

The Company Relies on Dividends from Its Subsidiary for Most of Its Revenue

The Company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on the Company’s debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations or pay dividends on the Company’s common and preferred stock.

The inability to receive dividends from the Bank could have a material adverse affect on the Company’s business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 16 – Dividends and Restrictions in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

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

Item 1B. – Unresolved Staff Comments

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

Item 4 — Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data

The common stock of the Company is listed on the NASDAQ Global Market under the symbol “ALNC.” Market makers for the stock include Keefe, Bruyette & Woods, Inc. and Sandler O’Neill & Partners, L.P. There were 961 shareholders of record as of December 31, 2008. The following table presents stock prices for the Company for 2008 and 2007. Stock prices below are based on daily high and low closing prices for the quarter, as reported on the NASDAQ Global Market.

	2008			2007
	High	Low	Dividend Declared	High	Low	Dividend Declared
1st Quarter	$26.70	$23.25	$0.24	$32.27	$28.43	$0.22
2nd Quarter	$27.27	$21.03	$0.24	$30.55	$26.30	$0.22
3rd Quarter	$25.00	$19.56	$0.26	$26.50	$24.07	$0.22
4th Quarter	$24.54	$20.00	$0.26	$26.10	$23.06	$0.24

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

Prior to December 19, 2011, unless the Company has redeemed the Series A Preferred Stock or the Treasury Department has transferred the Series A Preferred Stock to a third party, the consent of the Treasury Department will be required for the Company to (1) declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.26 per share of common stock) or (2) redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

Stock Repurchases

On November 27, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 3% of the Company’s outstanding common stock, or approximately 143,500 shares, over a 12-month period. The stock purchase plan was completed in the third quarter of 2008.

Stock Performance Graph

The graph below matches Alliance Financial Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 3000 index and the SNL Bank NASDAQ index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2003 to 12/31/2008.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Alliance Financial Corporation	100.00	98.26	106.26	108.60	91.67	87.37
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
Russell 3000	100.00	111.95	118.80	137.47	144.54	90.61
NASDAQ Bank	100.00	111.11	108.64	123.74	97.71	74.73

Item 6 — Selected Financial Data

Five-Year Comparative Summary

	December 31,
	2008	2007	2006	2005	2004
Selected Financial Condition Data	(In thousands)
Total assets	$1,367,358	$1,307,014	$1,272,967	$ 983,256	$ 893,934
Loans & leases, net of unearned income	910,755	895,533	881,411	654,086	526,100
Allowance for credit losses	9,161	8,426	7,029	4,960	5,267
Securities available-for-sale	310,993	282,220	261,987	265,494	317,758
Goodwill	32,073	32,187	33,456	—	—
Intangible assets, net	11,528	13,183	14,912	9,671	—
Deposits	937,882	945,230	936,671	739,118	623,121
Borrowings	238,972	200,757	178,575	150,429	181,854
Junior subordinated obligations	25,774	25,774	25,774	10,310	10,310
Shareholders’ equity	144,481	115,560	109,506	69,571	68,896
Common shareholders’ equity	117,563	115,560	109,506	69,571	68,896
Investment assets under management (Market value, not included in total assets)	$ 726,019	$ 971,078	$ 927,674	$ 862,504	$ 282,281

	Year ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share data)
Selected Operating Data
Interest income	$ 67,964	$ 71,032	$ 57,673	$ 46,255	$ 40,757
Interest expense	30,267	38,550	29,951	19,336	12,684

Net interest income	37,697	32,482	27,722	26,919	28,073
Provision for credit losses	5,502	3,790	2,477	144	984

Net interest income after provision for credit losses	32,195	28,692	25,245	26,775	27,089
Non-interest income	20,360	21,292	17,714	14,238	9,177

Total Operating income	52,555	49,984	42,959	41,013	36,266

Non-interest expense	39,378	37,638	33,886	31,352	27,085

Income before taxes	13,177	12,346	9,073	9,661	9,181
Income tax expense	2,820	2,869	1,762	2,154	1,926

Net Income	$ 10,357	$ 9,477	$ 7,311	$ 7,507	$ 7,255

Net income available to common shareholders	$ 10,310	$ 9,477	$ 7,311	$ 7,507	$ 7,255

Stock and Per Share Data
Basic earnings per common share	$ 2.27	$ 2.01	$ 1.92	$ 2.09	$ 2.03
Diluted earnings per common share	$ 2.24	$ 1.98	$ 1.88	$ 2.05	$ 2.00
Basic weighted average common shares outstanding	4,542,957	4,710,530	3,804,711	3,593,864	3,565,226
Diluted weighted average common shares outstanding	4,597,624	4,775,883	3,874,484	3,664,684	3,631,806
Cash dividends declared	$ 1.00	$ 0.90	$ 0.88	$ 0.84	$ 0.84
Dividend payout ratio (1)	44.6%	45.5%	46.8%	41.0%	42.0%
Common book value	$ 25.67	$ 24.53	$ 22.81	$ 19.52	$ 19.29
Tangible common book value	$ 16.15	$ 14.90	$ 12.74	$ 16.80	$ 19.29

(1) Cash dividends declared per share divided by diluted earnings per share.

	Year ended December 31,
Selected Financial and Other Data (1)	2008	2007	2006	2005	2004

Performance Ratios:
Return on average assets	0.78%	0.74%	0.69%	0.80%	0.84%
Return on average equity	8.73%	8.48%	9.40%	10.75%	10.75%
Return on average common equity	8.80%	8.48%	9.40%	10.75%	10.75%
Non-interest income to total income(2)	34.86%	39.29%	38.99%	34.62%	23.16%
Efficiency Ratio(3)	68.04%	70.35%	74.58%	76.14%	74.14%

Rate/Yield Information:
Yield on earning assets	5.88%	6.36%	6.06%	5.47%	5.26%
Cost of funds	2.87%	3.78%	3.46%	2.48%	1.77%
Net interest rate spread	3.01%	2.58%	2.60%	2.99%	3.49%
Net interest margin (tax equivalent)(4)	3.35%	3.02%	3.02%	3.28%	3.69%

(1) Averages presented are daily averages

(2) Non-interest income (net of realized gains and losses on securities and non-recurring items) divided by the sum of net interest income and non-interest income (net of realized gains and losses on securities and non-recurring items)

(3) Non-interest expense divided by the sum of net interest income and non-interest income (net of realized gains and losses on securities and non-recurring items)

(4) Tax equivalent net interest income divided by average earning assets

	At or for the Year ended December 31,
	2008	2007	2006	2005	2004
Asset Quality Ratios
Non-performing loans and leases to total loans and leases	0.49%	0.75%	0.30%	0.25%	0.53%
Non-performing assets to total assets	0.38%	0.53%	0.21%	0.17%	0.31%
Allowance for credit losses to non-performing loans and leases	204.6%	125.7%	266.4%	304.7%	191.5%
Allowance for credit losses to total loans and leases	1.01%	0.94%	0.80%	0.76%	1.00%
Net charge-offs to average loans and leases	0.53%	0.27%	0.23%	0.08%	0.36%

Equity Ratios
Average total common shareholders’ equity to average total assets	8.86%	8.74%	7.37%	7.43%	7.82%
Average tangible common equity to average tangible assets	5.69%	5.21%	6.22%	6.61%	7.82%

Regulatory Ratios
Consolidated:
Tier 1 (core) capital	9.59%	7.53%	7.53%	7.42%	8.70%
Tier 1 risk-based capital	14.05%	10.64%	10.42%	10.93%	14.34%
Total risk-based capital	15.08%	11.59%	11.26%	11.72%	15.34%
Bank:
Tier 1 (core) capital	8.97%	7.26%	7.00%	6.75%	7.79%
Tier 1 risk-based capital	13.15%	10.34%	9.65%	9.96%	12.89%
Total risk-based capital	14.19%	11.30%	10.48%	10.78%	13.89%

Summarized quarterly financial information for the years ended December 31, 2008 and 2007 is as follows:

	Year ended	Three months ended
	12/31/08	12/31/08	9/30/08	6/30/08	3/31/08
		(Dollars in thousands, except share and per share data)
Total interest income	$ 67,964	$ 16,699	$ 16,734	$ 16,980	$ 17,551
Total interest expense	30,267	6,855	7,155	7,473	8,784

Net interest income	37,697	9,844	9,579	9,507	8,767
Provision for credit losses	5,502	1,976	849	1,311	1,366
Non-interest income	20,360	4,754	5,134	5,287	5,185
Non-interest expense	39,378	10,055	9,899	9,630	9,794

Income before income taxes	13,177	2,567	3,965	3,853	2,792
Provision for income taxes	2,820	183	955	966	716

Net Income	$ 10,357	$ 2,384	$ 3,010	$ 2,887	$ 2,076

Basic earnings per share	$ 2.27	$ 0.52	$ 0.66	$ 0.63	$ 0.45
Diluted earnings per share	$ 2.24	$ 0.51	$ 0.65	$ 0.63	$ 0.45
Basic weighted average shares outstanding	4,542,957	4,492,810	4,545,357	4,556,157	4,578,027
Diluted weighted average shares outstanding	4,597,624	4,546,099	4,597,452	4,613,726	4,636,012
Cash dividends declared per share	$ 1.00	$ 0.26	$ 0.26	$ 0.24	$ 0.24
Net interest margin (tax equivalent)	3.35%	3.43%	3.43%	3.39%	3.15%
Return on average assets	0.78%	0.70%	0.92%	0.87%	0.63%
Return on average equity	8.73%	7.52%	10.42%	9.93%	7.15%
Return on average common equity	8.80%	7.74%	10.42%	9.93%	7.15%
Non-interest income to total income	34.86%	32.55%	34.89%	35.74%	36.32%
Efficiency ratio	68.04%	68.87%	67.28%	65.09%	71.14%

	Year ended	Three months ended
	12/31/07	12/31/07	9/30/07	6/30/07	3/31/07
		(Dollars in thousands, except share and per share data)
Total interest income	$ 71,032	$ 17,978	$18,028	$17,649	$17,377
Total interest expense	38,550	9,832	9,822	9,600	9,296

Net interest income	32,482	8,146	8,206	8,049	8,081
Provision for credit losses	3,790	1,200	1,140	700	750
Non-interest income	21,292	5,705	5,432	5,136	5,019
Non-interest expense	37,638	9,496	9,350	9,541	9,251

Income before income taxes	12,346	3,155	3,148	2,944	3,099
Provision for income taxes	2,869	715	738	671	745

Net Income	$9,477	$ 2,440	$ 2,410	$ 2,273	$ 2,354

Basic earnings per share	$ 2.01	$ 0.52	$ 0.51	$ 0.48	$ 0.50
Diluted earnings per share	$ 1.98	$ 0.51	$ 0.51	$ 0.48	$ 0.49
Basic weighted average shares outstanding	4,710,530	4,699,106	4,709,334	4,709,334	4,724,638
Diluted weighted average shares outstanding	4,775,883	4,752,112	4,756,088	4,771,091	4,799,638
Cash dividends declared per share	$ 0.90	$ 0.24	$ 0.22	$ 0.22	$ 0.22
Net interest margin (tax equivalent)	3.02%	2.98%	3.04%	3.01%	3.04%
Return on average assets	0.74%	0.75%	0.75%	0.71%	0.75%
Return on average equity	8.48%	8.49%	8.64%	8.22%	8.58%
Return on average common equity	8.48%	8.49%	8.64%	8.22%	8.58%
Non-interest income to total income	39.29%	40.01%	39.83%	38.95%	38.31%
Efficiency ratio	70.35%	69.93%	68.56%	72.36%	70.62%

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section presents highlight information from management to assist with understanding the consolidated financial condition and results of operations of Alliance Financial Corporation and its subsidiaries (combined, the “Company”), during the year ended December 31, 2008 and the preceding two years. The consolidated financial statements and related notes, included elsewhere in this annual report on Form 10-K should be read in conjunction with the discussions in this section. The matters discussed in this section contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and are based on estimates, forecasts and assumptions involving risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The risks and uncertainties referred to above include, but are not limited to those described under “Forward-Looking Statements” and “Risk Factors” in Items 1 and 1A, respectively of this Form 10-K.

2008 Highlights and Overview

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

	Years ended December 31,
		2008			2007			2006

	Avg. Balance	Amt. of Interest	Avg. Yield/ Rate	Avg. Balance	Amt. of Interest	Avg. Yield/ Rate	Avg. Balance	Amt. of Interest	Avg. Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Federal funds sold	$4,856	$100	2.06%	$362	$18	4.97%	$2,450	$136	5.55%
Taxable investment securities	189,164	8,796	4.65%	174,719	7,929	4.54%	177,027	7,311	4.13%
Nontaxable investment securities	88,667	5,420	6.11%	84,987	5,252	6.18%	75,384	4,683	6.21%
FHLB and FRB stock	11,063	634	5.73%	8,741	628	7.18%	6,233	346	5.55%
Residential real estate loans	294,829	17,442	5.92%	263,180	15,914	6.05%	204,946	12,438	6.07%
Commercial loans	207,931	14,068	6.77%	211,964	17,058	8.05%	170,919	13,459	7.87%
Non-taxable commercial loans	8,618	565	6.56%	8,527	606	7.11%	6,998	476	6.80%
Taxable leases (net of unearned income)	103,726	6,436	6.20%	111,182	7,559	6.80%	72,597	5,091	7.01%
Nontaxable leases (net of unearned income)	16,284	1,020	6.26%	19,259	1,152	5.98%	17,907	1,038	5.80%
Indirect auto loans	179,762	10,180	5.66%	180,688	9,983	5.52%	179,552	9,123	5.08%
Consumer loans	90,675	5,685	6.27%	91,502	7,317	8.00%	72,450	5,680	7.84%

Total interest-earning assets	1,195,575	70,346	5.88%	$1,155,111	$73,416	6.36%	$986,463	$59,781	6.06%
Non-interest-earning assets:
Other assets	133,780			132,431			77,155
Allowance for credit losses	(8,686)			(7,656)			(5,518)
Net unrealized gains (losses) on available-for-sale securities	1,867			(1,712)			(3,227)

Total	$1,322,536			$1,278,174			$1,054,873

Liabilities and Shareholders’ Equity:
Demand deposits	$107,204	$733	0.68%	$97,740	$911	0.93%	$87,221	$519	0.60%
Savings deposits	86,239	492	0.57%	84,764	474	0.56%	62,640	343	0.55%
MMDA deposits	225,590	4,732	2.10%	197,079	6,322	3.21%	176,811	5,141	2.91%
Time deposits	385,275	15,277	3.97%	432,652	20,547	4.75%	378,382	16,161	4.27%
Borrowings	223,230	7,634	3.42%	182,051	8,336	4.58%	144,932	6,648	4.59%
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	1,399	5.43%	25,774	1,960	7.60%	14,606	1,139	7.80%

Total interest-bearing liabilities	$1,053,312	30,267	2.87%	$1,020,060	$38,550	3.78%	$864,592	$29,951	3.46%
Non-interest-bearing liabilities:
Demand deposits	133,997			126,698			101,266
Other liabilities	17,138			19,688			11,239
Shareholders’ equity	118,089			111,728			77,776

Total	$1,322,536			$1,278,174			$1,054,873

Net interest income (tax equivalent)		$40,079			$34,866			$29,830

Net interest rate spread			3.01%			2.58%			2.60%
Net interest margin (tax equivalent)			3.35%			3.02%			3.02%
Federal tax exemption on nontaxable investment securities, loans and leases included in interest income		$2,382			$2,384			$2,108

Net interest income		$37,697			$32,482			$27,722

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

	2008 Compared to 2007			2007 Compared to 2006
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net Change	Volume	Rate	Net Change

	(In thousands)
Federal funds sold	$98	$(16)	$82	$(105)	$(13)	$(118)
Taxable investment securities	668	199	867	(96)	714	618
Non-taxable investment securities	226	(58)	168	594	(25)	569
FHLB and FRB stock	148	(142)	6	163	119	282
Residential real estate loans	1,869	(341)	1,528	3,521	(45)	3,476
Commercial loans	(319)	(2,671)	(2,990)	3.297	302	3,599
Non-taxable commercial loans	6	(47)	(41)	108	22	130
Taxable leases, net of unearned income	(488)	(635)	(1,123)	2,628	(160)	2,468
Non-taxable leases, net of unearned income	(184)	52	(132)	81	33	114
Indirect loans	(51)	248	197	58	802	860
Consumer loans	(66)	(1,566)	(1,632)	1,521	116	1,637

Total interest-earning assets	$1,907	$(4,977)	$(3,070)	$11,770	$1,865	$13,635

Interest-bearing demand deposits	82	(260)	(178)	69	323	392
Savings deposits	9	9	18	125	6	131
MMDA deposits	821	(2,411)	(1,590)	621	560	1,181
Time deposits	(2,102)	(3,168)	(5,270)	2,464	1,922	4,386
Borrowings	1,662	(2,364)	(702)	1,703	(15)	1,688
Junior subordinated obligations issued to unconsolidated subsidiary trusts	—	(561)	(561)	850	(29)	821

Total interest-bearing liabilities	$472	$(8,755)	$(8,283)	$5,832	$2,767	$8,599

Net interest income (tax equivalent)	$1,435	$3,778	$5,213	$5,938	$(902)	$5,036

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007

General

Net income available to common shareholders for 2008 was $10.3 million, an increase of $833,000, or 8.8%, compared to net income of $9.5 million in 2007. Diluted earnings per share were $2.24 in 2008, an increase of 13.1%, or $0.26 per share, compared to $1.98 per share in 2007.

Net Interest Income

Net interest income for the year ended December 31, 2008 totaled $37.7 million, an increase of $5.2 million or 16.1% compared with $32.5 million in 2007. The increase in net interest income resulted from a combination of earning asset growth and a higher net interest margin. Average earning assets increased $40.5 million in 2008 compared with 2007, due primarily to growth in the residential loan and securities portfolios. The tax-equivalent net interest margin was 3.35% in 2008, compared with 3.02% in 2007. The net interest margin growth in 2008 is primarily the result of the Company’s ongoing balance sheet management and deposit pricing strategies and the effects of those strategies in the low interest rate environment of the past year. The rate of growth in the Company’s net interest margin slowed in the second half of 2008 as interest rates on a substantial component of the Company’s interest-bearing liabilities have adjusted to the lower rates in effect during the period.

The Company experienced a decrease of 48 basis points in its tax-equivalent earning assets yield in 2008 compared with 2007, which was more than offset by a 91 basis point decrease in its cost of funds over the same period. The yield on the Company’s interest-earning assets was 5.88% in 2008, compared with 6.36% in 2007. The Company’s cost of funds was 2.87% in 2008, compared with 3.78% in 2007.

Since September 2007, the Federal Reserve has reduced its target fed funds rate from 5.25% to between zero and 0.25%. Over this same time period, a sharp drop in equity markets, economic recession and federal government monetary and economic stimulus efforts have contributed to a sharp decline in the yields on U.S. Treasury securities. As a result of these factors, the yields on two-year, five-year and ten-year treasury securities dropped 339 basis points, 272 basis points and 230 basis points, respectively from August 31, 2007 to December 31, 2008. Yields on commercial loans and consumer loans were most affected by these conditions in 2008, with yields on these assets down 128 basis points and 173 basis points, respectively, in 2008 compared with 2007. These asset types are more sensitive than the Company’s other interest-bearing assets to changes in market interest rates due to the variable rate characteristics of a portion of these portfolios and to the high levels of annual amortization in the portfolios as a result of their relatively shorter duration.

Loans and leases comprised 75.4% of average earning assets in 2008, compared with 76.7% in 2007. The slightly lower proportion of earning assets in loan and leases resulted largely from the Company’s previously announced planned wind-down of the Company’s lease portfolio in the third quarter of 2008, which was also a contributing factor to the lower earning-assets yield in 2008.

The Company’s cost of funds declined markedly in 2008 in all interest-bearing liability categories except savings accounts. The average yield of money market and time deposits dropped 111 basis points and 78 basis points, respectively in 2008 as a result of the lower rate environment and the Company’s deposit pricing strategies. Our wholesale funding costs also dropped significantly in 2008, with the average cost of our borrowings down 115 basis points. At the same time the Company was lowering its borrowing costs due to the lower rates in 2008, it took the opportunity to lower its overall liability-sensitive position by extending the maturity on new or renewed borrowings. The weighted average maturity of the Company’s borrowings was 2.7 years at December 31, 2008 compared with 1.1 years at December 31, 2007.

The average cost on the Company’s junior subordinated obligations decreased 217 basis points in 2008 due to the decline in the three-month Libor index to which these variable rate obligations are tied.

The Company’s liability mix changed favorably during 2008 as the Company continued to focus on growing lower cost savings, demand and money market accounts (transaction accounts) and relied less on higher promotional rates to attract or retain retail time accounts. The aggregate average balance of transaction accounts was $553.0 million in 2008, which was an increase of $47.6 million or 9.4% from the aggregate average balances of $505.5 million in 2007. Average transaction account balances comprised 58.9% of total average deposits in 2008, compared with 53.9% in 2007. Average time account balances in 2008 were $385.3 million or 41.1% of total average deposits in 2008, compared with $432.7 million or 46.1% in 2007. The decrease in average time account balances occurred largely in the first half of 2008 as the Company’s de-emphasis on higher promotional rates allowed the Company to reduce its reliance on highly rate sensitive, short-term retail time accounts.

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

The following table sets forth certain information on non-interest income for the years indicated:

	Years ended December 31,
	2008	2007	Change
	(In thousands)
Investment management income	$8,670	$9,180	$(510)	(5.6)%
Service charges on deposit accounts	5,164	5,296	(132)	(2.5)%
Card-related fees	2,106	1,942	164	8.4%
Insurance agency income	1,583	1,855	(272)	(17.2)%
Income from bank-owned life insurance	856	635	221	34.8%
Gain on sale of loans	252	192	60	31.3%
Gains (losses) on sale of securities available-for-sale	137	(12)	149	1,241.7%
Other operating income	1,592	2,204	(612)	(27.8)%

Total non-interest income	$20,360	$21,292	$(932)	(4.4)%

Total non-interest income decreased $932,000 or 4.4% in 2008, with lower investment management fees and fewer non-recurring income items in 2008 as compared to 2007 contributing to the decrease. The largest single non-recurring item in 2007 was a $283,000 gain on the prepayment of certain equipment leases which is included in other non-interest income in 2007.

Investment management income decreased by $510,000 or 5.6% in 2008 as a result of the impact of declines in equity markets on the investment management portfolio under management. The S&P 500 Index and the Dow Jones Industrial Average were down 39% and 34%, respectively in 2008. These market declines were the primary factors in a 25% decline in the levels and values of assets managed by the Company, and on the fees generated from these managed assets. Despite this, the Company’s account retention rates remain at levels consistent with our historical norms.

Non-interest income comprised 34.9% of total revenue (non-interest income, net of realized gains and losses on securities and non-recurring items, and net interest income) in 2008 compared with 39.3% in 2007.

Non-Interest Expenses

The following table sets forth certain information on operating expenses for the years indicated:

	Years ended December 31
	2008	2007	Change
	(In thousands)
Salaries and employee benefits	$19,823	$18,281	$1,542	8.4%
Occupancy and equipment expenses	7,032	6,765	267	3.9%
Communication expense	791	827	(36)	(4.4)%
Office supplies and postage expense	1,137	1,236	(99)	(8.0)%
Marketing expense	1,090	1,237	(147)	(11.9)%
Amortization of intangible assets	1,622	1,729	(107)	(6.2)%
Professional fees	2,661	2,845	(184)	(6.5)%
Other non-interest expense	5,222	4,718	504	10.7%

Total non-interest expenses	$39,378	$37,638	$1,740	4.6%

Total non-interest expense increased $1.7 million or 4.6% in 2008. Salaries and benefits increased $1.5 million or 8.4% due primarily to the absence of incentive compensation accruals in 2007, and increased participation in the Company’s 401(k) plan, higher medical insurance costs and normal salary increases in 2008.

The Company’s efficiency ratio was 68.0% in 2008, compared with 70.4% in 2007.

Income Tax Expense

The Company’s effective tax rate was 21.4% in 2008 and 23.2% in 2007. The decrease in the effective tax rate in 2008 primarily reflects an increase in the percentage of non-taxable income to pre-tax income.

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006

General

Net income for 2007 was $9.5 million, an increase of $2.2 million, or 29.6%, compared to net income of $7.3 million in 2006. Diluted earnings per share were $1.98 in 2007, an increase of 5.3%, or $0.10 per share, compared to $1.88 per share in 2006.

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

Reductions in the federal funds rate late in 2007 by the Federal Reserve along with a weakening of national economic conditions contributed to a decline in short-term market interest rates late in 2007. Both the Company’s earning-assets yields and its cost of funds began to decline in the fourth quarter of 2007 as a result.

Non-Interest Income

The following table sets forth certain information on non-interest income for the years indicated:

	Years ended December 31,
	2007	2006	Change
	(In thousands)
Investment management income	$9,180	$8,895	$285	3.2%
Service charges on deposit accounts	5,296	4,316	980	22.7%
Card-related fees	1,942	1,291	651	50.4%
Insurance agency income	1,855	615	1,240	201.6%
Income from bank-owned life insurance	635	455	180	39.6%
Gain on sale of loans	192	126	66	52.4%
Losses on sale of securities available-for-sale	(12)	(2)	(10)	(500.0)%
Other operating income	2,204	2,018	186	9.2%

Total non-interest income	$21,292	$17,714	$3,578	20.2%

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

Approximately 60% of the increase in other non-interest income was comprised of non-recurring items, including a $283,000 gain on a prepayment of certain equipment leases and an increase in other non-interest income resulted primarily from increases in mortgage servicing fees and miscellaneous customer fees. These increases were partly offset by a decrease in rental income from operating leases.

Non-interest income comprised 39.3% of total revenue (non-interest income, net of realized gains and losses on securities and lease prepayment, and net interest income) in 2007 compared with 39.0% in 2006.

Non-Interest Expenses

The following table sets forth certain information on operating expenses for the years indicated:

	Years ended December 31
	2007	2006	Change
	(In thousands)
Salaries and employee benefits	$18,281	$16,607	$1,674	10.1%
Occupancy and equipment expenses	6,765	6,460	305	4.7%
Communication expense	827	744	83	11.2%
Office supplies and postage expense	1,236	1,079	157	14.6%
Marketing expense	1,237	1,128	109	9.7%
Amortization of intangible assets	1,729	797	932	116.9%
Professional fees	2,845	3,239	(394)	(12.2)%
Other non-interest expense	4,718	3,832	886	23.1%

Total non-interest expenses	$37,638	$33,886	$3,752	11.1%

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

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

General

Total assets increased $60.3 million or 4.6% in 2008, to $1.4 billion at December 31, 2008.

Federal funds sold increased $26.9 million in 2008 upon receipt of proceeds from the issuance of preferred stock and common stock warrants in December 2008 in connection with the Company’s voluntary participation in the Department of the Treasury’s Capital Purchase Program (CPP). These funds will be used, along with the Company’s other funding sources and cash flows, to meet the financing needs of credit worthy retail and commercial borrowers in our markets. . The proceeds from the CPP will continue to be segregated from the Company’s general corporate funds during the time that they are drawn down to fund new loan originations.

Securities available-for-sale increased $26.4 million or 9.7%, and total loans and leases, net of unearned income, increased $15.2 million or 1.7% in 2008.

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

The following table sets forth the amortized cost and market value for the Company’s available-for-sale securities portfolio:

	Years ended December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Debt securities:
U.S. Treasury obligations	$101	$102	$100	$101	$6,839	$6,420
Obligations of U.S. government-sponsored corporations	34,489	35,143	60,902	60,942	62,178	61,452
Obligations of states and political subdivisions	89,154	91,033	87,028	88,580	86,299	87,388
Mortgage-backed securities	167,753	169,960	120,258	120,155	97,908	96,163

Total debt securities	$291,497	$296,238	$268,288	$269,778	$253,224	$251,423

Stock investments:
Equity securities	1,958	1,923	1,934	1,946	1,942	2,111
Mutual funds	1,000	988	1,000	989	500	468

Total stock investments	2,958	2,911	2,934	2,935	2,442	2,579

Total available for sale	294,455	299,149	271,222	272,713	255,666	254,002
Net unrealized gains (losses) on available-for-sale securities	4,694		1,491		(1,664)

Total carrying value	$299,149		$272,713		$254,002

The Company’s investment securities portfolio totaled $299.1 million at December 31, 2008, compared with $272.7 million at December 31, 2007. The Company’s portfolio is comprised entirely of investment grade securities, the majority of which are rated “AAA” by one or more of the nationally recognized rating agencies. The breakdown of our securities portfolio at December 31, 2008 is 57% guaranteed mortgage-backed securities, 30% municipal securities and 12% obligations of U.S. Government sponsored corporations. Mortgage-backed securities, which totaled $170.0 million at December 31, 2008, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the full faith and credit of the federal government. The Company does not invest in any securities backed by sub-prime, Alt-A or other high-risk mortgages. The Company also does not hold any preferred stock, corporate debt or trust preferred securities in its investment portfolio.

The Company had net unrealized gains of approximately $4.7 million in its securities portfolio at December 31, 2008, compared with net unrealized gains of $1.5 million at December 31, 2007. The increase in unrealized gains in 2008 resulted primarily from the changes in market interest rates and the levels of risk premiums sought by market participants during 2008.

The following table sets forth as of December 31, 2008, the maturities and the weighted-average yields of the Company’s debt securities, which have been calculated on the basis of the amortized cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:

	At December 31, 2008
	Amount Maturing Within One Year or Less	Amount Maturing After One Year but Within Five Years	Amount Maturing After Five Years but Within Ten Years	Amount Maturing After Ten Years	Total Cost
	(In thousands)
U.S. Treasury obligations	$—	$101	$—	$—	$101
Obligations of U.S. government-sponsored corporations	14,877	19,612	—	—	34,489
Obligations of states and political subdivisions	12,590	48,216	24,374	3,974	89,154
Mortgage-backed securities	48,139	82,965	23,022	13,627	167,753

Total debt securities available-for-sale	$75,606	$150,894	$47,396	$17,601	$291,497

Weighted average yield at year end(1)	4.32%	4.72%	5.30%	4.88%	4.72%

(1)

Weighted average yields on the tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a marginal federal tax rate of 34%. These yields are an arithmetic computation of interest income divided by average balance and may differ from the yield to maturity, which considers the time value of money.

Loans and Leases

The loan and lease portfolio is the largest component of the Bank’s earning assets and accounts for the greatest portion of total interest income. The Bank provides a full range of credit products through its branch network and its commercial department. Consistent with the focus on providing community banking services, the Bank generally does not attempt to diversify geographically by making a significant amount of loans to borrowers outside of the primary service area. Loans are internally generated and the majority of the lending activity takes place in the New York State counties of Cortland, Madison, Onondaga, Oneida, and Oswego. In addition, the Bank originates indirect auto loans in the western counties of New York State. In connection with the Company’s ongoing strategic review and balance sheet management processes, Alliance Leasing, Inc. ceased origination of new transactions in the third quarter of 2008. The operations of Alliance Leasing are currently limited to servicing the existing lease portfolio. As a result, the lease portfolio is projected to amortize at the rate of approximately $9 million per quarter over the next year.

Total loans and leases, net of unearned income and deferred costs, increased $15.2 million or 1.7% in 2008.

Residential mortgages increased $40.6 million or 14.8% in 2008, and reached an all-time high of $314.0 million at December 31, 2008. Residential mortgage origination volume increased $29.9 million or 40.8% in 2008 compared with 2007, reaching an all-time high for the Company of $103.2 million in 2008. Alliance has increased its market share due largely to its focused expansion of and investment in the Company’s mortgage business in Central New York over the past two years. Substantially all of the Company’s residential mortgage originations are conventional mortgages originated in its local markets. The Company does not originate sub-prime, Alt-A, negative amortizing or other higher risk residential mortgages.

Commercial loans outstanding decreased $2.8 million or 1.3% in 2008, reflecting in part, the difficulty in expanding this portfolio in the perennially low-growth markets in which we operate. Until recently, opportunities for growing our commercial loan portfolio were further limited by aggressive competition predominantly from the larger commercial banks and non-bank lenders operating in our markets, some of whom had offered credit terms (such as non-recourse and high loan-to-values) against which we chose not to compete. As a result, Alliance declined many potential commercial lending opportunities due to underwriting concessions it was unwilling to make. The more recent credit market turmoil and difficulties experienced by some of the larger lenders with whom we compete is anticipated to present opportunities for Alliance to compete more effectively for sound commercial credits without compromising our long-standing underwriting standards. As one of the largest community banks headquartered in Central New York, Alliance expects to play a more prominent role in meeting the financing needs of credit worthy commercial customers with terms that are sound and within our standards. In 2008, originations of commercial loans (excluding lines of credit), totaled approximately $40 million, compared with approximately $43 million in 2007.

Leases (net of unearned income) decreased $26.6 million or 20.3% in 2008 due to the sale of a $10.8 million segment of the portfolio in the second quarter of 2008 and as a result of the Company’s previously announced decision to cease new lease originations in the third quarter of 2008. As noted above, the lease portfolio is expected to continue to run-off at the rate of approximately $9 million per quarter over the next year.

Indirect auto loans increased $6.7 million or 3.8% in 2008, though the portfolio growth was slightly negative in the fourth quarter due to normal seasonal sales declines which have been exacerbated by the widespread drop in consumer automobile purchases. The Company originated $94.8 million of indirect auto loans in 2008, of which $55.7 million were new vehicles and $39.1 million were late model pre-owned vehicles. Alliance originates auto loans through a network of reputable, well established automobile dealers located in Central and Western New York. Applications received through the Company’s indirect lending program are subject to the same comprehensive underwriting criteria and procedures as in its direct lending program.

The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated:

	Years ended December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$314,039	34.6%	$273,465	30.6%	$252,134	28.7%	$185,760	28.5%	$175,851	33.6%
Commercial loans	214,315	23.6%	217,136	24.4%	223,600	25.4%	162,408	24.8%	154,188	29.4%
Leases, net of unearned Income	104,655	11.6%	131,300	14.7%	131,048	14.9%	65,172	10.0%	13,762	2.6%
Indirect auto loans	182,807	20.2%	176,115	19.7%	181,929	20.7%	172,113	26.4%	117,623	22.4%
Other consumer loans	90,906	10.0%	94,246	10.6%	90,438	10.3%	66,981	10.3%	62,956	12.0%

	906,722	100.0%	892,262	100.0%	879,149	100.0%	652,434	100.0%	524,380	100.0%

Net deferred loan costs	4,033		3,271		2,262		1,652		1,720

Total loans and leases	910,755		895,533		881,411		654,086		526,100
Allowance for credit losses	(9,161)		(8,426)		(7,029)		(4,960)		(5,267)

Net Loans and Leases	$901,594		$887,107		$874,382		$649,126		$520,833

The following table shows the amount of loans and leases outstanding as of December 31, 2008, which, based on remaining scheduled payments of principal, are due in the periods indicated:

	Maturing within one year or less	Maturing after one but within five years	Maturing after five but within ten years	Maturing after ten years	Total
	(In thousands)
Residential real estate	$ 15,550	$ 59,217	$ 83,420	$ 155,852	$ 314,039
Commercial loans	64,938	74,305	39,898	35,174	214,315
Leases, net of unearned income	31,072	61,003	10,699	1,881	104,655
Indirect auto loans	59,569	121,416	1,822	–	182,807
Other consumer loans	20,029	42,632	22,359	5,886	90,906

Total loans & leases, net of unearned income	$ 191,158	$ 358,573	$ 158,198	$ 198,793	$ 906,722

The following table sets forth the sensitivity to changes in interest rates as of December 31, 2008:

	Fixed Rate	Variable Rate	Total
	(In thousands)
Due after one year, but within five years	$280,810	$77,763	$358,573
Due after five years	175,100	181,891	356,991

Asset Quality and the Allowance for Credit Losses

The following table represents a summary of delinquent loans and leases grouped by the number of days delinquent at the dates indicated:

Delinquent loans and leases	December 31, 2008			December 31, 2007
	$		%(1)	$		%(1)
	(Dollars in thousands)
30 days past due		$11,124	1.22%		$8,633	0.97%
60 days past due		4,736	0.52%		1,042	0.12%
90 days past due and still accruing		126	0.01%		39	—
Non-accrual		4,352	0.48%		6,667	0.75%

Total		$20,338	2.23%		$16,381	1.84%

(1) As a percentage of total loans and leases, excluding deferred costs

Weaknesses in the local, state and national economies contributed, in part, to an increase in delinquent loans and leases in the fourth quarter and full year of 2008. Loans and leases past due 30 days or more totaled $20.3 million or 2.23% of total loans and leases at December 31, 2008, compared with $10.9 million or 1.20% at September 30, 2008 and $16.4 million or 1.84% at December 31, 2007. Approximately 55% of all delinquent loans and leases at the end of 2008 were past due for one payment, and 23% were two payments past due. The largest increase in delinquencies was in the Company’s lease portfolio, with $6.7 million past due 30 days or more at December 31, 2008, compared with $1.1 million at September 30, 2008 and $1.6 million at December 31, 2007. Residential mortgages past due 30 days or more totaled $6.7 million at December 31, 2008, compared with $4.9 million at September 30, 2008 and $5.9 million at December 31, 2007. Commercial loans past due 30 days or more totaled $5.5 million at December 31, 2008, compared with $3.9 million at September 30, 2008 and $7.0 million at December 31, 2007.

The following table represents information concerning the aggregate amount of non-performing assets:

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Non-accrual loans and leases:
Residential real estate	$1,506	$1,118	$298	$12	$168
Commercial	1,997	4,988	1,248	1,103	2,116
Leases	595	320	99	—	—
Indirect auto	101	83	63	74	90
Consumer	153	158	141	169	60

Total non-accrual loans and leases	4,352	6,667	1,849	1,358	2,434

Accruing loans and leases past due 90 days or more	126	39	790	270	317

Total non-performing loans	4,478	6,706	2,639	1,628	2,751
Other real estate owned and other repossessed assets	657	229	-	6	53

Total non-performing assets	$5,135	$6,935	$2,639	$1,634	$2,804

Total non-performing loans and leases to total loans and leases	0.49%	0.75%	0.30%	0.25%	0.53%
Total non-performing assets to total assets	0.38%	0.53%	0.21%	0.17%	0.31%
Allowance for credit losses to non-performing loans and leases	204.6%	125.7%	266.4%	304.7%	191.5%
Allowance for credit losses to total loans and leases	1.01%	0.94%	0.80%	0.76%	1.00%

Non-performing assets, defined as non-accruing loans and leases plus loans and leases 90 days or more past due, along with other real estate owned and other repossessed assets were $5.1 million or 0.38% of total assets at December 31, 2008, compared with $6.9 million or 0.53% of total assets at December 31, 2007. Conventional residential mortgages comprised $1.5 million (22 loans) or 33.6% of nonperforming loans and leases at December 31, 2008. Commercial loans on nonaccrual status decreased $3.0 million in 2008, and totaled $2.0 million (16 loans) or 44.6% of nonperforming loans and leases at the end of 2008. The decrease in nonaccrual commercial loans in 2008 is due primarily to principal pay downs (including $600,000 in cash collected in the fourth quarter of 2008), collateral liquidation and charge-offs with respect to the two largest nonperforming loans (totaling $2.8 million) at the end of 2007.

As a recurring part of its portfolio management program, the Company has identified approximately $13.3 million in potential problem loans at December 31, 2008, as compared to $5.4 million at December 31, 2007. The average balance of such potential problem loans was $333,000 and $208,000 at December 31, 2008 and December 31, 2007, respectively. Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as “substandard.” At December 31, 2008, potential problem loans primarily consisted of commercial loans and commercial real estate . There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

The Bank has a loan and lease monitoring program that it believes appropriately evaluates non-performing loans and leases and the loan and lease portfolio in general. The loan and lease review program continually audits the loan and lease portfolio to confirm management’s loan and lease risk rating system, and systematically tracks problem loans and leases to ensure compliance with loan and lease policy underwriting guidelines, and to evaluate the adequacy of the allowance for credit losses.

The Bank’s policy is to place a loan or lease on non-accrual status and recognize income on a cash basis when a loan or lease is more than 90 days past due, unless in the opinion of management, the loan or lease is well secured and in the process of collection. The impact of interest not recognized on non-accrual loans and leases was $264,000 in 2008, $202,000 in 2007, and $40,000 in 2006. The Bank considers a loan or lease impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on fair value of the collateral. As of December 31, 2008, there was $1.1 million in impaired loans for which $193,000 in related allowance for credit losses was allocated. There was $4.2 million in impaired loans for which $1.3 million in related allowance for credit losses was allocated as of December 31, 2007.

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

	Years ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance at beginning of year	$8,426	$7,029	$4,960	$5,267	$6,069
Loans and leases charged-off:
Residential real estate	276	103	33	39	123
Commercial loans	1,940	545	689	393	1,271
Leases	1,844	881	560	—	—
Indirect auto	295	211	195	296	531
Consumer	1,284	1,487	913	360	265

Total loans and leases charged off	5,639	3,227	2,390	1,088	2,190
Recoveries of loans and leases previously charged off:
Residential real estate	32	1	1	45	10
Commercial loans	113	48	59	209	52
Leases	40	13	—	—	—
Indirect auto	91	119	213	191	218
Consumer	596	653	412	192	124

Total recoveries	872	834	685	637	404

Net loans and leases charged off	4,767	2,393	1,705	451	1,786
Provision for credit losses	5,502	3,790	2,477	144	984
Allowance acquired from Bridge Street Financial Inc.	—	—	1,297	—	—

Balance at end of year	$9,161	$8,426	$7,029	$4,960	$5,267

The provision for credit losses was $5.5 million in 2008, compared with $3.8 million in 2007. Net charge-offs were $4.8 million in 2008, compared with $2.4 million in 2007. Total charge-offs in 2008 were impacted by comprehensive liquidation strategies implemented in the first quarter on the two largest non-performing commercial relationships at that time, which resulted in charge-offs of $1.2 million or 65% of the first quarter’s total gross charge-offs. Net charge-offs in the fourth quarter of 2008 were $1.7 million compared with $637,000 in the fourth quarter of 2007. The increase in charge-offs in the fourth quarter related largely to deterioration in specific segments of the Company’s equipment lease portfolio. In the fourth quarter of 2008, the Company took aggressive action to address the challenges in these segments, including charge downs and repossession of leased equipment. The net outstanding balance of the affected segments of the portfolio was approximately $10 million at December 31, 2008.

The Company’s increased level of credit loss provisions in 2008 is a reflection of generally higher levels of loan delinquencies and charge-offs in 2008, a higher level of classified loans, and management’s assessment of the potential impact on the Company’s portfolio of macroeconomic factors and credit market conditions affecting the financial institutions sector generally.

Net charge-offs equaled 0.53% of average loans and leases in 2008 (0.74% annualized rate in the fourth quarter of 2008), compared with 0.27% in 2007 (0.29% annualized rate in the fourth quarter of 2007). The provision for credit losses as a percentage of net charge-offs was 115.4% in 2008, compared with 158.4% in 2007. The decrease in the ratio of the provision for credit losses to net charge-offs in 2008 was largely the result of provision recorded by the Company in 2007 on impaired loans which were charged down to their estimated collectible amounts in the first quarter of 2008.

The allowance for credit losses was $9.2 million at December 31, 2008, compared with $8.4 million at December 31, 2007. The ratio of the allowance for credit losses to total loans and leases was 1.01% at December 31, 2008, compared with 0.94% at December 31, 2007. The ratio of the allowance for credit losses to nonperforming loans and leases was 204.6% at December 31, 2008, compared with 125.7% at December 31, 2007.

The allowance for credit losses has been allocated within the following categories of loans and leases at the dates indicated with the corresponding percent of loans to total loans for each category (dollars in thousands):

	December 31,
	2008		2007		2006		2005		2004
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans

Residential real estate	$ 850	34.6%	$ 978	30.6%	$ 969	28.7%	$ 653	28.5%	$ 689	33.6%
Commercial	3,988	23.6%	4,097	24.4%	3,143	25.4%	2,521	24.8%	2,714	29.4%
Leases	2,673	11.6%	1,951	14.7%	1,468	14.9%	385	10.0%	51	2.6%
Indirect auto	879	20.2%	685	19.7%	785	20.7%	1,099	26.4%	1,447	22.4%
Consumer	771	10.0%	715	10.6%	664	10.3%	302	10.3%	366	12.0%

Total	$ 9,161	100.0%	$ 8,426	100.0%	$ 7,029	100.0%	$ 4,960	100.00%	$ 5,267	100.00%

The allowance for credit losses is allocated according to the amount deemed to be reasonably necessary to provide for the probable incurred losses within each category of loans and leases. Increases in the amount allocated to the commercial and lease portfolios reflect the higher outstanding balances of these portfolios coupled with the higher inherent risk of these portfolios compared with residential and consumer lending.

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

The following table sets forth the composition of the Company’s deposits by business line at year-end (dollars in thousands):

	December 31, 2008					December 31, 2007
	Retail	Commercial	Municipal	Total	Percent	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$35,685	$101,423	$3,737	$140,845	15.0%	$35,133	$100,598	$ 2,960	$138,691	14.6%
Interest checking	82,096	11,134	13,062	106,292	11.3%	77,368	9,636	14,789	101,793	10.8%
Total checking	117,781	112,557	16,799	247,137	26.3%	112,501	110,234	17,749	240,484	25.4%

Savings	76,811	8,049	3,382	88,242	9.4%	74,283	6,498	1,545	82,326	8.7%
Money market	74,597	45,471	127,324	247,392	26.4%	70,684	43,565	88,826	203,075	21.5%
Time deposits	296,381	20,189	38,541	355,111	37.9%	352,760	22,897	43,688	419,345	44.4%

Total deposits	$565,570	$186,266	$186,046	$937,882	100.0%	$610,228	$183,194	$151,808	$945,230	100.0%

Total deposits decreased $7.3 million or 0.8% in 2008 as a decrease in high-rate, short-term time accounts resulting from the Company’s de-emphasis of these types of accounts was substantially offset by growth in lower rate checking, savings and money market accounts. The Company’s liability mix changed favorably during 2008 as it continued to focus on growing lower cost savings, demand and money market accounts (transaction accounts) and relied less on higher promotional rates to attract or retain retail time accounts. Transaction accounts increased $56.9 million in 2008 and comprised 62.1% of total deposits at the end of 2008, compared with 55.6% at December 31, 2007. During 2008, the Company added a net 4,400 in new transaction accounts, due largely to business development efforts focusing on these lower cost accounts and to a greater awareness of the Alliance brand in our markets. These increases largely offset decreases in time accounts of $64.2 million in 2008 as the Company actively managed its deposit pricing and promotional rate structure in order to reduce its reliance on high-rate, short-term retail time accounts.

Time deposits in excess of $100,000, which tend to be more volatile and sensitive to interest rates, totaled $102.0 million at December 31, 2008, representing 28.7% of total time deposits and 10.9% of total deposits. These deposits totaled $117.0 million, representing 27.9% of total time deposits and 12.4% of total deposits at year-end 2007.

The following table schedules the amount of the Company’s time deposits of $100,000 or more by time remaining until maturity as of December 31, 2008 (in thousands):

Less than three months	$17,981
Three months to six months	28,994
Six months to one year	33,949
Over one year	21,045

Total	$101,969

Borrowings

The Bank offers retail repurchase agreements primarily to its larger business customers. Under the terms of the agreements, the Bank sells investment portfolio securities to the customer and agrees to repurchase the securities on the next business day. The Bank uses this arrangement as a deposit alternative for its business customers. As of December 31, 2008, retail repurchase agreement balances amounted to $40.5 million compared to balances of $52.8 million at December 31, 2007.

During 2008, the Bank utilized collateralized repurchase agreements with various brokers and advances from the Federal Home Loan Bank of New York (FHLB) as alternative sources of funding and as a liability management tool. At December 31, 2008, the combination of repurchase agreements and FHLB advances were $198.5 million, compared to $148.0 million at December 31, 2007. Detailed information regarding the Company’s borrowings is included in Note 7 in the consolidated financial statements section of this report.

Capital

Shareholders’ equity was $144.5 million at December 31, 2008, compared with $115.6 million at December 31, 2007. In December 2008, the Company received $26.9 million from its voluntary participation in the CPP. In the transaction, the Treasury Department purchased 26,918 shares of newly issued, non-voting senior preferred stock for $26.9 million, with an initial annual dividend rate of 5%. The U.S. Treasury also received a warrant to purchase 173,069 shares of the Company’s common stock with an exercise price of $23.33 per share representing an aggregate market price of $4.0 million or 15% of the preferred stock investment. In addition to this transaction, shareholders’ equity increased $5.8 million in 2008 from net income of $10.4 million which was partially offset by dividends declared of $4.6 million. In 2008 the Company purchased 143,900 shares of its stock for a total of $3.4 million, or an average price per share of $23.84 per share.

The Company’s Tier 1 leverage ratio was 9.6% and its total risk-based capital ratio was 15.1% at the end of the fourth quarter, both of which exceeded the regulatory thresholds required to be classified as a well-capitalized institution, which are 5.0% and 10.0%, respectively.

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of the Bank, that supports growth and expansion activities while at the same time exceeding regulatory standards. Capital adequacy in the banking industry is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. At December 31, 2008, the Company exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized institution.” A more comprehensive analysis of regulatory capital requirements, including ratios for the Company, is included in Note 18 of the consolidated financial statements.

Liquidity and Capital Resources

The Company’s liquidity is primarily measured by the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows of deposits, and to take advantage of market interest rate opportunities. Funding of loan and lease commitments, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases, and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Management Committee (ALCO) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of December 31, 2008, that liquidity as measured by the Bank is in compliance with its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, securities, loan and lease repayments, borrowings from the FHLB, and securities sold under repurchase agreements. During the year ended December 31, 2008, cash and cash equivalents increased by $17.4 million as net cash provided by operating activities and financing activities of $82.0 million exceeded the net cash used in investing activities of $64.7 million. Net cash provided by financing activities reflects the $26.9 million in proceeds from the issuance of preferred stock and a net increase in borrowings of $38.2 million, partly offset by a $7.3 million net decrease in deposits, treasury stock purchases of $3.4 million and cash dividends paid of $4.6 million. Net cash used in investing activities primarily results from a net increase in loans and leases of $31.5 million, a net increase in investment securities of $23.3 million, and a $7.0 million purchase of bank-owned life insurance.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of December 31, 2008, the Bank’s credit limit with the FHLB was $245.9 million with outstanding borrowings in the amount of $175.7 million.

The Company had a $151.8 million line of credit at December 31, 2008 with the Federal Reserve Bank of New York through its Discount Window. The Company has pledged indirect loans and securities totaling $183.4 million and $5.2 million, respectively, at December 31, 2008. The Company did not draw any funds on this line of credit in 2008. At December 31, 2008 and 2007, the Company also had available $35.5 million of federal funds lines of credit with other financial institutions, none of which was in use at December 31, 2008 and 2007, respectively.

In December 2003, the Company formed Alliance Financial Capital Trust I, a wholly-owned subsidiary of the Company. The trust was formed for the purpose of issuing $10.0 million of Company-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debentures held by the trust are the sole assets of that trust. Distributions on the capital securities issued by the trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by the trust. The capital securities have a variable annual coupon rate that resets quarterly based upon three-month LIBOR plus 285 basis points (6.32% at December 31, 2008). The capital securities have a 30-year maturity and are redeemable at par beginning in January 2009.

In September 2006, the Company formed Alliance Financial Capital Trust II, a wholly-owned subsidiary of the Company. The trust was formed for the purpose of issuing $15.0 million of Company-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debentures held by the trust are the sole assets of that trust. Distributions on the capital securities issued by the trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by the trust. The capital securities have a variable annual coupon rate that resets quarterly based upon three-month LIBOR plus 165 basis points (3.65% at December 31, 2008). The capital securities have a 30-year maturity and are redeemable at par in September 2011 and any time thereafter.

In December 2008, the Company entered into a Purchase Agreement with the Treasury Department pursuant to which the Company has issued and sold to the Treasury Department: (i) 26,918 shares of the Series A Preferred Stock, having a liquidation amount per share equal to $1,000, for a total price of $26,918,000 (ii) and a Warrant to purchase 173,069 shares of the Company’s common stock at an exercise price per share of $23.33.

The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum. The Company may not redeem the Series A Preferred Stock during the first three years except with the proceeds from a “qualified equity offering”. After three years, the Company may, at its option, redeem the Series A Preferred Stock at the liquidation amount plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. The ARRA now provides an opportunity for TARP recipients to immediately repay a TARP financing assistance without first needing to raise any funds, subject to the consultation by the Treasury Department with the appropriate federal banking agency. The nature of the consultation process is not defined under the ARRA, and banking regulators might seek to require a withdrawing TARP recipient to raise additional funds from third parties if the regulators determine that there are not otherwise sufficient capital reserves. Under repayment, the Treasury Department is required to liquidate any warrants it received from the Company.

Future federal statutes may contain retroactive restrictions which may adversely affect our ability to comply with the terms of the Purchase Agreement or effectively manage our business, and therefore, we may choose to redeem the preferred shares issued under the CPP.

Prior to December 19, 2011, and unless the Company has redeemed all of the Series A Preferred Stock or the Treasury Department has transferred all of the Series A Preferred Stock to a third party, the approval of the Treasury Department will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement.

The Warrant has a ten year term and is immediately exercisable. The Warrant provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock, and upon certain issuances of the Company’s common stock at or below a specified price relative to the then current market price of the Company’s common stock. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than the purchase price of the Series A Preferred Stock from one or more “qualified equity offerings,” the number of shares of common stock issuable pursuant to the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments. Pursuant to the Purchase Agreement, the Treasury Department has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

Both the Series A Preferred Stock and Warrant will be accounted for as components of the Company’s Tier 1 capital.

The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has agreed to register for resale the Series A Preferred Stock, the Warrant and the shares of common stock underlying the Warrant (the “Warrant Shares”), as soon as practicable after the date of the issuance of the Series A Preferred Stock and the Warrant. Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that the Treasury Department may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of the date on which the Company receives aggregate gross cash proceeds of not less than the purchase price of the Series A Preferred Stock from one or more “qualified equity offerings” and December 31, 2009.

Prior to December 19, 2011, unless the Company has redeemed the Series A Preferred Stock or the Treasury Department has transferred the Series A Preferred Stock to a third party, the consent of the Treasury Department will be required for the Company to (1) declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.26 per share of common stock) or (2) redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

In addition, under the Certificate of Designations, the Company’s ability to declare or pay dividends or repurchase its common stock or other equity or capital securities will be subject to restrictions in the event that it fails to declare and pay (or set aside for payment) full dividends on the Series A Preferred Stock.

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements

Contractual Obligations

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents as of December 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due In
	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
		(Dollars in thousands)
Time deposits*	6	$255,645	$69,148	$30,318	$—	$355,111
Borrowings*	7	108,972	65,000	25,000	40,000	238,972
Junior subordinated obligations issued to unconsolidated subsidiaries*	8	—	—	—	25,774	25,774
Operating leases	15	1,113	1,912	1,005	3,033	7,063
Purchase obligations	15	172	344	344	1,708	2,568

Total		$365,902	$136,404	$56,667	$70,515	$629,488

*Excludes interest

The Company has obligations under its pension, post-retirement plan, directors’ retirement and supplemental executive retirement plans as described in Note 12 to the consolidated financial statements. The supplemental executive retirement, pension and postretirement benefit and directors’ retirement payments represent actuarially determined future benefit payments to eligible plan participants.

As of December 31, 2008, the liability for uncertain tax positions, excluding associated interest and penalties, was $180,000 pursuant to FASB Interpretation No. 48. This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table.

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

The following table details the amounts and expected maturities of significant commitments and off-balance sheet arrangements as of December 31, 2008. Further discussion of these commitments and off-balance sheet arrangements is included in Note 15 to the consolidated financial statements.

Commitments to extend credit:	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(Dollars in thousands)
Residential real estate	$14,670	$—	$—	$—	$14,670
Commercial loans and leases	26,197	4,861	513	35,061	66,632
Revolving home equity lines	2,867	4,678	13,022	30,336	50,903
Consumer revolving credit	30,395	—	—	—	30,395
Standby letters of credit	1,572	—	—	—	1,572

Total	$75,701	$9,539	$13,535	$65,397	$164,172

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

The Company estimates its tax expense based on the amount it expects to owe the respective tax authorities. Taxes are discussed in more detail in Note 10 to the consolidated financial statements section of this report. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance in the context of the Corporation’s tax position. If the final resolution of taxes payable differs from our estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

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

The valuation of the Company’s obligations associated with pension, post-retirement, directors’ retirement and supplemental executive retirement plans utilize various actuarial assumptions. These assumptions include discount rate, rate of future compensation increases and expected return on plan assets. Specific discussion of the assumptions used by management is discussed in Note 12 to the consolidated financial statements section of this report.

New Accounting Pronouncements

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

The FAS issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 excludes certain leasing transactions accounted for under FASB Statement No. 13, “Accounting for Leases”, from the scope of Statement 157. FSP FAS 157-2 defers the effective date in FASB Statement No. 157, “Fair Value Measurements”, for one year (January 1, 2009 for the Company) for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The impact this will have on the Company’s current practice of measuring fair value for these assets will not have a material effect on the financial statements.

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

In October 2008, the FASB released Staff Position (“FSP”) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” to clarify the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and to provide an example that illustrates key considerations in determining the fair value of a financial asset when the market for that asset is not active. The impact of adoption was not material.

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

The Bank’s Asset Liability Management Committee (ALCO) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The policies and guidelines established by the ALCO are reviewed and approved by the Company’s Board of Directors.

Interest rate risk is monitored primarily through the use of two complementary measures: earnings simulation modeling and net present value estimation. Both measures are highly assumption dependent and change regularly as the balance sheet and business mix evolve; however, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. The key assumptions employed by these measures are analyzed regularly and reviewed by the ALCO.

Earnings Simulation Modeling

Net interest income is affected by changes in the amounts and composition of the Company’s interest earning assets and non-interest and interest bearing funding and by changes in the absolute level of interest rates and by changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening of the yield curve would result in increased earnings as investment margins widen. The model requires management to make assumptions about how the balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Securities portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Bank’s loans. Non-contractual deposit growth rates and pricing are modeled on historical patterns. Interest rates of the various assets and liabilities on the balance sheet are assumed to change proportionally, based on their historic relationship to short-term rates. The Bank’s guidelines for risk management call for preventative measures to be taken if the simulation modeling demonstrates that a gradual increase or decrease in short-term rates of no more than 2% over the next 12 months would adversely affect net interest income over the same period by more than 15% when compared to the stable rate scenario.

The following table sets forth the results of our net interest income simulation model assuming that management does not take action to alter the outcome as of December 31:

Change in interest rates in basis points	First year percentage change in net interest income
	2008	2007
-200	N/A	6.3%
-100	-2.1%	N/A
+200	-2.1%	13.3%

The Company periodically changes the interest rate environment assumptions used in its earnings simulation modeling based on the absolute levels of interest rates and the Company’s perceived probability of a hypothetical interest rate environment occurring. At December 31, 2008, the Company suspended the modeling of an interest rate environment which assumed rates dropped by 200 basis points because the historically low level of interest rates at that time rendered this scenario not meaningful.

Net interest income is estimated to decrease 2.1% over twelve months in both interest rate scenarios modeled at December 31, 2008 due to the effect of interest rate floors on certain interest-bearing liabilities. If interest rates decrease 100 basis points, the rates on many of our deposit accounts cannot or are not likely to drop the full 100 basis points because of their already low rates. As a result, the expected decrease in the Company’s asset yields could exceed the decrease in our cost of funds in such a rate scenario. If interest rates were to increase 200 basis points, the Company’s net interest income would also be expected to decrease 2.1% as a result of our slightly liability-sensitive position, which would result in the rates on our interest-bearing liabilities adjusting upward more quickly than our interest-earning assets.

The large change in the expected net interest income from 2007 to 2008 in the up 200 basis point scenario is due primarily to a combination of changes in the asset/liability mix, the level of absolute interest rates and the change in the period of time over which the change in rates are assumed to occur.

Net Present Value Estimation

The Net Present Value of Equity (NPV) measure is used for discerning levels of risk present in the balance sheet that might not be taken into account in the earnings simulation model due to the shorter time horizon used by the earnings simulation model. The NPV of the balance sheet, at a point in time, is defined as the discounted present value of the asset cash flows minus the discounted value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting the cash flows. The Company’s NPV analysis models both an instantaneous 2% increasing and 2% decreasing interest rate scenario comparing the NPV in each scenario to the NPV in the current rate scenario. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. The NPV measure assumes a static balance sheet versus the growth assumptions that are incorporated into the earnings simulation measure, and an unlimited time horizon instead of the one-year horizon applied in the earnings simulation model. As with earnings simulation modeling, assumptions about the timing and the variability of balance sheet cash flows are critical in NPV analysis. Particularly important are assumptions driving mortgage prepayments in both the loan and investment portfolios, and changes in the non-contractual deposit portfolios. These assumptions are applied consistently in both models The Company’s policy guidelines limit the amount of the estimated decrease or increase in NPV to 25% in a 2% rate change scenario.

The following table sets forth the results of NPV simulation model assuming that management does not take action to alter the outcome as of December 31:

Change in interest rates in basis points	Change in net present value
	2008	2007
-200	-0.7%	7.3%
+200	0.0%	1.4%

The variances in the NPV simulation results from 2007 to 2008 are attributable to the same factors affecting the net interest income simulation model identified above.

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

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. In addition, based on our assessment, management has determined that there were no material weaknesses in the Company’s internal controls over financial reporting.

The Company’s internal control over financial reporting as of December 31, 2008 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

/s/ Jack H. Webb	/s/ J. Daniel Mohr
Jack H. Webb	J. Daniel Mohr
Chairman, President & CEO	Chief Financial Officer & Treasurer

Syracuse, New York
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM ON INTERNAL CONTROL

We have audited Alliance Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alliance Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alliance Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alliance Financial Corporation as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income and cash flows for the years then ended and our report dated March 12, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Livingston, New Jersey
March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM ON FINANCIAL STATEMENTS

Board of Directors and Shareholders

Alliance Financial Corporation

Syracuse, New York

We have audited the accompanying consolidated balance sheets of Alliance Financial Corporation as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Financial Corporation as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with. accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alliance Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Livingston, New Jersey
March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Alliance Financial Corporation:

In our opinion, the accompanying consolidated statements of income, changes in shareholders’ equity, comprehensive income and cash flows for the year ended December 31, 2006 present fairly, in all material respects, the results of operations and cash flows of Alliance Financial Corporation and its subsidiaries for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 13, 2007

Alliance Financial Corporation and Subsidiaries

Consolidated Balance Sheets

December 31, 2008 and 2007

	2008	2007
Assets	(Dollars in thousands)
Cash and due from banks	$21,172	$30,704
Federal funds sold	26,918	–
Securities available-for-sale	299,149	272,713
Federal Home Loan Bank of NY(“FHLB”) and Federal Reserve Bank (“FRB”) Stock	11,844	9,507
Loans held for sale	875	3,163

Loans and leases, net of unearned income	910,755	895,533
Less allowance for credit losses	9,161	8,426

Net loans and leases	901,594	887,107

Premises and equipment, net	21,202	21,560
Accrued interest receivable	4,218	4,501
Bank-owned life insurance	24,940	17,084
Goodwill	32,073	32,187
Intangible assets, net	11,528	13,183
Other assets	11,845	15,305

Total assets	$1,367,358	$1,307,014

Liabilities and shareholders’ equity
Liabilities:
Deposits
Non-interest bearing	$140,845	$138,691
Interest bearing	797,037	806,539

Total deposits	937,882	945,230

Borrowings	238,972	200,757
Accrued interest payable	3,037	3,903
Other liabilities	17,212	15,790
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	25,774

Total liabilities	1,222,877	1,191,454

Commitments and contingent liabilities (Note 16)	–	—

Shareholders’ equity: Preferred stock – par value $1.00 a share; 1,000,000 shares authorized, Series A, cumulative perpetual preferred stock, $1,000 liquidation value, 26,918 issued and outstanding in 2008	26,331	—
Common stock – par value $1.00 a share; 10,000,000 shares authorized, 4,901,222 and 4,889,297 shares issued, and 4,578,910 and 4,710,885 shares outstanding for 2008 and 2007, respectively	4,901	4,889
Surplus	41,922	38,847
Undivided profits	81,110	75,844
Accumulated other comprehensive income	971	1,205
Directors’ stock-based deferred compensation plan: 85,510 shares	(2,098)	–
Treasury stock, at cost: 322,312 and 178,412 shares, respectively	(8,656)	(5,225)

Total Shareholders’ Equity	144,481	115,560

Total Liabilities and Shareholders’ Equity	$1,367,358	$1,307,014

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Interest Income	(In thousands, except per share data)
Interest and fees on loans and leases	$54,857	$58,992	$46,790
Federal funds sold and interest bearing deposits	100	28	148
Interest and dividends on taxable securities	9,430	8,546	7,644
Interest and dividends on nontaxable securities	3,577	3,466	3,091

Total Interest Income	67,964	71,032	57,673
Interest Expense
Deposits:
Savings accounts	492	474	343
Money market accounts	4,732	6,322	5,141
Time accounts	15,277	20,547	16,161
NOW accounts	733	911	519

Total	21,234	28,254	22,164
Borrowings:
Repurchase agreements	1,584	2,790	2,596
FHLB advances	6,050	5,546	4,052
Junior subordinated obligations	1,399	1,960	1,139

Total interest expense	30,267	38,550	29,951

Net interest income	37,697	32,482	27,722
Provision for credit losses	5,502	3,790	2,477

Net interest income after provision for credit losses	32,195	28,692	25,245
Non-interest income:
Investment management income	8,670	9,180	8,895
Service charges on deposit accounts	5,164	5,296	4,316
Card-related fees	2,106	1,942	1,291
Insurance agency income	1,583	1,855	615
Income from bank-owned life insurance	856	635	455
Gain on the sale of loans	252	192	126
Gain (loss) on sale of securities available-for-sale	137	(12)	(2)
Other non-interest income	1,592	2,204	2,018

Total non-interest income	20,360	21,292	17,714
Non-interest expense:
Salaries and employee benefits	19,823	18,281	16,607
Occupancy and equipment expense	7,032	6,765	6,460
Communication expense	791	827	744
Office supplies and postage expense	1,137	1,236	1,079
Marketing expense	1,090	1,237	1,128
Amortization of intangible assets	1,622	1,729	797
Professional fees	2,661	2,845	3,239
Other non-interest expense	5,222	4,718	3,832

Total non-interest expenses	39,378	37,638	33,886

Income before income tax expense	13,177	12,346	9,073
Income tax expense	2,820	2,869	1,762

Net income	$10,357	$9,477	$7,311

Dividends and accretion of discount on preferred stock	47	—	—

Net income available to common shareholders	$10,310	$9,477	$7,311
Earnings Per Common Share
Basic	$2.27	$2.01	$1.92
Diluted	$2.24	$1.98	$1.88

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2008, 2007 and 2006

	Issued and Outstanding Common Shares	Preferred Stock	Common Stock	Surplus	Unamortized Value of Restricted Stock	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Directors’ Deferred Stock	Total
	(In thousands, except per share data)
Balance at December 31, 2005	3,565,012	$ —	$ 3,979	$ 11,185	$ (1,453)	$ 66,740	$ (1,700)	$ (9,180)	$ —	$ 69,571
Comprehensive income:
Net income	—	—	—	—	—	7,311	—	—	—	7,311
Other comprehensive income, net of taxes	—	—	—	—	—	—	572	—	—	572
Total comprehensive income	—	—	—	—	—	—	—	—	—	7,883
Cumulative effect of change in accounting for adoption of SFAS No. 158	—	—	—	—	—	—	(994)	—	—	(994)
Shares issued in purchase of Bridge Street Financial Inc.	1,291,812	—	863	27,518	—	—	—	9,676	—	38,057
Issuance of restricted stock	26,500	—	27	789	(816)	—	—	—	—	—
Forfeiture of restricted stock	(19,995)	—	(21)	(594)	503	—	—	—	—	(112)
Amortization of restricted stock	—	—	—	—	332	—	—	—	—	332
Stock options exercised	47,032	—	47	1,080	—	—	—	—	—	1,127
Tax benefit of stock-based compensation	—	—	—	442	—	22	—	—	—	464
Cash dividends $0.88 per share	—	—	—	—	—	(3,415)	—	—	—	(3,415)
Treasury stock purchased	(109,849)	—	—	—	—	—	—	(3,407)	—	(3,407)
Reclassification of unearned restricted stock awards to surplus in accordance with SFAS No. 123R (67,375 shares)	—	—	—	(1,434)	1,434	—	—	—	—	—
Balance at December 31, 2006	4,800,512	—	4,895	38,986	—	70,658	(2,122)	(2,911)	—	109,506
Comprehensive income:
Net income	—	—	—	—	—	9,477	—	—	—	9,477
Other comprehensive income, net of taxes	—	—	—	—	—	—	3,327	—	—	3,327
Total comprehensive income	—	—	—	—	—	—	—	—	—	12,804
Issuance of restricted stock	16,950	—	17	(17)	—	—	—	—	—	—
Forfeiture of restricted stock	(10,150)	—	(10)	(80)	—	—	—	—	—	(90)
Amortization of restricted stock	—	—	—	330	—	—	—	—	—	330
Stock options exercised	8,027	—	8	170	—	—	—	—	—	178
Tax benefit of stock-based compensation	—	—	—	97	—	—	—	—	—	97
Retirement of common stock	(20,524)	—	(21)	(639)	—	—	—	—	—	(660)
Cash dividend $0.90 per share	—	—	—	—	—	(4,291)	—	—	—	(4,291)
Treasury stock purchased	(83,930)	—	—	—	—	—	—	(2,314)	—	(2,314)
Balance at December 31, 2007	4,710,885	—	4,889	38,847	—	75,844	1,205	(5,225)	—	115,560
Comprehensive income:
Net income	—	—	—	—	—	10,357	—	—	—	10,357
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(195)	—	—	(195)
Total comprehensive income										10,162
Cumulative effect of change in pension measurement date	—	—	—	—	—	44	(39)	—	—	5
Cumulative effect of change in accounting for adoption of EITF06-4	—	—	—	—	—	(462)	—	—	—	(462)
Issuance of preferred stock and warrants	—	26,325	—	593	—	—	—	—	—	26,918
Accretion of preferred stock discount	—	6	—	—	—	(6)	—	—	—	—
Issuance of restricted stock	15,500	—	16	(16)	—	—	—	—	—	—
Forfeiture of restricted stock	(3,575)	—	(4)	(11)	—	—	—	—	—	(15)

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (cont’d)

Years Ended December 31, 2008, 2007 and 2006

	Issued and Outstanding Common Shares	Preferred Stock	Common Stock	Surplus	Unamortized Value of Restricted Stock	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Directors’ Deferred Stock	Total
Amortization of restricted stock	—	—	—	374	—	—	—	—	—	374
Tax benefit of stock-based compensation	—	—	—	37	—	—	—	—	—	37
Cash dividend $1.00 per common share	—	—	—	—	—	(4,626)	—	—	—	(4,626)
Preferred stock dividend	—	—	—	—	—	(41)	—	—	—	(41)
Treasury stock purchased	(143,900)	—	—	—	—	—	—	(3,431)	—	(3,431)
Directors’ deferred stock plan purchase	—	—	—	2,098	—	—	—	—	(2,098)	—
Balance at December 31, 2008	4,578,910	$ 26,331	$ 4,901	$ 41,922	$ —	$ 81,110	$ 971	$ (8,656)	$ (2,098)	$ 144,481

The accompanying notes are an integral part of the consolidated financial statements

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)
Net income	$ 10,357	$ 9,477	$ 7,311
Other comprehensive income (loss) net of tax:
Net unrealized gains for the period, net of tax expense of $1,275 in 2008, $1,222 in 2007, and $445 in 2006	2,021	1,924	645
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $53 in 2008, $(5) in 2007, and $(1) in 2006	(84)	7	1
Change in minimum pension liability	–	–	(74)
Change in accumulated unrealized loss and prior service costs for pension and other post- retirement benefits, net of tax (benefit) expense of $(1,371) in 2008 and $310 in 2007	(2,132)	569	–
Post-retirement plan amendment net of tax benefit of $(521)	–	827	–

Total other comprehensive income (loss)	(195)	3,327	572

Comprehensive income	$ 10,162	$ 12,804	$ 7,883

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Operating Activities:	(In thousands)
Net income	$ 10,357	$ 9,477	$ 7,311
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,502	3,790	2,477
Depreciation expense	2,516	2,456	2,837
Increase in surrender value of life insurance	(856)	(635)	(455)
Deferred income tax benefit (expense)	37	534	(1,353)
Amortization (accretion) of investment security discounts and premiums, net	189	(38)	(195)
Net (gain) loss on sale of securities available-for-sale	(137)	12	2
Net (gain) loss on sale of premises and equipment	–	(10)	22
Impairment write-down on premises	–	–	174
Proceeds from the sale of loans and leases held-for-sale	25,281	13,043	7,889
Origination of loans held-for-sale	(12,223)	(14,973)	(8,918)
Net gains on sale of loans and leases	(252)	(192)	(126)
Write-down of leases transferred to held-for-sale	160	–	–
Gain on lease prepayment	–	(286)	–
Gain on sale of assets held-for-sale	(99)	–	–
(Gain) loss on foreclosed real estate-owned	(71)	43	–
Amortization of capitalized servicing rights	272	296	104
Amortization of intangible assets	1,622	1,729	797
Restricted stock expense	359	240	220
Change in other assets and liabilities	1,665	(787)	11,728

Net cash provided by operating activities	34,322	14,699	22,514

Investing Activities:
Proceeds from maturities, redemptions, calls and principal repayments of investment securities, available-for-sale	84,456	79,347	60,725
Proceeds from sales of investment securities available-for-sale	6,299	6,975	9,718
Purchase of investment securities available-for-sale	(114,040)	(101,852)	(27,128)
Purchase of FRB and FHLB stock	(22,466)	(26,197)	(14,579)
Redemption of FRB and FHLB stock	20,129	24,675	14,845
Net increase in loans and leases	(31,468)	(16,670)	(86,403)
Purchases of premises and equipment	(1,553)	(2,596)	(1,994)
Proceeds from the sale of premises and equipment	119	174	16
Proceeds from disposition of assets held-for-sale	176	107	–
Proceeds from disposition of foreclosed assets	689	–	–
Purchase of bank-owned life insurance	(7,000)	–	–
Acquisitions	–	–	(13,171)

Net cash used in investing activities	(64,659)	(36,037)	(57,971)

Financing Activities:
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	56,886	26,306	(20,530)
Net (decrease) increase in time deposits	(64,234)	(17,689)	44,456
Net increase (decrease) in short-term borrowings	5,215	(12,021)	27,264
Payments on long-term borrowings	(17,000)	(15,700)	(46,750)
Proceeds from long-term borrowings	50,000	50,000	25,000
Net increase in junior subordinated obligations	–	–	15,464
Proceeds from the exercise of stock options	–	178	1,127
Treasury stock purchased	(3,431)	(2,314)	(3,407)
Purchase of shares for directors’ deferred stock-based plan	(2,098)	–	–
Tax benefit of stock-based compensation	37	97	464
Issuance of preferred stock and warrants	26,918	–	–
Cash dividends	(4,570)	(4,213)	(3,111)

Net cash provided by financing activities	47,723	24,644	39,977

Net increase in cash and cash equivalents	17,386	3,306	4,520
Cash and cash equivalents at beginning of year	30,704	27,398	22,878

Cash and cash equivalents at end of year	$ 48,090	$ 30,704	$ 27,398

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (cont’d)

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Supplemental Disclosures of Cash Flow Information:
Interest received during the year	$ 68,336	$ 71,136	$ 57,083
Interest paid during the year	31,113	37,300	29,561
Income taxes paid	1,377	2,971	2,455
Non-cash investing activities:
Change in unrealized loss on securities available-for-sale	3,203	3,155	1,090
Fair value of assets acquired in acquisition	–	–	252,182
Fair value of liabilities assumed in acquisition	–	–	200,954
Transfer between premises and equipment and assets held-for-sale	724	(1,459)	118
Transfer of loans to foreclosed real estate	660	441	–
Transfer of leases to held-for-sale	10,819	–	–
Non-cash financing activities:
Dividends declared and unpaid	1,232	1,135	1,057
Common stock issued in acquisition	–	–	38,057

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Nature of Operations

Alliance Financial Corporation (the “Company”) is a financial holding company which owns and operates Alliance Bank, N.A. (the “Bank”), Alliance Financial Capital Trust I, Alliance Financial Capital Trust II (collectively the “Capital Trusts”) and Ladd’s Agency, Inc., a multi-line insurance agency. The Company provides financial services through its Bank subsidiary from 29 retail branches and customer service facilities in the New York counties of Cortland, Madison, Oneida, Onondaga, Oswego, and from a Trust Administration Center in Buffalo, NY. Primary services include commercial, retail and municipal banking, consumer finance, mortgage financing and servicing, and investment management services. The Capital Trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The Bank has a substantially wholly-owned subsidiary, Alliance Preferred Funding Corp., which is engaged in residential real estate activity, and a wholly-owned subsidiary, Alliance Leasing, Inc., which was engaged in commercial equipment financing activity in over thirty states until the third quarter of 2008, at which time Alliance Leasing, Inc. ceased the origination of new leases.

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

In December 2008, the Company entered into a Letter Agreement (the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury Department”) pursuant to which the Company has issued and sold to the Treasury Department: (i) 26,918 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (ii) and a warrant (the “Warrant”) to purchase 173,069 shares of the Company’s common stock. Section 5.3 of the Purchase Agreement grants the Treasury Department the ability to unilaterally amend any provision of the Purchase Agreement to the extent required to comply with any changes after the date of the Purchase Agreement in applicable federal statutes. The ability of the Treasury Department to unilaterally amend any provision of the Purchase Agreement presents risks and uncertainties that the Company cannot predict.

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

Gains and losses on the sale of securities are based on the specific identification method. Premiums and discounts on securities are amortized and accreted into income using the interest method over the life of the security. Securities are reviewed regularly for other than temporary impairment. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. The cost basis of individual securities is written down to estimated fair value through a charge to earnings when declines in value below amortized cost are considered to be other than temporary. Purchases and sales of securities are recognized on a trade-date basis.

Federal Home Loan Bank of New York and Federal Reserve Bank Stock

As a member of the Federal Home Loan Bank of New York (“FHLB”) and Federal Reserve Bank (“FRB”), the Company is required to hold stock in based on ultimate recovery of par value.

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

Mortgage servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sale of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

Operating leases are stated at cost of the equipment less scheduled depreciation. Equipment on operating leases is depreciated on a straight-line basis to its estimated residual value over the lease term. Operating lease income is recognized on a straight-line basis over the term of the lease. Lease financings, included in portfolio loans on the consolidated balance sheet consist of direct financing leases of commercial equipment, primarily computers and office equipment, manufacturing equipment, commercial truck and trailers, and medical equipment. Income attributable to finance leases is initially recorded as unearned income and subsequently recognized as finance income at level rates of return over the term of the leases. The recorded residual values of the Company’s leased assets are estimated at the inception of the lease to be the expected fair market value of the assets at the end of the lease term. The Company reviews commercial lease residual values at least annually and recognizes residual value impairments deemed to be other than temporary. In accordance with U.S. generally accepted accounting principles, anticipated increases in specific future residual values are not recognized before realization.

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

A loan or lease is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on fair value of the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans less than $250,000, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Loans are charged off when they are considered a loss regardless of the delinquency status. From a delinquency standpoint, the policy of the Company is to charge off loans when they are 120 days past due unless extenuating circumstances are documented that attest to the ability to collect the loan. In special circumstances loans and leases will be charged off no later than 90 days of discovery or 120 days delinquent, whichever is shorter. In lieu of charging off the entire loan balance, loans with collateral may be written down to the value of the collateral, less cost to sell, if foreclosure or repossession of collateral is assured and is in process.

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.  Basis of Presentation and Significant Accounting Policies (cont’d.)

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired for transactions accounted for under the purchase method of accounting for business combinations. Goodwill is not being amortized, but is evaluated at least annually for impairment. Intangible assets resulting from the acquisition of Bridge Street Financial, Inc. in 2006 include core deposit intangibles, customer relationship intangibles and a covenant to not compete. The core deposit intangible and customer list intangible are being amortized over 10 years using an accelerated method. The non-compete covenant is being amortized on a straight-line basis over a period of 3 years based on the agreement. The investment management intangible related to the purchase of certain trust accounts and related assets under management from HSBC, USA, N.A. in 2005 is being amortized over the expected useful life of the relationships acquired. These intangibles are tested for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

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

Long-Term Assets

Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Bank-Owned Life Insurance

The Bank has purchased life insurance policies on certain employees, key executives and directors. In accordance with Emerging Issues Task Force (“EITF”) No. 06-5, Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Directors Stock-Based Deferral Plan

In accordance with EITF Number 97-14, as affected by FAS 123R the stock held in the trust is classified in equity similar to the manner in which treasury stock is classified.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.  Basis of Presentation and Significant Accounting Policies (cont’d.)

Earnings Per Common Share

Basic earnings per common share are net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock awards and warrants.

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

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders. The Company received capital in the form of preferred stock from the U.S. Treasury Department under the Capital Purchase Program. Until the earlier of December 19, 2011 and the date the Treasury no longer holds any preferred stock, without U.S. Treasury’s consent, the Company is restricted from increasing the quarterly common dividend above $0.26 per share.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

New Accounting Pronouncements

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

In October 2008, the FASB released Staff Position (“FSP”) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” to clarify the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and to provide an example that illustrates key considerations in determining the fair value of a financial asset when the market for that asset is not active. The impact of adoption was not material.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2. Securities

The amortized cost and estimated fair value of securities at December 31 are as follows (in thousands):

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Treasury obligations	$101	$1	$—	$102
Obligations of U.S. government-sponsored corporations	34,489	654	—	35,143
Obligations of states and political subdivisions	89,154	2,148	269	91,033
Mortgage-backed securities	167,753	2,521	314	169,960

Total debt securities	291,497	5,324	583	296,238
Stock Investments:
Equity securities	1,958	—	35	1,923
Mutual Funds	1,000	14	26	988

Total stock investments	2,958	14	61	2,911

Total available-for-sale	$294,455	$5,338	$644	$299,149

Mortgage-backed securities, which totaled $170.0 million at December 31, 2008, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the full faith and credit of the federal government. The Company does not invest in any securities backed by sub-prime, Alt-A or other high-risk mortgages. The Company also does not hold any preferred stock, corporate debt or trust preferred securities in its investment portfolio.

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

The carrying value and estimated fair value of debt securities at December 31, 2008, by contractual maturity, are shown below (in thousands). The maturities of mortgage-backed securities are based on average life of the security. All other expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$75,606	$76,391
Due after one year through five years	150,894	153,745
Due after five years through ten years	47,396	48,413
Due after ten years	17,601	17,689

Total debt securities	$291,497	$296,238

At December 31, 2008 and 2007, securities with a carrying value of $293.1 million and $262.3 million, respectively, were pledged as collateral for certain deposits and other purposes as required or permitted by law.

The Company recognized gross gains on sales of securities of $137,000, $0, and $8,000, for 2008, 2007, and 2006, respectively, and gross losses of $0, $12,000, and $10,000, for 2008, 2007, and 2006, respectively. The tax provision (benefit) related to these net realized gains and losses was $53,000, $(5,000) and $(1,000), respectively.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2.  Securities (cont’d.)

The following table shows the securities with unrealized losses at year end, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (in thousands):

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$8,342	$269	$—	$—	$8,342	$269
Mortgage-backed securities	22,804	164	5,636	150	28,440	314

Subtotal, debt securities	31,146	433	5,636	150	36,782	583
Equity securities	1,923	35	—	—	1,923	35
Mutual Funds	—	—	474	26	474	26

Total temporarily impaired Securities	$33,069	$468	$6,110	$176	$39,179	$644

	December 31, 2007
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored corporations	$7,063	$4	$24,332	$118	$31,395	$122
Obligations of states and political subdivisions	2,147	33	10,387	72	12,534	105
Mortgage-backed securities	8,436	56	49,589	722	58,025	778

Subtotal, debt securities	17,646	93	84,308	912	101,954	1,005
Mutual Funds	—	—	474	26	474	26

Total temporarily impaired Securities	$17,646	$93	$84,782	$938	$102,428	$1,031

Management does not believe any individual unrealized loss as of December 31, 2008 represents an other-than-temporary impairment. A total of 82 available-for-sale securities were in a continuous unrealized loss position for less than 12 months and 8 securities for 12 months or longer. The unrealized losses relate primarily to debt securities issued by FNMA, GNMA, FHLMC, FHLB, the State of New York, and various political subdivisions within the State of New York. These unrealized losses are primarily attributable to changes in interest rates and individually were 10% or less of their respective amortized cost basis. The Company has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

3. Loans and Leases

Major classifications of loans and leases at December 31 are as follows (in thousands):

	2008	2007
Residential real estate	$314,039	$273,465
Commercial loans	214,315	217,136
Leases	117,691	150,933
Indirect auto loans	182,807	176,115
Other consumer loans	90,906	94,246

Total	919,758	911,895

Unearned income	(13,036)	(19,633)
Net deferred loan costs	4,033	3,271

Total loans and leases	910,755	895,533
Allowance for credit losses	(9,161)	(8,426)

Net loans & leases	$901,594	$887,107

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

3. Loans and Leases (cont’d.)

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of mortgage loans serviced for others were $135.3 million and $139.5 million at December 31, 2008 and 2007, respectively. Servicing fee income, net of mortgage servicing rights amortization, totaled $82,000, $75,000 and $51,000 for the years ended December 31, 2008, 2007 and 2006.

The following table summarizes the changes in the carrying value of mortgage servicing rights (in thousands):

	2008	2007 2006
Balance at January 1	$976	$1,158	$304
Additions	141	114	65
Amortization	(272)	(296)	(104)
Acquired from Bridge Street Financial, Inc.	—	—	893

Balance at December 31	$845	$976	$1,158

The fair value of mortgage servicing rights was $1.0 million at December 31, 2008. Fair value at December 31, 2008 was determined using a discount rate of 8.50%, prepayment speed assumptions (PSA) ranging from 319% in the first year to 218% in the third year and servicing cost per loan of $55.

The estimated residual value of leased assets was $581,000 and $1.3 million at December 31, 2008 and 2007, respectively.

At December 31, 2008, the minimum future lease payments to be received from lease financings were as follows (in thousands):

Year ending December 31:
2009	$38,898
2010	28,223
2011	20,064
2012	13,722
2013	5,813
Thereafter	10,971

Nonperforming loans and leases at December 31 are as follows (in thousands):

	2008	2007
Loans and leases 90 days past due and still accruing	$126	$39
Non-accrual loans and leases	4,352	6,667

Total nonperforming loans and leases	$4,478	$6,706

As of December 31, 2008 and 2007, impaired loans and leases totaled approximately $1.4 million and $4.2 million, respectively. The recorded investment in loans considered impaired for which there was a related valuation allowance for impairment included in the allowance for credit losses and the amount of such impairment allowance were $217,000 and $193,000, respectively, at December 31, 2008 and $4.2 million and $1.3 million, respectively, at December 31, 2007. The recorded investment in loans considered impaired for which there was no related valuation allowance for impairment was $1.2 million at December 31, 2008. The average recorded investment in impaired loans for 2008 and 2007 totaled $2.1 million and $4.7 million, respectively. During 2008 and 2007, there was no interest recognized on impaired loans while they were considered to be impaired. There were no loans that were considered to be impaired in 2006.

Changes in the allowance for credit losses for the years ended December 31 are summarized as follows (in thousands):

	2008	2007	2006
Balance at beginning of year	$8,426	$7,029	$4,960
Loans and leases charged off	(5,639)	(3,227)	(2,390)
Recoveries	872	834	685
Provision for credit losses	5,502	3,790	2,477
Allowance acquired from Bridge Street Financial, Inc.	—	—	1,297

Balance at end of year	$9,161	$8,426	$7,029

Directors and executive officers of the Company and their affiliated companies were customers of, and had other transactions with, the Company in the ordinary course of business during 2008. Loan transactions with related parties are summarized as follows (in thousands):

2008
Balance at beginning of year	$3,935
New loans and advances	851
Loan payments	(1,202)

Balance at end of year	$3,584

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

4. Bank Premises, Furniture, and Equipment

Bank premises, furniture, and equipment at December 31 consist of the following (in thousands):

	2008	2007
Land	$3,168	$2,911
Bank premises	19,804	19,151
Furniture and equipment	24,218	26,184

Total cost	47,190	48,246
Less: Accumulated depreciation	25,988	26,686

	$21,202	$21,560

At December 31, 2008 and 2007, furniture and equipment included $1.3 million and $1.4 million, respectively, in equipment leased to others under operating leases and the related accumulated depreciation of $351,000 and $137,000 at December 31, 2008 and 2007, respectively. Depreciation expense on equipment leased to others totaled $226,000, $93,000 and $832,000 in 2008, 2007 and 2006, respectively.

At December 31, 2008, the minimum future lease payments to be received from equipment leased to others were as follows (in thousands):

Year ending December 31:
2009	$248
2010	205
2011	255
2012	229
2013	245
Thereafter	51

5. Goodwill and Other Intangible Assets

The carrying value of goodwill was $32.1 million and $32.2 million at December 31, 2008 and 2007, respectively. The change in the carrying amount of goodwill is associated with purchase accounting adjustments. No goodwill impairment adjustments were recognized in 2008 or 2007. The carrying value of intangible assets decreased by $33,000 in 2008 due to the sale of a segment of the insurance agency customer list.

The following table summarizes the company’s intangible assets that are subject to amortization (in thousands):

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets
Core deposit intangible	$4,202	$1,604	$2,598
Non-compete covenant	894	670	224
Investment management intangible	10,089	1,932	8,157
Insurance agency customer intangible	909	360	549

Total	$16,094	$4,566	$11,528

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets
Core deposit intangible	$4,202	$936	$3,266
Non-compete covenant	894	372	522
Investment management intangible	10,089	1,427	8,662
Insurance agency customer intangible	942	209	733

Total	$16,127	$2,944	$13,183

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

5.  Goodwill and Other Intangible Assets (cont’d.)

Amortization expense for intangible assets for the next five years is estimated as follows (in thousands):

	Core Deposit Intangible	Non-compete Covenant	Investment Management Intangible	Insurance Agency Customer Intangible	Total
2009	$592	$224	$504	$ 133	$1,453
2010	516	—	504	116	1,136
2011	439	—	504	99	1,042
2012	363	—	504	81	948
2013	287	—	504	64	855
Thereafter	401	—	5,637	56	6,094

6. Deposits

Deposits consisted of the following at December 31 (in thousands):

	2008	2007
Non-interest-bearing checking	$140,845	$138,691
Interest-bearing checking	106,292	101,793
Savings accounts	88,242	82,326
Money market accounts	247,392	203,075
Time deposits	355,111	419,345

Total deposits	$937,882	$945,230

The following table indicates the maturities of the Company’s time deposits at December 31 (in thousands):

	2008	2007
Due in one year	$255,645	$314,436
Due in two years	59,391	76,093
Due in three years	9,757	19,653
Due in four years	18,082	3,120
Due in five years or more	12,236	6,044

Total time deposits	$355,111	$419,346

Total time deposits in excess of $100,000 as of December 31, 2008 and 2007 were $102.0 million and $117.0 million, respectively. Time deposits include $67.9 million and $89.2 million in accounts acquired through third party brokers at December 31, 2008 and 2007, respectively.

7. Borrowings

The following is a summary of borrowings outstanding at December 31 (in thousands):

	2008	2007
Short-term:
Federal Home Loan Bank (“FHLB”) overnight advances	$34,700	$15,500
FHLB advances	—	—
Repurchase agreements	40,495	52,780

Total short-term borrowings	75,195	68,280
Long-term:
FHLB advances	141,000	107,700
Repurchase agreements	22,777	24,777

Total long-term borrowings	163,777	132,477

Total borrowings	$238,972	$200,757

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

7.  Borrowings (cont’d.)

The following table sets forth certain information with respect to the overnight lines of credit, federal funds purchased and short term repurchase agreements (dollars in thousands):

	2008	2007	2006
FHLB overnight advances and short-term advances:
Maximum month-end balance	$48,900	$49,700	$38,300
Balance at end of year	34,700	15,500	38,300
Average balance during the year	19,284	29,459	11,040
Weighted average interest rate at end of year	0.44%	4.11%	5.44%
Weighted average interest rate during the year	2.02%	5.26%	5.46%

Repurchase agreements:
Maximum month-end balance	$45,667	$58,617	$46,152
Balance at end of year	40,495	52,780	41,998
Average balance during the year	43,400	49,456	38,898
Weighted average interest rate at end of year	0.15%	2.74%	3.95%
Weighted average interest rate during the year	1.34%	3.84%	4.47%

As of the dates indicated, the contractual amounts of FHLB long term advances mature as follows (dollars in thousands):

	December 31, 2008		December 31, 2007
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2008	$—	—	$16,700	4.72%
2009	31,000	4.10%	31,000	5.07%
2010	50,000	4.18%	40,000	4.53%
2011	15,000	3.47%	—	—
2012	10,000	3.54%	—	—
2013	15,000	4.08%	—	—
Thereafter	20,000	3.75%	20,000	3.75%

Total FHLB term advances	$141,000	3.97%	$107,700	4.57%

As of the dates indicated, the contractual amounts of long-term repurchase agreements mature as follows (in thousands):

	December 31, 2008		December 31, 2007
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2008	$—	—	$2,000	3.80%
2009	2,777	3.99%	2,777	3.99%
2010	—	—	—	—
2011	—	—	—	—
2012	—	—	—	—
2013	—	—	—	—
Thereafter	20,000	4.01%	20,000	4.01%

Total repurchase agreements	$22,777	4.01%	$24,777	3.99%

The Company has access to various credit facilities through the FHLB, including an overnight line of credit, a one-month line of credit, and a Term Advance Program, under which it can borrow at various terms and interest rates. All of the credit facilities are subject to meeting certain collateral requirements of the FHLB. In addition to pledging securities, the Company has also pledged, under a blanket collateral agreement, certain residential mortgage loans with balances at December 31, 2008 of $245.9 million. At December 31, 2008, the Company had borrowed $175.7 million against the pledged mortgages. At December 31, 2008, the Company had $70.2 million available under its various credit facilities with the FHLB.

The Company had a $151.8 million line of credit at December 31, 2008 with the Federal Reserve Bank of New York through its Discount Window. The Company has pledged indirect loans and securities totaling $183.4 million and $5.2 million, respectively, at December 31, 2008. At December 31, 2008 and 2007, the Company also had available $35.5 million of federal funds lines of credit with other financial institutions, none of which was in use at December 31, 2008 and 2007, respectively.

The Company offers retail repurchase agreements primarily to its larger business customers. Under the terms of the agreement, the Company sells investment portfolio securities to such customers agreeing to repurchase the securities on the next business day. The Company views the borrowing as a deposit alternative for its business customers. On December 31, 2008, the Company had securities with a market value of $53.1 million pledged as collateral for these agreements. The Company also has agreements with the Federal Home Loan Bank of New York (FHLB), and Bank approved brokers to sell securities under agreements to repurchase. At December 31, 2008, securities with a market value of $22.9 million were pledged against repurchase agreements in the amount of $22.8 million. All of these repurchase agreements at December 31, 2008 were transacted with the FHLB.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

8. Junior Subordinated Obligations

On September 21, 2006, the Company formed a wholly-owned subsidiary, Alliance Financial Capital Trust II, a Delaware business trust. The Trust issued $15.0 million of 30-year floating rate Company-obligated pooled capital securities. The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2036, but may be redeemed at the Company’s option on predetermined dates with the first redemption date at par in five years. The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities XXIV, Ltd., and interest rates on the securities adjust quarterly based on the 3-month LIBOR plus 1.65% (3.65% at December 31, 2008). The Company guarantees all of the securities.

On December 19, 2003, the Company formed a wholly-owned subsidiary, Alliance Financial Capital Trust I, a Delaware business trust. The Trust issued $10.0 million of 30-year floating rate Company-obligated pooled capital securities. The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2034, but may be redeemed at the Company’s option on predetermined dates with the first redemption date at par in five years. The capital securities of the trust are a pooled trust preferred fund of ALESCO Preferred Funding II, Ltd., and interest rates on the securities adjust quarterly based on the 3-month LIBOR plus 2.85% (6.32% at December 31, 2008). The Company guarantees all of the securities.

The Company had a $310,000 investment in Trust I at December 31, 2008 and 2007 and a $464,000 investment in Trust II at December 31, 2008 and 2007.

The trusts are variable interest entities (“VIE’s”) as defined by FASB Interpretation No. 46 (“FIN 46 R”). The Company is not the primary beneficiary of the VIE’s and as such they are not consolidated in the Company’s financial statements in accordance with FIN 46R. Liabilities owed to the trusts, totaling $25.8 million, were reflected as liabilities in the consolidated balance sheets at December 31, 2008 and 2007, respectively.

9. Earnings Per Common Share

Basic and diluted net income per common share calculations for the years ended December 31 are as follows (in thousands, except share and per share amounts):

	2008	2007	2006
Basic
Net income	$10,357	$9,477	$7,311

Less: Preferred stock dividends and discount accretion	47	—	—

Net income available to common shareholders	10,310	9,477	7,311

Average common shares outstanding	4,542,957	4,710,530	3,804,711
Earnings per common share — basic	$2.27	$2.01	$1.92

Diluted
Net income	$10,357	$9,477	$7,311

Less: Preferred stock dividends and discount accretion	47	—	—

Net income available to common shareholders	10,310	9,477	7,311

Average common shares outstanding	4,542,957	4,710,530	3,804,711

Incremental shares from assumed conversion of stock options and restricted stock	54,667	65,353	69,773

Average common shares outstanding — diluted	4,597,624	4,775,883	3,874,484

Earnings per common share — diluted	$2.24	$1.98	$1.88

Basic earnings per share, after giving effect to preferred stock dividends and discount accretion, are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding throughout each year. Diluted earnings per share gives the effect to weighted average shares which would be outstanding assuming the exercise of options and warrants using the treasury stock method. For the years ended December 31, 2008 and 2007, 66,055 and 1,000, respectively, anti-dilutive stock options were excluded from the diluted weighted average common share calculations.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

10. Income Taxes

The provision for income taxes for the years ended December 31 is summarized as follows (in thousands):

	2008	2007	2006
Current tax expense
Federal	$2,236	$2,882	$977
State	145	475	51

	2,381	3,357	1,028

Deferred tax (benefit) provision
Federal	422	(373)	491
State	17	(115)	243

	439	(488)	734

Total	$2,820	$2,869	$1,762

A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years indicated is as follows:

	2008	2007	2006
Statutory federal income tax rate	34.0%	34.0%	34.0%
State franchise tax, net of federal tax benefit	0.8%	1.9%	2.1%
Tax exempt interest income	(11.3%)	(11.4%)	(13.2%)
Tax exempt insurance income	(2.2%)	(1.8%)	(1.7%)
Other, net	0.1%	0.5%	(1.8%)

Total	21.4%	23.2%	19.4%

The components of deferred income taxes, included in other assets, at December 31, are as follows (in thousands):

	2008	2007
Assets:
Loans	$445	$606
Allowance for credit losses	3,509	3,260
Retirement benefits	1,336	1,468
Deferred compensation	2,616	2,317
Pension costs	1,200	—
Tax attribute carry-forwards	672	1,249
Incentive compensation plans	487	348
Covenant not to compete	255	275
Other	559	350

Total deferred tax assets	11,079	9,873
Liabilities:
Securities	87	178
Premises, furniture and equipment	510	521
Depreciation and leasing	3,319	3,169
Deferred fees	1,045	916
Intangible assets	1,326	1,804
Net unrealized gains on available-for-sale securities	1,813	577
Pension costs	—	170
Other	412	68

Total deferred tax liabilities	8,512	7,403

Net deferred tax asset at year-end	$2,567	$2,470

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

10.  Income Taxes (cont’d.)

The Company has the following tax attribute carry-forward benefits available as of December 31 (dollars in thousands)

	2008	Year(s) of Expiration
Federal:
Alternative Minimum Tax (AMT) Credit	$672	None

The utilization of $480,000 of the AMT credit carry-forward is subject to annual limitations imposed by the Internal Revenue Code. The Company believes these limitations will not prevent the tax attribute from being utilized.

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. There was no cumulative effect of adoption of FIN 48. At December 31, 2007 and 2008, the Company had approximately $163,000 and $173,000, respectively, of net unrecognized tax benefits and interest.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows (in thousands):

	2008	2007
Balance at January 1	$180	$134
Additions for tax positions of prior years	—	115
Reductions for tax positions of prior years	—	(69)

Balance at December 31	$180	$180

Included in the amount at December 31, 2008 and 2007, is $101,000 and $90,000, respectively, of unrecognized tax benefits and interest which would impact the Company’s effective tax rate, if recognized or reversed. As of December 31, 2008 and 2007, accrued interest related to uncertain tax positions was $27,000 and $17,000, respectively, net of the related tax benefit. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. Federal examination for tax years prior to 2005. The Company is no longer subject to State examination for tax years prior to 2004. The Company’s 2004-2006 New York income tax returns are currently under examination. Management does not anticipate the New York state examination will result in an unfavorable material change to its financial position. The Company does anticipate that a reduction in the unrecognized tax benefits of up to $60,000 may occur over the next twelve months from the settlement of examinations.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

11. Accumulated Other Comprehensive Income (Loss)

A summary of activity in accumulated other comprehensive income (loss) follows (in thousands):

	2008	2007	2006
Effect from unrealized gains (losses) on securities available for sale
Accumulated unrealized gains (losses) on securities available-for-sale at January 1, net of tax	$933	$(998)	$(1,644)
Net unrealized gains for the period, net of tax expense of $1,275 in 2008, $1,222 in 2007, and $445 in 2006	2,021	1,924	645
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $53 in 2008, $(5) in 2007, and $(1) in 2006	(84)	7	1

Effect on other comprehensive income for the period	1,937	1,931	646
Accumulated unrealized gains (losses) on securities available-for-sale at December 31, net of tax	$2,870	$933	$(998)

Effect from retirement benefit plans
Accumulated unrealized gains (losses) for retirement benefit plans at January 1, net of tax	$272	$(1,124)	$(56)

Change in minimum pension liability	—	—	(74)
Amortization of prior service costs, net of tax benefit of $(4) in 2008 and $(6) in 2007	6	10	—
Amortization of net (gain) loss, net of tax expense (benefit) of $3 in 2008 and $(12) in 2007	(7)	18	—
Change in accumulated unrealized net (losses) gains for plan benefits, net of tax (benefit) expense of $(1,185) in 2008 and $292 in 2007	(1,839)	541	—
Change in unrecognized prior service cost, net of tax benefit $(185)	(292)	—	—
Post-retirement plan amendment, net of tax benefit $(521)	—	827	—

Effect on other comprehensive income for the period	(2,132)	1,396	(74)

Cumulative effect of change in accounting for pension obligations
Prior service costs, net of tax expense of $126 in 2006	—	—	(190)
Net loss, net of tax benefit of $25 in 2008 and $536 in 2006	(39)	—	(804)

	—	—	(994)

Accumulated unrealized (losses) gains for benefit obligations at December 31, net of tax	$(1,899)	$272	$(1,124)

Accumulated other comprehensive income (loss) at January 1, net of tax	1,205	(2,122)	(1,700)
Other comprehensive (loss) income, net of tax	(195)	3,327	572
Cumulative effect of change in accounting for adoption of SFAS No. 158	(39)	—	(994)

Accumulated other comprehensive income (loss) at December 31, net of tax	$971	$1,205	$(2,122)

12. Employee and Director Benefit Plans

Defined Contribution Plan

The Company provides retirement benefits through a defined contribution 401(k) plan that covers substantially all of its employees and former employees of Bridge Street. The Bridge Street defined contribution 401(k) plan was terminated on October 6, 2006 and all plan assets were transferred to the Company’s plan. Former Bridge Street employees’ service with Bridge Street at the time of the acquisition is deemed to be service with the Company for eligibility and vesting purposes only. Contributions to the Company’s 401(k) plan are determined by the Board of Directors and are based on percentages of compensation for eligible employees. Contributions are funded following the end of the plan (calendar) year. Company contributions to the plan were $484,000, $42,000, and $522,000 in 2008, 2007, and 2006, respectively.

Executive Incentive Retirement Plan

In 2008, the Company established an executive incentive retirement defined contribution plan (“Executive Plan”) which provides certain senior officers of Alliance Bank N.A. the opportunity to earn performance-based deferred cash bonuses, equal to 10% of the participant’s base salary, upon attainment by the Company of certain financial performance targets defined by the Board of Directors annually. The deferred balances earn interest at the Bank’s one-year rate for certificates of deposit. The deferred bonuses vest ratably over a five year period on the anniversary date of the bonus payment. Upon the participant’s separation from service (other than for cause), the Company pays the participant or his or her beneficiary either a lump sum or an annuity based on the amount of the vested benefit. At December 31, 2008, other liabilities included approximately $135,000 accrued under the Executive Plan.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

12.  Employee and Director Benefit Plans (cont’d.)

Defined Benefit Plan and Post-Retirement Benefits

The Company has a noncontributory defined benefit pension plan (“Pension Plan”) which it assumed from Bridge Street. The Pension Plan covers substantially all former Bridge Street full-time employees who met eligibility requirements on October 6, 2006, at which time all benefits were frozen. Under the Pension Plan, retirement benefits are primarily a function of both the years of service and the level of compensation. The amount contributed to the Pension Plan is determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes, or (b) the amount certified by an actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires that defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end, starting in 2008. Through 2007, the Company utilized the early measurement date option available under FASB Statement No. 87 “Employers’ Accounting for Pensions”, and measured the funded status of the defined benefit plan assets and obligations as of October 1 each year. In accordance with the adoption provisions, the net periodic benefit cost for the period between the October 1 measurement date and the 2008 fiscal year end measurement were allocated proportionately between amounts to be recognized as an adjustment to retained earnings and net periodic benefit cost for the fiscal year. As a result of this adoption, the Company reduced January 1, 2008 opening retained earnings by $44,000, increased deferred income taxes by $25,000, increased the pension liability by $20,000 and credited accumulated other comprehensive income for $39,000.

Prior to September 30, 2007, post-retirement medical and life insurance benefits (“Post-Retirement Plan”) were available to full-time employees who had worked 15 years and attained age 55. Subsequent to the acquisition of Bridge Street, benefits for the Bridge Street active participants were converted to those under the Company’s plan. Retirees and certain active employees with more than 20 years of service to the Company continue to receive benefits in accordance with plans that existed at First National Bank of Cortland and Oneida Valley National Bank, prior to the merger of the banks in 1999. At September 30, 2007, the Company settled (the “Settlement”) the post-retirement benefits for certain active participants that met age and service criteria at that time. In addition, a negative plan amendment (“Negative Amendment”) was adopted for all other active participants who did not meet the age and service criteria. The Settlement and the Negative Amendment eliminated post-retirement benefits for all active employees. The only remaining participants in the Post-Retirement Plan after September 30, 2007 are retired participants and their spouses, if applicable.

In connection with the Settlement of the Post-Retirement Plan, the Company recorded a deferred gain of $517,000, representing the difference between the accrued accumulated benefit obligation of $966,000 and the lump sum payments to the qualifying participants of $449,000. This gain was offset against existing unrecognized losses recorded in accumulated other comprehensive income. Unrealized losses in excess of 10% of the accumulated projected benefit obligation are amortized on a straight line basis over the expected future lifetime of the retiree group. No payments were made to participants in connection with the Negative Amendment. The Company reversed the accrued accumulated benefit obligation of $831,000 as of September 30, 2007 through accumulated other comprehensive income. The remaining balance of unrecognized prior service benefit of $651,000 will be amortized on a straight line basis over 15 years.

The following table represents a reconciliation of the change in the benefit obligation, plan assets and funded status of the Pension Plan and Post-Retirement Plan at December 31(using a measurement date of October 1 in 2007 for the Pension Plan and December 31 for the Post-Retirement Plan and the Pension Plan in 2008):

	Pension Plan		Post-Retirement Plan
	2008	2007	2008	2007
Change in benefit obligation:	(In thousands)
Benefit obligation at beginning of year	$4,192	$4,150	$3,935	$6,060
Service cost	—	—	—	133
Interest cost	257	239	241	322
Actuarial loss (gain)	625	21	240	(462)
Benefits paid	(274)	(218)	(314)	(799)
Participant contributions	—	—	27	29
Adjustment for measurement date change	64	—	—	—
Settlement gain	—	—	—	(517)
Plan amendment	—	—	—	(831)

Benefit obligation at end of year	4,864	4,192	4,129	3,935
Change in plan assets:
Fair value of plan assets at the beginning of the year	4,914	4,524	—	—
Actual return on plan assets	(1,395)	608	—	—
Benefits paid	(274)	(218)	(314)	(799)
Participant contributions	—	—	27	29
Employer contributions	—	—	287	770

Fair value of plan assets at the end of year	3,245	4,914	—	—

Funded status at end of year	$(1,619)	$722	$(4,129)	$(3,935)

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

12.  Employee and Director Benefit Plans (cont’d.)

Pre-tax amounts recognized in accumulated other comprehensive income (loss) at December 31 that has not been recognized as components of net periodic benefit or cost consist of:

	Pension Plan		Post-Retirement Plan
	2008	2007	2008	2007
	(In thousands)
Unrecognized actuarial loss (gain)	$2,372	$(188)	$(607)	$289
Unrecognized prior service cost (benefit)	—	—	529	(651)

	$2,372	$(188)	$(78)	$(362)

The composition of the plan’s net periodic (benefit) cost for the years ended December 31 is as follows:

	Pension Plan		Post-Retirement Plan
	2008	2007	2008	2007	2006
	(In thousands)
Service cost	$—	$—	$—	$133	$121
Interest cost	257	239	241	322	284
Amortization of unrecognized prior service cost	—	—	(44)	6	23
Amortization of unrecognized actuarial loss	—	—	—	30	56
Expected return on assets	(433)	(399)	—	—	—

Total net periodic (benefit) cost	$(176)	$(160)	$197	$491	$484

The estimated prior service benefit for the Post-Retirement Plan that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $44,000. The estimated unrecognized actuarial loss for the Pension Plan and Post-Retirement Plan that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $165,000 and $8,000, respectively.

The following weighted average assumptions were used to determine benefit obligations for these plans:

	Pension Plan		Post-Retirement Plan
	2008	2007	2008	2007
Discount rate	5.87%	6.29%	5.77%	6.38%
Expected return on plan assets	9.00%	9.00%	—	—

The following weighted average assumptions were used to determine net periodic (benefit) cost for the years ended December 31:

	Pension Plan		Post-Retirement Plan
	2008	2007	2008	2007	2006
Discount rate	6.29%	5.90%	6.38%	6.00%	5.50%
Expected return on plan assets	9.00%	9.00%	—	—	—

The discount rates used in determining the benefit obligations for the Pension Plan and Post-Retirement Plan as of December 31, 2008, 2007 and 2006 were based upon the Citibank pension liability index. The Citibank pension liability index was determined to appropriately reflect the rate at which the Pension Plan and Post-Retirement Plan obligations could be effectively settled, based upon the expected duration of each plan.

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

The long-term investment objective is to be invested 65% in equity securities (equity mutual funds) and 35% in debt securities (bond mutual funds). If the Pension Plan is underfunded under the Guidelines, the bond fund portion will be temporarily increased to 50% in order to lessen asset value volatility. When the Pension Plan is no longer underfunded, the bond fund portion will be decreased back to 35%. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies more than 10% from the target (i.e., a 20% target range).

The Pension Plan’s investment goal is to achieve investment results that will contribute to the proper funding of the Pension Plan by exceeding the rate of inflation over the long-term. In addition, investment managers for the Trust are expected to provide above average performance when compared to their peer managers. Performance volatility is also monitored. Risk/volatility is further managed by the distinct investment objectives of each of the Trust funds and the diversification within each fund.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

12. Employee and Director Benefit Plans (cont’d.)

The Pension Plan’s weighted-average asset allocations by asset category at December 31 are as follows:

Asset Category	2008	2007
Equity securities	59%	70%
Debt Securities (Bond Mutual Funds)	41%	30%

Total	100%	100%

The Pension Plan’s long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the Pension Plan’s target allocation, the result is an expected rate of return of 7% to 11%.

Due to recent changes in pension funding law and sharp declines in market asset values, a reasonable estimate of expected contributions cannot be determined at this time.

For measurement purposes, with respect to the Post-Retirement Plan, a 10.0% annual rate of increase in the per capita cost of covered health care benefits is assumed for 2008. The rate is assumed to decrease gradually to 4.5% by the year 2016 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects on the Post-Retirement Plan (in thousands):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$ 14	$ (12)
Effect on post-retirement benefit obligations	247	(215)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the Pension Plan (in thousands):

Year ending December 31:

2009	$221
2010	219
2011	255
2012	253
2013	259
Years 2014-2018	1,347

The following healthcare benefits are expected to be paid under the Post-Retirement Plan (in thousands):

Year ending December 31:

2009	$312
2010	335
2011	348
2012	346
2013	340
Years 2014-2018	1,549

The above benefit payments include expected life insurance claims, rather than the premiums that the Company is paying to provide the life insurance.

Directors Retirement Plan

In 2008, the Company established a noncontributory defined benefit plan for non-employee directors (“Directors Plan”). The Directors Plan provides for a cash benefit equivalent to 35% of their average annual director’s fees, subject to increases based on the directors’ length and extent of service, payable in a number of circumstances, including normal retirement, death or disability and a change in control.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

12. Employee and Director Benefit Plans (cont’d.)

The following table represents a reconciliation of the change in the benefit obligations, plan assets and funded status of the Directors Plan at December 31:

2008
Change in benefit obligation:	(in thousands)
Benefit obligation at beginning of year	$—
Service cost	27
Interest cost	14
Prior service cost	477

Benefit obligation at end of year	$518
Plan assets	—

Funded status at end of year	$(518)

Pre-tax amounts recognized in accumulated other comprehensive income at December 31, 2008 that have not been recognized as components of net periodic benefit or cost consist of:

2008
(in thousands)
Unrecognized actuarial (gain) loss	$—
Unrecognized prior service cost	454

$454

The composition of the Directors Plan’s net periodic cost for the year ended December 31 is as follows (in thousands):

2008
(in thousands)
Service cost	$27
Interest cost	14
Amortization of unrecognized prior service cost	24

Total net periodic cost	$65

The discount rate used in determining the benefit obligation for the Directors Plan as of December 31, 2008 was 5.87%. The discount rate used to determine benefit obligations for the Directors Plan was based upon the Citibank pension liability index. The Citibank pension liability index was determined to appropriately reflect the rate at which the pension liabilities could be effectively settled based upon the expected duration of the Directors Plan. Directors’ fees were assumed to increase at an annual rate of 3.00%.

The following directors’ retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year ending December 31:
2009	$—
2010	—
2011	—
2012	33
2013	49
Years 2014-2018	317

In 2009, $46,000 in unrecognized prior service costs are estimated to be amortized from accumulated other comprehensive income into the net periodic cost for the Directors’ Plan.

Supplemental Retirement Plans

The Company has supplemental executive retirement plans (“SRP’s”) for certain current and former employees. Included in other assets, the Company has segregated assets of $174,000 and $332,000 at December 31, 2008 and 2007, respectively, to fund the estimated benefit obligation associated with certain SRP plans.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

12.  Employee and Director Benefit Plans (cont’d.)

The following table represents a reconciliation of the change in the benefit obligations, plan assets and funded status of the SRP’s at December 31:

	2008	2007
Change in benefit obligation:	(In thousands)
Benefit obligation at beginning of year	$ 3,334	$ 3,535
Service cost	61	57
Interest cost	199	192
Actuarial loss (gain)	262	(53)
Benefits paid	(390)	(397)

Benefit obligation at end of year	3,466	3,334
Change in plan assets:
Benefits paid	(390)	(397)
Employer contributions	390	397

Fair value of plan assets at the end of year	—	—

Funded status at end of year	$ (3,466)	$ (3,334)

Pre-tax amounts recognized in accumulated other comprehensive income at December 31, 2008 that has not been recognized as components of net periodic benefit or cost consist of:

	2008	2007
	(In thousands)
Unrecognized actuarial loss (gain)	$ 243	$ (10)
Unrecognized prior service cost	111	121

	$ 354	$ 111

The composition of the SRP’s net periodic cost for the years ended December 31 is as follows (in thousands):

	2008	2007	2006
	(In thousands)
Service cost	$ 61	$ 57	$ 64
Interest cost	199	192	83
Amortization of unrecognized prior service cost	10	10	81
Amortization of unrecognized actuarial loss	9	—	251

Total net periodic cost	$ 279	$ 259	$ 479

The Company amortizes unrecognized gain or losses and prior service costs in the SRP’s on a straight line basis over the future working lifetime of the participant expected to receive benefits under the plan. In the year of a participant’s retirement, any unrecognized gains or losses and prior service costs are fully recognized. Future unrecognized gains or losses arising after retirement are amortized over the participant’s remaining life expectancy. The compensation expense resulting from the full recognition of unrecognized losses and prior service costs totaled $319,000 in 2006. There was no such expense in 2008 and 2007.

The discount rate used in determining the benefit obligation of the SRP’s as of December 31, 2008 and 2007 was 5.77% and 6.38%, respectively. The discount rate used in determining the net periodic benefit cost was 6.38%, 5.80%, and 5.50% for 2008, 2007 and 2006, respectively. The discount rate used to determine benefit obligations for the plans was based upon the Citibank pension liability index. The Citibank pension liability index, less an adjustment of 10 basis points, was determined to appropriately reflect the rate at which the pension liabilities could be effectively settled, based upon the expected duration of the plans. For measurement purposes in 2008 and 2007, with respect to the SRP’s, an 8.5% annual rate was assumed as the investment return on account balances and salaries were assumed to increase at an annual rate of 4.0%.

The following SRP payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year ending December 31:
2009	$262
2010	261
2011	251
2012	249
2013	246
Years 2014-2018	1,741

In 2009, $10,000 in unrecognized prior service costs and $10,000 in unrecognized actuarial losses are estimated to be amortized from accumulated other comprehensive income into the net periodic cost for the SRP’s.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

12. Employee and Director Benefit Plans (cont’d.)

The Company assumed a SRP for directors from Bridge Street, providing for extended compensation after retirement. Cash surrender value of these policies approximated $6.9 million and $6.7 million at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007 other liabilities include approximately $679,000 and $708,000, respectively, accrued under the directors’ SRP from Bridge Street. Deferred compensation expense related to the SRP from Bridge Street for the year ended December 31, 2008 and 2007 approximated $66,000 and $69,000, respectively.

The Company expects to contribute $356,000 to its SRP’s in 2009.

13. Directors’ Deferred Compensation

In March 2008, the Company’s Board of Directors approved a stock-based deferral plan which provides directors and officers designated by the Board of Directors the opportunity to defer receipt of cash compensation and, thereby, accumulate additional shares of the Company’s common stock. The Company contributes the amount of compensation deferred to a trust, which purchases shares of the Company’s common stock, and distributions are made in shares of the Company’s common stock upon such events as are elected by participants. Dividends paid on shares are also converted to common stock. Upon adoption of the plan, certain directors transferred their balances from the prior deferred compensation plan to the stock-based deferral plan. The total amount transferred was $1.9 million which converted into 76,817 shares at an average share price of $24.57. At December 31, 2008, 85,510 shares are held in trust with a cost basis of $2.1 million.

The Company maintained an optional deferred compensation plan for its directors, whereby fees normally received were deferred and paid by the Company upon the retirement of the director. In March 2008, active directors transferred their plan balances into the stock-based deferred compensation plan and the remaining liability consists of the retired directors balances. At December 31, 2008 and 2007, other liabilities included approximately $580,000 and $2.5 million, respectively, relating to deferred compensation. Deferred compensation expense resulting from the earnings on deferred balances for the years ended December 31, 2008, 2007, and 2006 approximated $76,000, $342,000, and $319,000, respectively.

The Company assumed a nonqualified deferred compensation plan for former directors of Bridge Street, under which participants were eligible to elect to defer all or part of their annual director fees. The plan provides that deferred fees are to be invested in mutual funds, as selected by the individual directors. Deferrals under the plan were discontinued effective with the acquisition of Bridge Street. At December 31, 2008 and 2007, deferred director fees included in other liabilities, and the corresponding assets included in other assets, aggregated approximately $485,000 and $767,000, respectively.

14. Stock Based Compensation Plans

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

There were 182,555 options outstanding at December 31, 2008, of which 166,555 of the options were issued with a 10-year term, vesting one year after the issue date, and exercisable based on the Company achieving specified stock prices. 15,000 options were issued with a 10-year term and vest ratably over a three-year period. 1,000 options were issued with a five-year term and vested on issuance. No options were granted during 2008, 2007 and 2006.

Compensation expense recognized for stock options was $1,800 and $28,000 net of a tax benefit of $1,200 and $18,000 during 2008 and 2007. As of December 31, 2008, there was no remaining unrecognized compensation cost related to non-vested stock option awards. The company generally uses authorized but unissued shares to satisfy stock option exercises.

Stock option activity in the plan for the years ended December 31 was as follows:

2008
	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	182,555	$ 21.77
Granted	—
Vested	—
Exercised	—
Forfeited	—

Outstanding at end of year	182,555	$ 21.77

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14. Stock Based Compensation Plans (cont’d)

The following table summarizes the Company’s stock options at December 31, 2008:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price
$17.75 - $19.00	75,500	$18.28	1.3	75,500	$18.28
$21.75 - $23.50	41,000	$23.29	2.7	41,000	$23.29
$24.75 - $28.65	66,055	$24.81	1.1	38,782	$24.85

The total intrinsic value of options exercised during 2007 and 2006 was $66,000 and $408,000, respectively. The aggregate intrinsic value of shares outstanding and exercisable at December 31, 2008 was $426,000. Cash received from options exercised was $178,000 and $1.1 million in 2007 and 2006, respectively. The tax benefit realized from stock option exercised was $26,000 and $120,000 in 2007 and 2006, respectively. No options were exercised in 2008.

Restricted stock awards are recorded as deferred compensation, a component of stockholders’ equity, at fair value at the date of the grant and amortized to compensation expense over the specified vesting periods. These shares become vested at the end of a 7-year period. No shares were vested in 2008. Furthermore, 50% of the shares awarded, to all grantees except the Company’s Chief Executive Officer, become vested on the date, at least three years after the award date, that the Company’s stock price has closed at a price that is at least 160% of the award price for 15 consecutive days. Compensation expense associated with the amortization of the cost of all restricted shares issued for the years ended December 31, 2008, 2007 and 2006 was $359,000, $241,000, and $213,000, respectively. The unrecognized compensation cost for restricted stock awards was $1.3 million at December 31, 2008, which will be recognized as compensation expense over a weighted average period of 4.3 years.

The following is a summary of the Company’s restricted stock activity for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006

	Non-vested Shares	Weighted Average Grant Price	Non-vested Shares	Weighted Average Grant Price	Non-vested Shares	Weighted Average Grant Price

Outstanding at beginning of year	74,175	$30.95	67,375	$31.06	62,775	$31.00
Granted	15,500	25.19	16,950	30.88	26,500	30.81
Forfeited	3,575	26.55	10,150	31.44	(19,995)	30.67
Vested	—	—	—	—	(1,905)	30.21

Outstanding at end of year	86,100	$30.32	74,175	$30.95	67,375	$31.06

15. Commitments and Contingent Liabilities

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

Financial instruments whose contract amounts represent credit risk (in thousands):

	Contract Amount
	2008	2007	2006
Commitments to extend credit, variable	$ 129,818	$ 122,099	$ 127,590
Commitments to extend credit, fixed	32,782	30,955	7,587
Standby letters of credit	1,572	1,289	2,663

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payments of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Since the

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

15. Commitments and Contingent Liabilities (cont’d)

letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For both commitments to extend credit and standby letters of credit, the amount of collateral obtained, if deemed necessary by the Company upon the extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but includes residential and commercial real estate.

The Company leases office space and certain branches under noncancelable operating lease agreements having initial terms which expire at various dates through 2025. Total rental expense was approximately $1.2 million in 2008, $1.0 million in 2007, and $982,000 in 2006.

Minimum rental payments under the initial terms of these leases are summarized as follows (in thousands):

Year ending December 31:
2009	$ 1,113
2010	967
2011	945
2012	549
2013	456
Thereafter	3,033

Total minimum lease payments	$ 7,063

The Bank entered into an agreement in 2005 with Onondaga County whereby the Bank obtained the naming rights to a sports stadium in Syracuse, NY for a 20-year term. Under the agreement, the Bank paid $152,000 in 2008, $120,000 in 2007, and $75,000 in 2006, and will pay $152,000 annually from 2009 through 2024.

The Company is required to maintain a reserve balance as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ended December 31, 2008 was $600,000.

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

16. Dividends and Restrictions

The primary source of cash to pay dividends to the Company’s shareholders is through dividends from its banking subsidiary. The Federal Reserve Board and the Office of the Comptroller of the Currency are authorized to determine certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe or unsound practice. Banking organizations may generally only pay dividends from the combined current year and prior two years’ net income less any dividends previously paid during that period. At December 31, 2008, approximately $13.8 million was available for the declaration of dividends by the Bank. There were no loans or advances from the subsidiary Bank to the Company at December 31, 2008.

Prior to December 19, 2011, unless the Company has redeemed the Series A Preferred Stock or the Treasury Department has transferred the Series A Preferred Stock to a third party, the consent of the Treasury Department will be required for the Company to (1) declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.26 per share of common stock) or (2) redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

17. Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Assets Measured on a Recurring Basis

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2008 Using
	Fair Value at December 31, 2008	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
		(in thousands)
Available for sale securities	$299,149	$ 988	$ 298,161

Assets Measured on a Non-Recurring Basis

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

The following represents impairment charges recognized during 2008:

During the first quarter of 2008, loans and leases held-for-sale were carried at a fair value of $15.1 million (of which $10.6 million, $3.8 million and $800,000 were measured using Level 1, Level 2 and Level 3 inputs, respectively within the fair value hierarchy), resulting in a valuation allowance of $187,000. There are no leases held for sale at December 31, 2008. During the first quarter of 2008, losses of $187,000 were recorded in other income.

Loans subject to non-recurring fair value measurement using Level 3 inputs had a gross carrying amount of $1.4 million with an associated valuation allowance of $193,000 for a fair value of $1.3 million. Impairment write-downs during 2008 resulted in $2.0 million in charges to the allowance for credit losses.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

17. Fair Value of Financial Instruments (cont’d)

The carrying amounts and estimated fair values of financial instruments, not previously presented, at December 31 are as follows (in thousands):

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$21,172	$21,172	$30,704	$30,704
Fed funds sold	26,918	26,918	—	—
FHLB and FRB stock	11,844	N/A	9,507	N/A
Loans held for sale	875	875	3,163	3,163
Loans and leases, net of unearned income	910,755	930,920	895,533	890,990
Allowance for credit losses	(9,161)	—	(8,426)	—

Net loans and leases	901,594	930,920	887,107	890,990
Accrued interest receivable	4,218	4,218	4,501	4,501

Financial Liabilities:
Deposits	$937,882	$943,182	$945,230	$945,563
Borrowings	238,972	241,421	200,757	199,176
Junior subordinated obligations	25,774	20,792	25,774	25,774
Accrued interest payable	3,037	3,037	3,903	3,903

The fair value of commitments to extend credit and standby letters of credit is not significant.

The Company’s fair value estimates are based on our existing on and off balance sheet financial instruments without attempting to estimate the value of any anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on our fair value estimates and have not been considered in these estimates.

The fair value estimates are made as of a specific point in time, based on relevant market information and information about the financial instruments, including our judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in our assumptions could significantly affect the estimates.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents

The carrying amounts reported in the consolidated balance sheet for cash and short-term instruments approximate those assets’ fair value.

Fed Funds Sold

The carrying amount reported in the consolidated balance sheet for Fed Funds Sold approximate the assets’ fair value.

FHLB and FRB Stock

It is not practicable to determine the fair value of FHLB and FRB stock due to restrictions placed on its transferability.

Loans and Leases

Variable-rate loans reprice as the associated rate index changes. Therefore, the carrying value of these loans approximates fair value. The fair value of our fixed-rate loans and leases were calculated by discounting scheduled cash flows through the estimated maturity using current origination rates, credit adjusted for delinquent loans and leases. Our estimate of maturity is based on the contractual cash flows adjusted for prepayment estimates based on current economic and lending conditions. The fair value of accrued interest approximates carrying value.

Deposits

The fair values disclosed for non-interest-bearing accounts and accounts with no stated maturity are, by definition, equal to the amount payable on demand at the reporting date. The fair value of time deposits was estimated by discounting expected monthly maturities at interest rates approximating those currently being offered at the FHLB on similar terms. The fair value of accrued interest approximates carrying value.

Borrowings

The fair value of borrowings are estimated using discounted cash flow analysis, based on interest rates approximating those currently being offered for borrowings with similar terms.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

17. Fair Value of Financial Instruments (cont’d)

Junior Subordinated Obligations

The fair value of trust preferred debentures has been estimated using a discounted cash flow analysis.

Off-balance-sheet Instruments

Off-balance-sheet financial instruments consist of commitments to extend credit and standby letters of credit, with fair value based on fees currently charged to enter into agreements with similar terms and credit quality. Amounts are not significant.

18. Capital and Regulatory Matters

Capital Requirements

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

The capital levels at the Company’s subsidiary bank are maintained at or above the well-capitalized minimums of 10%, 6% and 5% for the total risk-based, Tier 1 capital, and leverage ratio, respectively. As of December 31, 2008, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s regulatory capital measures are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total risk-based capital
Company	$133,962	15.08%	$71,047	≥8.00%	N/A	N/A
Bank	124,941	14.19%	70,415	≥8.00%	88,019	≥10.00%
Tier 1 capital
Company	124,801	14.05%	35,523	≥4.00%	N/A	N/A
Bank	115,780	13.15%	35,207	≥4.00%	52,811	≥6.00%
Leverage
Company	124,801	9.59%	52,064	≥4.00%	N/A	N/A
Bank	115,780	8.97%	51,657	≥4.00%	64,571	≥5.00%

As of December 31, 2007
Total risk-based capital
Company	$102,311	11.59%	$70,610	≥8.00%	N/A	N/A
Bank	99,024	11.30%	70,098	≥8.00%	87,622	≥10.00%
Tier 1 capital
Company	93,885	10.64%	35,305	≥4.00%	N/A	N/A
Bank	90,598	10.34%	35,049	≥4.00%	52,573	≥6.00%
Leverage
Company	93,885	7.53%	49,899	≥4.00%	N/A	N/A
Bank	90,598	7.26%	49,905	≥4.00%	62,382	≥5.00%

Preferred Stock and Warrants under the U.S. Treasury’s Capital Purchase Plan

In December 2008, the Treasury Department purchased 26,918 shares of the Company’s newly issued, non-voting senior cumulative preferred stock valued at $26.9 million, with an initial annual dividend of 5% for five years and 9% thereafter. Dividends are accrued as earned by the Treasury Department. The preferred stock may not be redeemed for a period of three years from the date of the investment, except with the proceeds from a “qualified equity offering”. After the third anniversary of the date of this investment, the preferred stock may be redeemed, in whole or in part, at any time, at the option of the Company. The preferred stock qualifies as Tier 1 capital for regulatory reporting purposes.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

18. Capital and Regulatory Matters (cont’d.)

The American Recovery and Reinvestment Act of 2009 (“ARRA”) provides an opportunity for TARP recipients to immediately repay a TARP financing assistance without first needing to raise any funds, subject to the consultation by the Treasury Department with the appropriate federal banking agency. The nature of the consultation process is not defined under the ARRA, and banking regulators might seek to require a withdrawing TARP recipient to raise additional funds from third parties if the regulators determine that there are not otherwise sufficient capital reserves. Under repayment, the Treasury Department is required to liquidate any warrants it received from the Company.

The Treasury Department’s consent is required for any increase in common dividends per share and any repurchases of common stock until the earlier of a redemption or third anniversary of the date of the preferred stock issuance.

The Treasury Department also received warrants to purchase 173,069 shares of the Company’s common stock with an exercise price of $23.33 per share representing an aggregate market price of $4.0 million or 15% of the preferred stock investment. The warrants are immediately exercisable and expire in ten years. The Company allocated $1.1 million of the proceeds from the issuance of the preferred stock to the value of the warrants representing an unamortized discount on preferred stock. The discount is being amortized to preferred stock using an effective yield method over a five year period. $6,000 of the discount was accreted to preferred stock during 2008.

19. Parent Company Financial Information

Condensed financial statement information of Alliance Financial Corporation for the years ended December 31 is as follows (in thousands):

Condensed Balance Sheets

Assets:	2008	2007
Investment in subsidiaries	$160,770	$135,308
Cash	4,927	1,504
Securities	1,512	1,538
Investment in limited partnerships	2,350	2,110
Other Assets	2,081	2,215

Total Assets	$171,640	$142,675

Liabilities:
Junior subordinated obligations	$25,774	$25,774
Dividends payable	1,232	1,135
Other liabilities	153	206

Total Liabilities	27,159	27,115

Shareholders’ Equity:
Preferred stock	25,785	—
Common stock	4,901	4,889
Surplus	42,468	38,847
Undivided profits	81,110	75,844
Accumulated other comprehensive income	971	1,205
Directors’ stock-based deferred compensation plan	(2,098)	—
Treasury stock	(8,656)	(5,225)

Total Shareholders’ Equity	144,481	115,560

Total Liabilities and Shareholders’ Equity	$171,640	$142,675

Condensed Statements of Income

	2008	2007	2006

Dividend income from subsidiary Bank	$9,500	$7,600	$—
Interest and dividends on securities	43	58	58
Income from limited partnerships	202	230	100
Interest expense on junior subordinated debentures	(1,399)	(1,960)	(1,139)
Non-interest expenses	(129)	(101)	(87)

	8,217	5,827	(1,068)
Equity in undistributed income of subsidiaries	2,140	3,650	8,379

Net Income	$10,357	$9,477	$7,311

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

19. Parent Company Financial Information (cont’d.)

Condensed Statements of Cash Flows

	2008	2007	2006
Operating Activities:
Net Income	$10,357	$9,477	$7,311
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(2,140)	(3,650)	(8,379)
Depreciation expense	116	89	24
Net change in other assets and liabilities	114	270	3,590

Net cash provided by operating activities	8,447	6,186	2,546

Investing Activities:
Purchase of securities available-for-sale	(23)	—	(464)
Acquisition	—	—	(13,171)

Net cash used in investing activities	(23)	—	(13,635)

Financing Activities:
Proceeds from issuing subordinated debentures	—	—	15,464
Treasury stock purchased	(3.431)	(2,314)	(3,407)
Proceeds from the exercise of stock options	—	178	1,127
Issuance of preferred stock	26,918	—	—
Capital contribution to subsidiary	(23,918)	(660)	—
Cash dividends paid	(4,570)	(4,213)	(3,111)

Net cash (used in) provided by financing activities	(5,001)	(7,009)	10,073
Increase (decrease) in cash and cash equivalents	3,423	(823)	(1,016)
Cash and cash equivalents at beginning of year	1,504	2,327	3,343

Cash and cash equivalents at end of year	$4,927	$1,504	$2,327

Supplemental Disclosures of Cash Flow Information:
Non-cash financing activities:
Dividend declared and unpaid	$1,191	$1,135	$1,057

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

The Audit Committee of the Board of Directors, composed solely of independent directors, meets periodically with the Company’s management, internal auditors and independent registered public accounting firm, Crowe Horwath LLP to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The internal auditors and independent public accounting firm have unlimited access to the Audit Committee to discuss all such matters.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting which is set forth in Item 8—“Financial Statements and Supplementary Data” on page 35 and is incorporated herein by reference, management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2008, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, its system of internal control over financial reporting met those criteria and is effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer evaluated, as of December 31, 2008, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2008 were effective.

AUDIT REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in its report, which is set forth in Item 8 – “Financial Statements and Supplementary Data” on page 36 and is incorporated herein by reference.

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
Consolidated Balance Sheets at December 31, 2008 and 2007.
Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006.
Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2008, 2007 and 2006.
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.
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

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-62623) filed with the Commission on August 31, 1998

3.2	Certificate of Amendment to Certificate of Incorporation of the Company

3.3

Certificate of Amendment to Certificate of Incorporation of the Company (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008).

3.4	Amended and Restated Bylaws of the Company (incorporated herein by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 3, 2004)

3.5	Amended and Restated Bylaws of the Company (incorporated herein by reference to exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 27, 2007)

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

4.2	Warrant to Purchase Common Stock, dated December 19, 2008 (incorporated herein by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008).

4.3

Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement-Standard Terms attached thereto, by and between the Company and the United States Department of the Treasury (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008).

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

10.3	Directors Compensation Deferral Plan of the Company (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 1999)

10.4

Supplemental Retirement Agreement, dated as of May 1, 2000, by and among the Company, Alliance Bank, N.A. and Jack H. Webb (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000)

10.5

First National Bank of Cortland Excess Benefit Plan for David R. Alvord, dated December 31, 1991, and all amendments thereto (incorporated herein by reference to exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2001)

10.6

Oneida Valley National Bank Supplemental Retirement Income Plan for John C. Mott, dated September 1, 1997, and all amendments thereto (incorporated herein by reference to exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2002)

10.7

Change of Control Agreement, dated May 3, 2006 by and between the Company and J. Daniel Mohr (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2006)

10.8

Employment Agreement dated October 6, 2005 by and among the Company and John H. Watt Jr. (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2005)

10.9

Director Supplemental Retirement Benefit Plan of Oswego County Savings Bank, dated as of March 15, 2000 (incorporated by reference to exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Commission on March 13, 2007)

10.10

Oswego County National Bank Voluntary Deferred Compensation Plan for Directors, Amended and Restated effective January 1, 2005 (incorporated by reference to exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Commission on March 13, 2007)

10.11	Form of Change of Control Agreement, dated January 27, 2009, by and between the Company, Alliance Financial Corporation, and James W. Getman and Steven G. Cacchio

10.12

Alliance Financial Corporation Director Retirement Plan dated March 11, 2008 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2008)

10.13

Alliance Bank Executive Incentive Retirement Plan dated March 11, 2008 (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2008)

10.14

Alliance Financial Corporation Stock-Based Deferral Plan dated March 11, 2008 (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2008)

12	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends

21	List of the Company’s Subsidiaries

23.1	Consent of Crowe Horwath LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of J. Daniel Mohr, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

ALLIANCE FINANCIAL CORPORATION
(Registrant)

Date March 13, 2009	By	/s/ Jack H. Webb
Jack H. Webb, Chairman, President & CEO
(Principal Executive Officer)

Date March 13, 2009	By	/s/ J. Daniel Mohr
J. Daniel Mohr, Treasurer & CFO
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

/s/ Mary Pat Adams	Date March 11, 2009
Mary Pat Adams, Director

/s/ Donald S. Ames	Date March 11, 2009
Donald S. Ames, Director

/s/ Donald H. Dew	Date March 11, 2009
Donald H. Dew, Director

/s/ John M. Endries	Date March 11, 2009
John M. Endries, Director

/s/ Samuel J. Lanzafame	Date March 11, 2009
Samuel J. Lanzafame, Director

/s/ Margaret G. Ogden	Date March 11, 2009
Margaret G. Ogden, Director

/s/ Lowell A. Seifter	Date March 11, 2009
Lowell A. Seifter, Director

/s/ Charles E. Shafer	Date March 11, 2009
Charles E. Shafer, Director

/s/ Charles H. Spaulding	Date March 11, 2009
Charles H. Spaulding, Director

/s/ Paul M. Solomon	Date March 11, 2009
Paul M. Solomon, Director

/s/ Deborah F. Stanley	Date March 11, 2009
Deborah F. Stanley, Director

/s/ John H. Watt, Jr.	Date March 11, 2009
John H. Watt, Jr., Executive Vice President & Director

/s/ Jack H. Webb	Date March 11, 2009
Jack H. Webb, Chairman, President
& CEO and Director
(Principal Executive Officer)