Form 10-K/A
period 2008-12-31
ALLIANCE FINANCIAL CORP /NY/
filed 2009-04-30
CIK 796317

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $89.3 million based on the closing sale price as reported on the NASDAQ Global Market.

The number of outstanding shares of the Registrant’s common stock, $1 par value per share, on January 22, 2009 was 4,578,910 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2009 (the “2008 10-K”), to include information previously omitted from the 2008 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year, which involves the election of directors. The Company’s definitive proxy statement will not be filed before April 30, 2009 (i.e. within 120 days after the end of Company’s 2008 fiscal year). The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

For purpose of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and 15(a)(3) of our 2008 10-K have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on March 13, 2009 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2008 10-K. Accordingly this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

FORM 10-K/A ANNUAL REPORT

FOR THE YEAR ENDED

DECEMBER 31, 2008

ALLIANCE FINANCIAL CORPORATION

PART III

Item 10 — Directors and Executive Officers of the Registrant and Corporate Governance

Nominees, Directors Continuing in Office and Executive Officers

Certain information concerning nominees for election to the Board of Directors, the Directors continuing in office and the Company’s executive officers is set forth below.

Name and Age	Business Experience and Directorships	Director Since**	Shares of Common Stock Beneficially Owned as of 4/21/09(1)		% of Total Common Stock(2)
NOMINEES FOR ELECTION (CLASS II)

Donald H. Dew (57)	Former Chairman, Chief Executive Officer – Diemolding Corporation; Director – Diemolding Corporation; Former Partner – Diemolding International; Director – Higbee Gaskets; Former Chairman and Director – Badger Technologies; Chairman – NYS Empire Zone Madison County	1988	16,460	(5)	*

Charles E. Shafer (59)	Managing Member – Green Lake Associates, LLC, a company which provides residential and commercial construction financing; Treasurer – Applied Concepts, Inc.; Former Director – Marathon Boat Group, Inc.; Director and Secretary – P.E.A.C.E., Inc.; Trustee – Vermont Law School	1998	32,492	(5)	*

Charles H. Spaulding (60)	President and Director – George B. Bailey Agency, Inc., an insurance agency; President and Director – Mid York Associates, Inc.; Director and Former Treasurer – J.M. Murray Center, Inc.; Director and Former Treasurer – SUNY Cortland College Foundation; Former Director and Treasurer – Family Health Network	1993	22,349	(5)	*

Deborah F. Stanley (59)	President – State University of New York at Oswego; Former Chair of the Board – Bridge Street Financial, Inc. and Oswego County National Bank; Director – The Oswego College Foundation; Director – Metropolitan Development Association of Syracuse and CNY; Director – Metropolitan Development Association Foundation	2006	12,319	(5)	*

Name and Age	Business Experience and Directorships	Director Since**	Shares of Common Stock Beneficially Owned as of 4/21/09(1)		% of Total Common Stock(2)
CONTINUING DIRECTORS***

Mary Pat Adams (49)	Associate Broker – Hunt Real Estate ERA, formerly Prudential First Properties; Former Director – Oneida Valley Securities Corporation; Board Member – Oneida City School District Foundation; Former Associate Broker – Don Kingsley Real Estate	2000	32,224	(3)(5)	*

Donald S. Ames (67)	President – Cortland Laundry, Inc.; Former Chairman – Cortland Line Company, Inc.; Former Director and Vice Chairman – Gutchess Lumber Company, Inc.; Director – J.M. Murray Center, Inc.	1986	112,915	(5)	2.5%

John M. Endries (66)	President – Endries Wealth Management, LLC, an investment advisory firm	2005	6,500		*

Samuel J. Lanzafame (58)	CEO and President – Datacom Systems, Inc.; Director – Madison County Industrial Board	1988	25,871	(5)	*

Margaret G. Ogden (63)	Principal – Peggy Ogden LLC, Solutions In Philanthropy; Former President and CEO – Central New York Community Foundation, Inc.	2001	6,171	(5)	*

Lowell A. Seifter (56)	Principal – Green & Seifter, Attorneys, PLLC; Former Director – Bridge Street Financial, Inc. and Oswego County National Bank; Trustee – Sagamore Institute; Secretary – G&S Northway Plaza, Inc.; Manager – Longpoint Development, LLC; Manager – LPD Windward, LLC	2006	9,758	(5)	*

Paul M. Solomon (65)	Private Investor, Partner – P.J. Equities, LLP; Member – bc Restaurant LLC; Trustee – Milbrook School; Trustee – Onondaga Community College; Advisory Board Member – C&S Companies; Former Advisory Board Member – SmartPill; Director – US Beverage Net	2001	23,473	(5)	*

John H. Watt, Jr. (50)	Executive Vice President of the Company and Bank; Executive Vice President, Commercial Banking Sales and Service and Trust and Investment Services; Director – Alliance Leasing, Inc.; Advisory Board Member – Summer Street Capital Partners Fund II; Board Member – OnPoint for College; former Managing Director – JP Morgan Business Credit Corporation	2007	16,834	(4)	*

Jack H. Webb (56)	Chairman of the Board and President and Chief Executive Officer of Company; President and Chief Executive Officer of the Bank; Director – Alliance Leasing, Inc.; Trustee – Rosamond Gifford Foundation; Member – The CNY Advisory Board of Lifetime Health Care	2000	108,269	(4)	2.3%

Name and Age	Business Experience and Directorships	Officer Since	Shares of Common Stock Beneficially Owned as of 4/21/09(1)		% of Total Common Stock(2)
EXECUTIVE OFFICERS

J. Daniel Mohr (44)	Treasurer and Chief Financial Officer of Company; Executive Vice President, Chief Financial Officer and Treasurer of Bank; Vice President – Alliance Leasing, Inc.; Former Senior Vice President and Chief Financial Officer – Partners Trust Financial Group, Inc.; Former Senior Vice President and Chief Financial Officer – Pioneer Management Group, Inc.	2006	7,000	(4)	*

James W. Getman (61)	Executive Vice President and Senior Loan Officer of Bank; President and Chief Executive Officer and Director – Alliance Leasing, Inc.; Director – Community General Hospital	1999	29,731	(4)	*

Steven G. Cacchio (45)	Senior Vice President, Retail Banking and CRA Officer of Bank; Chief Executive Officer and Director – Ladd’s Agency, Inc., an insurance agency subsidiary of the Company	2000	20,546	(4)	*

All Directors, Nominees and Executive Officers as a Group (16 persons):			482,912		10.3%

*	Represents less than one percent of outstanding stock.
**	Year in which the Director was first elected or appointed to the Board of Directors of the Company, the Bank, or their respective predecessor entities.
***	Messrs. Lanzafame, Seifter and Webb and Ms. Adams are Class III members whose terms expire in 2010. Messrs. Ames, Endries, Solomon, Watt and Ms. Ogden are Class I members whose terms expire in 2011.
(1)

A person “beneficially owns” shares of stock if he or she has or shares the power to vote or dispose of them or has the right to acquire beneficial ownership within 60 days of April 21, 2009. Except as otherwise indicated, the named individual has sole voting and sole dispositive powers.

(2)	Except as indicated, each individual owns less than 1% of the Company’s outstanding common stock.
(3)	Includes 13,000 shares held in trusts of which Ms. Adams serves as co-trustee.
(4)

Includes 75,000, 18,491 and 9,546 shares subject to presently exercisable stock options held by Messrs. Webb, Getman and Cacchio, respectively. Also includes 18,500, 14,250, 7,000, 9,500 and 11,000 shares of restricted stock which may be voted but not disposed of held by Messrs. Webb, Watt, Mohr, Getman and Cacchio, respectively.

(5)

Includes shares held in trust in connection with the Alliance Financial Corporation Stock-Based Deferral Plan. The following represents the amount of shares held in the trust as of the record date by Director: Donald H. Dew – 1,549 shares; Charles E. Shafer – 11,051 shares; Charles H. Spaulding – 7,357 shares; Deborah F. Stanley – 2,537 shares; Mary Pat Adams – 9,574 shares; Donald S. Ames – 20,998 shares; Samuel J. Lanzafame – 24,756 shares; Margaret G. Ogden – 2,723 shares; Lowell A. Seifter – 2,722 shares; and Paul M. Solomon – 10,269 shares.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s Directors, executive officers and holders of more than 10% of the Company’s common stock to file reports of ownership and changes in ownership of Company common stock and to furnish the Company with copies of all these reports. Based solely on its review of the copies of the filings received by it and written representations by Directors and executive officers, the Company believes that all Section 16(a) filing requirements for the fiscal year ended December 31, 2008 were satisfied.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer, Chief Financial Officer, Controller and senior financial management. The Company’s Code of Ethics for Senior Officers is available at the Company’s website at www.alliancebankna.com.

Audit Committee

The Board has an Audit Committee, whose members are Samuel J. Lanzafame (Chair), Margaret G. Ogden, Paul M. Solomon and John M. Endries. The Board has determined that John M. Endries of the Audit Committee meets the definition of “audit committee financial expert” as defined by the Securities and Exchange Commission. Each of the members of the Audit Committee is independent as defined by NASDAQ listing standards. The Audit Committee has adopted a written charter, a copy of which is available at the Company’s website at www.alliancebankna.com.

Item 11 — Executive Compensation

2008 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)	Total ($)
Mary Pat Adams	$20,100	$—	$—	$5,000	$17,978	$—	$43,078
Donald S. Ames	26,500	—	—	5,000	131,311	—	162,811
Donald H. Dew	29,300	—	—	5,000	49,505	—	83,805
John M. Endries	25,300	—	—	5,000	42,861	—	73,161
Samuel J. Lanzafame	28,500	—	—	5,000	76,098	—	109,598
Margaret G. Ogden	24,300	—	—	5,000	42,656	—	71,956
Lowell A. Seifter	23,700	—	—	5,000	8,618	—	37,318
Charles E. Shafer	16,900	—	—	5,000	39,408	—	61,308
Paul M. Solomon	25,100	—	—	5,000	67,088	—	97,188
Charles H. Spaulding	25,700	—	—	5,000	45,888	—	76,588
Deborah F. Stanley	22,900	—	—	5,000	10,959	—	38,859

Total	$268,300	—	—	$55,000	$532,370	—	$855,670

(1)

The aggregate amounts for all directors in this column totaled $532,370 and include the change in the value of accumulated benefits under the Director Retirement Plan totaling $437,508, nonqualified deferred compensation earnings totaling $53,789 for the Directors Compensation Deferral Plan and nonqualified deferred compensation earnings totaling $41,073 for the Alliance Financial Corporation Stock-Based Deferral Plan (adopted in 2008).

Board of Directors Fees

Directors who are employees of the Company are not compensated for their service on the Board. Each other Director receives an annual retainer fee of $7,500 for service on the Board, $600 for each Board meeting attended, and $400 for each committee meeting attended, except for the Audit Committee which receives $600 for each meeting attended. Committee Chairs receive an additional $100 for each committee meeting attended. The Audit Committee Chairman receives an additional annual retainer fee of $2,000, and the Compensation Committee Chairman receives an additional annual retainer fee of $1,000.

Deferred Compensation

The Company has a Deferred Compensation Plan that was adopted in 1986 (“1986 Deferral Plan”), which currently provides non-employee Directors with the option to defer receipt of all or a portion of their Directors’ fees. Amounts deferred under the plan are deemed to be invested in shares of the Company’s common stock based on its book value (as defined in the plan) as of the end of the year preceding the deferral and are credited quarterly with additional amounts equivalent to the number of shares which could be purchased at book value with dividends paid on the stock. When a participating Director leaves the Board, the amount payable is determined based on the book value of the stock as of the preceding year-end, but not less than the amount actually deferred, and they may elect to receive payment over 10 years or in a lump sum. During 2008, nine Directors elected to defer a total of $234,000 in fees under this Plan.

In the fourth quarter of 2007, the Board of Directors engaged Bank Financial Services Group (BFS), a third party benefits consultant, to perform a limited review of the Company’s long-term compensation programs for executive officers and directors. The Board of Directors feels that long-term compensation is an important component of total compensation and can be an effective motivator in maximizing shareholder value over the long-term. The Board’s objective in this review was to identify potential cost-effective enhancements of the Company’s long-term compensation programs.

In March 2008, BFS presented to the Company’s Board of Directors a report of their recommendations pertaining to long-term Executive and Director Compensation, based on its review of Alliance’s compensation programs and on common practices in the community bank sector.

The Company’s Board of Directors and Compensation Committee considered the recommendations in the BFS report, and in March 2008 approved the following plans:

•	Alliance Financial Corporation Stock-Based Deferral Plan (replaces the 1986 Deferral Plan) (see below for a summary of the plan)

•	Alliance Financial Corporation Director Retirement Plan (see below for a summary of the plan)

•	Alliance Bank Executive Incentive Retirement Plan (see page 9 for a summary of the plan)

The Company funded these long-term compensation plans through the acquisition of additional bank-owned life insurance (“BOLI”).

Alliance Financial Corporation Stock-Based Deferral Plan

The terms of the Alliance Financial Corporation Stock-Based Deferral Plan (“2008 Deferral Plan”) are substantially the same as the 1986 Deferral Plan (as discussed previously on page 5), except that amounts deferred under the 2008 Deferral Plan are invested in shares of Company common stock through open market purchases executed by a trustee. Dividends paid on shares of stock in the 2008 Deferral Plan are reinvested in Company common stock. Participants in the 2008 Deferral Plan can elect to receive stock distributions in a lump sum or in equal installments over at least two years and not more than ten years.

Alliance Financial Corporation Director Retirement Plan

The purpose of the Alliance Financial Corporation Director Retirement Plan (“Director Retirement Plan”) is to provide an additional source of retirement income to non-employee Directors in recognition of their service to the Company.

In the event that a Director ceases to serve after completing at least three years of service, the Director is entitled to a normal retirement benefit, payable in either a lump sum or in ten equal annual installments. In the event of the death of the Director, remaining benefits, if any, are payable to a designated beneficiary.

The normal retirement benefit is equal to thirty-five percent of the Director’s average annual director’s fees increased by (i) one percent for each full year of service up to a maximum of twenty-five percent and (ii) by an additional ten percent if the Director served as a Board committee chair for a least three years, which may be nonconsecutive.

Executive Compensation Discussion and Analysis

Overall Compensation Philosophy & Objectives

The Compensation Committee of the Board of Directors has responsibility for establishing, implementing and monitoring adherence with the Company’s executive compensation philosophy. The following officers have been identified as Named Executive Officers (“NEOs”) by the Board of Directors:

Jack H. Webb, Chief Executive Officer (“Mr. Webb”)

John H. Watt, Jr., Executive Vice President (“Mr. Watt”)

J. Daniel Mohr, Chief Financial Officer and Treasurer (“Mr. Mohr”)

James W. Getman, Executive Vice President and Senior Loan Officer, Alliance Bank, N.A. (“Mr. Getman”)

Steven G. Cacchio, Senior Vice President, Retail Banking Sales and Service, Alliance Bank, N.A. (“Mr. Cacchio”)

Generally, the types of compensation paid to the NEOs are similar to those provided to other executive officers.

The Compensation Committee believes that the most effective compensation programs are those that are designed to attract, develop, and retain the best available employees at all levels in the organization. The executive compensation programs are also designed to attract, develop, and retain the best available executive officers in key leadership positions. The compensation plans for executives are enhanced to attract executives capable of maximizing performance for the Company’s shareholders and reward the achievement of specific annual, strategic and long-term goals, including the appreciation of shareholder value. The Compensation Committee also believes that all incentive arrangements have been designed with prudent objectives and goals that prevent any expectation of receiving rewards for taking inappropriate or unnecessary risk that could threaten the value of the Company.

In support of these objectives, the Company’s compensation package provides the following for all employees, including the NEOs:

•	Competitive base salary and benefit plans, including a 401(k) Plan which is supplemented by employer contributions; and

•

A short-term incentive compensation program intended to reward employee contributions to the attainment of the Company’s annual performance goals. The NEOs in the Summary Compensation Table, which follows, must also meet additional objectives to earn their full incentive opportunity under this program, such as specific business unit and individual development goals.

The NEOs and certain other key executives are also eligible to participate in a long-term incentive equity compensation plan, which is considered a retention tool and a competitive component of total compensation. Long-term equity awards are issued to individuals who are key to the current, and long-term, success of the organization, to provide a link between compensation and the value of the Company’s stock. There is no pre-established policy, or target, for the allocation between either cash or non-cash, or short-term and long-term equity incentive compensation.

In the case of each of the NEOs, the compensation packages resulted from arms-length negotiations approved by the Board of Directors at the time of their hire to attract them to the Company from their previous employers.

2008 Executive Compensation Components

For the fiscal year ended December 31, 2008, the compensation components the NEOs were eligible for are:

•	Base salary;

•	Performance based incentive compensation;

•	Discretionary bonus awards;

•	Long-term equity incentive compensation;

•	Executive Incentive Retirement Plan;

•	Retirement and other benefits; and

•	Perquisites and other personal benefits.

Base Salary

The base salaries of the NEOs are determined based on their position, scope of responsibilities, assessment of individual performance and expected future contributions. Periodic review of compensation data provided in published surveys and the proxy filings of similar publicly traded community banks are used to determine their appropriateness in executive compensation decisions. This periodic review included the 2007 New York Bankers Association Survey and the 2008 proxy filings of Arrow Financial Corporation, Community Bank System, Inc., Financial Institutions, Inc., NBT Bancorp, Inc., and Tompkins Financial Corporation. The CEO recommends the compensation of the other NEOs to the Compensation Committee for approval.

All employees are eligible for merit-based salary increases through an annual performance evaluation process. The NEOs are eligible for base salary increases in accordance with the same evaluation process applicable to all employees. The NEOs are evaluated on their professional, interactive, leadership and business area related technical skills and performance.

The Compensation Committee conducts an annual performance appraisal of Mr. Webb, considering evaluation information solicited from the Board of Directors, and makes recommendations to the Board of Directors regarding his compensation. In addition, a six-month interim review of Mr. Webb’s performance is conducted by the Chair of the Compensation Committee after receiving evaluation information from the Board of Directors. In February 2009, Mr. Webb was awarded a 3% base salary increase, which was recommended by the Compensation Committee and approved by the Board of Directors and was consistent with the average salary increase for all employees of the Company.

Mr. Webb completes annual performance reviews for Messrs. Watt, Mohr, Getman and Cacchio, as part of the Company’s annual officer review process. These reviews form the basis for Mr. Webb’s recommendation to the Compensation Committee of base salaries for these officers for the coming year. The Compensation Committee approved base salary increases for Messrs. Watt, Mohr, Getman and Cacchio of 4%, 4%, 3% and 3%, respectively.

In 2008, the NEOs received merit-based salary adjustments that were generally consistent with the 3% merit pool available for all employees.

Performance Based Incentive Compensation

The Company maintains a short-term incentive compensation program under which all employees not otherwise participating in sales related incentive programs are eligible to receive cash compensation. The receipt of short-term incentive compensation awards are contingent upon the attainment of the Company’s net income goal for the year, and each individual employee’s performance appraisal rating which impacts the amount of award earned. These awards are approved by the Board of Directors. In addition to attainment of the Company-wide net income goal, the NEOs must meet additional individualized objectives to receive awards.

Mr. Webb’s performance objectives are defined consistent with, and in support of, the Company’s annual budget, and also measure progress towards the attainment of the Company’s strategic plan. The development of the annual budget and definition of performance objectives involves, and is finalized with, the Board of Directors’ approval. These objectives include metrics relating to net income, return on equity, efficiency ratio, and regulatory ratings, as well as certain cultural considerations, such as reputation and involvement in community activities, as well as progress on the execution of the Company’s executive management succession plan. The Company’s financial performance objectives are set at levels that are considered challenging and reflect our long-term goal of being among the higher-performing banks in our geographical area.

Messrs. Watt, Mohr, Getman and Cacchio are eligible for incentive compensation upon the attainment of objectives relating to net income, return on equity and non-interest expense. Additional criteria are used to determine the amount of the incentive compensation payment including: achievement of line of business objectives, income generation, expense control and completion of line of business annual action plans.

These objectives may fluctuate from year to year as needed and are designed to support the Company’s strategic plan, recognize the overall economic environment, and create challenges for the individual business units or areas of operational responsibility to meet.

The Company’s 2008 net income available to common shareholders and return on common equity was $10,310,000 and 8.8%, respectively, which met the Company’s net income and return on equity targets of $10,259,000 and 8.8%, thus qualifying for incentive compensation payments. The Compensation Committee and the Board of Directors approved the payment of short-term incentive awards on January 27, 2009 to the NEOs and other eligible employees, given the attainment of the plan’s targets.

The NEOs 2008 awards were as follows:

Mr. Webb	$52,500
Mr. Watt	$38,290
Mr. Mohr	$33,290
Mr. Getman	$18,420
Mr. Cacchio	$20,250

Discretionary Bonus Awards

The Board of Directors considers discretionary cash bonus awards in certain situations. None of the NEOs received discretionary bonus compensation for 2008.

Long-Term Incentive Compensation

The purpose of the Long-Term Incentive Compensation Plan (“Long-Term Equity Plan”) is to promote the interests of the Company by providing current and future directors, officers and key employees with an equity or equity based interest in the Company, so that the interests of such individuals will be closely associated with the interests of shareholders by reinforcing the relationship between shareholder gains and individual compensation.

The Board of Directors believes that restricted stock awards are a valuable means of aligning long-term rather than short-term shareholder interests, and are an important component in the Company’s total compensation philosophy. All of the NEOs have been issued restricted stock awards under the Long-Term Equity Plan.

The Compensation Committee recommends the number of shares of restricted stock to be awarded to Mr. Webb, which is subject to the approval of the Board of Directors. Mr. Webb recommends the number of shares to be awarded to key executives, including Messrs. Watt, Mohr, Getman and Cacchio, which is subject to the approval of the Compensation Committee.

Restricted stock awards are issued to recognize responsibility and contribution, address total compensation goals and as a competitive compensation strategy with larger organizations, as well as for recruitment and retention purposes. The Company generally considers awarding restricted stock annually. The restricted stock cliff-vest after seven years (no vesting occurs until the seventh anniversary of the grant date, at which time all shares become vested).

The NEOs received long-term incentive compensation in 2008 under the Company’s 1998 Long-Term Equity Plan. These equity awards (restricted stock) were approved by the Compensation Committee and Board of Directors consistent with the Plan’s stated purpose.

Alliance Bank Executive Incentive Retirement Plan

As discussed previously on page 6, the Board of Directors approved the Alliance Bank Executive Incentive Retirement Plan (“Executive Retirement Plan”) on March 11, 2008. The purpose of the Executive Retirement Plan is to assist the Bank in retaining and attracting officers of exceptional ability and rewarding them for meeting or exceeding specific business plan objectives or performance measurements. Participants in the Plan include any officer of the Bank who is so designated by the Board. Currently there are nine officers of the Bank, including all of the NEOs except Mr. Webb, participating in the Plan.

For any Plan year, a participant’s deferral bonus, if any, is determined by reference to the attainment of criteria established by the Board on an annual basis. These criteria relate to return on equity, net income and other financial performance measurements of the Company and may be subject to adjustment for extraordinary items to the extent deemed appropriate by the Board. For any Plan year after the initial Plan year, the Board establishes these criteria by January 31 of such year. For the first Plan year ending December 31, 2008, these criteria were established by March 31, 2008. Unless otherwise determined by the Board at the time a participant is informed of his or her deferral bonus opportunity for the Plan year, the deferral bonus opportunity for any Plan year equals 10% of the participant’s base salary at the rate in effect on the first day of the Plan year. The deferral bonus, if any, is credited to a participant’s deferred benefit account as of the last day of the Plan year to which the award relates.

The eligible NEOs and participants in the Plan received a deferral bonus as described above for attainment of the return on equity goal which was the qualifying criterion for the 2008 Plan Year.

Unless otherwise determined by the Board, each deferral bonus award vests at the rate of 20% per year while the Participant is employed by the Bank. Unless otherwise determined by the Board at the time an officer is designated as a participant, a participant’s deferral bonus awards automatically vests upon (i) the participant’s death or disability, (ii) upon the occurrence of a change in control, or (iii) upon the participant’s separation from service at or after attaining normal retirement age.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)			Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)		Total ($)
Jack H. Webb Chairman and Chief Executive Officer	2008 2007 2006	$350,200 340,000 330,000	$	— — 35,000	(2)	$67,705 60,364 51,258	— — —	$52,500 — —	$187,257 78,958 29,186	$36,025 22,834 28,784	(6) (6) (6)	$693,687 502,156 474,228

John H. Watt, Jr. Executive Vice President	2008 2007 2006	$185,500 180,000 160,000	$	— — 55,000	(2)	$54,397 47,880 38,959	— — —	$56,840 — —	— — —	$25,007 32,924 32,970	(7) (7) (7)	$321,744 260,804 286,929

J. Daniel Mohr Chief Financial Officer	2008 2007 2006	$170,000 165,000 102,154	$	— — 35,000	(2)	$21,884 16,378 6,826	— — —	$50,290 — —	— — —	$13,542 9,350 4,242	(8) (8) (8)	$255,716 190,728 148,222

James W. Getman Executive Vice President	2008 2007 2006	$153,500 149,000 145,000		— — 3,000	(2)	$38,522 34,521 30,206	— — —	$33,770 — —	— — —	$19,938 13,513 19,578	(9) (9) (9)	$245,730 197,034 197,784

Steven G. Cacchio Senior Vice President	2008 2007 2006	$135,000 131,000 125,960		— — 35,000	(2)	$42,724 38,867 32,176	— — —	$33,750 — —	— — —	$18,314 12,667 17,883	(10) (10) (10)	$229,788 182,534 211,019

(1)	The current base salaries for Messrs. Webb, Watt, Mohr, Getman and Cacchio are $360,200, $193,000, $177,000, $157,500 and $139,000, respectively.
(2)	Discretionary bonuses were earned and paid in 2006 in connection with the acquisition and integration of Bridge Street Financial, Inc.
(3)

The amounts in this column reflect the dollar amount recognized for financial reporting purposes for the fiscal year ended December 31, 2008 in accordance with FAS 123R for restricted stock awards pursuant to the Company’s 1998 Long-Term Incentive Compensation Plan. These amounts are based on the shares of restricted stock vesting in the applicable year at the market value on the date of grant. Additional information about the Company’s accounting for stock-based compensation arrangements is contained in footnote 14 to the Company’s audited Financial Statements for the fiscal year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

(4)	Includes short-term incentive compensation and deferred incentive compensation.
(5)	Represents the change in value of accumulated benefit under pension plans.
(6)

Includes premiums paid on group term life insurance, dividends paid on restricted stock of $15,840, $11,825 and $9,644 in 2008, 2007 and 2006, respectively, the use of a Company-owned automobile, country club dues and employer 401(k) contributions of $9,200, $5,625 and $11,789 in 2008, 2007 and 2006, respectively.

(7)

Includes employer 401(k) contributions, premiums paid on group term life insurance, dividends paid on restricted stock, the use of a Company- owned automobile, country club dues and in 2007 and 2006, the use of an apartment leased by the Company. In addition, for 2007 other compensation expense includes moving expenses.

(8)

Includes premiums paid on group term life insurance, dividends paid on restricted stock and the use of a Company-owned automobile. In addition, for 2008 other compensation expense includes employer 401(k) contributions.

(9)	Includes employer 401(k) contributions, premiums paid on group term life insurance, dividends paid on restricted stock, the use of a Company-owned automobile and country club dues.
(10)	Includes employer 401(k) contributions, premiums paid on group term life insurance, dividends paid on restricted stock and the use of a Company-owned automobile.

Retirement and Other Benefits

Mr. Webb has a Supplemental Executive Retirement Agreement (SERP), which was negotiated as a component of his total compensation package when he joined the Company. Pursuant to the SERP, the Company is required to pay Mr. Webb an annual benefit equal to 70% of his final average compensation in excess of his other retirement benefits. The retirement benefit is to be paid to Mr. Webb in the form of a straight life annuity in monthly installments for life. For purposes of the SERP, Mr. Webb’s final average compensation means the annualized monthly base salary actually paid by the Company over the three-year period ending on the date of his termination of employment. The amounts due to him under the SERP are to be distributed upon the occurrence of a triggering event, including:

•	Mr. Webb’s termination of employment with the Company, except upon his termination with cause; or

•	His attaining the age of 65.

The Company must begin paying the benefit to Mr. Webb either on the first day of the seventh month following Mr. Webb’s termination of employment or on the first day of the first month following his attaining age 65, whichever is earlier. The benefit due Mr. Webb may be reduced if payment commences prior to August 1, 2017. In addition, the SERP provides Mr. Webb the right to receive payment of the benefit upon a change of control of the Company. Mr. Webb is the only NEO covered by a SERP.

401(k) Plan

The NEOs are eligible to participate in this retirement plan on the same terms as other employees. Employees are eligible to make salary deferrals (contributions) at the beginning of the month following their hire date. The Company will match the employee’s contributions $.50 per dollar deferred up to a maximum of 6% of the employees covered compensation. In addition, 1% of an employee’s annual earnings is contributed by the Company regardless of whether the employee is contributing to the Plan.

Group Term Life Insurance

The NEOs are covered under the same benefit plan available to all other employees, which is paid for by the Company. Employees are covered for four-times their annual earnings up to a maximum of $750,000. Accidental death and dismemberment insurance is provided in an amount equal to the life insurance.

Group Long-Term Disability Insurance

The NEOs are covered under the same benefit plan available to all other employees, which is paid for by the Company. The coverage provides for 60% salary continuation in the event of disability, as defined in the policy, up to a maximum monthly benefit of $15,000. The NEOs are insured for the following monthly income replacement amounts.

Webb	Watt	Mohr	Getman	Cacchio
$15,000	$9,275	$8,500	$7,675	$6,750

Other Benefits

The NEOs are eligible for the same benefits available to all other employees such as: health and dental insurance, personal and sick leave, vacations, and holidays.

Perquisites and Personal Benefits

The NEOs are provided with perquisites and other personal benefits that the Company believes are modest, reasonable, and similar in nature to those provided to executives at competing financial institutions, and are designed to assist these executives in carrying out their duties.

The NEOs have the use of a Company-owned automobile. Club memberships are provided to Mr. Webb, Mr. Watt and Mr. Getman for business meeting purposes and for their personal use. At the recommendation of the Compensation Committee, a health club membership is provided for Mr. Webb.

Grants of Plan-Based Awards

The following table reflects the terms of compensation plan-based awards granted to NEOs in 2008.

Grants Of Plan-Based Awards Table

		Estimated Future Payouts Under Non-Equity Incentive Awards			Estimated Future Payouts Under Equity Incentive Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards	Grant Date Fair Value Equity Awards ($)(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Jack H. Webb Chairman and Chief Executive Officer	1/29/2008	—	—	—	—	—	—	2,000	—	—	50,380

John H. Watt, Jr. Executive Vice President	1/29/2008	—	—	—	—	—	—	1,750	—	—	44,083

J. Daniel Mohr Treasurer and Chief Financial Officer	1/29/2008	—	—	—	—	—	—	1,500	—	—	37,785

James W. Getman Executive Vice President and Senior Loan Officer	1/29/2008	—	—	—	—	—	—	1,000	—	—	25,190

Steven G. Cacchio Senior Vice President	1/29/2008	—	—	—	—	—	—	1,000	—	—	25,190

(1)	Represents shares of restricted stock, the vesting of which is described below the Outstanding Equity Awards at Fiscal Year End Table.
(2)

The amounts indicated represent the grant date fair value related to restricted stock awards. The grant date fair value is determined by multiplying the shares awarded by the Company’s closing stock price on the grant date.

Outstanding Equity Awards At Fiscal Year End

The following table provides information regarding stock option awards and restricted stock awards outstanding as of December 31, 2008.

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jack H. Webb	15,000	—	—	$23.50	1/1/2012	15,500	$367,350	—	—
Jack H. Webb	20,000	—	—	17.75	12/18/2010	—		—	—
Jack H. Webb	40,000	—	—	18.50	4/30/2010	—		—	—
John H. Watt, Jr.	—	—	—	—	—	12,750	302,175	—	—
J. Daniel Mohr	—	—	—	—	—	5,500	130,350	—	—
James W. Getman	5,400	—	—	23.50	1/1/2012	9,000	213,300	—	—
James W. Getman	4,000	—	—	17.75	12/18/2010	—	—	—	—
James W. Getman	9,091	3,030	—	—	1/2/2010	—	—	—	—
James W. Getman	5,000	—	—	—	2/28/2009	—	—	—	—
Steven G. Cacchio	4,000	—	—	23.50	12/18/2010	10,000	237,000	—	—
Steven G. Cacchio	5,546	1,848	—	—	8/31/2010	—	—	—	—

Restricted stock awards are granted under the Company’s 1998 Long-Term Incentive Compensation Plan under the following conditions. Shares of restricted stock are awarded on the condition that the grantee remains in the employment of the Company for seven years from the date of grant, at which time the shares vest in full. In the case of grants to Messrs. Watt, Mohr, Getman and Cacchio, the vesting date for 50% of their restricted shares accelerates if, within three years of the grant date, and again after the third anniversary of the grant date, the Company’s stock price reaches 160% of its closing price on the grant date. During the forfeiture period, the shares of restricted stock may not be sold, pledged or otherwise disposed of. If the grantee’s employment with the Company terminates prior to the expiration of the forfeiture period, all unvested shares are forfeited.

Option Exercises And Stock Vested

None of the NEOs exercised stock options during 2008.

Pension Benefits

The following table sets forth the present value of the accumulated pension benefits for the NEOs as of December 31, 2008. The present value of accumulated benefit is calculated using the same method and assumptions as set forth in Note 13 to the Company’s Financial Statements in its Annual Report on Form 10-K.

Pension Benefits Table

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jack H. Webb	Supplemental Retirement Agreement	8.67	$629,725	—
John H. Watt, Jr.	—	—	—	—
J. Daniel Mohr	—	—	—	—
James W. Getman	—	—	—	—
Steven G. Cacchio	—	—	—	—

Employment and Change-of-Control Agreements

The Company has change of control and employment agreements with certain key executives and the NEOs. The Board of Directors views these agreements as integral in ensuring the continued dedication of the executives to the Company and promoting stability of management, particularly in the event of a change of control of the Company.

Pursuant to Mr. Webb’s employment agreement, upon a change of control (as defined in the Agreement) resulting in his termination, the Company will be required to pay him an amount equal to 2.99 times his average annual compensation (as defined in the Agreement) for the three full taxable years immediately preceding the change of control. In the event Mr. Webb’s employment is terminated by the Company without cause, the Company will be required to pay him the unpaid compensation and benefits that he would have earned pursuant to the Agreement if he had remained employed under the terms of the Agreement. The Company may elect to pay such unpaid compensation and benefits in a lump sum. If his employment terminates due to his death, the Company must continue payments of his base salary for a period of 60 days following his death.

Pursuant to Mr. Watt’s employment agreement, upon a change of control (as defined in the Agreement) resulting in his termination, the Company will be required to pay him a lump sum amount equal to two times his average annual taxable compensation (as defined in the Agreement) for the three most recent taxable years during which he was employed by the Company. In the event his employment is terminated as a result of disability, the Company will be required to pay him the unpaid compensation and benefits that would have been paid to or earned by him for the greater of (i) the remainder of the term of the Agreement or (ii) 6 months, in either case reduced by any disability insurance payments.

Pursuant to Mr. Mohr’s change of control agreement, upon a change of control (as defined in the Agreement) resulting in his termination, the Company will be required to pay him an amount equal to two times his average annual taxable compensation (as defined in the Agreement) for the three most recent taxable years during which he was employed by the Company payable in eight equal quarterly installments. The Company may elect to pay this amount in a lump sum. Mr. Mohr shall also be provided with the same level of standard employee benefits he was receiving, or the cash equivalent of such benefits, for twenty-four months following his termination.

Messrs. Getman and Cacchio’s change of control agreements have the same terms. Upon a change of control (as defined in the Agreement) resulting in termination, the NEO will receive a lump sum severance payment equal to 200% of the NEO’s annual base salary in effect as of the date of termination. If the NEO constitutes a qualified beneficiary and elects continued coverage under COBRA, their health care coverage will be paid for by the Company.

Payments upon Termination of Employment

The amounts in the tables below set forth the estimated payments to the NEOs under their employment and change of control agreements.

Mr. Webb

Executive Benefits and Payments	Voluntary Termination	Early Retirement(1)	Normal Retirement	Change of Control(2)	Involuntary/ Not for Cause Termination(3)	For Cause Termination	Disability	Death
Cash Compensation	$—	$—	$—	$1,155,037	$268,467	$—	$—	$67,117

Stock options(3)	330,000	330,000	330,000	330,000	330,000	330,000	330,000	330,000

Restricted Stock(4)			367,350	367,350
Supplemental Retirement Plan(5)		356,447	652,298	652,298
Post-employment health care				21,846	7,282

Total	$330,000	$686,447	$1,349,648	$2,526,531	$605,749	$330,000	$330,000	$397,117

(1)	Assumes Mr. Webb’s retirement as of December 31, 2008.
(2)

The amount to be paid under a change in control is limited or modified to the extent necessary to eliminate the application of the Internal Revenue Code (“IRC”) Sections 280G and 4999. Application of these IRC sections at December 31, 2008 would limit Mr. Webb’s total payments to approximately $1,502,000 upon a change of control.

(3)	Assumes Mr.Webb’s employment was terminated as of December 31, 2008.
(4)	Mr. Webb’s options were fully vested at December 31, 2008 and are valued based on the closing price of the Company’s stock at December 31, 2008 in excess of the exercise prices.
(5)	At December 31, 2008, Mr. Webb held 15,500 restricted shares which are valued based on the closing price of the Company’s stock on December 31, 2008 multiplied by the number of restricted shares.
(6)

The amount to be paid upon normal retirement is based upon actuarial projections described in Note 13 to the Financial Statements included in the Company’s Annual Report on Form 10-K. For early retirement, benefits are determined in the same manner as for normal retirement; but if Mr. Webb retires before August 1, 2017, the benefit is reduced by a fraction the numerator of which is the number of completed months of employment and the denominator of which is 195 (the number of months of employment if he worked until age 65).

Mr. Watt

Executive Benefits and Payments	Voluntary Termination	Early Retirement	Normal Retirement	Change of Control	Involuntary/ Not for Cause Termination	For Cause Termination	Disability	Death
Cash Compensation	$—	$—	$—	$481,427	$481,427	$—	$106,583	$—

Stock options

Restricted Stock(1)			302,175	302,175	302,175
Supplemental Retirement Plan
Post-employment health care

Total	$—	$—	$302,175	$783,602	$783,602	$—	$106,583	$—

(1)

At December 31, 2008, Mr. Watt held 12,750 restricted shares. The value of the restricted stock is based on the closing price of the Company’s stock on December 31, 2008 multiplied by the number of restricted shares.

Mr. Mohr

Executive Benefits and Payments	Voluntary Termination	Early Retirement	Normal Retirement	Change of Control(2)	Involuntary/ Not for Cause Termination	For Cause Termination	Disability	Death
Cash Compensation	$—	$—	$—	$386,860	$—	$—	$—	$—

Stock options

Restricted Stock(1)			130,350	130,350
Supplemental Retirement Plan
Post-employment health care				20,962

Total	$—	$—	$130,350	$538,172	$—	$—	$—	$—

(1)	At December 31, 2008, Mr. Mohr held 5,500 restricted shares which are valued based on the closing price of the Company’s stock on December 31, 2008.
(2)

The amount to be paid under a change in control is limited or modified to the extent necessary to eliminate the application of the Internal Revenue Code (“IRC”) Sections 280G and 4999. Application of these IRC sections at December 31, 2008 would not result in any limit to Mr. Mohr’s total change in control payments.

Mr. Getman

Executive Benefits and Payments	Voluntary Termination	Early Retirement	Normal Retirement	Change of Control(2)	Involuntary/ Not for Cause Termination	For Cause Termination	Disability	Death
Cash Compensation	$—	$—	$—	$298,333	$—	$—	$—	$—

Stock options	34,630	34,630	34,630	34,630	34,630	34,630	34,630	34,630

Restricted Stock(1)			213,300	213,300
Supplemental Retirement Plan
Post-employment health care				9,914

Total	$34,630	$34,630	$247,930	$556,177	$34,630	$34,630	$34,630	$34,630

(1)	At December 31, 2008, Mr. Getman held 9,000 restricted shares which are valued based on the closing price of the Company’s stock on December 31, 2008.
(2)

The amount to be paid under a change in control is limited or modified to the extent necessary to eliminate the application of the Internal Revenue Code (“IRC”) Sections 280G and 4999. Application of these IRC sections at December 31, 2008 would limit Mr. Getman’s total change in control payments to approximately $468,000.

Mr. Cacchio

Executive Benefits and Payments	Voluntary Termination	Early Retirement	Normal Retirement	Change of Control(2)	Involuntary/ Not for Cause Termination	For Cause Termination	Disability	Death
Cash Compensation	$—	$—	$—	$261,307	$—	$—	$—	$—

Stock options	800	800	800	800	800	800	800	800

Restricted Stock(1)			237,000	237,000
Supplemental Retirement Plan
Post-employment health care				20,230

Total	$800	$800	$237,800	$519,337	$800	$800	$800	$800

(1)	At December 31, 2008, Mr. Cacchio held 10,000 restricted shares which are valued based on the closing price of the Company’s stock on December 31, 2008.
(2)

The amount to be paid under a change in control is limited or modified to the extent necessary to eliminate the application of the Internal Revenue Code (“IRC”) Sections 280G and 4999. Application of these IRC sections at December 31, 2008 would limit Mr. Cacchio’s total change in control payments to approximately $381,000.

Compensation Committee Interlocks and Insider Participation

The Board has a Compensation Committee, whose members are Lowell A. Seifter (Chair), Donald S. Ames, Donald H. Dew and Samuel J. Lanzafame, each of whom is independent as defined by NASDAQ listing standards. The Compensation Committee has adopted a written charter, a copy of which is available on the Company’s website at www.alliancebankna.com.

Compensation Committee Report on Executive Compensation

The Compensation Committee (Donald S. Ames, Donald H. Dew, Samuel J. Lanzafame, Lowell A. Seifter (Chair)) has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information at December 31, 2008 on securities authorized for issuance under the Company’s stock incentive plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Options:
Equity compensation plans approved by security holders	182,555	$21.77	(1)
Equity compensation plans not approved by security holders	—	—

Total	182,555	$21.77

Restricted Stock Awards:
Equity compensation plans approved by security holders	86,100	—	(1)
Equity compensation plans not approved by security holders	—	—

Total	86,100

(1)	124,503 securities remain available for future issuance under equity compensation plans approved by shareholders.

Security Ownership of Certain Beneficial Owners

The following table provides information as of December 31, 2008 with respect to any person known by the Company to beneficially own more than 5% of the Company’s outstanding stock. The information included in the table is from Schedules 13G filed with the Securities and Exchange Commission by the listed beneficial owners.

Name and Address of Beneficial Owner	Number of Shares; Nature of Beneficial Owners(1)		Percent of Stock Owned
Mendon Capital Advisors Corp. Anton V. Schutz 150 Allens Creek Road Rochester, New York 14618	369,872	(1)	8.08%

Burnham Asset Management Corporation and Burnham Securities Inc. 1325 Avenue of the Americas New York, NY 10019	238,231	(2)	5.20%

(1)

Mendon Capital Advisors Corp., in its capacity as an investment adviser, has the sole right to vote and dispose of these shares of the Company’s stock. Mendon Capital and Anton V. Schutz, the sole shareholder and President of Mendon Capital, disclaim beneficial ownership of these shares. Various persons, as investment advisory clients of Mendon Capital, have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the stock of the Company. To the knowledge of Mendon Capital, no one such person’s interest in the Company’s stock exceeds five percent of the outstanding shares. The shares declared by Burnham Asset Management Corporation and Burnham Securities Inc.’s (“Burnham”) are included in the Mendon Capital declaration. Under certain circumstances, the Burnham entities could assume the investment authority and voting powers for the number shares declared in its Schedule 13G.

(2)

Burnham Asset Management Corporation and Burnham Securities Inc. (“Burnham”) have shared voting power shared dispositive power with Mendon Capital with respect to all shares listed. Currently, Mendon Capital directs the investment in the Company’s shares and Burnham, under certain circumstances, could assume the investment authority and voting powers. Burnham Asset Management Corporation serves as the investment manager for a number of managed accounts with respect to which it has dispositive authority over the shares reported. Burnham Securities Inc. is a registered broker-dealer with a number of discretionary accounts with respect to which it has dispositive authority over the shares reported. Burnham Asset Management Corporation and Burnham Securities Inc. disclaim beneficial ownership of these shares.

Security Ownership of Management

The security ownership of management information required by this Item 12 is incorporated herein by reference to Item 10 “Directors and Executive Officers of the Registrant and Corporate Governance.”

Item 13 — Certain Relationships, Related Transactions and Director Independence

Certain Transactions

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with a number of Directors, officers and their associates. All extensions of credit to such persons have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of the management of the Bank do not involve more than a normal risk of collectability or present other unfavorable features.

The law firm of Riehlman, Shafer and Shafer, of which Director Charles E. Shafer’s brother is sole owner, received $181,906 for legal services rendered to the Bank in 2008.

Pursuant to the terms of its written charter, the Audit Committee is responsible for reviewing and approving all related-party transactions involving the Company or the Bank. Consistent with this responsibility, the Committee has reviewed and approved the foregoing relationships as being consistent with the best interests of the Company and the Bank.

Director Independence

The Company’s Board of Directors is comprised of a majority of independent directors. The Board has determined that Donald S. Ames, Donald H. Dew, John M. Endries, Samuel J. Lanzafame, Margaret G. Ogden, Lowell A. Seifter, Paul M. Solomon and Charles H. Spaulding are each “independent” as defined by the NASDAQ listing standards.

Item 14 — Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company by Crowe Horwath LLP (“Crowe Horwath”) for professional services rendered for the calendar years ended December 31, 2008 and 2007.

	2008	2007
Audit Fees	$193,830	$198,000
Audit Related Fees (1)	9,900	—
Tax Fees
Tax Fees	51,400	52,350	(2)
All Other Fees	—	—

(1)      Includes fees for services rendered in connection with a Form S-3 registration statement.

(2)      Includes preparation of tax returns and tax services related to the acquisition of Bridge Street Financial, Inc.

The Audit Committee’s policy is to pre-approve the audit and permissible non-audit services performed by the Company’s independent auditor. Unless a type of service to be provided by the independent auditor has received general pre-approval, it requires specific pre-approval by the Audit Committee, and any proposed services exceeding pre-approved expense levels require specific pre-approval by the Audit Committee. In accordance with this policy, the Audit Committee pre-approved 100% of the fees for Crowe Horwath for 2008.

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

ALLIANCE FINANCIAL CORPORATION
(Registrant)

Date April 30, 2009	By	/s/ Jack H. Webb
Jack H. Webb, Chairman, President & CEO
(Principal Executive Officer)

Date April 30, 2009	By	/s/ J. Daniel Mohr
J. Daniel Mohr, Treasurer & CFO
(Principal Financial and Accounting Officer)