Form 10-Q
period 2009-03-31
ALLIANCE FINANCIAL CORP /NY/
filed 2009-05-11
CIK 796317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

(315) 475-2100

(Registrant’s Telephone Number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, on April 30, 2009 was 4,585,660 shares.

Alliance Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$21,506	$21,172
Federal funds sold	28,918	26,918
Securities available-for-sale	329,380	299,149
Federal Home Loan Bank of New York (“FLHB”) and Federal Reserve Bank (“FRB”) stock	10,282	11,844
Loans and leases held-for-sale	327	875
Loans and leases, net of unearned income and deferred costs	926,759	910,755
Allowance for credit losses	9,707	9,161

Net loans and leases	917,052	901,594

Premises and equipment, net	20,797	21,202
Accrued interest receivable	4,843	4,218
Bank-owned life insurance	25,187	24,940
Goodwill	32,073	32,073
Intangible assets, net	11,140	11,528
Other assets	11,834	11,845

Total assets	$1,413,339	$1,367,358

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing deposits	160,434	140,845
Interest-bearing deposits	869,827	797,037

Total deposits	1,030,261	937,882
Borrowings	191,311	238,972
Accrued interest payable	2,513	3,037
Other liabilities	17,013	17,212
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	25,774

Total liabilities	1,266,872	1,222,877

Shareholders’ equity
Preferred stock – par value $1.00 a share; 1,000,000 shares authorized, Series A, cumulative perpetual preferred stock, $1,000 liquidation value, 26,918 shares issued and outstanding	26,354	26,331
Common stock (par value $1.00) 10,000,000 shares authorized, 4,912,972 and 4,901,222 shares issued; and 4,590,660 and 4,578,910 shares outstanding, respectively	4,913	4,901
Surplus	42,130	41,922
Undivided profits	82,516	81,110
Accumulated other comprehensive income	1,423	971
Directors’ stock-based deferred compensation plan (91,515 and 85,510 shares, respectively)	(2,213)	(2,098)
Treasury stock, at cost (322,312 shares)	(8,656)	(8,656)

Total shareholders’ equity	146,467	144,481

Total liabilities & shareholders’ equity	$1,413,339	$1,367,358

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
	2009	2008
Interest income:
Interest and fees on loans and leases	$12,685	$14,154
Federal funds sold and interest bearing deposits	9	46
Securities	3,195	3,351

Total interest income	15,889	17,551

Interest expense:
Deposits:
Savings accounts	117	114
Money market accounts	963	1,386
Time accounts	2,709	4,654
NOW accounts	150	214

Total deposits	3,939	6,368
Borrowings:
Repurchase agreements	251	517
FHLB advances	1,399	1,484
Junior subordinated obligations issued to unconsolidated subsidiary trusts	255	415

Total interest expense	5,844	8,784

Net interest income	10,045	8,767
Provision for credit losses	1,750	1,366

Net interest income after provision for credit losses	8,295	7,401

Non-interest income:
Investment management income	1,761	2,288
Service charges on deposit accounts	1,193	1,233
Card-related fees	521	502
Insurance agency income	315	338
Income from bank-owned life insurance	247	159
Gain on the sale of loans	25	26
Gain on sale of securities available-for-sale	1,015	137
Other non-interest income	283	502

Total non-interest income	5,360	5,185

Non-interest expense:
Salaries and employee benefits	4,700	5,005
Occupancy and equipment expense	1,764	1,723
Communication expense	191	198
Office supplies and postage expense	311	282
Marketing expense	251	291
Amortization of intangible assets	388	412
Professional fees	677	762
FDIC insurance premium	347	27
Other non-interest expense	1,438	1,094

Total non-interest expense	10,067	9,794

Income before income tax expense	3,588	2,792
Income tax expense	631	716

Net income	$2,957	$2,076

Dividend and accretion of discount on preferred stock	(358)	—

Net income available to common shareholders	$2,599	$2,076

Net income per common share:
Basic earnings per common share	$0.57	$0.44
Diluted earnings per common share	$0.57	$0.44
Cash dividends declared per share	$0.26	$0.24

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Issued and Outstanding Common Shares	Preferred Stock	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Directors’ Deferred Stock	Total
Balance at December 31, 2007	4,710,885	$—	$4,889	$38,847	$75,844	$1,205	$(5,225)	$—	$115,560

Comprehensive income:
Net income	—	—	—	—	2,076	—	—	—	2,076
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	—	1,743	—	—	1,743
Change in accumulated unrealized losses and prior service costs for retirement plans	—	—	—	—	—	3	—	—	3

Total comprehensive income	—	—	—	—	2,076	1,746	—	—	3,822

Cumulative effect of change in pension measurement date	—	—	—	—	—	27	—	—	27
Cumulative effect of change in accounting for adoption of EITF06-4	—	—	—	—	(462)	—	—	—	(462)
Issuance of restricted stock	15,500	—	16	(16)	—	—	—	—	—
Amortization of restricted stock	—	—	—	90	—	—	—	—	90
Tax benefit of restricted stock plan	—	—	—	9	—	—	—	—	9
Tax benefit of stock-based compensation	—	—	—	1	—	—	—	—	1
Cash dividend $0.24 per share	—	—	—	—	(1,117)	—	—	—	(1,117)
Treasury stock purchased	(76,450)	—	—	—	—	—	(1,971)	—	(1,971)
Directors’ deferred stock plan purchase	—	—	—	1,887	—	—	—	(1,887)	—

Balance at March 31, 2008	4,649,935	$—	$4,905	$40,818	$76,341	$2,978	$(7,196)	$(1,887)	$115,959

Balance at December 31, 2008	4,578,910	$26,331	$4,901	$41,922	$81,110	$971	$(8,656)	$(2,098)	$144,481

Comprehensive income:
Net income	—	—	—	—	2,957	—	—	—	2,957
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	—	448	—	—	448
Change in accumulated unrealized losses and prior service costs for retirement plans	—	—	—	—	—	4	—	—	4

Total comprehensive income	—	—	—	—	2,957	452	—	—	3,409

Accretion of preferred stock discount	—	23	—	—	(23)	—	—	—	—
Issuance of restricted stock	11,850	—	12	(12)	—	—	—	—	—
Forfeiture of restricted stock	(100)	—	—	(2)	—	—	—	—	(2)
Amortization of restricted stock	—	—	—	97	—	—	—	—	97
Tax benefit of stock-based compensation	—	—	—	10	—	—	—	—	10
Cash dividend $0.26 per common share	—	—	—	—	(1,193)	—	—	—	(1,193)
Preferred stock dividend	—	—	—	—	(335)	—	—	—	(335)
Directors’ deferred stock plan purchase	—	—	—	115	—	—	—	(115)	—

Balance at March 31, 2009	4,590,660	$26,354	$4,913	$42,130	$82,516	$1,423	$(8,656)	$(2,213)	$146,467

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Three months ended March 31,
	2009	2008
Operating Activities:
Net Income	$2,957	$2,076

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,750	1,366
Depreciation expense	611	632
Increase in surrender value of life insurance	(247)	(159)
Amortization of investment security discounts and premiums, net	140	26
Net gain on sale of securities available-for-sale	(1,015)	(137)
Net loss on sale of premises and equipment	—	2
Proceeds from the sale of loans and leases held-for-sale	2,379	2,834
Origination of loans held-for-sale	(1,823)	(4,015)
Gain on sale of loans held-for-sale	(25)	(26)
Write-down of leases transferred to held-for-sale	—	160
Gain on sale of assets held-for-sale	—	24
Gain on foreclosed real estate	(19)	—
Amortization of capitalized servicing rights	71	66
Amortization of intangible assets	388	412
Restricted stock expense, net	95	90
Change in other assets and liabilities	(1,578)	44

Net cash provided by operating activities	3,684	3,395

Investing Activities:
Proceeds from maturities, redemptions, calls and principal repayments of investment securities available-for-sale	23,132	22,017
Proceeds from sales of investment securities available-for-sale	33,926	6,299
Purchase of investment securities available-for-sale	(85,683)	(31,399)
Purchase of FHLB and FRB stock	(4,023)	(5,558)
Redemption of FHLB stock	5,585	4,455
Net increase in loans and leases	(17,342)	(1,359)
Purchases of premises and equipment	(206)	(745)
Proceeds from the sale of premises and equipment	—	25
Proceeds from disposition of foreclosed assets	48	218
Purchase of bank-owned life insurance	—	(7,000)

Net cash used in investing activities	(44,563)	(13,047)

Financing Activities:
Net increase in demand deposits, NOW and savings accounts	83,958	26,337
Net increase in time deposits	8,421	2,180
Net decrease in short-term borrowings	(47,661)	(26,908)
Proceeds from long-term borrowings	—	40,000
Treasury stock purchased	—	(1,971)
Tax benefit of stock-based compensation	10	10
Purchase of shares for directors’ deferred stock-based plan	(115)	(1,887)
Cash dividends paid to common shareholders	(1,191)	(1,135)
Cash dividends paid to preferred shareholders	(209)	—

Net cash provided by financing activities	43,213	36,626

Net increase in cash and cash equivalents	2,334	26,974
Cash and cash equivalents at beginning of period	48,090	30,704

Cash and cash equivalents at end of period	$50,424	$57,678

Supplemental Disclosures of Cash Flow Information:
Interest received during the period	$15,264	$16,691
Interest paid during the period	6,368	8,011
Income taxes	301	16
Non-cash investing activities:
Change in unrealized gain/loss on available-for-sale securities	731	2,844
Transfer of leases to held-for-sale	—	10,819
Transfer of premises and equipment to assets held-for-sale	—	240
Transfer of loans to other real estate and repossessed assets	134	—
Non-cash financing activities:
Common dividend declared and unpaid	1,193	1,117
Preferred dividend accrued and unpaid	166	—

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of the Company, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2008 and for the three-year period then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part I. Certain amounts from prior year periods are reclassified, when necessary, to conform to the current period presentation.

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months ended March 31, 2009 and 2008.

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

Loans and Leases

Loans and leases are stated at unpaid principal balances less the allowance for credit losses, unearned interest income and net deferred loan origination fees and costs. Interest on loans is based upon the principal amount outstanding. Interest on loans is accrued except when in management’s opinion the collectability of interest is doubtful, at which time the accrual of interest on the loan is discontinued. Loan and lease origination fees and certain direct origination costs are deferred and the net amount is amortized as a yield adjustment over the life of the loan or lease.

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

A loan or lease is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on fair value of the collateral. Large groups of smaller balance homogenous loans, such as consumer and residential real estate loans less than $250,000, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2.	Securities

The amortized cost and estimated fair value of securities for the dates indicated (in thousands):

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Treasury obligations	$101	$—	$—	$101
Obligations of U.S. government-sponsored corporations	25,611	193	7	25,797
Obligations of states and political subdivisions	88,783	2,598	176	91,205
Mortgage-backed securities	206,502	3,143	243	209,402

Total debt securities	320,997	5,934	426	326,505
Stock Investments:
Equity securities	1,958	—	81	1,877
Mutual Funds	1,000	20	22	998

Total stock investments	2,958	20	103	2,875

Total available-for-sale	$323,955	$5,954	$529	$329,380

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Treasury obligations	$101	$1	$—	$102
Obligations of U.S. government-sponsored corporations	34,489	654	—	35,143
Obligations of states and political subdivisions	89,154	2,148	269	91,033
Mortgage-backed securities	167,753	2,521	314	169,960

Total debt securities	291,497	5,324	583	296,238
Stock Investments:
Equity securities	1,958	—	35	1,923
Mutual funds	1,000	14	26	988

Total stock investments	2,958	14	61	2,911

Total available-for-sale	$294,455	$5,338	$644	$299,149

As of March 31, 2009 and December 31, 2008, mortgage-backed securities were comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, which in turn, are supported by the full faith and credit of the United States government.

For the periods ending March 31, 2009 and December 31, 2008, securities with a carrying value of $307.5 million and $293.1 million, respectively, were pledged as collateral for certain deposits and other purposes as required or permitted by law.

The Company recognized gross gains on sales of securities of $1.0 million and $137,000 for the quarter ended March 31, 2009 and 2008, respectively. The tax provision related to these net realized gains was $393,000 and $53,000, respectively.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the securities with unrealized losses for the periods indicated, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (in thousands):

	March 31, 2009
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored corporations	$2,444	$7	$—	$—	$2,444	$7
Obligations of states and political subdivisions	6,118	102	1,200	74	7,318	176
Mortgage-backed securities	32,278	153	3,612	90	35,890	243

Subtotal, debt securities	40,840	262	4,812	164	45,652	426
Equity securities	692	81	—	—	692	81
Mutual funds	—	—	478	22	478	22

Total temporarily impaired securities	$41,532	$343	$5,290	$186	$46,822	$529

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Obligations of U.S. government- sponsored corporations	$8,342	$269	$—	$—	$8,342	$269
Mortgage-backed securities	22,804	164	5,636	150	28,440	314

Subtotal debt securities	31,146	433	5,636	150	36,782	583
Equity securities	1,923	35	—	—	1,923	35
Mutual funds	—	—	474	26	474	26

Total temporarily impaired securities	$33,069	$468	$6,110	$176	$39,179	$644

Management does not believe any individual unrealized loss as of March 31, 2009 represents an other-than-temporary impairment. A total of 53 available-for-sale securities were in a continuous unrealized loss position for less than 12 months and 13 securities for 12 months or longer. The unrealized losses relate primarily to securities issued by FNMA, GNMA, FHLMC, the State of New York and various political subdivisions within the State of New York. The Company has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

3.	Loans and Leases

Major classifications of loans and leases at the dates indicated (in thousands):

	March 31, 2009	December 31, 2008
Residential real estate	$339,273	$314,039
Commercial loans	215,299	214,315
Leases	107,430	117,691
Indirect auto loans	182,780	182,807
Other consumer loans	89,839	90,906

	934,621	919,758

Less: Unearned income	(11,918)	(13,036)
Net deferred loan costs	4,056	4,033

Total loans and leases	926,759	910,755
Allowance for credit losses	(9,707)	(9,161)

Net loans and leases	$917,052	$901,594

Nonperforming loans and leases at the dates indicated are as follows (in thousands):

	March 31, 2009	December 31, 2008
Loans and leases 90 days past due and still accruing	$299	$126
Non-accrual loans and leases	5,620	4,352

Total nonperforming loans and leases	$5,919	$4,478

As of March 31, 2009 and December 31, 2008, impaired loans and leases totaled approximately $2.4 million and $1.4 million, respectively. The related allowance for credit losses allocated to impaired loans at March 31, 2009 and December 31, 2008 was $678,000 and $193,000, respectively.

The following table summarizes changes in the allowance for credit losses arising from loans and leases charged off, recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense:

	Three months ended March 31,
	2009	2008
	(In thousands)
Allowance for credit losses, beginning of period	$9,161	$8,426

Loans and leases charged-off	(1,383)	(1,881)
Recoveries of loans and leases previously charged-off	179	273

Net loans and leases charged-off	(1,204)	(1,608)

Provision for credit losses	1,750	1,366

Allowance for credit losses, end of period	$9,707	$8,184

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

4.	Deposits

Deposits consisted of the following at the periods indicated (in thousands):

	March 31, 2009	December 31, 2008
Non-interest-bearing checking	$160,434	$140,845
Interest-bearing checking	113,992	106,292
Savings accounts	91,205	88,242
Money market accounts	301,098	247,392
Time deposits	363,532	355,111

Total deposits	$1,030,261	$937,882

5.	Earnings Per Share

The Company has stock compensation awards with non-forfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by FASB Staff Position EITF 03-6-1. Basic earnings per common share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards and warrants, but excludes awards considered participating securities.

Basic and diluted net income per common share calculations are as follows:

	For three months ended March 31,
	2009	2008
Basic:
Distributed earnings allocated to common shareholders	$1,168	$1,094
Undistributed earnings allocated to common shareholders	1,377	943

Net earnings allocated to common shareholders	$2,545	$2,037

Weighted average common shares outstanding, including shares considered participating securities	4,587,331	4,662,933
Less: average participating securities	(94,521)	(84,906)

Weighted average shares	4,492,810	4,578,027

Net income per common share – basic	$0.57	$0.44

Diluted:
Net earnings allocated to common shareholders	$2,545	$2,037

Weighted average common shares outstanding for basic earnings per common share	4,492,810	4,578,087
Incremental shares from assumed conversion of stock options and warrants	2,977	28,666

Average common shares outstanding – diluted	4,495,787	4,606,753

Net income per common share – diluted	$0.57	$0.44

Dividends of $25,000 and $21,000 for the quarter ending March 31, 2009 and 2008, respectively, were paid on unvested shares with non-forfeitable dividend rights. For the three months ended March 31, 2009 and 2008, 305,177 and 1,000, respectively, of anti-dilutive stock options and warrants were excluded from the diluted weighted average common share calculations.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

6.	Employee and Director Benefit Plans

Defined Benefit Plan and Post-Retirement Benefits

The Company has a noncontributory defined benefit pension plan (“Pension Plan”) which it assumed from Bridge Street Financial Inc. (“Bridge Street”). The plan covers substantially all former Bridge Street full-time employees who met eligibility requirements on October 6, 2006, at which time all benefits were frozen. Under the plan, retirement benefits are primarily a function of both the years of service and the level of compensation. The amount contributed to the plan is determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes, or (b) the amount certified by an actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Due to recent changes in pension funding law and sharp declines in market asset values, a reasonable estimate of expected contributions cannot be determined at this time.

Post-retirement medical and life insurance benefits (“Post-retirement Plan”) are available to retirees and certain active employees with more than 20 years of service to the Company in accordance with plans that existed at First National Bank of Cortland and Oneida Valley National Bank, prior to the merger of the banks in 1999. At September 30, 2007, the Company settled (the “Settlement”) the post-retirement benefits for certain active participants that met age and service criteria at that time. In addition, a negative plan amendment (“Negative Amendment”) was adopted for all other active participants who did not meet the age and service criteria. The Settlement and the Negative Amendment eliminated post-retirement benefits for all active employees. The only remaining participants in the Post-Retirement Plan after September 30, 2007 are retired participants and their spouses, if applicable.

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

The components of all of the plans’ net periodic costs (benefit) for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Pension Plan		Post-retirement Plan		SRP Plan		Directors Retirement Plan
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$—	$—	$—	$—	$20	$15	$14	$—
Interest cost	70	64	57	60	48	50	8	—
Expected return on assets	(71)	(108)	—	—	—	—	—	—
Amortization of unrecognized prior service cost	41	—	(9)	(11)	5	5	11	—

Net periodic pension benefit	$40	$(44)	$48	$49	$73	$70	$33	$—

7.	Fair Value Measurements

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company used the following methods and significant assumptions to estimate fair value:

Securities – The fair values of debt securities available-for-sale are determined by obtaining matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair value of mutual fund securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges. Securities available-for-sale are measured at fair value on a recurring basis. At March 31, 2009, $998,000 and $328.4 million were measured using Level 1 and Level 2 inputs, respectively within the fair value hierarchy.

Loans held-for-sale – The fair value of loans held-for-sale is determined, when possible, using quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.

Mortgage servicing rights – The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness.

Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related non-recurring fair value measurement adjustments have generally been classified as Level 2. Estimates of fair value used for other collateral supporting commercial loans generally are not observable in the marketplace and therefore, such valuations have been classified as Level 3. Loans subject to non-recurring fair value measurement using Level 3 inputs had a gross carrying amount of $1.4 million with an associated valuation allowance of $678,000 for a fair value of $1.7 million at March 31, 2009.

8. Subsequent Event

On May 8, 2009, the Company received regulatory approval to redeem all of the 26,918 shares of its Fixed Rate Cumulative Perpetual Preferred Stock (“Preferred Stock”) it sold to the U.S. Department of the Treasury (Treasury Department) on December 19, 2008 in connection with the Treasury Department’s Capital Purchase Program (“CPP”) under the Troubled Assets Relief Program (“TARP”). The Company expects the redemption transaction to close on May 13, 2009. On the redemption date, the redemption price will become due and payable on each share of the preferred stock and dividends will cease to accrue. At that time, all rights of the Treasury Department, as the holder thereof, will terminate, except the right to receive the redemption price upon surrender of the Preferred Stock certificate.

The redemption price represents the $1,000 per share liquidation amount of the preferred stock, plus a pro rata accrued dividend of approximately $329,000. The redemption of the Preferred Stock will be paid primarily through a reduction of federal funds sold. The Company anticipates a reduction to undivided profits of approximately $551,000 in the second quarter of 2009 for accelerated discount accretion related to the difference between the amount at which the Preferred Stock sale was initially recorded and its redemption price (preferred stock accretion). The preferred stock dividend and the acceleration of the accretion on preferred stock will reduce the net income available to common shareholders, which is used in calculating earnings per share.

The Treasury Department also received warrants to purchase 173,069 shares of the Company’s common stock with an exercise price of $23.33 per share. Subsequent to the repayment, the Company has the right to repurchase the stock warrants that were previously issued to the Treasury Department. The price for the repurchase of the warrant will be subject to negotiation and there can be no assurance that the warrants will be repurchased.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout this analysis, the term “the Company” or “Alliance” refer to the consolidated entity of Alliance Financial Corporation, its wholly-owned subsidiaries Ladd’s Agency, Inc. and Alliance Bank, N.A. (the “Bank”), and the Bank’s subsidiaries, Alliance Preferred Funding Corp. and Alliance Leasing, Inc. The Company is a New York corporation which was formed in November 1998 as a result of the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc.

The following discussion presents material changes in the Company’s results of operations and financial condition during the three months ended March 31, 2009, which are not otherwise apparent from the consolidated financial statements included in this report.

This discussion and analysis contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

•	an increase in competitive pressures in the banking industry;

•	changes in the interest rate environment that reduce margins;

•	changes in the regulatory environment;

•	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in credit market conditions;

•	changes in the securities markets which affect investment management revenues;

•	changes in technology used in the banking business;

•	our ability to maintain and increase market share and control expenses;

•	changes in key management personnel may adversely impact our operations; and

•	other factors detailed from time to time in the Company’s Securities and Exchange Commission filings

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

General

Net income available to common shareholders for the quarter ended March 31, 2009 increased 25.2% to $2.6 million, or $0.57 per diluted share in the first quarter, compared to $2.1 million, or $0.44 per diluted share in the year-ago quarter. On a linked-quarter basis, net income available to common shareholders increased 11.2% compared with $2.3 million in the fourth quarter of 2008. The Company’s net income in the first quarter of 2009 and fourth quarter of 2008 was reduced by accrued dividends and discount accretion on preferred stock totaling $358,000 and $47,000, respectively. There was no preferred stock outstanding in the first quarter of 2008. The return on average assets and return on average common shareholders’ equity were 0.76% and 8.69%, respectively, for the three months ended March 31, 2009 compared with 0.63% and 7.15%, respectively, for the first quarter of 2008.

The first quarter’s results were lifted by continued growth in net interest income which offset higher credit costs and a decline in investment management income. In addition, the Company recognized $1.0 million in pre-tax gains on the sale of securities, or $622,000 ($0.14 per diluted share) after taxes. The increase in net interest income was due primarily to a higher net interest margin, which resulted from lower funding costs and earning assets growth. Credit costs increased in the first quarter compared to the year-ago period due largely to higher loan and lease delinquencies resulting from weak economic conditions. Non-interest income decreased in the first quarter due primarily to lower fee income earned in the Company’s investment management business due largely to the sharp drop in the equity markets over the past year.

Net Interest Income

Net interest income totaled $10.0 million in the first quarter, representing an increase of $1.3 million or 14.6% compared with the first quarter of 2008. The increase in net interest income was driven by a higher net interest margin combined with earning asset growth. Average earning assets increased $58.6 million in the first quarter compared with the year-ago quarter, due in large part to a $46.2 million or 16.6% increase in the average balance of residential mortgages. On a linked-quarter basis, net interest income increased $201,000 or 2.0% as a result of a $28.8 million increase in average earning assets which offset a modest one basis point decline in the net interest margin.

The Company’s tax-equivalent net interest margin increased 27 basis points in the first quarter compared with the year-ago quarter, and was down 1 basis point compared to the fourth quarter of 2008. The net interest margin on a tax-equivalent basis was 3.42% in the first quarter of 2009, compared with 3.15% in the first quarter of 2008 and 3.43% in the fourth quarter of 2008. The increase in the Company’s net interest margin compared with the year-ago quarter was the result of a decrease in the Company’s tax-equivalent earning asset yield of 82 basis points, which was more than offset by a decrease in its cost of funds of 115 basis points over the same period.

The overall net interest margin growth since the first quarter of 2008 is primarily the result of the Company’s ongoing active balance sheet management and deposit pricing strategies and the positive effects of those strategies in the interest rate environment of the past year. The rate of growth in the Company’s net interest margin slowed in the second half of 2008 and essentially leveled off in the first quarter of 2009 as interest rates on a substantial portion of the Company’s interest-bearing liabilities have adjusted to the lower rates in effect during the period.

The Company experienced a decrease of 82 basis points in its tax-equivalent earning assets yield in the first quarter of 2009 compared with the year-ago period, which was more than offset by a 115 basis point decrease in its cost of funds over the same period. The yield on the Company’s interest-earning assets was 5.30% in the first quarter of 2009, compared with 6.12% in the first quarter of 2008. The Company’s cost of funds for the same periods was 2.20% and 3.35%, respectively.

Since September 2007, the Federal Reserve has reduced its target fed funds rate from 5.25% to between zero and 0.25%. Over this same time period, a sharp drop in equity markets, economic recession and federal government monetary and economic stimulus efforts have contributed to a sharp decline in the yields on U.S. Treasury securities. As a result of these factors, the yields on two-year, five-year and ten-year treasury securities dropped 335 basis points, 259 basis points and 186 basis points, respectively from August 31, 2007 to March 31, 2009. Yields on commercial loans and consumer loans were most affected by these conditions, with yields on these assets down 148 basis points and 209 basis points, respectively, in the first quarter of 2009 compared with the year-ago quarter. Other earning-asset classes have experienced declines in yields, though not to the same magnitude. The commercial and consumer loan portfolios are more sensitive than the Company’s other interest-bearing assets to changes in market interest rates due to the variable rate characteristics of a portion of these portfolios and to the high levels of annual amortization in the portfolios as a result of their relatively shorter duration.

Average interest-earning assets increased $58.6 million or 4.9% in the first quarter compared with the year-ago period, due primarily to growth in the residential mortgage portfolio which offset declines in the commercial loan and lease portfolios. Loans and leases comprised 72.9% of average interest-earning assets in the first quarter, compared with 75.2% in the first quarter of 2008.

The Company’s cost of funds declined on a quarter over quarter basis throughout 2008 and into the first quarter of 2009 in all interest-bearing liability categories except savings accounts. The average cost of money market and time deposits dropped 118 basis points and 146 basis points, respectively in the first quarter of 2009 compared with the year-ago quarter as a result of the lower rate environment and the Company’s deposit pricing strategies. Our wholesale funding costs also dropped significantly over the same period, with the average cost of our borrowings down 70 basis points. At the same time the Company was lowering its borrowing costs due to the lower market rates over the past eighteen months, we took the opportunity to lower our overall liability-sensitive position by extending the maturity on new or renewed borrowings. The weighted average maturity of the Company’s borrowings was 2.6 years at March 31, 2009 compared with 1.1 years at December 31, 2007.

The average cost on the Company’s junior subordinated obligations decreased 248 basis points in the first quarter of 2009 compared with the first quarter of 2008 due to the decline in the three-month Libor index to which these variable rate obligations are tied.

The Company’s liability mix changed favorably during 2008 and into the first quarter of 2009 as the Company continued to focus on growing lower cost savings, demand and money market accounts (transaction accounts) and relied less on higher promotional rates to attract or retain retail time accounts. The aggregate average balance of transaction accounts was $619.0 million in the first quarter of 2009, which was an increase of $92.4 million or 17.6% from the aggregate average balances of $526.5 million in the first quarter of 2008. Average transaction account balances comprised 63.4% of total average deposits in the first quarter of 2009, compared with 56.0% in the year-ago period. Average time account balances in the first quarter of 2009 were $356.6 million or 36.6% of total average deposits, compared with $413.8 million or 44.0% in the year-ago period. The decrease in average time account balances occurred largely in the first half of 2008 as the Company’s de-emphasis on higher promotional rates allowed the Company to reduce its reliance on highly rate sensitive, short-term retail time accounts.

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

	For the three months ended March 31,
	2009			2008
	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$32,989	$9	0.11%	$7,072	$44	2.49%
Taxable investment securities	204,451	2,259	4.42%	189,505	2,280	4.81%
Nontaxable investment securities	88,929	1,339	6.02%	87,019	1,329	6.11%
FHLB and FRB stock	10,935	52	1.90%	10,356	196	7.57. %
Real estate loans(1)	324,795	4,613	5.68%	278,605	4,171	5.99%
Commercial loans	203,183	2,935	5.78%	210,211	3,814	7.26%
Nontaxable commercial loans	9,787	145	5.93%	8,227	141	6.85%
Taxable leases (net of unearned discount) (1)	81,176	1,247	6.14%	111,765	1,811	6.48%
Nontaxable leases (net of unearned discount)	17,844	290	6.50%	18,005	265	5.89%
Indirect auto loans	181,081	2,508	5.54%	174,022	2,494	5.73%
Consumer loans	89,939	1,095	4.87%	91,691	1,596	6.96%

Total interest-earning assets	$1,245,109	$16,492	5.30%	$1,186,478	$18,141	6.12%

Non-interest earning assets:
Other assets	135,160			129,489
Less: Allowance for credit losses	(9,489)			(8,673)
Net unrealized gains (losses) on securities available-for-sale	6,055			3,580

Total assets	$1,376,835			$1,310,874

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$116,069	$150	0.52%	$106,958	$214	0.80%
Savings deposits	88,028	117	0.53%	82,475	114	0.55%
MMDA deposits	266,084	963	1.45%	210,837	1,386	2.63%
Time deposits	356,609	2,709	3.04%	413,794	4,654	4.50%
Borrowings	211,359	1,650	3.12%	209,612	2,001	3.82%
Junior subordinated obligations issued to unconsolidated trusts	25,774	255	3.96%	25,774	415	6.44%

Total interest-bearing liabilities	$1,063,923	$5,844	2.20%	$1,049,450	$8,784	3.35%

Non-interest bearing liabilities:
Demand deposits	148,791			126,253
Other liabilities	17,633			19,078
Shareholders’ equity	146,488			116,093

Total liabilities and shareholders’ equity	$1,376,835			$1,310,874

Net interest income (tax equivalent)		$10,648			$9,357

Net interest rate spread			3.10%			2.77%
Net interest margin (tax equivalent)			3.42%			3.15%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		603			590

Net interest income		$10,045			$8,767

(1)	Includes loans and leases held-for-sale

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

	For the three months ended March 31, 2009 compared to March 31, 2008 Increase/(Decrease) Due To
	Volume	Rate	Net Change
Federal funds sold	$239	$(274)	$(35)
Taxable investment securities	721	(742)	(21)
Non-taxable investment securities	99	(89)	10
FHLB and FRB stock	72	(216)	(144)
Real estate loans	1,648	(1,206)	442
Commercial loans	(124)	(755)	(879)
Non-taxable commercial loans	90	(86)	4
Taxable leases (net of unearned income)	(473)	(91)	(564)
Non-taxable leases (net of unearned income)	(15)	40	25
Indirect loans	374	(360)	14
Consumer loans	(30)	(471)	(501)

Total interest-earning assets	2,601	(4,250)	(1,649)

Interest-bearing demand deposits	105	(169)	(64)
Savings deposits	23	(20)	3
MMDA deposits	1,678	(2,101)	(423)
Time deposits	(581)	(1,364)	(1,945)
Borrowings	113	(464)	(351)
Junior subordinated obligations issued to unconsolidated subsidiary trusts	—	(160)	(160)

Total interest-bearing liabilities	1,338	(4,278)	(2,940)

Net interest income tax equivalent	$1,263	$28	$1,291

Asset Quality and the Allowance for Credit Losses

The following table represents a summary of delinquent loans and leases grouped by the number of days delinquent at the dates indicated:

Delinquent loans and leases	March 31, 2009		December 31, 2008		March 31, 2008
	$	%(1)	$	%(1)	$	%(1)
	(Dollars in thousands)
30 days past due	$8,938	0.97%	$11,124	1.22%	$4,218	0.48%
60 days past due	3,168	0.34%	4,736	0.52%	2,051	0.23%
90 days past due and still accruing	299	0.03%	126	0.01%	180	0.02%
Non-accrual	5,620	0.61%	4,352	0.48%	4,451	0.51%

Total	$18,025	1.95%	$20,338	2.23%	$10,900	1.24%

(1)	As a percentage of total loans and leases, excluding deferred costs

Continuing weakness in the local, state and national economies contributed to a modest increase in nonperforming loans and leases in the first quarter, though overall delinquencies were lower at the end of the first quarter compared with the fourth quarter of 2008. Loans and leases past due 30 days or more totaled $18.0 million or 1.95% of total loans and leases at March 31, 2009, compared with $20.3 million or 2.23% of total loans and leases at December 31, 2008 and $10.9 million or 1.24% at March 31, 2008. The overall quarter-over-quarter decrease in past due loans and leases occurred as a result of payments of past due amounts, charge-offs and repossession. All of the Company’s loan portfolios showed improvements in delinquencies except for the commercial loan portfolio, which experienced an increase of $964,000 in past due loans. Approximately 50% of all delinquent loans and leases at the end of the first quarter of 2009 were past due for only one payment.

The following table represents information concerning the aggregate amount of non-performing assets:

	March 31, 2009	December 31, 2008	March 31, 2008
Non-accruing loans and leases:
Residential real estate loans	$1,882	$1,506	$1,143
Commercial loans	1,897	1,997	2,568
Leases	1,692	595	524
Indirect loans	65	101	59
Other consumer loans	84	153	157

Total non-accruing loans and leases	5,620	4,352	4,451
Accruing loans and leases delinquent 90 days or more	299	126	180

Total non-performing loans and leases	5,919	4,478	4,631
Other real estate and repossessed assets	829	657	158

Total non-performing assets	$6,748	$5,135	$4,789

Non-performing assets, defined as non-accruing loans and leases plus loans and leases 90 days or more past due, along with other real estate owned and other repossessed assets were $6.7 million or 0.48% of total assets at March 31, 2009, compared with $5.1 million or 0.38% of total assets at December 31, 2008, and $4.8 million or 0.36% of total assets at March 31, 2008. Conventional residential mortgages comprised $1.9 million (23 loans) or 33% of nonaccrual loans and leases at March 31, 2009. Commercial loans on nonaccrual status totaled $1.9 million (21 loans) or 34% of nonaccrual loans and leases at the end of the first quarter. Leases on nonaccrual status totaled $1.7 million (26 leases) or 30% of nonaccrual loans and leases at the end of the first quarter.

As a recurring part of its portfolio management program, the Company has identified approximately $12.0 million in potential problem loans at March 31, 2009 as compared to $13.3 million at December 31, 2008. The average balance of potential problem loans was $266,000 at March 31, 2009 compared with $333,000 at December 31, 2008. Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as “substandard.” At March 31, 2009, potential problem loans primarily consisted of commercial real estate, commercial loans and leases. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

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

The Bank’s policy is to place a loan or lease on non-accrual status and recognize income on a cash basis when a loan or lease is more than 90 days past due, unless in the opinion of management, the loan or lease is well secured and in the process of collection. The Bank considers a loan or lease impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on fair value of the collateral. As of March 31, 2009, there was $2.4 million in impaired loans for which $678,000 in related allowance for credit losses was allocated. As of December 31, 2008, there was $1.4 million in impaired loans for which $193,000 in related allowance for credit losses was allocated.

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

The provision for credit losses was $1.8 million in the first quarter, which was an increase of $384,000 compared with the first quarter of 2008, but a decrease of $226,000 compared with the fourth quarter of 2008. Net charge-offs were $1.2 million in the first quarter, compared with $1.6 million in the year-ago quarter and $1.7 million in the fourth quarter of 2008.

The Company’s credit loss provisions have been somewhat elevated over the past five quarters reflecting generally higher levels of loan delinquencies and charge-offs, a higher level of classified loans, and management’s assessment of the potential impact on the Company’s portfolio of macroeconomic factors and credit market conditions affecting the financial institutions sector generally.

Net charge-offs equaled 0.53% of average loans and leases in the first quarter, compared with 0.72% in the year-ago quarter and 0.74% in the fourth quarter of 2008. The provision for credit losses as a percentage of net charge-offs was 145.3% in the first quarter, compared with 85.0% in the first quarter of 2008 and 116.9% in the fourth quarter of 2008. The increase in the ratio of the provision for credit losses to net charge-offs in the first quarter of 2009 compared with the year-ago quarter was largely the result of provisions recorded by the Company in 2007 on impaired loans which were subsequently charged down to their estimated collectible amounts in the first quarter of 2008.

The allowance for credit losses was $9.7 million at March 31, 2009, compared with $9.2 million at December 31, 2008 and $8.2 million at March 31, 2008. The ratio of the allowance for credit losses to total loans and leases was 1.05% at March 31, 2009, compared with 1.01% at December 31, 2008 and 0.93% at March 31, 2008. The ratio of the allowance for credit losses to nonperforming loans and leases was 164.0% at March 31, 2009, compared with 204.6% at December 31, 2008 and 176.7% at March 31, 2008.

The following table presents certain asset quality ratios for the periods indicated:

	For three months ended March 31,
	2009	2008
Net loans and leases charged-off to average loans and leases, annualized	0.53%	0.72%
Provision for credit losses to average loans and leases, annualized	0.77%	0.61%
Allowance for credit losses to period-end loans and leases	1.05%	0.93%
Allowance for credit losses to non-performing loans and leases	164.0%	176.7%
Non-performing loans and leases to period-end loans and leases	0.64%	0.52%
Non-performing assets to period-end assets	0.48%	0.36%

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated, dollars in thousands:

	Three months ended March 31,
			Change
	2009	2008	$	%
Investment management income	$1,761	$2,288	(527)	(23.0)%
Service charges on deposit accounts	1,193	1,233	(40)	(3.2)%
Card-related fees	521	502	19	3.8%
Insurance agency	315	338	(23)	(6.8)%
Bank-owned life insurance	247	159	88	55.3%
Gain on the sale of loans	25	26	(1)	(3.8)%
Gain on sale of securities	1,015	137	878	640.9%
Other non-interest income	283	502	(219)	(43.6)%

Total non-interest income	$5,360	$5,185	$175	3.4%

Total non-interest income increased $175,000 or 3.4% in the first quarter of 2009 compared to the year-ago quarter. The Company recognized $1.0 million in pre-tax gains on the sale of securities in the first quarter of 2009, compared with gains of $137,000 in the first quarter of 2008. Investment management income decreased $527,000 or 23.0% in the first quarter compared with the year-ago quarter as a result of the impact of declines in equity markets on the managed investment management portfolio. Other non-interest income declined $219,000 or 43.6% in the first quarter of 2009 compared with the year-ago quarter due primarily to non-recurring income in 2008’s first quarter.

Non-interest income comprised 30.2% of total revenue in the first quarter of 2009 compared with 36.3% in the year-ago quarter and 32.6% in the fourth quarter of 2008.

Non-interest Expenses

The following table sets forth certain information on non-interest expenses for the periods indicated, dollars in thousands:

	For three months ended March 31,
			Change
	2009	2008	$	%
Salaries and benefits	$4,700	$5,005	$(305)	(6.1)%
Occupancy and equipment	1,764	1,723	41	2.4%
Communication expense	191	198	(7)	(3.5)%
Office supplies and postage	311	282	29	10.3%
Marketing expense	251	291	(40)	(13.7)%
Amortization of intangible assets	388	412	(24)	(5.8)%
Professional fees	677	762	(85)	(11.2)%
FDIC insurance	347	27	320	1185.2%
Other non-interest expenses	1,438	1,094	344	31.4%

Total non-interest expenses	$10,067	$9,794	$273	2.8%

Non-interest expenses were $10.1 million in the first quarter, an increase of 2.8% compared to $9.8 million in the year ago quarter, but unchanged from the fourth quarter of 2008. FDIC insurance increased $320,000 compared with the year ago quarter due to an overall increase in rates assessed by the FDIC for all FDIC-insured banks, and due to the application of approximately $138,000 in credits against the Company’s first quarter 2008 assessment that are not available to the Company in 2009. Salaries and benefits decreased 6.1% and 2.0% compared with the first quarter of 2008 and the fourth quarter of 2008 due primarily to the absence of incentive compensation accruals in the first quarter of 2009. Other operating expenses increased $344,000 or 31.4% in the first quarter compared with the year-ago quarter due primarily to a non-recurring write-off of a miscellaneous asset in the first quarter of 2009.

The Company’s efficiency ratio was 70.0% in the first quarter of 2009, compared with 71.1% in the year-ago quarter and 68.9% in the fourth quarter of 2008.

Income Taxes

The Company’s effective tax rate was 17.6% for the first quarter, compared with 25.6% in the year-ago period. The decrease in the effective tax rate is due to an increase in tax exempt income as a percentage of total taxable income.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

General

Total assets increased $46.0 million or 3.4% in the first quarter and were $1.4 billion at March 31, 2009.

Securities available-for-sale increased $30.2 million or 10.1%, and total loans and leases, net of unearned income and deferred costs, increased $16.0 million or 1.8% in the first quarter of 2009.

Securities

The Company’s investment securities portfolio totaled $329.4 million at March 31, 2009, compared with $299.1 million at December 31, 2008. The Company’s portfolio is comprised entirely of investment grade securities, most of which are rated “AAA” by one or more of the nationally recognized rating agencies. The breakdown of our securities portfolio at March 31, 2009 is 64% guaranteed mortgage-backed securities, 28% municipal securities and 8% obligations of U.S. Government sponsored corporations. Mortgage-backed securities, which totaled $209.4 million at March 31, 2009, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the full faith and credit of the federal government. The Company does not invest in any securities backed by sub-prime, Alt-A or other high-risk mortgages. The Company also does not hold any preferred stock, corporate debt or trust preferred securities in its investment portfolio.

The Company had net unrealized gains of approximately $5.4 million in its securities portfolio at March 31, 2009, compared with net unrealized gains of $4.7 million at December 31, 2008.

Loans and Leases

Total loans and leases, net of unearned income and deferred costs, increased $16.0 million or 1.8% in the first quarter of 2009.

Residential mortgages increased $25.2 million or 8.0% during the first quarter, and reached an all-time high of $339.3 million at March 31, 2009. Residential mortgage origination volume increased $18.8 million or 48% in the first quarter compared with the year-ago quarter, and was up $24.2 million or 72% compared with the fourth quarter of 2008. The increase in 2009’s first quarter originations follows an all-time high for mortgage originations of $103.2 million in 2008. Alliance has increased its market share of the residential mortgage market due largely to its focused expansion of and investment in the Company’s mortgage origination business in Central New York. The Company continues to originate only conventional residential mortgages in its local markets, and does not originate sub-prime, Alt-A, negative amortizing or other higher risk residential mortgages.

The rate of growth in the Company’s mortgage portfolio is expected to slow in coming quarters as the Company plans to sell more fixed-rate mortgages in the second quarter of 2009 based on its overall asset/liability management process.

Commercial loans outstanding increased $1.0 million in the first quarter of 2009, and the slow rate of growth reflects in part, the difficulty in expanding this portfolio in the perennially low-growth markets in which we operate. Until recently, opportunities for growing our commercial loan portfolio were further limited by aggressive competition predominantly from the larger commercial banks and non-bank lenders operating in our markets, some of whom had offered credit terms (such as non-recourse and high loan-to-values) against which we chose not to compete. As a result, Alliance declined many potential commercial lending opportunities due to underwriting concessions it was unwilling to make. The more recent credit market turmoil and difficulties experienced by some of the larger lenders with whom we compete is anticipated to present opportunities for Alliance to compete more effectively for sound commercial credits without compromising underwriting standards. As one of the largest community banks headquartered in Central New York, Alliance expects to play a more significant role in meeting the financing needs of credit worthy commercial customers with terms that are sound and within our standards. In the first quarter of 2009, originations of commercial loans (excluding lines of credit), totaled approximately $17.0 million, compared with approximately $10.9 million in the first quarter of 2008.

Leases (net of unearned income) decreased $9.1 million or 8.7% in the first quarter of 2009 as a result of the Company’s previously announced decision to cease new lease originations. The remaining balance of the lease portfolio of $95.5 million is expected to continue to run-off at the rate of approximately $9.0 million per quarter over the next year.

Indirect auto loans were unchanged at $182.8 million as of March 31, 2009. The Company originated $21.7 million of indirect auto loans in the first quarter, compared with $18.2 million in the year-ago quarter. Alliance originates auto loans through a network of reputable, well established automobile dealers located in Central and Western New York. Applications received through the Company’s indirect lending program are subject to the same comprehensive underwriting criteria and procedures as employed in its direct lending programs.

The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated, dollars in thousands:

	March 31, 2009	Percent	December 31, 2008	Percent
Residential real estate loans	$339,273	36.8%	$314,039	34.6%
Commercial loans	215,299	23.3%	214,315	23.6%
Leases (net of unearned income)	95,512	10.4%	104,655	11.6%
Indirect loans	182,780	19.8%	182,807	20.2%
Other consumer loans	89,839	9.7%	90,906	10.0%

	$922,703	100.0%	$906,722	100.0%

Net deferred loan costs	4,056		4,033

Total loans and leases	926,759		910,755
Allowance for credit losses	(9,707)		(9,161)

Net loans and leases	$917,052		$901,594

Deposits

Total deposits exceeded $1.0 billion at March 31, 2009, which was an increase of $92.4 million or 9.8% compared with December 31, 2008. The deposit growth was concentrated in the Company’s lower cost transaction (checking, savings and money market) accounts, which accounted for $84.0 million or 90.9% of the total increase in deposits in the first quarter. As a result, the Company’s deposit mix continued to change favorably in the first quarter, with transaction accounts comprising 64.7% of total deposits, compared with 62.1% at December 31, 2008 and 56.7% at March 31, 2008. This growth was due largely to business development efforts focusing on these lower cost transaction accounts and to a greater awareness of the Alliance brand in our markets.

The following table sets forth the composition of the Bank’s deposits by business line at the dates indicated, dollars in thousands:

	March 31, 2009					December 31, 2008
	Retail	Commercial	Municipal	Total	Percent	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$37,567	$113,967	$8,900	$160,434	15.5%	$35,685	$101,423	$3,737	$140,845	15.0%
Interest checking	85,208	10,673	18,111	113,992	11.1%	82,096	11,134	13,062	106,292	11.3%

Total checking	122,775	124,640	27,011	274,426	26.6%	117,781	112,557	16,799	247,137	26.3%

Savings	79,184	8,741	3,280	91,205	8.9%	76,811	8,049	3,382	88,242	9.4%
Money market	79,866	52,933	168,299	301,098	29.2%	74,597	45,471	127,324	247,392	26.4%
Time deposits	294,960	19,450	49,122	363,532	35.3%	296,381	20,189	38,541	355,111	37.9%

Total deposits	$576,785	$205,764	$247,712	$1,030,261	100.0%	$565,570	$186,266	$186,046	$937,882	100.0%

Liquidity

The Company’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, to take advantage of market interest rate opportunities, and to pay dividends to the company. Funding loan and lease requests, providing for liability outflows, and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee (“ALCO”) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of March 31, 2009, liquidity as measured by the Bank is in compliance with and exceeds its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the three months ended March 31, 2009, cash and cash equivalents increased by $2.3 million, as net cash provided by operating and financing activities of $46.9 million exceeded net cash used in investing activities of $44.6 million. Net cash used in investing activities primarily resulted from the net increase in loans of $17.3 million and securities purchases exceeding maturities, sales and principal repayments by $28.6 million. The net cash provided by financing activities principally reflects a $92.4 million net increase in deposits, partly reduced by a net decrease in borrowings of $47.7 million and cash dividends of $1.2 million in the three months ended March 31, 2009. Net cash from operating activities was primarily provided by net income in the amount of $3.0 million and proceeds from sale of loans and leases held-for-sale of $2.4 million, partly reduced by originations of loans held-for-sale of $1.8 million.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of March 31, 2009, the Bank’s credit limit with the FHLB was $276.2 million. The total of the Bank’s outstanding borrowings from the FHLB on that date was $163.8 million.

The Company had a $150.1 million line of credit at March 31, 2009 with the Federal Reserve Bank of New York through its Discount Window. The Company has pledged indirect loans and securities totaling $179.9 million and $6.1 million, respectively, at March 31, 2009. The Company did not draw any funds on this line of credit in 2009. At March 31, 2009, the Company also had available $35.5 million of federal funds lines of credit with other financial institutions, none of which was in use at March 31, 2009.

Capital Resources

Shareholders’ equity was $146.5 million at March 31, 2009, compared with $144.5 million at December 31, 2008. Shareholders’ equity increased $2.0 million during the quarter on net income available to common shareholders of $2.6 million which was partially offset by dividends declared of $1.2 million. In February 2009, the Company announced that its Board of Directors declared a quarterly dividend of $0.26 per common share.

In December 2008, the Company entered into a Purchase Agreement with the U.S. Treasury Department (“Treasury Department”) under its Capital Purchase Plan (“CPP”) pursuant to which the Company has issued and sold to the Treasury Department: (i) 26,918 shares of the Series A Preferred Stock, having a liquidation amount per share equal to $1,000, for a total price of $26,918,000 (ii) and a Warrant to purchase 173,069 shares of the Company’s common stock at an exercise price per share of $23.33.

The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum. The original terms of the Purchase Agreement provided that the Company may not redeem the Series A Preferred Stock during the first three years except with the proceeds from a “qualified equity offering,” after which time, the Company had the ability, at its option, to redeem the Series A Preferred Stock at the liquidation amount plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. The American Recovery and Reinvestment Act (“ARRA”) now provides an opportunity for CPP recipients to immediately repay CPP financing assistance without first needing to raise any funds, subject to the approval by the Treasury Department in consultation with the appropriate federal banking agency. The nature of the consultation process is not defined under the ARRA, and banking regulators might seek to require a withdrawing CPP recipient to raise additional funds from third parties if they determine that there are not otherwise sufficient capital reserves.

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

On May 8, 2009, the Company received regulatory approval to redeem all of the 26,918 shares of its Fixed Rate Cumulative Perpetual Preferred Stock (“Preferred Stock”) it sold to the U.S. Department of the Treasury (Treasury Department) on December 19, 2008 in connection with the Treasury Department’s Capital Purchase Program (“CPP”) under the Troubled Assets Relief Program (“TARP”). The Company expects the redemption transaction to close on May 13, 2009. On the redemption date, the redemption price will become due and payable on each share of the preferred stock and dividends will cease to accrue. At that time, all rights of the Treasury Department, as the holder thereof, will terminate, except the right to receive the redemption price upon surrender of the Preferred Stock certificate.

The redemption price represents the $1,000 per share liquidation amount of the preferred stock, plus a pro rata accrued dividend of approximately $329,000. The redemption of the Preferred Stock will be paid primarily through a reduction of federal funds sold. The Company anticipates a reduction to undivided profits of approximately $551,000 in the second quarter of 2009 for accelerated discount accretion related to the difference between the amount at which the Preferred Stock sale was initially recorded and its redemption price (preferred stock accretion). The preferred stock dividend and the acceleration of the accretion on preferred stock will reduce the net income available to common shareholders, which is used in calculating earnings per share.

The Treasury Department also received warrants to purchase 173,069 shares of the Company’s common stock with an exercise price of $23.33 per share. Subsequent to the repayment, the Company has the right to repurchase the stock warrants that were previously issued to the Treasury Department. The price for the repurchase of the warrant will be subject to negotiation and there can be no assurance that the warrants will be repurchased.

The Company’s Tier 1 leverage ratio was 9.5% and its total risk-based capital ratio was 15.3% at the end of the first quarter, both of which exceeded the regulatory thresholds required to be classified as a well-capitalized institution, which are 5.0% and 10.0%, respectively. The Company’s Tier 1 leverage ratio and total risk-based capital ratio will decline upon redemption of the Preferred Stock. The Company’s tangible common equity capital ratio was 5.7% at March 31, 2009.

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

As of December 31, 2008, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. Management believes that, as of March 31, 2009, the Company and the Bank met all capital adequacy requirements to which they were subject.

The following table compares the Company’s actual capital amounts and ratios with those needed to qualify for the “well capitalized” category, which is the highest capital category as defined in the regulations.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of March 31, 2009
Total risk-based capital
Company	$136,611	15.26%	$71,629	≥	8.00%	N/A	N/A
Bank	129,305	14.57%	71,015	≥	8.00%	88,769	≥10.00%
Tier 1 capital
Company	126,904	14.17%	35,815	≥	4.00%	N/A	N/A
Bank	119,598	13.47%	35,508	≥	4.00%	53,261	≥6.00%
Leverage
Company	126,904	9.51%	53,352	≥	4.00%	N/A	N/A
Bank	119,598	9.01%	53,110	≥	4.00%	79,665	≥5.00%

As of December 31, 2008
Total risk-based capital
Company	$133,962	15.08%	$71,047	≥	8.00%	N/A	N/A
Bank	124,941	14.19%	70,415	≥	8.00%	88,019	≥10.00%
Tier 1 capital
Company	124,801	14.05%	35,523	≥	4.00%	N/A	N/A
Bank	115,780	13.15%	35,207	≥	4.00%	52,811	≥6.00%
Leverage
Company	124,801	9.59%	52,064	≥	4.00%	N/A	N/A
Bank	115,780	8.97%	51,657	≥	4.00%	64,571	≥5.00%

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the 2008 Annual Report on Form 10-K (“the Consolidated Financial Statements”). These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan and lease losses, accrued income taxes, and the fair value analysis of the intangible asset to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

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

Other Information

The long-standing Oneida Indian litigation, in which the Oneida Indian nation seeks possession of land in Madison and Oneida Counties, is described in the Company’s Form 10-K for the fiscal year ended December 31, 2008. On May 21, 2007, the U.S. District Court issued a decision dismissing the possessory land claims. The Court’s decision has been appealed. Management continues to believe that this matter will be resolved without adversely affecting the Company.

New Accounting Pronouncements

The Company adopted FASB Staff Position EITF 03-6-1 (“FSP 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP 03-6-1 requires the use of the two-class method for computing earnings per share when stock compensation awards with non-forfeitable dividend rights are present. Prior earnings per share amounts have been retrospectively adjusted to conform with the provisions of FSP 03-6-1. See Note 5 to the Company’s consolidated financial statements for disclosure of the earnings per share calculation in accordance with FSP 03-6-1.

The FAS issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, and FSP FAS 157-2, “Effective Date of FASB Statement

No. 157.” FSP FAS 157-1 excludes certain leasing transactions accounted for under FASB Statement No. 13, “Accounting for Leases”, from the scope of Statement 157. FSP FAS 157-2 defers the effective date in FASB Statement No. 157, “Fair Value Measurements”, for one year (January 1, 2009 for the Company) for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The impact on the Company’s current practice of measuring fair value for these assets did not have a material effect on the financial statements.

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

In April 2009, the FASB issued FSP 115-2 & 124-2 Recognition and Presentation of Other-Than Temporary Impairments. The FSP eliminates the requirement for the issuer to evaluate whether it has the intent and ability to hold an impaired investment until maturity. Conversely, the new FSP requires the issuer to recognize an OTTI in the event that the issuer intends to sell the impaired security or in the event that it is more likely than not that the issuer will sell the security prior to recovery. In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI. In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the FSP provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income. Conversely, in the event that the issuer intends to sell the security before the recovery of its cost basis or if it is more likely than not that the Company will have to sell the security before recovery of its cost basis, then the entire OTTI will be recognized in earnings. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for determining fair value based on observable transactions. The FSP provides that if evidence suggests that an observable transaction was not executed in an orderly way that little, if any, weight should be assigned to this indication of an Asset or Liability’s fair value. Conversely, if evidence suggests that the observable transaction was executed in an orderly way, the transaction price of the observable transaction may be appropriate to use in determining the fair value of the Asset/Liability in question, with appropriate weighting given to this indication based on facts and circumstances. Finally, if there is no way for the entity to determine whether the observable transaction was executed in an orderly way, relatively less weight should be ascribed to this indicator of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP 107-1 & APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. The FSP provides that publicly traded companies shall provide information concerning the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In periods after initial adoption this FSP requires comparative disclosures only for periods ending after initial adoption. The FSP is effective for interim reporting periods ending after June 15, 2009.

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

The Asset Liability Committee (“ALCO”) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The policies and guidelines established by ALCO are reviewed and approved by the Company’s Board of Directors. The primary tool used to assess our interest rate sensitivity is the income simulation model.

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

The following table sets forth the results of our net interest income simulation model as of March 31, 2009.

Change in Interest Rates (basis points)	Percent change in annual Net Interest Income
+200bp	(1.2)%
-100bp	(0.5)%

The modeled net interest income reflects a gradual increase/decrease in rates over 12 months from a flat rate scenario. The results of the income simulation show the change in net interest income that is well within the Company’s policy limit. The Company’s guideline for risk management calls for preventative measures to be taken if simulation indicates net interest income would be adversely affected by more than 15%.

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

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2009, an evaluation was performed under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2009 were effective.

There has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A	Risk Factors

There are no material changes in the risk factors disclosed in the Company’s 2008 Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-62623) filed with the Commission on August 31, 1998

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated herein by reference to exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 13, 2009)

3.3	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008)

3.4	Amended and Restated Bylaws of the Company (incorporated herein by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 3, 2004)

3.5	Amended and Restated Bylaws of the Company (incorporated herein by reference to exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 27, 2007)

4.1	Rights Agreement dated October 19, 2001 between Alliance Financial Corporation and American Stock Transfer & Trust Company, including the Certificate of Amendment to the company’s Certificate of Incorporation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference to exhibit 4.1 to the Company’s Form 8-A12G filed with the Commission on October 25, 2001)

4.2	Warrant to Purchase Common Stock, dated December 19, 2008 (incorporated herein by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008)

4.3	Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement-Standard Terms attached thereto, by and between the Company and the United States Department of the Treasury (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008)

10.1	Alliance Financial Corporation Director Retirement Plan dated March 11, 2008 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-15366) filed with the Commission on March 14, 2008)

10.2	Alliance Bank Executive Incentive Retirement Plan dated March 11, 2008 (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-15366) filed with the Commission on March 14, 2008)

10.3	Alliance Financial Corporation Stock-Based Deferral Plan dated March 11, 2008 (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-15366) filed with the Commission on March 14, 2008)

31.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of J. Daniel Mohr, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of J. Daniel Mohr, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE FINANCIAL CORPORATION

DATE: May 11, 2009	/s/ Jack H. Webb
Jack H. Webb, Chairman of the Board, President and Chief Executive Officer

DATE: May 11, 2009	/s/ J. Daniel Mohr
J. Daniel Mohr, Treasurer and Chief Financial Officer