Form 10-Q
period 2009-06-30
ALLIANCE FINANCIAL CORP /NY/
filed 2009-08-07
CIK 796317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, on July 31, 2009 was 4,608,024 shares.

Alliance Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$27,790	$48,090
Securities available-for-sale	369,490	299,149
Federal Home Loan Bank of New York (“FLHB”) and Federal Reserve Bank (“FRB”) stock	11,002	11,844
Loans held-for-sale	2,412	875
Loans and leases, net of unearned income and deferred costs	936,787	910,755
Allowance for credit losses	9,859	9,161

Net loans and leases	926,928	901,594

Premises and equipment, net	20,537	21,202
Accrued interest receivable	4,421	4,218
Bank-owned life insurance	25,439	24,940
Goodwill	32,073	32,073
Intangible assets, net	10,753	11,528
Other assets	11,860	11,845

Total assets	$1,442,705	$1,367,358

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing deposits	$152,828	$140,845
Interest-bearing deposits	936,223	797,037

Total deposits	1,089,051	937,882
Borrowings	187,530	238,972
Accrued interest payable	2,083	3,037
Other liabilities	18,499	17,212
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	25,774

Total liabilities	1,322,937	1,222,877

Shareholders’ equity
Preferred stock – par value $1.00 a share; 1,000,000 shares authorized, Series A, cumulative perpetual preferred stock, $1,000 liquidation value, 26,918 shares issued and none outstanding in 2009; 26,918 shares issued and outstanding in 2008	26,918	26,331
Common stock (par value $1.00) 10,000,000 shares authorized, 4,924,790 and 4,901,222 shares issued; and 4,602,478 and 4,578,910 shares outstanding, respectively	4,925	4,901
Surplus	42,146	41,922
Undivided profits	82,322	81,110
Accumulated other comprehensive income	1,387	971
Directors’ stock-based deferred compensation plan (98,292 and 85,510 shares, respectively)	(2,356)	(2,098)
Treasury stock-common, at cost (322,312 shares)	(8,656)	(8,656)
Treasury stock-preferred, at cost (26,918 shares)	(26,918)	—

Total shareholders’ equity	119,768	144,481

Total liabilities & shareholders’ equity	$1,442,705	$1,367,358

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Interest income:
Interest and fees on loans and leases	$12,503	$13,682	$25,188	$27,836
Federal funds sold and interest bearing deposits	5	43	14	89
Securities	3,367	3,255	6,562	6,606

Total interest income	15,875	16,980	31,764	34,531

Interest expense:
Deposits:
Savings accounts	117	123	234	237
Money market accounts	844	1,130	1,807	2,516
Time accounts	2,467	3,896	5,176	8,550
NOW accounts	134	173	284	387

Total deposits	3,562	5,322	7,501	11,690
Borrowings:
Repurchase agreements	229	374	480	864
FHLB advances	1,249	1,451	2,648	2,962
Junior subordinated obligations issued to unconsolidated subsidiary trusts	213	326	468	741

Total interest expense	5,253	7,473	11,097	16,257

Net interest income	10,622	9,507	20,667	18,274
Provision for credit losses	1,800	1,311	3,550	2,677

Net interest income after provision for credit losses	8,822	8,196	17,117	15,597

Non-interest income:
Investment management income	1,785	2,250	3,546	4,538
Service charges on deposit accounts	1,268	1,257	2,461	2,490
Card-related fees	567	543	1,088	1,045
Insurance agency income	374	482	689	820
Income from bank-owned life insurance	252	204	499	363
Gain on the sale of loans	250	136	275	162
Gain on sale of securities available-for-sale	—	—	1,015	137
Other non-interest income	270	415	553	918

Total non-interest income	4,766	5,287	10,126	10,473

Non-interest expense:
Salaries and employee benefits	4,721	4,912	9,421	9,917
Occupancy and equipment expense	1,787	1,674	3,551	3,397
Communication expense	196	204	387	402
Office supplies and postage expense	301	269	612	551
Marketing expense	248	278	499	569
Amortization of intangible assets	387	415	775	823
Professional fees	754	621	1,431	1,362
FDIC insurance premium	1,039	27	1,386	54
Other non-interest expense	1,466	1,230	2,904	2,350

Total non-interest expense	10,899	9,630	20,966	19,425

Income before income tax expense	2,689	3,853	6,277	6,645
Income tax expense	653	966	1,284	1,682

Net income	$2,036	$2,887	$4,993	$4,963
Dividend and accretion of discount on preferred stock	(726)	—	(1,084)	—

Net income available to common shareholders	$1,310	$2,887	$3,909	$4,963

Net income per common share:
Basic earnings per common share	$0.29	$0.62	$0.85	$1.07
Diluted earnings per common share	$0.28	$0.62	$0.85	$1.06
Cash dividends declared per share	$0.26	$0.24	$0.52	$0.48

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Issued and Outstanding Common Shares	Preferred Stock	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock Common	Treasury Stock Preferred	Directors’ Deferred Stock	Total
Balance at December 31, 2007	4,710,885	$—	$4,889	$38,847	$75,844	$1,205	$(5,225)	—	$—	$115,560

Comprehensive income:
Net income	—	—	—	—	4,963	—	—	—	—	4,963
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	—	(584)	—	—	—	(584)
Change in accumulated unrealized losses and prior service costs for retirement plans	—	—	—	—	—	(1)	—	—	—	(1)

Total comprehensive income	—	—	—	—	4,963	(585)	—	—	—	4,378

Cumulative effect of change in pension measurement date	—	—	—	—	—	27	—	—	—	27
Cumulative effect of change in accounting for adoption of EITF06-4	—	—	—	—	(462)	—	—	—	—	(462)
Issuance of restricted stock	15,500	—	16	(16)	—	—	—	—	—	—
Forfeiture of restricted stock	(125)	—	—	(2)	—	—	—	—	—	(2)
Amortization of restricted stock	—	—	—	185	—	—	—	—	—	185
Tax benefit of restricted stock plan	—	—	—	17	—	—	—	—	—	17
Tax benefit of stock-based compensation	—	—	—	2	—	—	—	—	—	2
Cash dividend $0.48 per share	—	—	—	—	(2,231)	—	—	—	—	(2,231)
Treasury stock purchased	(87,100)	—	—	—	—	—	(2,232)	—	—	(2,232)
Directors’ deferred stock plan purchase	—	—	—	1,992	—	—	—	—	(1,992)	—

Balance at June 30, 2008	4,639,160	$—	$4,905	$41,025	$78,114	$647	$(7,457)	—	$(1,992)	$115,242

Balance at December 31, 2008	4,578,910	$26,331	$4,901	$41,922	$81,110	$971	$(8,656)	—	$(2,098)	$144,481

Comprehensive income:
Net income	—	—	—	—	4,993	—	—	—	—	4,993
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	—	408	—	—	—	408
Change in accumulated unrealized losses and prior service costs for retirement plans	—	—	—	—	—	8	—	—	—	8

Total comprehensive income	—	—	—	—	4,993	416	—	—	—	5,409

Redemption of preferred stock	—	—	—	—	—	—	—	(26,918)	—	(26,918)
Accretion of preferred stock discount	—	587	—	—	(587)	—	—	—	—	—
Issuance of restricted stock	11,850	—	12	(12)	—	—	—	—	—	—
Forfeiture of restricted stock	(5,100)	—	(5)	(42)	—	—	—	—	—	(47)
Amortization of restricted stock	—	—	—	194	—	—	—	—	—	194
Stock options exercised	16,818	—	17	399	—	—	—	—	—	416
Tax benefit of stock-based compensation	—	—	—	20	—	—	—	—	—	20
Cash dividend $0.52 per common share	—	—	—	—	(2,390)	—	—	—	—	(2,390)
Preferred stock dividend	—	—	—	—	(497)	—	—	—	—	(497)
Repurchase of warrant	—	—	—	(593)	(307)	—	—	—	—	(900)
Directors’ deferred stock plan purchase	—	—	—	258	—	—	—	—	(258)	—

Balance at June 30, 2009	4,602,478	$26,918	$4,925	$42,146	$82,322	$1,387	$(8,656)	$(26,918)	$(2,356)	$119,768

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Six months ended June 30,
	2009	2008
Operating Activities:
Net Income	$4,993	$4,963

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,550	2,677
Depreciation expense	1,209	1,265
Increase in surrender value of life insurance	(499)	(363)
Deferred income tax benefit	525	—
Amortization of investment security discounts and premiums, net	508	127
Net gain on sale of securities available-for-sale	(1,015)	(137)
Net (gain) loss on sale of premises and equipment	(7)	2
Proceeds from the sale of loans and leases held-for-sale	17,353	21,840
Origination of loans held-for-sale	(18,757)	(8,543)
Gain on sale of loans held-for-sale	(275)	(162)
Write-down of leases transferred to held-for-sale	—	160
Gain on sale of assets held-for-sale	—	(99)
Gain on foreclosed real estate	(11)	(30)
Amortization of capitalized servicing rights	158	142
Amortization of intangible assets	775	823
Restricted stock expense, net	147	185
Change in other assets and liabilities	(332)	2,375

Net cash provided by operating activities	8,322	25,225

Investing Activities:
Proceeds from maturities, redemptions, calls and principal repayments of investment securities available-for-sale	91,413	59,494
Proceeds from sales of investment securities available-for-sale	33,926	6,299
Purchase of investment securities available-for-sale	(194,508)	(63,410)
Purchase of FHLB and FRB stock	(11,772)	(10,068)
Redemption of FHLB stock	12,614	8,545
Net increase in loans and leases	(29,018)	(20,283)
Purchases of premises and equipment	(554)	(919)
Proceeds from the sale of premises and equipment	17	25
Proceeds from disposition of foreclosed assets	95	291
Proceeds from assets held-for-sale	—	176
Purchase of bank-owned life insurance	—	(7,000)

Net cash used in investing activities	(97,787)	(26,850)

Financing Activities:
Net increase in demand deposits, NOW and savings accounts	72,735	20,304
Net increase (decrease) in time deposits	78,434	(37,067)
Net decrease in short-term borrowings	(31,442)	(12,293)
Proceeds from long-term borrowings	—	50,000
Payments on long-term borrowings	(20,000)	(15,000)
Treasury stock purchased	—	(2,232)
Proceeds from exercise of stock options	416	—
Tax benefit of stock-based compensation	20	17
Purchase of shares for directors’ deferred stock-based plan	(258)	(1,992)
Redemption of preferred stock	(26,918)	—
Repurchase of warrant	(900)	—
Cash dividends paid to common shareholders	(2,385)	(2,252)
Cash dividends paid to preferred shareholders	(537)	—

Net cash provided (used) by financing activities	69,165	(515)

Net decrease in cash and cash equivalents	(20,300)	(2,140)
Cash and cash equivalents at beginning of period	48,090	30,704

Cash and cash equivalents at end of period	$27,790	$28,564

Supplemental Disclosures of Cash Flow Information:
Interest received during the period	$31,561	$34,655
Interest paid during the period	12,051	16,031
Income taxes paid during the period	1,854	273
Non-cash investing activities:
Change in unrealized gain/loss on available-for-sale securities	665	(952)
Transfer of leases to held-for-sale	—	10,819
Transfer of loans to other real estate and repossessed assets	134	240
Non-cash financing activities:
Common dividend declared and unpaid	1,197	1,114

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

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the six months ended June 30, 2009 and 2008.

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

A loan or lease is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on fair value of the collateral. Smaller balance homogenous loans, such as consumer and residential real estate loans less than $250,000, are aggregated and are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Loans are charged off when they are considered a loss regardless of the delinquency status. The Company’s delinquency policy is to charge off loans when they are 120 days past due unless extenuating circumstances are documented that attest to the ability to collect the loan. Special circumstances to include fraudulent loans and loans in bankruptcy will be charged off no later than 90 days of discovery or 120 days delinquent, whichever is shorter. In lieu of charging off the entire loan balance, loans with collateral may be written down to the value of the collateral, less cost to sell, if foreclosure or repossession of collateral is assured and is in process.

Directors Stock-Based Deferral Plan

In accordance with EITF Number 97-14, as affected by FAS 123R the stock held in the trust is classified in equity similar to the manner in which treasury stock is classified.

Subsequent Events

Management has evaluated events occurring subsequent to the balance sheet date through August 7, 2009 (the financial statement issuance date), determining no events require adjustment to or additional disclosure in the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2. Securities

The amortized cost and estimated fair value of securities for the dates indicated (in thousands):

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Treasury obligations	$101	$—	$—	$101
Obligations of U.S. government-sponsored corporations	6,651	155	5	6,801
Obligations of states and political subdivisions	82,737	2,283	232	84,788
Mortgage-backed securities—residential	271,684	3,532	434	274,782

Total debt securities	361,173	5,970	671	366,472
Stock Investments:
Equity securities	1,958	71	6	2,023
Mutual Funds	1,000	18	23	995

Total stock investments	2,958	89	29	3,018

Total available-for-sale	$364,131	$6,059	$700	$369,490

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Treasury obligations	$101	$1	$—	$102
Obligations of U.S. government-sponsored corporations	34,489	654	—	35,143
Obligations of states and political subdivisions	89,154	2,148	269	91,033
Mortgage-backed securities—residential	167,753	2,521	314	169,960

Total debt securities	291,497	5,324	583	296,238
Stock Investments:
Equity securities	1,958	—	35	1,923
Mutual funds	1,000	14	26	988

Total stock investments	2,958	14	61	2,911

Total available-for-sale	$294,455	$5,338	$644	$299,149

As of June 30, 2009 and December 31, 2008, mortgage-backed securities were comprised of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, which in turn, are supported by the full faith and credit of the United States government.

For the periods ending June 30, 2009 and December 31, 2008, securities with a carrying value of $341.4 million and $293.1 million, respectively, were pledged as collateral for certain deposits and other purposes as required or permitted by law.

The Company recognized gross gains on sales of securities of $1.0 million and $137,000 for the six months ended June 30, 2009 and 2008, respectively. The tax provision related to these net realized gains was $393,000 and $53,000, respectively.

The carrying value and estimated fair value of debt securities at June 30, 2009, by contractual maturity, are shown below (in thousands). The maturities of mortgage-backed securities are based on average life of the security. All other expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$95,902	$97,229
Due after one year through five years	180,742	184,048
Due after five years through ten years	61,949	62,593
Due after ten years	22,580	22,602

Total debt securities	$361,173	$366,472

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the securities with unrealized losses for the periods indicated, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (in thousands):

	June 30, 2009
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored corporations	$2,239	$5	$—	$—	$3,030	$5
Obligations of states and political subdivisions	12,356	164	1,206	68	13,562	232
Mortgage-backed securities—residential	55,216	361	2,013	73	56,438	434

Subtotal, debt securities	69,811	530	3,219	141	73,030	671
Equity securities	—	—	17	6	17	6
Mutual funds	—	—	477	23	477	23

Total temporarily impaired securities	$69,811	$530	$3,713	$170	$73,524	$700

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored corporations	$8,342	$269	$—	$—	$8,342	$269
Mortgage-backed securities—residential	22,804	164	5,636	150	28,440	314

Subtotal debt securities	31,146	433	5,636	150	36,782	583
Equity securities	1,923	35	—	—	1,923	35
Mutual funds	—	—	474	26	474	26

Total temporarily impaired securities	$33,069	$468	$6,110	$176	$39,179	$644

Management does not believe any individual unrealized loss as of June 30, 2009 represents an other-than-temporary impairment. A total of 74 available-for-sale securities were in a continuous unrealized loss position for less than 12 months and 13 securities for 12 months or longer. The unrealized losses relate primarily to securities issued by FNMA, GNMA, FHLMC, the State of New York and various political subdivisions within the State of New York. The Company has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

3. Loans and Leases

Major classifications of loans and leases at the dates indicated (in thousands):

	June 30, 2009	December 31, 2008

Residential real estate	$346,671	$314,039
Commercial loans	216,915	214,315
Leases	95,750	117,691
Indirect auto loans	192,044	182,807
Other consumer loans	91,716	90,906

	943,096	919,758

Less: Unearned income	(10,411)	(13,036)
Net deferred loan costs	4,102	4,033

Total loans and leases	936,787	910,755
Allowance for credit losses	(9,859)	(9,161)

Net loans and leases	$926,928	$901,594

Nonperforming loans and leases at the dates indicated are as follows (in thousands):

	June 30, 2009	December 31, 2008
Loans and leases 90 days past due and still accruing	$23	$126
Non-accrual loans and leases	7,588	4,352

Total nonperforming loans and leases	$7,611	$4,478

As of June 30, 2009 and December 31, 2008, impaired loans and leases totaled approximately $3.8 million and $1.4 million, respectively. The related allowance for credit losses specifically allocated to impaired loans at June 30, 2009 and December 31, 2008 was $638,000 and $193,000, respectively.

The following table summarizes changes in the allowance for credit losses arising from loans and leases charged off, recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)
Allowance for credit losses, beginning of period	$9,707	$8,184	$9,161	$8,426

Loans and leases charged-off	(2,315)	(1,076)	(3,698)	(2,957)
Recoveries of loans and leases previously charged-off	667	232	846	505

Net loans and leases charged-off	(1,648)	(844)	(2,852)	(2,452)

Provision for credit losses	1,800	1,311	3,550	2,677

Allowance for credit losses, end of period	$9,859	$8,651	$9,859	$8,651

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

4. Deposits

Deposits consisted of the following at the periods indicated (in thousands):

	June 30, 2009	December 31, 2008

Non-interest-bearing checking	$152,828	$140,845
Interest-bearing checking	121,387	106,292
Savings accounts	93,672	88,242
Money market accounts	287,619	247,392
Time deposits	433,545	355,111

Total deposits	$1,089,051	$937,882

5. Earnings Per Share

The Company has granted stock compensation awards with non-forfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by FASB Staff Position EITF 03-6-1. Basic earnings per common share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards and warrants, but excludes awards considered participating securities.

Basic and diluted net income per common share calculations are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Distributed earnings allocated to common shareholders	$1,173	$1,092	$2,345	$2,184
Undistributed earnings allocated to common shareholders	111	1,738	1,485	2,682

Net earnings allocated to common shareholders	$1,284	$2,830	$3,830	$4,866

Weighted average common shares outstanding, including shares considered participating securities	4,588,784	4,645,740	4,588,062	4,654,336
Less: average participating securities	(93,345)	(89,583)	(93,930)	(87,244)

Weighted average shares	4,495,439	4,556,157	4,494,132	4,567,092

Net income per common share – basic	$0.29	$0.62	$0.85	$1.07

Diluted:
Net earnings allocated to common shareholders	$1,284	$2,830	$3,830	$4,866

Weighted average common shares outstanding for basic earnings per common share	4,495,439	4,556,157	4,494,132	4,567,092
Incremental shares from assumed conversion of stock options and warrants	23,387	27,152	13,112	27,878

Average common shares outstanding – diluted	4,518,827	4,583,309	4,507,244	4,594,970

Net income per common share – diluted	$0.28	$0.62	$0.85	$1.06

Dividends of $24,000 and $21,000 for the quarter ending June 30, 2009 and 2008, respectively, were paid on unvested shares with non-forfeitable dividend rights. Dividends of $48,000 and $42,000 for the six months ended June 30, 2009 and 2008, respectively, were paid on unvested shares with non-forfeitable dividend rights. For the three months ended June 30, 2009 and 2008, 64,932 and 66,055 of anti-dilutive stock options were excluded from the diluted weighted average common share calculations. For the six months ended June 30, 2009 and 2008, 136,903 and 1,000, respectively, of anti-dilutive stock options and warrants were excluded from the diluted weighted average common share calculations.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

6. Other Comprehensive Income

The components of accumulated other comprehensive loss, net of tax, for the periods indicated were as follows (in thousands):

	For three months ending June 30,
	2009			2008
	Pre-tax amount	Tax expense (benefit)	Net-of-tax amount	Pre-tax amount	Tax expense (benefit)	Net-of-tax amount
Securities available-for-sale:
Net unrealized gains (losses) arising during the period	$(66)	$(26)	$(40)	$(3,796)	$(1,469)	$(2,327)
Reclassification adjustment for (gains) losses included in net income	—	—	—	—	—	—

	(66)	(26)	(40)	(3,796)	(1,469)	(2,327)
Retirement plan liabilities	7	3	4	(7)	(3)	(4)
Other comprehensive loss	(59)	(23)	(36)	(3,789)	(1,472)	(2,331)

Net income			2,036			2,887

Comprehensive income			$2,000			$556

	For six months ending June 30,
	2009			2008
	Pre-tax amount	Tax expense (benefit)	Net-of-tax amount	Pre-tax amount	Tax expense (benefit)	Net-of-tax amount
Securities available-for-sale:
Net unrealized gains (losses) arising during the period	$1,680	$650	$1,030	$(815)	$(315)	$(500)
Reclassification adjustment for (gains) losses included in net income	(1,015)	393	(622)	(137)	53	(84)

	665	257	408	(952)	(368)	(584)
Retirement plan liabilities	13	5	8	(2)	(1)	(1)
Other comprehensive loss	678	262	416	(954)	(369)	(585)

Net income			4,993			4,963

Comprehensive income			$5,409			$4,378

7. Employee and Director Benefit Plans

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

Post-retirement medical and life insurance benefits (“Post-retirement Plan) are available to retirees and certain active employees with more than 20 years of service to the Company in accordance with plans that existed at First National

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Bank of Cortland and Oneida Valley National Bank, prior to the merger of the banks in 1999. At September 30, 2007, the Company settled (the “Settlement”) the post-retirement benefits for certain active participants that met age and service criteria at that time. In addition, a negative plan amendment (“Negative Amendment”) was adopted for all other active participants who did not meet the age and service criteria. The Settlement and the Negative Amendment eliminated post-retirement benefits for all active employees. The only remaining participants in the Post-Retirement Plan after September 30, 2007 are retired participants and their spouses, if applicable.

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

The components of all of the plans’ net periodic costs (benefit) for the three months ended June 30, 2009 and 2008 are as follows (in thousands):

	Pension Plan		Post-retirement Plan		SRP Plan		Directors Retirement Plan
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$—	$—	$—	$—	$20	$15	$14	$—
Interest cost	70	64	57	60	48	50	8	—
Expected return on assets	(71)	(108)	—	—	—	—	—	—
Amortization of unrecognized prior service cost	41	—	(9)	(11)	5	5	12	—

Net periodic pension cost (benefit)	$40	$(44)	$48	$49	$73	$70	$34	$—

The components of all of the plans’ net periodic costs (benefit) for the six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Pension Plan		Post-retirement Plan		SRP Plan		Directors Retirement Plan
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$—	$—	$—	$—	$40	$30	$28	$—
Interest cost	140	128	115	120	96	100	15	—
Expected return on assets	(141)	(216)	—	—	—	—	—	—
Amortization of unrecognized prior service cost	82	—	(18)	(22)	10	10	23	—

Net periodic pension cost (benefit)	$81	$(88)	$97	$98	$146	$140	$66	$—

8. Fair Value Measurements

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2009 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
U.S. Treasury obligations	$101	$—	$101
Obligations of U.S. government-sponsored corporations	6,801	—	6,801
Obligations of states and political subdivisions	84,788	—	84,788
Mortgage-backed securities – residential	274,782	—	274,782

Total debt securities	366,472	—	366,472
Stock Investments:
Equity securities	2,023	—	2,023
Mutual Funds	995	995	—

Total stock investments	3,018		2,023

Total available-for-sale	$369,490	$995	$368,495

		Fair Value Measurements at December 31, 2008 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
U.S. Treasury obligations	$102	$—	$102
Obligations of U.S. government-sponsored corporations	35,143	—	35,143
Obligations of states and political subdivisions	91,033	—	91,033
Mortgage-backed securities – residential	169,960	—	169,960

Total debt securities	296,238	—	296,238
Stock Investments:
Equity securities	1,923	—	1,923
Mutual Funds	988	988	—

Total stock investments	2,911	988	1,923

Total available-for-sale	$299,149	$988	$298,161

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The following represents impairment charges recognized during the period:

During the second quarter of 2009, loans held-for-sale were carried at a fair value of $2.4 million and were measured using Level 1inputs, resulting in a valuation allowance and loss in other income of $4,000.

Loans subject to non-recurring fair value measurement using Level 3 inputs had a gross carrying amount of $2.4 million with an associated valuation allowance of $638,000 for a fair value of $1.7 million. Impairment write-downs during 2009 resulted in $485,000 in charges to the allowance for credit losses.

The carrying amounts and estimated fair values of financial instruments, not previously presented, as of the dates indicated (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$27,790	$27,790	$21,172	$21,172
Fed funds sold	—	—	26,918	26,918
FHLB and FRB stock	11,002	N/A	11,844	N/A
Loans held for sale	2,412	2,412	875	875
Loans and leases, net of unearned income	936,787	958,436	910,755	930,920
Allowance for credit losses	9,859	—	(9,161)	—

Net loans and leases	926,928	958,436	901,594	930,920
Accrued interest receivable	4,421	4,421	4,218	4,218

Financial Liabilities:
Deposits	$1,089,051	$1,094,065	$937,882	$943,182
Borrowings	187,530	190,192	238,972	241,421
Junior subordinated obligations	25,774	9,912	25,774	14,131
Accrued interest payable	2,083	2,083	3,037	3,037

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

Fed Funds Sold

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Junior Subordinated Obligations

The fair value of trust preferred debentures has been estimated using a discounted cash flow analysis to maturity.

Off-balance-sheet Instruments

Off-balance-sheet financial instruments consist of commitments to extend credit and standby letters of credit, with fair value based on fees currently charged to enter into agreements with similar terms and credit quality. Amounts are not significant.

9. Capital and Regulatory Matters

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Total risk-based capital
Company	$110,486	12.22%	$72,365	≥8.00%	N/A	N/A
Bank	104,126	11.61%	71,721	≥8.00%	89,651	≥10.00%
Tier 1 capital
Company	100,627	11.13%	36,182	≥4.00%	N/A	N/A
Bank	94,267	10.51%	35,860	≥4.00%	53,790	≥6.00%
Leverage
Company	100,627	7.30%	55,114	≥4.00%	N/A	N/A
Bank	94,267	6.87%	54,889	≥4.00%	68,611	≥5.00%

As of December 31, 2008
Total risk-based capital
Company	$133,962	15.08%	$71,047	≥8.00%	N/A	N/A
Bank	124,941	14.19%	70,415	≥8.00%	88,019	≥10.00%
Tier 1 capital
Company	124,801	14.05%	35,523	≥4.00%	N/A	N/A
Bank	115,780	13.15%	35,207	≥4.00%	52,811	≥6.00%
Leverage
Company	124,801	9.59%	52,064	≥4.00%	N/A	N/A
Bank	115,780	8.97%	51,657	≥4.00%	64,571	≥5.00%

Preferred Stock and Warrants under the U.S. Treasury’s Capital Purchase Plan

In December 2008, the U.S. Department of Treasury (“Treasury Department”) purchased, in connection with the Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program, 26,918 shares of the Company’s newly issued, non-voting senior cumulative preferred stock (“Preferred Stock”) valued at $26.9 million, with an initial annual dividend of 5% for five years and 9% thereafter. Dividends were accrued as earned. The Preferred Stock qualified as Tier 1 capital for regulatory reporting purposes.

On May 13, 2009, the Company redeemed all 26,918 shares of its Preferred Stock. The Company paid $27.2 million to the Treasury Department to redeem the Preferred Stock, which included the original investment amount of $26.9 million plus accrued dividends of approximately $329,000. The Company and Bank received unconditional approvals from their respective regulators and from the Treasury Department to redeem the Preferred Stock. As a result of the redemption, the Company recorded a reduction in undivided profits of approximately $551,000 in the second quarter of 2009 associated with the accelerated discount accretion related to the difference between the amount at which the Preferred Stock sale was initially recorded and the redemption price. The Preferred Stock dividend and the acceleration of the accretion reduced the second quarter’s net income available to common shareholders and earnings per common share by $726,000 and $0.16, respectively.

In connection with the CPP, the Treasury Department also received a warrant (“Warrant”) to purchase 173,069 shares of the Company’s common stock with an exercise price of $23.33 per share representing an aggregate market price of $4.0 million. On June 17, 2009, the Company repurchased the Warrant for $900,000. The repurchase of the Warrant was recorded as a reduction to shareholders’ equity and had no affect on the Company’s net income and earnings per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout this discussion, the term “the Company” or “Alliance” refer to the consolidated entity of Alliance Financial Corporation, its wholly-owned subsidiaries Ladd’s Agency, Inc. and Alliance Bank, N.A. (the “Bank”), and the Bank’s subsidiaries, Alliance Preferred Funding Corp. and Alliance Leasing, Inc. The Company is a New York corporation which was formed in November 1998 as a result of the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc.

The following discussion presents material changes in the Company’s results of operations and financial condition during the six months ended June 30, 2009, which are not otherwise apparent from the consolidated financial statements included in this report.

This discussion and analysis contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

•	an increase in competitive pressures in the banking industry;

•	changes in the interest rate environment that reduce margins;

•	changes in the regulatory environment;

•	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in credit market conditions;

•	changes in the securities markets which affect investment management revenues;

•	increases in FDIC deposit insurance premiums and assessments could adversely affect our financial condition;

•	changes in technology used in the banking business;

•	our ability to maintain and increase market share and control expenses;

•	the soundness of other financial services institutions may adversely affect our credit risk;

•	certain of our intangible assets may become impaired in the future;

•	the Company’s controls and procedures may fail or be circumvented;

•	new line of business or new products and services may subject the Company to additional risks;

•	changes in key management personnel may adversely impact our operations;

•	severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Company’s business; and

•	other factors detailed from time to time in the Company’s Securities and Exchange Commission filings

Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2009 and 2008

General

Net income available to common shareholders for the quarter ended June 30, 2009 was $1.3 million, or $0.28 per diluted share, compared to $2.9 million, or $0.62 per diluted share in the year-ago quarter. The Company’s net income in the second quarter of 2009 was reduced by accrued dividends and discount accretion on preferred stock totaling $726,000 associated with its participation in and exit from the U.S. Treasury’s Capital Purchase Program (“CPP”). There was no preferred stock outstanding in the second quarter of 2008. The return on average assets and return on average common shareholders’ equity were 0.37% and 4.33%, respectively, for the quarter ended June 30, 2009 compared with 0.87% and 9.93%, respectively, for the second quarter of 2008.

Net income available to common shareholders for the six months ended June 30, 2009 was $3.9 million or $0.85 per diluted share, compared with $5.0 million or $1.06 per diluted share in the year-ago period. Preferred dividends and the accretion on the preferred stock discount was $1.1 million or $0.24 per diluted share for the six months ended June 30, 2009, respectively. There was no preferred stock outstanding for the six months ended June 30, 2008. The return on average assets and return on average common shareholders’ equity were 0.56% and 6.47%, respectively, for the six months ended June 30, 2009 compared with 0.75% and 8.54%, respectively, for the same period in 2008.

The results for the second quarter and year-to-date reflect continued growth in net interest income, which offset higher credit costs and a decrease in investment management income compared to the year-ago periods. Excluding the impact of the Company’s CPP participation and exit, second quarter and year-to-date earnings were impacted by a significant increase in the premiums assessed by the Federal Deposit Insurance Corporation (“FDIC”) to all FDIC-insured banks. FDIC insurance premium expense for the three and six months increased $1.0 million and $1.3 million, respectively, compared with same periods in 2008. A large portion of the FDIC’s insurance premium increase was in the form of a special assessment charged to all FDIC-insured banks in the second quarter which totaled $676,000 before tax or $0.09 per diluted common share after tax.

Net Interest Income

Net interest income totaled $10.6 million in the second quarter, representing an increase of $1.1 million or 11.7% compared with the second quarter of 2008. The increase in net interest income was driven by a higher net interest margin combined with earning asset growth. Average earning assets increased $91.0 million in the second quarter compared with the year-ago quarter, due in large part to increases in the average balance of residential mortgages and the securities portfolio. On a linked-quarter basis, net interest income increased $577,000 or 5.7% as a result of a higher net interest margin and a $40.2 million increase in average earning assets.

The Company’s tax-equivalent net interest margin increased 11 basis points in the second quarter compared with the year-ago quarter, and was up 8 basis points compared to the first quarter of 2009. The net interest margin on a tax-equivalent basis was 3.50% in the second quarter of 2009, compared with 3.39% in the second quarter of 2008 and 3.42% in the first quarter of 2009. The increase in the net interest margin was the result of a decrease in the tax-equivalent earning asset yield of 76 basis points in the second quarter compared with the year-ago quarter, which was offset by a decrease in its cost of funds of 94 basis points over the same period. The Company’s yield on earning assets decreased 17 basis points in the second quarter of 2009 compared with the first quarter of 2009, which was more than offset by a decrease in its cost of funds of 32 basis points during the same period.

The overall net interest margin growth since the first quarter of 2008 is primarily the result of the Company’s ongoing active balance sheet management and deposit pricing strategies and the positive effects of those strategies in the interest rate environment of the past year. The rate of growth in the Company’s net interest margin slowed in the second half of 2008 as interest rates on a substantial portion of the Company’s interest-bearing liabilities have adjusted to the lower rates in effect during the period.

Since September 2007, the Federal Reserve has reduced its target fed funds rate from 5.25% to between zero and 0.25%. Over this same time period, a drop in equity markets, economic recession and federal government monetary and economic stimulus efforts have contributed to decline in the yields on U.S. Treasury securities. As a result of these factors, the yields on two-year, five-year and ten-year treasury securities dropped 304 basis points, 171 basis points and 103 basis points, respectively from August 31, 2007 to June 30, 2009. Yields on commercial loans and consumer loans were most affected by these conditions, with yields on these assets down 132 basis points and 200 basis points, respectively, in the second quarter of 2009 compared with the year-ago quarter. Other earning-asset classes have experienced declines in yields, though not to the same magnitude. The commercial and consumer loan portfolios are more sensitive than the Company’s other interest-bearing assets to changes in market interest rates due to the variable rate characteristics of a segment of these portfolios and to the high levels of annual amortization in the portfolios as a result of their relatively shorter duration.

Average interest-earning assets increased $91.0 million or 7.6% in the second quarter compared with the year-ago period, due primarily to growth in investment securities and residential mortgage portfolio which offset declines in the commercial loan and lease portfolios. Loans and leases comprised 72% of average interest-earning assets in the second quarter, compared with 75% in the second quarter of 2008.

The Company’s cost of funds declined on a quarter over quarter basis throughout 2008 and into the second quarter of 2009 in all interest-bearing liability categories except savings accounts. The average cost of money market and time deposits dropped 88 basis points and 137 basis points, respectively in the second quarter of 2009 compared with the year-ago quarter as a result of the lower rate environment and the Company’s actively managed deposit pricing strategies. Wholesale funding costs also dropped significantly over the same period, with the average cost of borrowings down 26 basis points. At the same time the Company was lowering its borrowing costs due to the lower market rates over the past eighteen months, it took the opportunity to lower the overall liability-sensitive position by extending the maturity on new or renewed borrowings. The weighted average maturity of the Company’s borrowings was 2.29 years at June 30, 2009 compared with 1.1 years at December 31, 2007.

The average cost on the Company’s junior subordinated obligations decreased 174 basis points in the second quarter of 2009 compared with the second quarter of 2008 due to the decline in the three-month Libor index to which these variable rate obligations are tied.

The Company’s liability mix changed favorably during 2008 and into the first half of 2009 as the Company continued to focus on growing lower cost savings, demand and money market accounts (transaction accounts) and relied less on higher promotional rates to attract or retain retail time accounts. The aggregate average balance of transaction accounts was $670.8 million in the second quarter of 2009, which was an increase of $118.1 million or 21.4% from the aggregate average balances of $552.7 million in the second quarter of 2008. Average transaction account balances comprised 64% of total average deposits in the second quarter of 2009, compared with 58% in the year-ago period. Average time account balances in the second quarter of 2009 were 36% of total average deposits, compared with 42% in the year-ago period.

Net interest income for the six months ended June 30, 2009 totaled $20.7 million, an increase of $2.4 million or 13.1% compared with $18.3 million in the year-ago period. Average earning assets increased $74.9 million in the first half of 2009 compared with the year-ago period. The tax-equivalent net interest margin was 3.46% in the first half of 2009, compared with 3.27% in the first half of 2008. A decrease of 79 basis points in the Company’s tax-equivalent earning assets yield in the first half of 2009 compared with the same period in 2008 was offset by a 104 basis point decrease in its cost of funds over the same period.

Changes in net interest income and net interest margin for the first half of 2009 compared with the same period in 2008 were driven largely by the same factors in the analysis of the second quarter of 2009 to the second quarter of 2008 discussed above.

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

	For the three months ended June 30,
	2009			2008
	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$18,903	$5	0.13%	$6,829	$43	2.52%
Taxable investment securities	239,785	2,290	3.82%	186,937	2,159	4.62%
Nontaxable investment securities	87,747	1,387	6.32%	88,663	1,371	6.19%
FHLB and FRB stock	11,052	162	5.86%	10,847	191	7.04%
Real estate loans(1)	346,019	4,782	5.53%	289,101	4,241	5.87%
Commercial loans	206,085	2,814	5.46%	211,766	3,590	6.78%
Nontaxable commercial loans	9,573	145	6.08%	8,327	138	6.62%
Taxable leases (net of unearned discount) (1)	68,991	1,079	6.26%	106,864	1,678	6.28%
Nontaxable leases (net of unearned discount)	20,618	277	5.38%	17,831	262	5.88%
Indirect auto loans	185,765	2,562	5.52%	177,112	2,482	5.61%
Consumer loans	90,745	987	4.35%	89,979	1,428	6.35%

Total interest-earning assets	$1,285,283	$16,490	5.13%	$1,194,256	$17,583	5.89%

Non-interest earning assets:
Other assets	139,138			134,353
Less: Allowance for credit losses	(9,866)			(8,387)
Net unrealized gains (losses) on securities available-for-sale	6,048			3,444

Total assets	$1,420,603			$1,323,666

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$115,549	$134	0.46%	$106,487	$173	0.65%
Savings deposits	91,859	117	0.51%	86,449	123	0.57%
MMDA deposits	308,279	844	1.10%	228,124	1,130	1.98%
Time deposits	383,166	2,467	2.58%	394,558	3,896	3.95%
Borrowings	190,901	1,478	3.10%	217,255	1,825	3.36%
Junior subordinated obligations issued to unconsolidated trusts	25,774	213	3.32%	25,774	326	5.06%

Total interest-bearing liabilities	$1,115,528	$5,253	1.88%	$1,058,647	$7,473	2.82%

Non-interest bearing liabilities:
Demand deposits	155,156			131,689
Other liabilities	16,672			17,058
Shareholders’ equity	133,247			116,272

Total liabilities and shareholders’ equity	$1,420,603			$1,323,666

Net interest income (tax equivalent)		$11,237			$10,110

Net interest rate spread			3.25%			3.07%
Net interest margin (tax equivalent)			3.50%			3.39%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		(615)			(603)

Net interest income		$10,622			$9,507

(1)	Includes loans and leases held-for-sale

	For the six months ended June 30,
	2009			2008
	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$25,907	$14	0.11%	$6,950	$89	2.59%
Taxable investment securities	222,219	4,550	4.10%	188,221	4,437	4.71%
Nontaxable investment securities	88,335	2,724	6.17%	87,841	2,700	6.15%
FHLB and FRB stock	10,994	213	3.87%	10,602	387	7.30%
Real estate loans(1)	335,465	9,395	5.60%	283,852	8,411	5.93%
Commercial loans	204,642	5,749	5.62%	210,989	7,404	7.02%
Nontaxable commercial loans	9,679	292	6.04%	8,277	279	6.74%
Taxable leases (net of unearned discount) (1)	73,225	2,325	6.35%	109,316	3,488	6.38%
Nontaxable leases (net of unearned discount)	21,064	568	5.39%	17,917	527	5.89%
Indirect auto loans	183,436	5,070	5.53%	175,567	4,976	5.67%
Consumer loans	90,344	2,082	4.61%	90,835	3,024	6.66%

Total interest-earning assets	$1,265,310	$32,982	5.21%	$1,190,367	$35,722	6.00%

Non-interest earning assets:
Other assets	137,157			131,921
Less: Allowance for credit losses	(9,678)			(8,530)
Net unrealized gains (losses) on securities available-for-sale	6,051			3,512

Total assets	$1,398,840			$1,317,270

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$115,808	$284	0.49%	$106,723	$387	0.73%
Savings deposits	89,954	234	0.52%	84,462	237	0.56%
MMDA deposits	287,298	1,807	1.26%	219,480	2,516	2.29%
Time deposits	369,961	5,176	2.80%	404,176	8,550	4.23%
Borrowings	201,073	3,128	3.11%	213,434	3,826	3.59%
Junior subordinated obligations issued to unconsolidated trusts	25,774	468	3.63%	25,774	741	5.75%

Total interest-bearing liabilities	$1,089,868	$11,097	2.04%	$1,054,049	$16,257	3.08%

Non-interest bearing liabilities:
Demand deposits	151,991			128,971
Other liabilities	17,149			18,068
Shareholders’ equity	139,832			116,182

Total liabilities and shareholders’ equity	$1,398,840			$1,317,270

Net interest income (tax equivalent)		$21,885			$19,465

Net interest rate spread			3.27%			2.92%
Net interest margin (tax equivalent)			3.46%			3.27%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		(1,218)			(1,191)

Net interest income		$20,667			$18,274

(1)	Includes loans and leases held-for-sale

The following table sets forth the dollar volume of increase or (decrease) in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities, and from changes in rates for the periods indicated. Volume changes are computed by multiplying the volume difference by the prior period’s rate. Rate changes are computed by multiplying the rate difference by the prior period’s balance. The change in interest income and expense due to both rate and volume has been allocated proportionally between the volume and rate variances.

	For the three months ended June 30, 2009 Compared to June 30, 2008 Increase/(Decrease) Due To			For the six months ended June 30, 2009 Compared to June 30, 2008 Increase/(Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
Federal funds sold	$188	$(226)	$(38)	$200	$(275)	$(75)
Taxable investment securities	1,938	(1,807)	131	1,416	(1,303)	113
Non-taxable investment securities	(72)	88	16	15	9	24
FHLB and FRB stock	23	(52)	(29)	40	(214)	(174)
Real estate loans	1,936	(1,395)	541	2,174	(1,190)	984
Commercial loans	(94)	(682)	(776)	(217)	(1,438)	(1,655)
Non-taxable commercial loans	63	(56)	7	80	(67)	13
Taxable leases (net of unearned income)	(592)	(7)	(599)	(1,146)	(17)	(1,163)
Non-taxable leases (net of unearned income)	125	(110)	15	147	(106)	41
Indirect loans	298	(218)	80	378	(284)	94
Consumer loans	83	(524)	(441)	(16)	(926)	(942)

Total interest-earning assets	3,896	(4,989)	(1,093)	3,071	(5,811)	(2,740)

Interest-bearing demand deposits	82	(121)	(39)	83	(186)	(103)
Savings deposits	37	(43)	(6)	31	(34)	(3)
MMDA deposits	1,653	(1,939)	(286)	1,558	(2,267)	(709)
Time deposits	(109)	(1,320)	(1,429)	(675)	(2,699)	(3,374)
Borrowings	(210)	(137)	(347)	(212)	(486)	(698)
Junior subordinated obligations issued to unconsolidated subsidiary trusts	—	(113)	(113)	—	(273)	(273)

Total interest-bearing liabilities	1,453	(3,673)	(2,220)	785	(5,945)	(5,160)

Net interest income tax equivalent	$2,443	$(1,316)	$1,127	$2,286	$134	$2,420

Asset Quality and the Allowance for Credit Losses

The following table represents a summary of delinquent loans and leases grouped by the number of days delinquent at the dates indicated:

Delinquent loans and leases	June 30, 2009		March 31, 2009		December 31, 2008
	$	%(1)	$	%(1)	$	%(1)
	(Dollars in thousands)
30 days past due	$8,990	0.97%	$8,938	0.97%	$11,124	1.22%
60 days past due	3,788	0.41%	3,168	0.34%	4,736	0.52%
90 days past due and still accruing	23	—%	299	0.03%	126	0.01%
Non-accrual	7,588	0.81%	5,620	0.61%	4,352	0.48%

Total	$20,389	2.19%	$18,025	1.95%	$20,338	2.23%

(1)	As a percentage of total loans and leases, excluding deferred costs

Continuing weakness in the local, state and national economies contributed to a modest increase in delinquencies and nonperforming loans and leases in the second quarter. Loans and leases past due 30 days or more totaled $20.4 million or 2.2% of total loans and leases at June 30, 2009, compared with $18.0 million or 2.0% at March 31, 2009 and $20.3 million or 2.2% of total loans and leases at December 31, 2008. Approximately 44% of all delinquent loans and leases at the end of the second quarter were past due for one payment, compared with 50% at March 31, 2009 and 55% at the end of 2008.

The following table represents information concerning the aggregate amount of non-performing assets:

	June 30, 2009	March 31, 2009	December 31, 2008
Non-accruing loans and leases:
Residential real estate loans	$1,925	$1,882	$1,506
Commercial loans	4,400	1,897	1,997
Leases	995	1,692	595
Indirect loans	82	65	101
Other consumer loans	186	84	153

Total non-accruing loans and leases	7,588	5,620	4,352
Accruing loans and leases delinquent 90 days or more	23	299	126

Total non-performing loans and leases	7,611	5,919	4,478
Other real estate and repossessed assets	373	829	657

Total non-performing assets	$7,984	$6,748	$5,135

Nonperforming assets were $8.0 million or 0.55% of total assets at June 30, 2009, compared with $6.7 million or 0.48% of total assets at March 31, 2009 and $5.1 million or 0.38% of total assets at December 31, 2008. The largest component of nonperforming assets was loans and leases on nonperforming status, which totaled $7.6 million at the end of the second quarter, compared with $5.9 million and $4.5 million at March 31, 2009 and December 31, 2008, respectively. The increase in nonperforming loans and leases in the second quarter resulted largely from five commercial relationships aggregating $2.2 million being placed on non-accrual status during the quarter. Conventional residential mortgages comprised $1.9 million (23 loans) or 25.3% of nonperforming loans and leases at June 30, 2009. Nonperforming commercial loans totaled $4.4 million (35 loans) or 57.8% of nonperforming loans and leases at the end of the second quarter. Leases on nonperforming status totaled $995,000 (27 leases) or 13.1% of nonperforming loans and leases at the end of the second quarter.

As a recurring part of its portfolio management program, the Company has identified approximately $11.3 million in potential problem loans at June 30, 2009 as compared to $13.3 million at December 31, 2008. The average balance of potential problem loans was $264,000 at June 30, 2009 compared with $333,000 at December 31, 2008. Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as “substandard.” At June 30, 2009, potential problem loans primarily consisted of commercial real estate, commercial loans and leases. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

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

The Bank’s policy is to place a loan or lease on non-accrual status and recognize income on a cash basis when a loan or lease is more than 90 days past due, unless in the opinion of management, the loan or lease is well secured and in the process of collection. The Bank considers a loan or lease impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on fair value of the collateral. As of June 30, 2009, there was $3.8 million in impaired loans for which $638,000 in related allowance for credit losses was specifically allocated. As of December 31, 2008, there was $1.4 million in impaired loans for which $193,000 in related allowance for credit losses was specifically allocated.

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

The provision for credit losses was $1.8 million and $3.6 million in the quarter and six months ended June 30, 2009, respectively, compared with $1.3 million and $2.7 million in the year-ago periods, respectively. Net charge-offs were $1.6 million and $2.9 million in the three months and six months ended June 30, 2009, respectively, compared with $844,000 and $2.5 million in the year-ago periods, respectively. Net charge-offs equaled 0.71% and 0.62%, respectively, of average loans and leases during the three months and six months ended June 30, 2009, compared with 0.37% and 0.55%, respectively, in the year-ago periods. The provision for credit losses as a percentage of net charge-offs was 109.2% and 124.5%, respectively, in the quarter and six months ended June 30, 2008, compared with 155.3% and 109.2%, respectively, in the year-ago periods.

The Company’s credit loss provisions have been somewhat elevated over the past five quarters, reflecting generally higher levels of loan delinquencies and charge-offs, a higher level of classified loans, and management’s assessment of the potential impact on the Company’s portfolio of macroeconomic factors and credit market conditions affecting the financial institutions sector generally.

The allowance for credit losses was $9.9 million at June 30, 2009, compared with $9.7 million at March 31, 2009 and $9.2 million at December 31, 2008. The ratio of the allowance for credit losses to total loans and leases was 1.05% at June 30, 2009, compared with 1.05% at March 31, 2009 and 1.01% at December 31, 2008. The ratio of the allowance for credit losses to nonperforming loans and leases was 129.5% at June 30, 2009, compared with 164.0% at March 31, 2009 and 204.6% at December 31, 2008.

The following table presents certain asset quality ratios for the periods indicated:

	For three months ended June 30,		For six months ended June 30,
	2009	2008	2009	2008
Net loans and leases charged-off to average loans and leases, annualized	0.71%	0.37%	0.62%	0.55%
Provision for credit losses to average loans and leases, annualized	0.77%	0.58%	0.77%	0.60%
Allowance for credit losses to period-end loans and leases	1.05%	0.96%	1.05%	0.96%
Allowance for credit losses to non-performing loans and leases	129.5%	148.4%	129.5%	199.2%
Non-performing loans and leases to period-end loans and leases	0.81%	0.65%	0.81%	0.48%
Non-performing assets to period-end assets	0.55%	0.45%	0.55%	0.34%

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated, dollars in thousands:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Investment management income	$1,785	$2,250	$(465)	(20.7)%	$3,546	$4,538	$(992)	(21.9)%
Service charges on deposit accounts	1,268	1,257	11	0.9%	2,461	2,490	(29)	(1.2)%
Card-related fees	567	543	24	4.4%	1,088	1,045	43	4.1%
Insurance agency	374	482	(108)	(22.4)%	689	820	(131)	(16.0)%
Bank-owned life insurance	252	204	48	23.5%	499	363	136	37.5%
Gain on the sale of loans	250	136	114	83.8%	275	162	113	69.8%
Gain on sale of securities	—	—	—	—%	1,015	137	878	640.9%
Other non-interest income	270	415	(145)	(34.9)%	553	918	(365)	(39.8)%

Total non-interest income	$4,766	$5,287	$(521)	(9.9)%	$10,126	$10,473	$(347)	(3.3)%

Non-interest income was $4.8 million in the second quarter of 2009, which was a decrease of $521,000 or 9.9% from the second quarter of 2008. Investment management income decreased $465,000 or 20.7% in the second quarter compared with the year-ago quarter as a result of the impact of the decline in equity markets over the past eighteen months on the value of assets under management. Non-interest income comprised 31.0% of total revenue in the second quarter of 2009 compared with 35.7% in the year-ago quarter and 30.2% in the first quarter of 2009. The decline in this ratio has been driven largely by the increase in net interest income and to a lesser degree by the decrease in investment management income.

Non-interest income totaled $10.1 million in the first six months of 2009, which is a decrease of $347,000 from $10.5 million in the year-ago period. The Company recognized $1.0 million in pre-tax gains on the sale of securities in the first quarter of 2009, compared with gains of $137,000 in the first quarter of 2008. Absent the effect of these gains, non-interest income decreased $1.2 million or 11.9% due primarily to lower investment management fee income. Non-interest income comprised 30.6% of total revenue in the first half of 2009 compared with 36.0% in the year-ago period.

Non-interest Expenses

The following table sets forth certain information on non-interest expenses for the periods indicated, dollars in thousands:

	For three months ended June 30,				For six months ended June 30,
			Change				Change
	2009	2008	$	%	2009	2008	$	%
Salaries and benefits	$4,721	$4,912	$(191)	(3.9)%	$9,421	$9,917	$(496)	(5.0)%
Occupancy and equipment	1,787	1,674	113	6.8%	3,551	3,397	154	4.5%
Communication expense	196	204	(8)	(3.9)%	387	402	(15)	(3.7)%
Office supplies and postage	301	269	32	11.9%	612	551	61	11.1%
Marketing expense	248	278	(30)	(10.8)%	499	569	(70)	(12.3)%
Amortization of intangible assets	387	415	(28)	(6.7)%	775	823	(48)	(5.8)%
Professional fees	754	621	133	21.4%	1,431	1,362	69	5.1%
FDIC insurance	1,039	27	1,012	3,748.1%	1386	54	1,332	2,466.7%
Other operating expenses	1,466	1,230	236	19.2%	2,904	2,350	554	23.6%

Total operating expenses	$10,899	$9,630	$1,269	13.2%	$20,966	$19,425	$1,541	7.9%

Non-interest expenses were $10.9 million in the quarter ended June 30, 2009, compared to $9.6 million in the second quarter of 2008. FDIC insurance expense increased $1.0 million or 3,748% compared with the second quarter of 2008, and $692,000 or 199% compared with the first quarter of 2009. Excluding the effect of FDIC insurance, non-interest expenses increased $257,000 or 2.7% in the second quarter compared with the year-ago period, and $140,000 or 1.4% from the first quarter of 2009.

The increase in the Company’s FDIC insurance expense resulted in large part from a special charge assessed by the Federal Deposit Insurance Corporation to all FDIC-insured banks, and to overall higher rates charged to all FDIC insured banks in 2009. The special assessment charged to Alliance in the second quarter totaled $676,000. The FDIC may assess additional similar special charges on all FDIC-insured banks in coming quarters as needed to replenish the FDIC insurance fund.

Non-interest expenses were $21.0 million in the six months ended June 30, 2009, compared to $19.4 million in the first half of 2008. FDIC insurance expense increased $1.3 million or 2,467% compared with the first half of 2008. Excluding the effect of FDIC insurance, non-interest expenses increased $209,000 or 1.1% in the first half of 2009 compared with the year-ago period.

The Company’s efficiency ratio was 70.8% in the second quarter of 2009, compared with 65.1% in the year-ago quarter and 70.0% in the first quarter of 2009. The Company’s efficiency ratio was 70.4% in the six months ended June 30, 2009, compared with 68.0% in the year-ago period. The $676,000 special FDIC insurance assessment significantly impacted the Company’s efficiency ratios in 2009. On a pro-forma basis, the Company’s efficiency ratios would have been 64.1% and 65.8% for the three months and six months ended June 30, 2009 excluding the special assessment.

Income Taxes

The Company’s effective tax rate was 24.3% and 20.5% for the three months and six months ended June 30, 2009, compared with 25.1% and 25.3% in the year-ago periods.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

General

Total assets increased $75.3 million or 5.5% in the first six months of 2009 and were $1.4 billion at June 30, 2009.

Securities available-for-sale increased $70.3 million or 23.5%, and total loans and leases, net of unearned income and deferred costs, increased $26.0 million or 2.9% in the second quarter of 2009.

Securities

The Company’s investment securities portfolio totaled $369.5 million at June 30, 2009, compared with $299.1 million at December 31, 2008. The Company’s portfolio is comprised entirely of investment grade securities, most of which are rated “AAA” by one or more of the nationally recognized rating agencies. The breakdown of our securities portfolio at June 30, 2009 is 74% guaranteed mortgage-backed securities, 23% municipal securities and 2% obligations of U.S. Government sponsored corporations. Mortgage-backed securities, which totaled $274.8 million at June 30, 2009, are comprised of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the full faith and credit of the federal government. The Company does not invest in any securities backed by sub-prime, Alt-A or other high-risk mortgages. The Company also does not hold any preferred stock, corporate debt or trust preferred securities in its investment portfolio.

The Company had net unrealized gains of approximately $5.4 million in its securities portfolio at June 30, 2009, compared with net unrealized gains of $4.7 million at December 31, 2008.

Loans and Leases

Total loans and leases, net of unearned income and deferred costs, increased $26.0 million or 2.9% to $936.8 million in the second quarter of 2009.

Residential mortgages increased $7.4 million or 2.2% during the second quarter, and reached $346.7 million at June 30, 2009. Residential mortgage origination volume increased $18.2 million or 59.2% in the second quarter compared with the year-ago quarter, and is on a pace to exceed our full year 2008 record originations of $103.2 million. Through the first half of 2009, Alliance has originated $96.2 million in residential mortgages in Central New York. Alliance has increased its market share of the residential mortgage market due largely to its focused expansion of and investment in the Company’s mortgage origination business in Central New York. The Company continues to originate only conventional residential mortgages in its local markets, and does not originate sub-prime, Alt-A, negative amortizing or other higher risk residential mortgages.

The rate of growth in the Company’s mortgage portfolio is expected to slow in coming quarters as the Company began to sell more fixed-rate mortgages to the secondary market in the second quarter of 2009.

Commercial loans and mortgages increased $1.6 million in the second quarter and totaled $216.9 million at June 30, 2009. Originations of commercial loans (excluding lines of credit) in the second quarter totaled $10.8 million, compared with $17.0 million in the first quarter of 2009 and $10.2 million in the year-ago quarter. Through the first half of 2009, commercial loan originations are up approximately 31.1% over the first half of 2008. Alliance has experienced an increase in commercial loan opportunities and has been successful in developing relationships with new credit-worthy businesses in our markets which are seeking the stability of a relationship with a financially strong and locally-based bank.

Leases (net of unearned income) decreased $10.2 million or 10.7% in the second quarter of 2009 as a result of the Company’s previously announced decision to cease new lease originations. The remaining balance of the lease portfolio of $85.3 million is expected to continue to run-off at the rate of approximately $9.0 million per quarter over the next year.

Indirect auto loan balances were $192.0 million as of June 30, 2009. The Company originated $32.3 million of indirect auto loans in the second quarter, compared with $21.7 million in the first quarter of 2009 and $31.6 million in the year-ago quarter. Alliance originates auto loans through a network of reputable, well established automobile dealers located in Central and Western New York. Applications received through the Company’s indirect lending program are subject to the same comprehensive underwriting criteria and procedures as employed in its direct lending programs.

The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated, dollars in thousands:

	June 30, 2009	Percent	December 31, 2008	Percent
Residential real estate loans	$346,671	37.2%	$314,039	34.6%
Commercial loans	216,915	23.3%	214,315	23.6%
Leases (net of unearned income)	85,339	9.1%	104,655	11.6%
Indirect loans	192,044	20.6%	182,807	20.2%
Other consumer loans	91,716	9.8%	90,906	10.0%

	$932,685	100.0%	$906,722	100.0%

Net deferred loan costs	4,102		4,033

Total loans and leases	936,787		910,755
Allowance for credit losses	(9,859)		(9,161)

Net loans and leases	$926,928		$901,594

Deposits

Total deposits were $1.1 billion at June 30, 2009, which was an increase of $151.2 million or 16.1% compared with December 31, 2008. Approximately 67% of the deposit increase, or $101 million, resulted from growth across all of our retail, commercial and municipal business lines. This growth was due largely to retail and commercial business development efforts focusing on these lower cost transaction accounts and to a greater awareness of the Alliance brand in our markets. The Company’s deposit mix continued to be weighted heavily in lower cost demand, savings and money market accounts (transaction accounts), which comprised 60.2% of total deposits at the end of the second quarter, compared with 62.1% at December 31, 2008 and 58.8% at June 30, 2008. The rest of the increase in deposits resulted from the acquisition of wholesale time deposits to fund investment portfolio growth.

The following table sets forth the composition of the Bank’s deposits by business line at the dates indicated, dollars in thousands:

	June 30, 2009					December 31, 2008
	Retail	Commercial	Municipal	Total	Percent	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$37,487	$110,567	$4,774	$152,828	14.0%	$35,685	$101,423	$3,737	$140,845	15.0%
Interest checking	87,768	14,470	19,149	121,387	11.2%	82,096	11,134	13,062	106,292	11.3%

Total checking	125,255	125,037	23,923	274,215	25.2%	117,781	112,557	16,799	247,137	26.3%

Savings	82,606	8,433	2,633	93,672	8.6%	76,811	8,049	3,382	88,242	9.4%
Money market	81,223	70,002	136,394	287,619	26.4%	74,597	45,471	127,324	247,392	26.4%
Time deposits	338,311	22,821	72,413	433,545	39.8%	296,381	20,189	38,541	355,111	37.9%

Total deposits	$627,395	$226,293	$235,363	$1,089,051	100.0%	$565,570	$186,266	$186,046	$937,882	100.0%

Liquidity

The Company’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, to take advantage of market interest rate opportunities, and to pay dividends to the company. Funding loan and lease requests, providing for liability outflows, and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee (“ALCO”) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of June 30, 2009, liquidity as measured by the Bank is in compliance with and exceeds its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the six months ended June 30, 2009, cash and cash equivalents decreased by $20.3 million, as net cash provided by operating and financing activities of $77.5 million was more than offset by net cash used in investing activities of $97.8 million. Net cash used in investing activities primarily resulted from a net increase loans of $29.0 million and securities purchases exceeding maturities, sales and principal repayments by $69.2 million. The net cash provided by financing activities principally reflects a $151.2 million net increase in deposits, partly reduced by a net decrease in borrowings of $51.4 million and cash dividends of $2.9 million in the six months ended June 30, 2009. Net cash from operating activities was primarily provided by net income in the amount of $5.0 million.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of June 30, 2009, the Bank’s credit limit with the FHLB was $303.6 million. The total of the Bank’s outstanding borrowings from the FHLB on that date was $160.2 million.

The Company had a $126.2 million line of credit at June 30, 2009 with the Federal Reserve Bank of New York through its Discount Window. The Company has pledged indirect loans and securities totaling $191.2 million and $5.4 million, respectively, at June 30, 2009. The Company did not draw any funds on this line of credit in 2009. At June 30, 2009, the Company also had available $76.5 million of lines of credit with other financial institutions, none of which was in use at June 30, 2009.

Capital Resources

On May 13, 2009, the Company redeemed all 26,918 shares of its Fixed Rate Cumulative Perpetual Preferred Stock (“Preferred Stock”) it sold to the U.S. Department of the Treasury (“Treasury Department”) on December 19, 2008 in connection with the Treasury Department’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program. The Company paid $27.2 million to the Treasury Department to redeem the Preferred Stock, which included the original investment amount of $26.9 million plus accrued dividends of approximately $329,000. The Company and Bank received unconditional approvals from their respective regulators and from the Treasury Department to redeem the Preferred Stock. As a result of the redemption, the Company recorded a reduction in undivided profits of approximately $551,000 in the second quarter of 2009 associated with accelerated discount accretion related to the difference between the amount at which the Preferred Stock sale was initially recorded and the redemption price. The Preferred Stock dividend and the acceleration of the accretion reduced the second quarter’s net income available to common shareholders and earnings per common share by $726,000 and $0.16, respectively. On June 17, 2009, the Company repurchased the warrant (“Warrant”) to purchase 173,069 shares of its common stock issued to the Treasury Department as part of the CPP for $900,000. The repurchase of the Warrant was recorded as a reduction to shareholders’ equity, and had no affect on the Company’s net income and earnings per share.

Shareholders’ equity was $120.0 million at June 30, 2009, compared with $144.5 million at December 31, 2008. The redemption of the Preferred Stock and repurchase of the Warrant reduced shareholders’ equity by $28.1 million in the second quarter. Net income for the quarter increased shareholders’ equity by $2.0 million and was partially offset by common stock dividends declared of $1.2 million or $0.26 per common share.

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of the Bank, that supports growth and expansion activities while at the same time exceeding regulatory standards. Capital adequacy in the banking industry is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. At June 30, 2009, the Company exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized institution.” A more comprehensive analysis of regulatory capital requirements, including ratios for the Company, is included in Note 8 of the consolidated financial statements.

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

Other Information

The long-standing Oneida Indian litigation, in which the Oneida Indian nation seeks possession of land in Madison and Oneida Counties, is described in Item 3 of the Company’s Form 10-K for the fiscal year ended December 31, 2008. Management continues to believe that this matter will be resolved without adversely affecting the Company.

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

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations.” Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R also includes a substantial number of new disclosure requirements. The Company is required to apply Statement 141R to any business acquisitions completed on or after January 1, 2009.

In April 2009, the FASB issued FSP 115-2 & 124-2 Recognition and Presentation of Other-Than Temporary Impairments. The FSP eliminates the requirement for the issuer to evaluate whether it has the intent and ability to hold an impaired investment until maturity. Conversely, the new FSP requires the issuer to recognize an OTTI in the event that the issuer intends to sell the impaired security or in the event that it is more likely than not that the issuer will sell the security prior to recovery. In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI. In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the FSP provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income. Conversely, in the event that the issuer intends to sell the security before the recovery of its cost basis or if it is more likely than not that the Company will have to sell the security before recovery of its cost basis, then the entire OTTI will be recognized in earnings. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for determining fair value based on observable transactions. The FSP provides that if evidence suggests that an observable transaction was not executed in an orderly way that little, if any, weight should be assigned to this indication of an Asset or Liability’s fair value. Conversely, if evidence suggests that the observable transaction was executed in an orderly way, the transaction price of the observable transaction may be appropriate to use in determining the fair value of the Asset/Liability in question, with appropriate weighting given to this indication based on facts and circumstances. Finally, if there is no way for the entity to determine whether the observable transaction was executed in an orderly way, relatively less weight should be ascribed to this indicator of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company adopted FSP 107-1 & APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. The FSP provides that publicly traded companies shall provide information concerning the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In periods after initial adoption this FSP requires comparative disclosures only for periods ending after initial adoption.

The Company adopted FASB Statement No. 165, Subsequent Events. Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, FASB issued Statement No. 166: Accounting for Transfers of Financial Assets—An Amendment of FASB Statement No. 140. Statement 166 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, FASB issued Statement No. 167: Amendments to FASB Interpretation No. 46(R). Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The following table sets forth the results of the Company’s net interest income simulation model as of June 30, 2009.

Change in Interest Rates (basis points)	Percent change in annual Net Interest Income
+200bp	(3.8)%
-100bp	0.7%

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

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2009, an evaluation was performed under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2009 were effective.

There has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A	Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2008 Form 10-K for the fiscal year ended December 31, 2008 (filed with the SEC on March 11, 2009). In addition, given the current market and industry conditions, the following risks and uncertainties should be considered.

Increases in FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums have increased substantially in 2009 already and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, to be collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for non-interest bearing transaction deposit accounts. Banks that participate in the TLG’s non-interest bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. These changes, along with the full utilization of our FDIC insurance assessment credit in early 2009, will cause the premiums and TLG assessments charged by the FDIC to increase. These actions could significantly increase our non-interest expense in 2009 and for the foreseeable future.

We cannot predict the effect on our operations of recent legislative and regulatory initiatives that were enacted in response to the ongoing financial crisis.

The U.S. federal, state and foreign governments have taken or are considering extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the global economy. To the extent adopted, many of these actions have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets. There is no assurance that these actions or other actions under consideration will ultimately be successful.

In the United States, the federal government has adopted the Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008), or the EESA, the American Recovery and Reinvestment Act of 2009 (enacted on February 17, 2009), or the ARRA. With authority granted under these laws, the Treasury Department has proposed a financial stability plan that is intended to provide for the government to invest additional capital into banks and otherwise facilitate bank capital formation; temporarily increase the limits on federal deposit insurance; and provide for various forms of economic stimulus, including to assist homeowners restructure and lower mortgage payments on qualifying loans.

In addition to the EESA and ARRA, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

President Obama recently announced a proposal to reform the U.S. financial system. Among other things, the plan would create a new consumer protection agency and authorize greater powers for the Federal Reserve Board.

There can be no assurance that the financial stability plan proposed by the Treasury Department and the President’s proposals, or any other legislative or regulatory initiatives enacted or adopted in response to the ongoing economic crisis, will be effective at dealing with the ongoing economic crisis and improving economic conditions globally, nationally or in our markets or that the measures adopted will not have adverse consequences.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 10, 2009 (the “Meeting”).

At the Meeting, each of the following persons was elected as a Class II Director whose term will expire at the 2012 Annual Meeting of Shareholders. A summary of voting is presented below.

	For	Withheld	Non-votes

Donald H. Dew	3,585,772	56,614	943,274

Charles E. Shafer	3,580,875	61,511	943,274

Charles H. Spaulding	3,596,625	45,761	943,274

Deborah F. Stanley	3,595,414	46,972	943,274

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-62623) filed with the Commission on August 31, 1998

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated herein by reference to exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 13, 2009)

3.3	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008)

3.4	Amended and Restated Bylaws of the Company (incorporated herein by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 3, 2004)

3.5	Amended and Restated Bylaws of the Company (incorporated herein by reference to exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 27, 2007)

4.1	Rights Agreement dated October 19, 2001 between Alliance Financial Corporation and American Stock Transfer & Trust Company, including the Certificate of Amendment to the company’s Certificate of Incorporation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference to exhibit 4.1 to the Company’s Form 8-A12G filed with the Commission on October 25, 2001)

4.2	Warrant to Purchase Common Stock, dated December 19, 2008 (incorporated herein by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008)

4.3	Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement-Standard Terms attached thereto, by and between the Company and the United States Department of the Treasury (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008)

10.1	Alliance Financial Corporation Director Retirement Plan dated March 11, 2008 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-15366) filed with the Commission on March 14, 2008)

10.2	Alliance Bank Executive Incentive Retirement Plan dated March 11, 2008 (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-15366) filed with the Commission on March 14, 2008)

10.3	Alliance Financial Corporation Stock-Based Deferral Plan dated March 11, 2008 (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-15366) filed with the Commission on March 14, 2008)

31.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of J. Daniel Mohr, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of J. Daniel Mohr, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE FINANCIAL CORPORATION

DATE: August 7, 2009	/s/ Jack H. Webb
Jack H. Webb, Chairman of the Board, President and Chief Executive Officer

DATE: August 7, 2009	/s/ J. Daniel Mohr
J. Daniel Mohr, Treasurer and Chief Financial Officer