Form 10-Q
period 2009-09-30
ALLIANCE FINANCIAL CORP /NY/
filed 2009-10-30
CIK 796317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, on October 29, 2009 was 4,624,635 shares.

Alliance Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$24,820	$48,090
Securities available-for-sale	396,730	299,149
Federal Home Loan Bank of New York (“FLHB”) and Federal Reserve Bank (“FRB”) stock	11,821	11,844
Loans held-for-sale	1,365	875
Loans and leases, net of unearned income and deferred costs	927,732	910,755
Allowance for credit losses	10,006	9,161

Net loans and leases	917,726	901,594

Premises and equipment, net	20,388	21,202
Accrued interest receivable	4,988	4,218
Bank-owned life insurance	25,693	24,940
Goodwill	32,073	32,073
Intangible assets, net	10,365	11,528
Other assets	10,307	11,845

Total assets	$1,456,276	$1,367,358

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing deposits	$151,998	$140,845
Interest-bearing deposits	932,913	797,037

Total deposits	1,084,911	937,882
Borrowings	201,240	238,972
Accrued interest payable	1,177	3,037
Other liabilities	18,404	17,212
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	25,774

Total liabilities	1,331,506	1,222,877

Shareholders’ equity
Preferred stock – par value $1.00 a share; 900,000 shares authorized, $1,000 liquidation value, none issued and outstanding in 2009; 26,918 shares issued and outstanding in 2008	—	26,331
Preferred stock – par value $1.00 a share; 100,000 shares authorized, Series A, junior preferred stock, none issued and outstanding	—	—
Common stock (par value $1.00) 10,000,000 shares authorized, 4,937,311 and 4,901,222 shares issued; and 4,614,999 and 4,578,910 shares outstanding, respectively	4,937	4,901
Surplus	42,865	41,922
Undivided profits	83,988	81,110
Accumulated other comprehensive income	4,051	971
Directors’ stock-based deferred compensation plan (100,462 and 85,510 shares, respectively)	(2,415)	(2,098)
Treasury stock - common, at cost (322,312 shares)	(8,656)	(8,656)

Total shareholders’ equity	124,770	144,481

Total liabilities & shareholders’ equity	$1,456,276	$1,367,358

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans and leases	$12,417	$13,585	$37,605	$41,421
Federal funds sold and interest bearing deposits	1	10	15	99
Securities	3,711	3,139	10,273	9,745

Total interest income	16,129	16,734	47,893	51,265

Interest expense:
Deposits:
Savings accounts	105	124	339	361
Money market accounts	766	1,099	2,573	3,615
Time accounts	2,347	3,480	7,523	12,030
NOW accounts	120	177	404	564

Total deposits	3,338	4,880	10,839	16,570
Borrowings:
Repurchase agreements	211	252	691	752
FHLB advances	1,171	1,698	3,819	5,024
Junior subordinated obligations issued to unconsolidated subsidiary trusts	179	325	647	1,066

Total interest expense	4,899	7,155	15,996	23,412

Net interest income	11,230	9,579	31,897	27,853
Provision for credit losses	1,125	849	4,675	3,526

Net interest income after provision for credit losses	10,105	8,730	27,222	24,327

Non-interest income:
Investment management income	1,743	2,179	5,289	6,717
Service charges on deposit accounts	1,297	1,379	3,758	3,869
Card-related fees	566	533	1,654	1,578
Insurance agency income	338	384	1,027	1,204
Income from bank-owned life insurance	255	243	753	606
Gain on the sale of loans	230	55	505	217
Gain on sale of securities available-for-sale	—	—	1,015	137
Other non-interest income	333	361	887	1,278

Total non-interest income	4,762	5,134	14,888	15,606

Non-interest expense:
Salaries and employee benefits	5,307	5,108	14,728	15,025
Occupancy and equipment expense	1,728	1,751	5,279	5,148
Communication expense	207	200	594	602
Office supplies and postage expense	359	310	971	861
Marketing expense	228	278	727	847
Amortization of intangible assets	388	444	1,163	1,267
Professional fees	734	602	2,165	1,964
FDIC insurance premium	434	50	1,820	104
Other non-interest expense	1,515	1,156	4,419	3,505

Total non-interest expense	10,900	9,899	31,866	29,323

Income before income tax expense	3,967	3,965	10,244	10,610
Income tax expense	1,009	955	2,293	2,637

Net income	$2,958	$3,010	$7,951	$7,973
Dividend and accretion of discount on preferred stock	—	—	(1,084)	—

Net income available to common shareholders	$2,958	$3,010	$6,867	$7,973

Net income per common share:
Basic earnings per common share	$0.64	$0.65	$1.50	$1.71
Diluted earnings per common share	$0.64	$0.65	$1.49	$1.69
Cash dividends declared per share	$0.28	$0.26	$0.80	$0.74

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Issued and Outstanding Common Shares	Preferred Stock	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock Common	Directors’ Deferred Stock	Total
Balance at December 31, 2007	4,710,885	$—	$4,889	$38,847	$75,844	$1,205	$(5,225)	$—	$115,560
Comprehensive income:
Net income	—	—	—	—	7,973	—	—	—	7,973
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	—	(1,331)	—	—	(1,331)
Change in accumulated unrealized losses and prior service costs for retirement plans	—	—	—	—	—	(4)	—	—	(4)
Total comprehensive income	—	—	—	—	7,973	(1,335)	—	—	6,638
Cumulative effect of change in pension measurement date	—	—	—	—	27	—	—	—	27
Cumulative effect of change in accounting for adoption of EITF06-4	—	—	—	—	(462)	—	—	—	(462)
Issuance of restricted stock	15,500	—	16	(16)	—	—	—	—	—
Forfeiture of restricted stock	(125)	—	—	(2)	—	—	—	—	(2)
Amortization of restricted stock	—	—	—	280	—	—	—	—	280
Tax benefit of restricted stock plan	—	—	—	26	—	—	—	—	26
Tax benefit of stock-based compensation	—	—	—	2	—	—	—	—	2
Cash dividend $0.74 per share	—	—	—	—	(3,436)	—	—	—	(3,436)
Treasury stock purchased	(143,900)	—	—	—	—	—	(3,431)	—	(3,431)
Directors’ deferred stock plan purchase	—	—	—	2,041	—	—	—	(2,041)	—
Balance at September 30, 2008	4,582,360	$—	$4,905	$41,178	$79,946	$(130)	$(8,656)	$(2,041)	$115,202

Balance at December 31, 2008	4,578,910	$26,331	$4,901	$41,922	$81,110	$971	$(8,656)	$(2,098)	$144,481
Comprehensive income:
Net income	—	—	—	—	7,951	—	—	—	7,951
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	—	3,067	—	—	3,067
Change in accumulated unrealized losses and prior service costs for retirement plans	—	—	—	—	—	13	—	—	13
Total comprehensive income	—	—	—	—	7,951	3,080	—	—	11,031
Redemption of preferred stock	—	(26,918)	—	—	—	—	—	—	(26,918)
Accretion of preferred stock discount	—	587	—	—	(587)	—	—	—	—
Issuance of restricted stock	11,850	—	12	(12)	—	—	—	—	—
Forfeiture of restricted stock	(16,450)	—	(16)	(49)	—	—	—	—	(65)
Amortization of restricted stock	—	—	—	286	—	—	—	—	286
Stock options exercised	40,689	—	40	966	—	—	—	—	1,006
Tax benefit of stock-based compensation	—	—	—	28	—	—	—	—	28
Cash dividend $0.80 per common share	—	—	—	—	(3,682)	—	—	—	(3,682)
Preferred stock dividend	—	—	—	—	(497)	—	—	—	(497)
Repurchase of warrant	—	—	—	(593)	(307)	—	—	—	(900)
Directors’ deferred stock plan purchase	—	—	—	317	—	—	—	(317)	—
Balance at September 30, 2009	4,614,999	$—	$4,937	$42,865	$83,988	$4,051	$(8,656)	$(2,415)	$124,770

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flow (Unaudited)

(In thousands)

	Nine months ended September 30,
	2009	2008
Operating Activities:
Net Income	$7,951	$7,973

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,675	3,526
Depreciation expense	1,807	1,892
Increase in surrender value of life insurance	(753)	(606)
Deferred income tax benefit	306	704
Amortization of investment security discounts and premiums, net	1,002	185
Net gain on sale of securities available-for-sale	(1,015)	(137)
Net (gain) loss on sale of premises and equipment	(16)	2
Proceeds from the sale of loans and leases held-for-sale	26,658	23,514
Origination of loans held-for-sale	(26,928)	(9,606)
Gain on sale of loans held-for-sale	(505)	(217)
Write-down of leases transferred to held-for-sale	—	160
Impairment loss on long-lived asset	105	—
Gain on sale of assets held-for-sale	—	(99)
Loss (gain) on foreclosed real estate	15	(30)
Amortization of capitalized servicing rights	247	207
Amortization of intangible assets	1,163	1,267
Restricted stock expense, net	221	280
Change in other assets and liabilities	(1,910)	1

Net cash provided by operating activities	13,023	29,016

Investing Activities:
Proceeds from maturities, redemptions, calls and principal repayments of investment securities available-for-sale	116,664	71,731
Proceeds from sales of investment securities available-for-sale	33,926	6,299
Purchase of investment securities available-for-sale	(243,156)	(97,739)
Purchase of FHLB and FRB stock	(18,315)	(16,696)
Redemption of FHLB stock	18,338	14,130
Net increase in loans and leases	(20,941)	(34,969)
Purchases of premises and equipment	(1,113)	(1,062)
Proceeds from the sale of premises and equipment	31	25
Proceeds from disposition of foreclosed assets	196	395
Proceeds from assets held-for-sale	—	176
Purchase of bank-owned life insurance	—	(7,000)

Net cash used in investing activities	(114,370)	(64,710)

Financing Activities:
Net increase in demand deposits, NOW and savings accounts	111,949	51,242
Net increase (decrease) in time deposits	35,080	(51,063)
Net (decrease) increase in short-term borrowings	(17,732)	7,204
Proceeds from long-term borrowings	35,000	50,000
Payments on long-term borrowings	(55,000)	(15,000)
Treasury stock purchased	—	(3,431)
Proceeds from exercise of stock options	1,006	—
Tax benefit of stock-based compensation	28	26
Purchase of shares for directors’ deferred stock-based plan	(317)	(2,041)
Redemption of preferred stock	(26,918)	—
Repurchase of warrant	(900)	—
Cash dividends paid to common shareholders	(3,581)	(3,366)
Cash dividends paid to preferred shareholders	(538)	—

Net cash provided by financing activities	78,077	33,571

Net decrease in cash and cash equivalents	(23,270)	(2,123)
Cash and cash equivalents at beginning of period	48,090	30,704

Cash and cash equivalents at end of period	$24,820	$28,581

Supplemental Disclosures of Cash Flow Information:
Interest received during the period	$47,123	$50,692
Interest paid during the period	17,856	24,471
Income taxes paid during the period	2,384	921
Non-cash investing activities:
Change in unrealized gain/loss on available-for-sale securities	5,002	(2,126)
Transfer of leases to held-for-sale	—	10,819
Transfer of loans to other real estate and repossessed assets	134	576
Non-cash financing activities:
Common dividend declared and unpaid	1,292	1,205

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

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the nine months ended September 30, 2009 and 2008.

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

Directors Stock-Based Deferral Plan

In accordance with Accounting Standards Codification (“ASC”) Topic 710-10-05-08, “Deferred Compensation-Rabbi Trusts,” the stock held in the trust is classified in equity similar to the manner in which treasury stock is classified.

Subsequent Events

Management has evaluated events occurring subsequent to the balance sheet date through October 30, 2009 (the financial statement issuance date), determining no events require adjustment to or additional disclosure in the consolidated financial statements.

New Accounting Pronouncements

The Company adopted ASC Topic 260-10-45-59A through 61A (“ASC 260-10-45”), “Participating Securities and the Two Class Method”. ASC 206-10-45 requires the use of the two-class method for computing earnings per share when

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

stock compensation awards with non-forfeitable dividend rights are present. Prior earnings per share amounts have been retrospectively adjusted to conform to the provisions of ASC 206-10-45. See Note 5 to the Company’s consolidated financial statements for disclosure of the earnings per share calculation in accordance with ASC 206-10-45.

The FASB issued ASC Topic 820-10-15 “Fair Value Measures and Disclosures - Scope,” and ASC Topic 820-10-65-1 “Fair Value Measurements and Disclosures – Transition Related to FAS 157-2”. ASC Topic 820-10-15 excludes certain leasing transactions accounted for under ASC Topic 840 from the scope of ASC Topic 820. ASC Topic 820-10-65-1 defers the effective date in ASC Topic 820 for one year (January 1, 2009 for the Company) for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The impact on the Company’s current practice of measuring fair value for these assets did not have a material effect on the financial statements.

In April 2009, the FASB issued ASC Topic 320-10-65, “Transition Related to FSP 115-2 & 124-2 Recognition and Presentation of Other-Than Temporary Impairments.” The ASC eliminates the requirement for the issuer to evaluate whether it has the intent and ability to hold an impaired investment until maturity. Conversely, the new ASC requires the issuer to recognize an OTTI in the event that the issuer intends to sell the impaired security or in the event that it is more likely than not that the issuer will sell the security prior to recovery. In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI. In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the ASC provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income. Conversely, in the event that the issuer intends to sell the security before the recovery of its cost basis or if it is more likely than not that the Company will have to sell the security before recovery of its cost basis, then the entire OTTI will be recognized in earnings. The ASC is effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued ASC Topic 820-10-35-51, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The ASC provides additional guidance for determining fair value based on observable transactions. The ASC provides that if evidence suggests that an observable transaction was not executed in an orderly way that little, if any, weight should be assigned to this indication of an asset or liability’s fair value. Conversely, if evidence suggests that the observable transaction was executed in an orderly way, the transaction price of the observable transaction may be appropriate to use in determining the fair value of the asset/liability in question, with appropriate weighting given to this indication based on facts and circumstances. Finally, if there is no way for the entity to determine whether the observable transaction was executed in an orderly way, relatively less weight should be ascribed to this indicator of fair value. The ASC is effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company adopted ASC Topic 825-10-50 “Fair Value Measurements and Disclosures” relating to interim periods. The ASC provides that publicly traded companies shall provide information concerning the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In periods after initial adoption this ASC requires comparative disclosures only for periods ending after initial adoption.

The Company adopted ASC Topic 855, “Subsequent Events”. ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the ASC sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, FASB issued Statement No. 166: Accounting for Transfers of Financial Assets - An Amendment of FASB Statement No. 140. Statement 166 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

financial assets, and requires additional disclosures. Statement 166 will be effective January 1, 2010, and the Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, FASB issued Statement No. 167: Amendments to FASB Interpretation No. 46(R). Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement 167 will be effective January 1, 2010, and the Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	Securities

The amortized cost and estimated fair value of securities for the dates indicated (in thousands):

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Treasury obligations	$100	$—	$—	$100
Obligations of U.S. government-sponsored corporations	6,189	320	—	6,509
Obligations of states and political subdivisions	82,762	3,373	4	86,131
Mortgage-backed securities - residential	295,025	5,946	143	300,828

Total debt securities	384,076	9,639	147	393,568
Stock Investments:
Equity securities	1,958	199	6	2,151
Mutual Funds	1,000	26	15	1,011

Total stock investments	2,958	225	21	3,162

Total available-for-sale	$387,034	$9,864	$168	$396,730

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Treasury obligations	$101	$1	$—	$102
Obligations of U.S. government-sponsored corporations	34,489	654	—	35,143
Obligations of states and political subdivisions	89,154	2,148	269	91,033
Mortgage-backed securities - residential	167,753	2,521	314	169,960

Total debt securities	291,497	5,324	583	296,238
Stock Investments:
Equity securities	1,958	—	35	1,923
Mutual funds	1,000	14	26	988

Total stock investments	2,958	14	61	2,911

Total available-for-sale	$294,455	$5,338	$644	$299,149

As of September 30, 2009 and December 31, 2008, mortgage-backed securities were comprised of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, which in turn, are supported by the full faith and credit of the United States government.

For the periods ending September 30, 2009 and December 31, 2008, securities with a carrying value of $368.1 million and $293.1 million, respectively, were pledged as collateral for certain deposits and other purposes as required or permitted by law.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company recognized gross gains on sales of securities of $1.0 million and $137,000 for the nine months ended September 30, 2009 and 2008, respectively. The tax provision related to these net realized gains was $394,000 and $53,000, respectively.

The carrying value and estimated fair value of debt securities at September 30, 2009, by contractual maturity, are shown below (in thousands). The maturities of mortgage-backed securities are based on average life of the security. All other expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$97,140	$98,990
Due after one year through five years	180,880	185,958
Due after five years through ten years	70,464	72,438
Due after ten years	35,592	36,182

Total debt securities	$384,076	$393,568

The following table shows the securities with unrealized losses for the periods indicated, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (in thousands):

	September 30, 2009
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$—	$—	$203	$4	$203	$4
Mortgage-backed securities - residential	15,947	64	1,761	79	17,708	143

Subtotal, debt securities	15,947	64	1,964	83	17,911	147
Equity securities	—	—	17	6	17	6
Mutual funds	—	—	485	15	485	15

Total temporarily impaired securities	$15,947	$64	$2,466	$104	$18,413	$168

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored corporations	$8,342	$269	$—	$—	$8,342	$269
Mortgage-backed securities - residential	22,804	164	5,636	150	28,440	314

Subtotal debt securities	31,146	433	5,636	150	36,782	583
Equity securities	1,923	35	—	—	1,923	35
Mutual funds	—	—	474	26	474	26

Total temporarily impaired securities	$33,069	$468	$6,110	$176	$39,179	$644

Management does not believe any individual unrealized loss as of September 30, 2009 represents an other-than-temporary impairment. A total of 17 available-for-sale securities were in a continuous unrealized loss position for less than 12 months and 5 securities for 12 months or longer. The unrealized losses relate primarily to securities issued by FNMA, GNMA, FHLMC, the State of New York and various political subdivisions within the State of New York. The Company does not intend to sell these securities and does not believe it will be required to sell them prior to recovery of the amortized cost.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

3.	Loans and Leases

Major classifications of loans and leases at the dates indicated (in thousands):

	September 30, 2009	December 31, 2008
Residential real estate	$353,721	$314,039
Commercial loans	206,472	214,315
Leases	85,197	117,691
Indirect auto loans	194,267	182,807
Other consumer loans	92,953	90,906

	932,610	919,758

Less: Unearned income	(9,080)	(13,036)
Net deferred loan costs	4,202	4,033

Total loans and leases	927,732	910,755
Allowance for credit losses	(10,006)	(9,161)

Net loans and leases	$917,726	$901,594

Nonperforming loans and leases at the dates indicated are as follows (in thousands):

	September 30, 2009	December 31, 2008
Loans and leases 90 days past due and still accruing	$127	$126
Non-accrual loans and leases	10,084	4,352

Total nonperforming loans and leases	$10,211	$4,478

As of September 30, 2009 and December 31, 2008, impaired loans and leases totaled approximately $4.6 million and $1.4 million, respectively. The related allowance for credit losses specifically allocated to impaired loans at September 30, 2009 and December 31, 2008 was $961,000 and $193,000, respectively.

The following table summarizes changes in the allowance for credit losses arising from loans and leases charged off, recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)
Allowance for credit losses, beginning of period	$9,859	$8,651	$9,161	$8,426

Loans and leases charged-off	(1,292)	(805)	(4,991)	(3,762)
Recoveries of loans and leases previously charged-off	314	180	1,161	685

Net loans and leases charged-off	(978)	(625)	(3,830)	(3,077)

Provision for credit losses	1,125	849	4,675	3,526

Allowance for credit losses, end of period	$10,006	$8,875	$10,006	$8,875

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

4.	Deposits

Deposits consisted of the following at the periods indicated (in thousands):

	September 30, 2009	December 31, 2008
Non-interest-bearing checking	$151,998	$140,845
Interest-bearing checking	119,048	106,292
Savings accounts	93,329	88,242
Money market accounts	330,345	247,392
Time deposits	390,191	355,111

Total deposits	$1,084,911	$937,882

5.	Earnings Per Share

The Company has granted stock compensation awards with non-forfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards and warrants, but excludes awards considered participating securities.

Basic and diluted net income per common share calculations are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share amounts)
Distributed earnings allocated to common shareholders	$1,270	$1,168	$3,627	$3,325
Undistributed earnings allocated to common shareholders	1,633	1,783	3,111	4,491

Net earnings allocated to common shareholders	$2,903	$2,951	$6,738	$7,816

Weighted average common shares outstanding, including shares considered participating securities	4,610,603	4,634,907	4,595,658	4,647,813
Less: average participating securities	(89,272)	(89,550)	(92,360)	(88,019)

Weighted average shares	4,521,331	4,545,357	4,503,298	4,559,794

Net income per common share – basic	$0 .64	$0.65	$1.50	$1.71

Diluted:
Net earnings allocated to common shareholders	$2,903	$2,951	$6,738	$7,816

Weighted average common shares outstanding for basic earnings per common share	4,521,331	4,545,357	4,503,298	4,559,794
Incremental shares from assumed conversion of stock options and warrants	41,837	19,547	20,759	52,094

Average common shares outstanding – diluted	4,563,168	4,564,904	4,524,057	4,611,888

Net income per common share – diluted	$0.64	$0.65	$1.49	$1.69

Dividends of $23,000 for each of the quarters ending September 30, 2009 and 2008 were paid on unvested shares with non-forfeitable dividend rights. Dividends of $71,000 and $65,000 for the nine months ended September 30, 2009 and 2008, respectively, were paid on unvested shares with non-forfeitable dividend rights. For the three months ended September 30, 2009 and 2008, 1,000 and 122,373 of anti-dilutive stock options were excluded from the diluted weighted average common share calculations. For the nine months ended September 30, 2009 and 2008, 104,066 and 67,561, respectively, of anti-dilutive stock options and warrants were excluded from the diluted weighted average common share calculations.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

6.	Other Comprehensive Income

The components of accumulated other comprehensive income (loss), net of tax, for the periods indicated were as follows (in thousands):

	For three months ending September 30,
	2009			2008
	Pre-tax amount	Tax expense (benefit)	Net-of-tax amount	Pre-tax amount	Tax expense (benefit)	Net-of-tax amount
Securities available-for-sale:
Net unrealized gains (losses) arising during the period	$4,336	$1,677	$2,659	$(1,174)	$(427)	$(747)
Retirement plan liabilities	8	3	5	(5)	(2)	(3)

Other comprehensive income (loss)	4,344	1,680	2,664	(1,179)	(429)	(750)

Net income			2,958			3,010

Comprehensive income			$5,622			$2,260

	For nine months ending September 30,
	2009			2008
	Pre-tax amount	Tax expense (benefit)	Net-of-tax amount	Pre-tax amount	Tax expense (benefit)	Net-of-tax amount
Securities available-for-sale:
Net unrealized gains (losses) arising during the period	$6,017	$2,329	$3,688	$(1,989)	$(742)	$(1,247)
Reclassification adjustment for (gains) losses included in net income	1,015	394	621	137	53	84

	5,002	1,935	3,067	(2,126)	(795)	(1,331)
Retirement plan liabilities	21	8	13	(7)	(3)	(4)

Other comprehensive income (loss)	5,023	1,943	3,080	(2,133)	(798)	(1,335)

Net income			7,951			7,973

Comprehensive income			$11,031			$6,638

7.	Employee and Director Benefit Plans

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

Post-retirement medical and life insurance benefits (“Post-retirement Plan) are available to certain retirees and their spouses, if applicable.

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

The components of all of the plans’ net periodic costs (benefit) for the three months ended September 30, 2009 and 2008 are as follows (in thousands):

	Pension Plan		Post-retirement Plan		SRP Plan		Directors Retirement Plan
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$—	$—	$—	$—	$20	$15	$14	$14
Interest cost	70	64	57	60	48	50	8	7
Expected return on assets	(71)	(108)	—	—	—	—	—	—
Amortization of unrecognized prior service cost	41	—	(9)	(11)	5	5	11	12

Net periodic pension cost (benefit)	$40	$(44)	$48	$49	$73	$70	$33	$33

The components of all of the plans’ net periodic costs (benefit) for the nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Pension Plan		Post-retirement Plan		SRP Plan		Directors Retirement Plan
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$—	$—	$—	$—	$60	$46	$43	$14
Interest cost	209	193	172	180	144	150	23	7
Expected return on assets	(212)	(325)	—	—	—	—	—	—
Amortization of unrecognized prior service cost	124	—	(27)	(33)	14	14	34	12

Net periodic pension cost (benefit)	$121	$(132)	$145	$147	$218	$210	$100	$33

8.	Fair Value Measurements

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2009 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
U.S. Treasury obligations	$100	$—	$100
Obligations of U.S. government-sponsored corporations	6,509	—	6,509
Obligations of states and political subdivisions	86,131	—	86,131
Mortgage-backed securities - residential	300,828	—	300,828

Total debt securities	393,568	—	393,568
Stock Investments:
Equity securities	2,151	17	2,134
Mutual Funds	1,011	1,011	—

Total stock investments	3,162	1,028	2,134

Total available-for-sale	$396,730	$1,028	$395,702

		Fair Value Measurements at December 31, 2008 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
U.S. Treasury obligations	$102	$—	$102
Obligations of U.S. government-sponsored corporations	35,143	—	35,143
Obligations of states and political subdivisions	91,033	—	91,033
Mortgage-backed securities - residential	169,960	—	169,960

Total debt securities	296,238	—	296,238
Stock Investments:
Equity securities	1,923	—	1,923
Mutual Funds	988	988	—

Total stock investments	2,911	988	1,923

Total available-for-sale	$299,149	$988	$298,161

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Loans subject to non-recurring fair value measurement using Level 3 inputs at September 30, 2009 had a gross carrying amount of $1.9 million with an associated valuation allowance of $961,000 for a fair value of $979,000. Impairment write-downs during 2009 resulted in $936,000 in charges to the allowance for credit losses.

The carrying amounts and estimated fair values of financial instruments, not previously presented, as of the dates indicated (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$24,820	$24,820	$21,172	$21,172
Fed funds sold	—	—	26,918	26,918
FHLB and FRB stock	11,821	N/A	11,844	N/A
Loans held for sale	1,365	1,365	875	875
Loans and leases, net of unearned income	927,732	957,114	910,755	930,920
Allowance for credit losses	(10,006)	—	(9,161)	—

Net loans and leases	917,726	957,114	901,594	930,920
Accrued interest receivable	4,988	4,988	4,218	4,218

Financial Liabilities:
Deposits	$1,084,911	$1,090,053	$937,882	$943,182
Borrowings	201,240	205,429	238,972	241,421
Junior subordinated obligations	25,774	9,311	25,774	14,131
Accrued interest payable	1,177	1,177	3,037	3,037

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Total risk-based capital
Company	$113,450	12.66%	$71,690	≥8.00%	N/A	N/A
Bank	106,307	11.97%	71,077	≥8.00%	88,847	≥10.00%
Tier 1 capital
Company	103,346	11.53%	35,845	≥4.00%	N/A	N/A
Bank	96,296	10.84%	35,539	≥4.00%	53,308	≥6.00%
Leverage
Company	103,346	7.42%	55,694	≥4.00%	N/A	N/A
Bank	96,296	6.95%	55,450	≥4.00%	69,313	≥5.00%

As of December 31, 2008
Total risk-based capital
Company	$133,962	15.08%	$71,047	≥8.00%	N/A	N/A
Bank	124,941	14.19%	70,415	≥8.00%	88,019	≥10.00%
Tier 1 capital
Company	124,801	14.05%	35,523	≥4.00%	N/A	N/A
Bank	115,780	13.15%	35,207	≥4.00%	52,811	≥6.00%
Leverage
Company	124,801	9.59%	52,064	≥4.00%	N/A	N/A
Bank	115,780	8.97%	51,657	≥4.00%	64,571	≥5.00%

The decrease in the Company’s and the Bank’s regulatory capital ratios in 2009 resulted from redemption of preferred stock issued under the U.S. Treasury’s Capital Purchase Program and the repurchase of the related warrant to purchase common stock.

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

In connection with the CPP, the Treasury Department was issued a warrant (“Warrant”) to purchase 173,069 shares of the Company’s common stock with an exercise price of $23.33 per share representing an aggregate market price of $4.0 million. On June 17, 2009, the Company repurchased the Warrant for $900,000. The repurchase of the Warrant was recorded as a reduction to shareholders’ equity and had no affect on the Company’s net income and earnings per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout this discussion, the term “the Company” or “Alliance” refers to the consolidated entity of Alliance Financial Corporation, its wholly-owned subsidiaries Ladd’s Agency, Inc. and Alliance Bank, N.A. (the “Bank”), and the Bank’s subsidiaries, Alliance Preferred Funding Corp. and Alliance Leasing, Inc. The Company is a New York corporation which was formed in November 1998 as a result of the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc.

The following discussion presents material changes in the Company’s results of operations and financial condition during the nine months ended September 30, 2009, which are not otherwise apparent from the consolidated financial statements included in this report.

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

Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2009 and 2008

General

Net income available to common shareholders for the quarter ended September 30, 2009 was $3.0 million, or $0.64 per diluted share, compared to $3.0 million, or $0.65 per diluted share in the year-ago quarter. The return on average assets and return on average common shareholders’ equity were 0.82% and 9.68%, respectively, for the quarter ended September 30, 2009 compared with 0.92% and 10.42%, respectively, for the third quarter of 2008.

Net income was $8.0 million for the nine months ended September 30, 2009 and 2008, respectively. Net income available to common shareholders for the nine months ended September 30, 2009 was $6.9 million or $1.49 per diluted share, compared with $8.0 million or $1.69 per diluted share in the year-ago period. Preferred dividends and accretion on the preferred stock discount associated with Alliance’s participation in and withdrawal from the U.S. Treasury’s Capital Purchase Program (“CPP”) were $1.1 million for the nine months ended September 30, 2009.

There was no preferred stock outstanding for the nine months ended September 30, 2008. The return on average assets and return on average common shareholders’ equity were 0.65% and 7.92%, respectively, for the nine months ended September 30, 2009 compared with 0.81% and 9.17%, respectively, for the same period in 2008.

The results for the third quarter and year-to-date reflect continued growth in net interest income, which offset higher credit costs and a decrease in investment management income compared to the year-ago periods. In addition to the impact of the Company’s CPP participation and withdrawal, third quarter and year-to-date earnings were impacted by a significant increase in the premiums assessed by the Federal Deposit Insurance Corporation (“FDIC”) to all FDIC-insured banks. FDIC insurance premium expense for the three and nine month periods in 2009 increased $384,000 and $1.7 million, respectively, compared with the same periods in 2008. A large portion of the FDIC’s insurance premium increase in 2009 was in the form of a special assessment charged to all FDIC-insured banks in the second quarter which totaled $676,000 before tax or $0.09 per diluted common share after tax.

Net Interest Income

Net interest income totaled $11.2 million in the third quarter, representing an increase of $1.7 million or 17.2% compared with the third quarter of 2008. The increase in net interest income was driven by a higher net interest margin combined with earning asset growth. Average earning assets increased $118.0 million in the third quarter compared with the year-ago quarter, due in large part to increases in the average balance of residential mortgages and the securities portfolio. On a linked-quarter basis, net interest income increased $608,000 or 5.7% as a result of a higher net interest margin and a $17.7 million increase in average earning assets.

The Company’s tax-equivalent net interest margin increased 19 basis points in the third quarter compared with the year-ago quarter, and was up 12 basis points compared to the second quarter of 2009. The net interest margin on a tax-equivalent basis was 3.62% in the third quarter of 2009, compared with 3.43% in the third quarter of 2008 and 3.50% in the second quarter of 2009. The increase in the net interest margin was the result of a decrease in the tax-equivalent earning asset yield of 73 basis points in the third quarter compared with the year-ago quarter, which was offset by a decrease in the cost of funds of 103 basis points over the same period. The Company’s yield on earning assets decreased one basis point in the third quarter of 2009 compared with the second quarter of 2009, which was more than offset by a decrease in its cost of funds of 16 basis points during the same period.

The overall net interest margin growth since the first quarter of 2008 is primarily the result of the Company’s ongoing active balance sheet management and deposit pricing strategies and the positive effects of those strategies in the interest rate environment of the past two years. Since September 2007, the Federal Reserve has reduced its target fed funds rate from 5.25% to between zero and 0.25%. Over this same time period, a drop in equity markets, economic recession and federal government monetary and economic stimulus efforts have contributed to a decline in the yields on U.S. Treasury securities. As a result of these factors, the yields on two-year, five-year and ten-year treasury securities dropped 320 basis points, 200 basis points and 120 basis points, respectively from August 31, 2007 to September 30, 2009. Yields on commercial loans and consumer loans were most affected by these conditions, with yields on these assets down 116 basis points and 188 basis points, respectively, in the third quarter of 2009 compared with the year-ago quarter. Other earning-asset classes have also experienced declines in yields, though not to the same magnitude. The commercial and consumer loan portfolios are more sensitive than the Company’s other interest-bearing assets to changes in market interest rates due to the variable rate characteristics of a segment of these portfolios and to the high levels of annual amortization in the portfolios as a result of their relatively shorter duration.

Average interest-earning assets increased $118.0 million or 10.0% in the third quarter compared with the year-ago period, due primarily to growth in investment securities and the residential mortgage portfolio which offset declines in the commercial loan and lease portfolios. Loans and leases comprised 71.2% of average interest-earning assets in the third quarter, compared with 76.1% in the third quarter of 2008.

The Company’s cost of funds declined throughout 2008 and into the third quarter of 2009 in all interest-bearing liability categories except savings accounts. The average cost of money market and time deposit accounts dropped 96 basis points and 142 basis points, respectively in the third quarter of 2009 compared with the year-ago quarter as a result of the lower rate environment and the Company’s actively managed deposit pricing strategies. The rate of decline in the Company’s cost of interest bearing liabilities in the third quarter of 2009 was less that that experienced in 2008 as our ability to further reduce already low offering rates has diminished. On a linked-quarter basis, the average cost of money market and time accounts decreased 12 basis points and 26 basis points, respectively, in the third quarter of 2009. Wholesale funding costs also dropped significantly, with the average cost of borrowings down 50 basis points in the third quarter compared with the year-ago quarter. At the same time the Company was lowering its borrowing costs due to the lower market rates over the past two years, it took the opportunity to lower its sensitivity to rising rates by extending the maturity on new or renewed borrowings.

The average cost of the Company’s junior subordinated obligations decreased 226 basis points in the third quarter of 2009 compared with the third quarter of 2008 due to the decline in the three-month Libor index to which these variable rate obligations are tied.

The Company’s liability mix changed favorably during 2008 and into the first nine months of 2009 as the Company continued to focus on growing lower cost savings, demand and money market accounts (transaction accounts) and relied less on higher promotional rates to attract or retain retail time accounts. The growth in money market accounts has also been enhanced by the low interest rate environment, which has caused some depositors to favor money market accounts over fixed term time accounts. The aggregate average balance of transaction accounts was $683.1 million in the third quarter of 2009, which was an increase of $123.8 million or 22.1% from the aggregate average balances of $559.4 million in the third quarter of 2008. Average time account balances in the third quarter of 2009 were 43.6% of total average deposits, compared with 46.8% in the year-ago period.

Net interest income for the nine months ended September 30, 2009 totaled $31.9 million, an increase of $4.0 million or 14.5% compared with $27.9 million in the year-ago period. Average earning assets increased $89.4 million in the first nine months of 2009 compared with the year-ago period. The tax-equivalent net interest margin was 3.51% in the first nine months of 2009, compared with 3.32% in the first nine months of 2008. A decrease of 77 basis points in the Company’s tax-equivalent earning assets yield in the first nine months of 2009 compared with the same period in 2008 was offset by a 104 basis point decrease in its cost of funds over the same period.

Changes in net interest income and net interest margin for the first nine months of 2009 compared with the same period in 2008 were driven largely by the same factors in the analysis of the third quarter of 2009 to the third quarter of 2008 discussed above.

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

	For the three months ended September 30,
	2009			2008
	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$—	$—	—%	$1,596	$9	2.26%
Taxable investment securities	281,587	2,722	3.87%	181,093	2,076	4.59%
Nontaxable investment securities	82,223	1,215	5.91%	89,053	1,347	6.05%
FHLB and FRB stock	10,907	187	6.87%	11,002	174	6.33%
Real estate loans(1)	350,798	4,823	5.50%	301,338	4,452	5.91%
Commercial loans	201,051	2,742	5.46%	203,933	3,377	6.62%
Nontaxable commercial loans	9,578	145	6.05%	8,386	139	6.65%
Taxable leases (net of unearned discount) (1)	63,834	917	5.75%	100,782	1,546	6.14%
Nontaxable leases (net of unearned discount)	15,695	254	6.47%	15,696	245	6.26%
Indirect auto loans	195,244	2,689	5.51%	181,747	2,566	5.65%
Consumer loans	92,109	983	4.27%	90,406	1,390	6.15%

Total interest-earning assets	$1,303,026	$16,677	5.12%	$1,185,032	$17,321	5.85%

Non-interest earning assets:
Other assets	135,516			134,588
Less: Allowance for credit losses	(10,193)			(8,884)
Net unrealized gains (losses) on securities available-for-sale	6,346			356

Total assets	$1,434,695			$1,311,092

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$116,665	$120	0.41%	$107,410	$177	0.66%
Savings deposits	95,048	105	0.44%	88,843	124	0.56%
MMDA deposits	311,788	766	0.98%	226,134	1,099	1.94%
Time deposits	404,397	2,347	2.32%	372,010	3,480	3.74%
Borrowings	182,905	1,382	3.02%	221,855	1,950	3.52%
Junior subordinated obligations issued to unconsolidated trusts	25,774	179	2.78%	25,774	325	5.04%

Total interest-bearing liabilities	$1,136,577	$4,899	1.72%	$1,042,026	$7,155	2.75%

Non-interest bearing liabilities:
Demand deposits	159,616			136,968
Other liabilities	16,214			16,501
Shareholders’ equity	122,288			115,597

Total liabilities and shareholders’ equity	$1,434,695			$1,311,092

Net interest income (tax equivalent)		$11,778			$10,166

Net interest rate spread			3.40%			3.10%
Net interest margin (tax equivalent)			3.62%			3.43%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		(548)			(587)

Net interest income		$11,230			$9,579

(1)	Includes loans and leases held-for-sale

	For the nine months ended September 30,
	2009			2008
	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$17,176	$15	0.11%	$5,184	$99	2.55%
Taxable investment securities	242,226	7,271	4.00%	186,483	6,522	4.66%
Nontaxable investment securities	86,275	3,941	6.09%	87,590	4,033	6.14%
FHLB and FRB stock	10,965	401	4.88%	10,740	561	6.96%
Real estate loans(1)	340,632	14,218	5.57%	289,730	12,863	5.92%
Commercial loans	203,432	8,491	5.57%	208,629	10,781	6.89%
Nontaxable commercial loans	9,645	437	6.04%	8,315	418	6.70%
Taxable leases (net of unearned discount) (1)	72,422	3,242	5.97%	107,108	5,033	6.26%
Nontaxable leases (net of unearned discount)	16,891	822	6.49%	16,504	774	6.25%
Indirect auto loans	187,415	7,759	5.52%	177,648	7,543	5.66%
Consumer loans	90,939	3,065	4.49%	90,686	4,414	6.49%

Total interest-earning assets	$1,278,018	$49,662	5.18%	$1,188,617	$53,041	5.95%

Non-interest earning assets:
Other assets	136,604			132,833
Less: Allowance for credit losses	(9,850)			(8,648)
Net unrealized gains (losses) on securities available-for-sale	6,151			2,431

Total assets	$1,410,923			$1,315,233

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$116,097	$404	0.46%	$106,920	$564	0.70%
Savings deposits	91,671	339	0.49%	85,935	361	0.56%
MMDA deposits	295,551	2,573	1.16%	221,721	3,615	2.17%
Time deposits	381,566	7,523	2.63%	393,349	12,030	4.08%
Borrowings	194,951	4,510	3.08%	216,349	5,776	3.56%
Junior subordinated obligations issued to unconsolidated trusts	25,774	647	3.35%	25,774	1,066	5.51%

Total interest-bearing liabilities	$1,105,610	$15,996	1.93%	$1,050,048	$23,412	2.97%

Non-interest bearing liabilities:
Demand deposits	154,561			131,665
Other liabilities	16,832			17,542
Shareholders’ equity	133,920			115,978

Total liabilities and shareholders’ equity	$1,410,923			$1,315,233

Net interest income (tax equivalent)		$33,666			$29,629

Net interest rate spread			3.25%			2.98%
Net interest margin (tax equivalent)			3.51%			3.32%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		(1,769)			(1,776)

Net interest income		$31,897			$27,853

(1)	Includes loans and leases held-for-sale

The following table sets forth the dollar volume of increase or (decrease) in tax equivalent interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities, and from changes in rates for the periods indicated. Volume changes are computed by multiplying the volume difference by the prior period’s rate. Rate changes are computed by multiplying the rate difference by the prior period’s balance. The change in interest income and expense due to both rate and volume has been allocated proportionally between the volume and rate variances.

	For the three months ended September 30, 2009 Compared to September 30, 2008 Increase/(Decrease) Due To			For the nine months ended September 30, 2009 Compared to September 30, 2008 Increase/(Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
Federal funds sold	$(5)	$(4)	$(9)	$120	$(204)	$(84)
Taxable investment securities	2,537	(1,891)	646	2,178	(1,429)	749
Non-taxable investment securities	(101)	(31)	(132)	(60)	(32)	(92)
FHLB and FRB stock	(10)	23	13	19	(179)	(160)
Real estate loans	1,998	(1,627)	371	2,531	(1,176)	1,355
Commercial loans	(47)	(588)	(635)	(263)	(2,027)	(2,290)
Non-taxable commercial loans	65	(59)	6	80	(61)	19
Taxable leases (net of unearned income)	(536)	(93)	(629)	(1,567)	(224)	(1,791)
Non-taxable leases (net of unearned income)	—	9	9	18	30	48
Indirect loans	474	(351)	123	492	(276)	216
Consumer loans	174	(581)	(407)	20	(1,369)	(1,349)

Total interest-earning assets	4,549	(5,193)	(644)	3,568	(6,947)	(3,379)

Interest-bearing demand deposits	89	(146)	(57)	71	(231)	(160)
Savings deposits	48	(67)	(19)	34	(56)	(22)
MMDA deposits	1,738	(2,071)	(333)	1,433	(2,475)	(1,042)
Time deposits	1,759	(2,892)	(1,133)	(350)	(4,157)	(4,507)
Borrowings	(315)	(253)	(568)	(536)	(730)	(1,266)
Junior subordinated obligations issued to unconsolidated subsidiary trusts	—	(146)	(146)	—	(419)	(419)

Total interest-bearing liabilities	3,319	(5,575)	(2,256)	652	(8,068)	(7,416)

Net interest income tax equivalent	$1,230	$382	$1,612	$2,916	$1,121	$4,037

Asset Quality and the Allowance for Credit Losses

The following table represents a summary of delinquent loans and leases grouped by the number of days delinquent at the dates indicated:

Delinquent loans and leases	September 30, 2009		June 30, 2009		December 31, 2008
	$	%(1)	$	%(1)	$	%(1)
	(Dollars in thousands)
30 days past due	$9,993	1.08%	$8,990	0.97%	$11,124	1.22%
60 days past due	2,141	0.23%	3,788	0.41%	4,736	0.52%
90 days past due and still accruing	127	0.01%	23	—%	126	0.01%
Non-accrual	10,084	1.10%	7,588	0.81%	4,352	0.48%

Total	$22,345	2.42%	$20,389	2.19%	$20,338	2.23%

(1)	As a percentage of total loans and leases, excluding deferred costs

Continuing weakness in the local, state and national economies contributed to an increase in delinquencies and nonperforming loans and leases in the third quarter. Loans and leases past due 30 days or more totaled $22.3 million or 2.4% of total loans and leases at September 30, 2009, compared with $20.4 million or 2.2% at June 30, 2009 and $20.3 million or 2.2% of total loans and leases at December 31, 2008. Approximately 45% of all delinquent loans and leases at the end of the third quarter were past due for only one payment, compared with 44% at June 30, 2009 and 55% at the end of 2008.

The following table represents information concerning the aggregate amount of non-performing assets:

	September 30, 2009	June 30, 2009	December 31, 2008
Non-accruing loans and leases:
Residential real estate loans	$2,878	$1,925	$1,506
Commercial loans	4,926	4,400	1,997
Leases	1,976	995	595
Indirect loans	116	82	101
Other consumer loans	188	186	153

Total non-accruing loans and leases	10,084	7,588	4,352
Accruing loans and leases delinquent 90 days or more	127	23	126

Total non-performing loans and leases	10,211	7,611	4,478
Other real estate and repossessed assets	340	373	657

Total non-performing assets	$10,551	$7,984	$5,135

Nonperforming assets were $10.6 million or 0.72% of total assets at September 30, 2009, compared with $8.0 million or 0.55% of total assets at June 30, 2009 and $5.1 million or 0.38% of total assets at December 31, 2008. Included in nonperforming assets at the end of the third quarter are nonperforming loans and leases totaling $10.2 million, compared with $7.6 million and $4.5 million at June 30, 2009 and December 31, 2008, respectively.

The Company’s exposure to any individual nonperforming credit is low, as reflected in the average balance of approximately $80,000 for each individual nonperforming loan and lease and the balance of the largest nonperforming credit was $669,000. Conventional residential mortgages comprised $2.9 million (32 loans) or 28% of nonperforming loans and leases at September 30, 2009. Nonperforming commercial loans totaled $4.9 million (38 loans) or 48% of nonperforming loans and leases at the end of the third quarter. Leases on nonperforming status totaled $2.0 million (28 leases) or 19% of nonperforming loans and leases at the end of the third quarter.

As a recurring part of its portfolio management program, the Company has identified approximately $8.8 million in potential problem loans at September 30, 2009 as compared to $13.3 million at December 31, 2008. The average balance of potential problem loans was $226,000 at September 30, 2009 compared with $333,000 at December 31, 2008. Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as “substandard.” At September 30, 2009, potential problem loans primarily consisted of commercial real estate, commercial loans and leases. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

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

The Bank’s policy is to place a loan or lease on non-accrual status and recognize income on a cash basis when a loan or lease is more than 90 days past due, unless in the opinion of management the loan or lease is well secured and in the process of collection. The Bank considers a loan or lease impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on fair value of the collateral. As of September 30, 2009, there was $4.6 million in impaired loans for which $961,000 in related allowance for credit losses was specifically allocated. As of December 31, 2008, there was $1.4 million in impaired loans for which $193,000 in related allowance for credit losses was specifically allocated.

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

The Company’s credit loss provisions have been somewhat elevated over the past five quarters, reflecting relatively higher levels of loan delinquencies, charge-offs and classified loans, and management’s assessment of the potential impact of macroeconomic factors and market conditions affecting the credit markets and financial institutions sector generally.

The provision for credit losses was $1.1 million and $4.7 million in the quarter and nine months ended September 30, 2009, respectively, compared with $849,000 and $3.5 million in the year-ago periods, respectively. Net charge-offs were $978,000 and $3.8 million in the three months and nine months ended September 30, 2009, respectively, compared with $625,000 and $3.1 million in the year-ago periods, respectively. Net charge-offs declined $670,000 or 40.7% from the second quarter of 2009. The decrease in linked-quarter net charge-offs resulted from a $1.4 million or 71.6% decrease in charge-offs in the Company’s lease portfolio. Net charge-offs equaled 0.42% and 0.55%, respectively, of average loans and leases during the three months and nine months ended September 30, 2009, compared with 0.28% and 0.46%, respectively, in the year-ago periods. The provision for credit losses as a percentage of net charge-offs was 115% and 122%, respectively, in the quarter and nine months ended September 30, 2009, compared with 136% and 115%, respectively, in the comparable 2008 time periods.

The allowance for credit losses was $10.0 million at September 30, 2009, compared with $9.9 million at June 30, 2009 and $9.2 million at December 31, 2008. The ratio of the allowance for credit losses to total loans and leases was 1.08% at September 30, 2009, compared with 1.05% at June 30, 2009 and 1.01% at December 31, 2008.

The ratio of the allowance for credit losses to nonperforming loans and leases was 98.0% at September 30, 2009, compared with 129.5% at June 30, 2009 and 204.6% at December 31, 2008.

The following table summarizes net charge-offs (recoveries) by portfolio:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)
Residential real estate	$(54)	$20	$14	$65
Commercial loans	281	31	(116)	1,649
Leases	555	241	3,317	760
Indirect loans	21	38	139	111
Other consumer loans	175	295	476	492

Net loans and leases charged-off	$978	$625	$3,830	$3,077

Net charge-offs of commercial loans were $1.8 million lower in the first nine months of 2009 than in the prior year period due primarily to two large charge-offs totaling $1.2 million in the first quarter of 2008. A net recovery of $116,000 was recorded in the first nine months of 2009, due in large part to a recovery on one previously charged-off loan of $477,000 which offset a relatively low level of charge-offs.

Net charge-offs in the Company’s lease portfolio comprised 86.6% of total net charge-offs in the first nine months of 2009, compared with 24.7% in the same period in 2008. The charge-offs in the Company’s lease portfolio in 2009 have been concentrated in four segments of the portfolio, in which the aggregate balances (net of charge-downs) were $8.2 million at the end of the third quarter. Net charge-offs in these four segments totaled $2.4 million or 72.9% of all lease charge-offs in the first nine months of 2009. Approximately $2.5 million or 29.8% of the leases in these segments was past due at the end of the third quarter, including $1.8 million (net of charge-downs of $584,000) which are on nonaccrual status. The allowance for credit losses allocated to these four segments totaled $1.8 million or 21.3% of the net remaining balances. The remaining balance of the lease portfolio totaling $67.9 million is substantially current, with a delinquency and non-accrual rate of only 3.2% at September 30, 2009. As noted previously herein, the Company ceased originating leases in 2008.

The following table presents certain asset quality ratios for the periods indicated:

	For three months ended September 30,		For nine months ended September 30,
	2009	2008	2009	2008
Net loans and leases charged-off to average loans and leases, annualized	0.42%	0.28%	0.55%	0.46%
Provision for credit losses to average loans and leases, annualized	0.49%	0.38%	0.68%	0.52%
Allowance for credit losses to period-end loans and leases	1.08%	0.97%	1.08%	0.97%
Allowance for credit losses to non-performing loans and leases	98.0%	187.9%	98.0%	187.9%
Non-performing loans and leases to period-end loans and leases	1.10%	0.52%	1.10%	0.52%
Non-performing assets to period-end assets	0.72%	0.37%	0.72%	0.37%

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated, dollars in thousands:

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Change		2009	2008	Change
			$	%			$	%
Investment management income	$1,743	$2,179	$(436)	(20.0)%	$5,289	$6,717	$(1,428)	(21.3)%
Service charges on deposit accounts	1,297	1,379	(82)	(5.9)%	3,758	3,869	(111)	(2.9)%
Card-related fees	566	533	33	6.2%	1,654	1,578	76	4.8%
Insurance agency	338	384	(46)	(12.0)%	1,027	1,204	(177)	(14.7)%
Bank-owned life insurance	255	243	12	4.9%	753	606	147	24.3%
Gain on the sale of loans	230	55	175	318.2%	505	217	288	132.7%
Gain on sale of securities	—	—	—	—	1,015	137	878	640.9%
Other non-interest income	333	361	(28)	(7.8)%	887	1,278	(391)	(30.6)%

Total non-interest income	$4,762	$5,134	$(372)	(7.2)%	$14,888	$15,606	$(718)	(4.6)%

Non-interest income was $4.8 million in the third quarter of 2009, which was a decrease of $372,000 or 7.2% from the third quarter of 2008. Investment management income, which is determined based on the value of assets under management, decreased $436,000 or 20.0% in the third quarter compared with the year-ago quarter as a result of the impact of the decline in equity markets over the past two years on the value of assets under management. Non-interest income comprised 29.8% of total revenue in the third quarter of 2009 compared with 34.9% in the year-ago quarter. The decline in this ratio has been driven largely by the increase in net interest income and to a lesser degree by the decrease in investment management income.

Non-interest income totaled $14.9 million in the first nine months of 2009, which is a decrease of $718,000 from $15.6 million in the year-ago period. The Company recognized $1.0 million in pre-tax gains on the sale of securities in the first quarter of 2009, compared with gains of $137,000 in the first quarter of 2008. Absent the effect of these gains, non-interest income decreased $1.6 million or 10.3% due primarily to lower investment management fee income. Non-interest income comprised 30.3% of total revenue in the first nine months of 2009 compared with 35.6% in the year-ago period.

Non-interest Expenses

The following table sets forth certain information on non-interest expenses for the periods indicated, dollars in thousands:

	For three months ended September 30,				For nine months ended September 30,
	2009	2008	Change		2009	2008	Change
			$	%			$	%
Salaries and benefits	$5,307	$5,108	$199	3.9%	$14,728	$15,025	$(297)	(2.0)%
Occupancy and equipment	1,728	1,751	(23)	(1.3)%	5,279	5,148	131	2.5%
Communication	207	200	7	3.5%	594	602	(8)	(1.3)%
Office supplies and postage	359	310	49	15.8%	971	861	110	12.8%
Marketing	228	278	(50)	(18.0)%	727	847	(120)	(14.2)%
Amortization of intangible assets	388	444	(56)	(12.6)%	1,163	1,267	(104)	(8.2)%
Professional fees	734	602	132	21.9%	2,165	1,964	201	10.2%
FDIC insurance	434	50	384	768.0%	1,820	104	1,716	1,650.0%
Other operating	1,515	1,156	359	31.1%	4,419	3,505	914	26.1%

Total operating expenses	$10,900	$9,899	$1,001	10.1%	$31,866	$29,323	$2,543	8.7%

Non-interest expenses increased $1.0 million or 10.1% in the quarter ended September 30, 2009 compared to the third quarter of 2008. Federal Deposit Insurance Corporation (“FDIC”) insurance expense increased $384,000 in the third quarter compared with the year-ago quarter on higher assessment rates charged to all FDIC-insured banks in 2009. Other operating expenses increased $359,000 or 31.1% due primarily to higher mortgage servicing costs from increased servicing volume and a $105,000 nonrecurring miscellaneous asset write-off. Non-interest expenses were unchanged in the third quarter compared to the second quarter of 2009 as a $605,000 decrease in FDIC insurance expense was offset by a $586,000 increase in salaries and benefits resulting largely from an increase in incentive compensation accruals in the third quarter. FDIC insurance was higher in the second quarter of 2009 because of a special assessment charged to all FDIC-insured banks in the second quarter.

Non-interest expenses increased $2.5 million in the nine months ended September 30, 2009 compared to the first nine months of 2008. The increase resulted largely from an increase in FDIC insurance expense of $1.7 million, due to a special charge assessed by the FDIC to all FDIC-insured banks, and to overall higher rates charged to all FDIC insured banks in 2009. The special assessment charged to Alliance in the second quarter totaled $676,000. Also contributing to the increase in non-interest expenses were higher mortgage servicing costs due to increased servicing volume and $354,000 in nonrecurring miscellaneous asset write-offs.

In September 2009, the FDIC announced a proposal that would require most FDIC-insured banks to prepay their projected insurance assessments for the years 2010 through 2012 in December 2009. Based on a preliminary projection prepared for the Company by the FDIC, the Company expects to advance approximately $6.0 million of prepaid assessments. This projection anticipates average insured deposit growth for the Company of 5% through 2012 and increases in assessment rates of approximately 22% from current rates. Prepaid assessments will be capitalized as an asset and amortized based on the expected period in which the assessment would have been incurred. The Company’s average quarterly FDIC insurance expense is preliminarily projected to be $420,000, $530,000, and $550,000 in 2010, 2011 and 2012, respectively. The actual FDIC insurance expense could be higher if the balance in the deposit insurance fund reaches levels that cause the FDIC to implement additional special assessments or take other actions that result in an increase to the amounts paid by banks under the FDIC insurance program.

The Company’s efficiency ratio was 68.2% in the third quarter of 2009, compared with 67.3% in the year-ago quarter and 70.0% in the first quarter of 2009. The Company’s efficiency ratio was 69.6% in the nine months ended September 30, 2009, compared with 67.8% in the year-ago period. The special FDIC insurance assessment significantly impacted the Company’s efficiency ratios in 2009; without it, the Company’s efficiency ratio would have been 68.2% for the three months and nine months ended September 30, 2009.

Income Taxes

The Company’s effective tax rate was 25.4% and 22.4% for the three months and nine months ended September 30, 2009, compared with 24.1% and 24.9% in the year-ago periods.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

General

Total assets were $1.5 billion at September 30, 2009, an increase of $88.9 million or 6.5% from December 31, 2008. Securities available-for-sale increased $97.6 million in 2009 to $396.7 million at the end of the third quarter. Total loans and leases (net of unearned income) increased $17.0 million to $927.7 million at September 30, 2009, compared with $910.8 million at December 31, 2008.

Securities

The Company’s securities portfolio is comprised entirely of investment grade securities, most of which are rated “AAA” by one or more of the nationally recognized rating agencies. The breakdown of our securities portfolio at September 30, 2009 was 76% government sponsored entity guaranteed mortgage-backed securities, 22% municipal securities and 2% obligations of U.S. Government sponsored corporations. Mortgage-backed securities, which totaled $300.8 million at September 30, 2009, are comprised of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the full faith and credit of the federal government. The Company does not invest in any securities backed by sub-prime, Alt-A or other high-risk residential mortgages or securities backed by commercial real estate. The Company also does not hold any preferred stock, corporate debt or trust preferred securities in its investment portfolio.

The Company had net unrealized gains of approximately $9.7 million in its securities portfolio at September 30, 2009, compared with net unrealized gains of $4.7 million at December 31, 2008.

Loans and Leases

Total loans and leases, net of unearned income and deferred costs, decreased $9.1 million or 1.0% to $927.7 million in the third quarter of 2009.

Residential mortgages increased $7.1 million or 2.0% during the third quarter, and reached $353.7 million at September 30, 2009. Residential mortgage originations totaled $37.1 million and $133.4 million in the three months and nine months ended September 30, 2009, respectively. The Company’s mortgage originations for the first nine months of 2009 have exceeded its full year 2008 record originations of $103.2 million. Alliance has increased its market share of the residential mortgage market due largely to its focused expansion of and investment in the Company’s mortgage origination business in Central New York. The Company continues to originate only conventional residential mortgages in its local markets, and does not originate sub-prime, Alt-A, negative amortizing or other higher risk residential mortgages.

The Company retains bi-weekly payment fixed rate mortgages in portfolio and sells most of its qualifying fixed rate monthly payment residential mortgages in the secondary market in connection with its overall interest rate risk management practices. Sales of fixed rate residential mortgages totaled $9.2 million and $26.7 million, respectively in the three months and nine months ended September 30, 2009. The Company retains all variable rate residential mortgage originations in portfolio.

Commercial loans decreased $10.4 million in the third quarter and totaled $206.5 million at September 30, 2009. Originations of commercial loans (excluding lines of credit) in the third quarter totaled $10.5 million, compared with $10.8 million in the second quarter of 2009 and $13.1 million in the year-ago quarter. The decrease in outstanding balances during the third quarter was largely the result of lower utilization of commercial lines-of-credit.

Leases (net of unearned income) continued to decrease in the third quarter as a result of the Company’s previously announced decision to cease new lease originations. The Company’s lease portfolio decreased $9.2 million to $76.1 million at the end of the third quarter, and is expected to continue to run-off at the rate of approximately $8.0 million per quarter over the next year.

Indirect auto loan balances were $194.3 million as of September 30, 2009. The Company originated $25.0 million of indirect auto loans in the third quarter, compared with $32.3 million in the second quarter of 2009 and $25.9 million in the year-ago quarter. Alliance originates auto loans through a network of reputable, well established automobile dealers located in Central and Western New York. Applications received through the Company’s indirect lending program are subject to the same comprehensive underwriting criteria and procedures as are employed in its direct lending programs. Approximately 88% of all 2009 indirect auto loan originations of $78.0 million were to borrowers whose credit scores were in the prime category of 700 or higher.

The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated, dollars in thousands:

	September 30, 2009	Percent	December 31, 2008	Percent
Residential real estate loans	$353,721	38.3%	$314,039	34.6%
Commercial loans	206,472	22.4%	214,315	23.6%
Leases (net of unearned income)	76,117	8.2%	104,655	11.6%
Indirect loans	194,267	21.0%	182,807	20.2%
Other consumer loans	92,953	10.1%	90,906	10.0%

	$923,530	100.0%	$906,722	100.0%

Net deferred loan costs	4,202		4,033

Total loans and leases	927,732		910,755
Allowance for credit losses	(10,006)		(9,161)

Net loans and leases	$917,726		$901,594

Deposits

Total deposits were $1.1 billion at September 30, 2009, which was an increase of $147.0 million or 15.7% compared with December 31, 2008, but were down slightly from June 30, 2009. Approximately 70% of the deposit increase in 2009, or $102.3 million, resulted from growth across all of our retail, commercial and municipal business lines. This growth was due largely to retail and commercial business development efforts focusing on these lower cost transaction accounts and to a greater awareness of the Alliance brand in our markets. The Company’s strong capital and liquidity positions, in combination with generally lower risk tolerances by consumers and businesses and increasing trends in household saving rates, have further enhanced the success of its deposit growth initiatives. The Company’s deposit mix continued to be weighted heavily in lower cost demand, savings and money market accounts (transaction accounts), which comprised 64.0% of total deposits at the end of the third quarter, compared with 62.1% at December 31, 2008 and 61.0% at September 30, 2008. The rest of the increase in deposits resulted from the acquisition of wholesale time deposits to fund investment portfolio growth.

The following table sets forth the composition of the Bank’s deposits by business line at the dates indicated, dollars in thousands:

	September 30, 2009					December 31, 2008
	Retail	Commercial	Municipal	Total	Percent	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$37,114	$111,819	$3,065	$151,998	14.0%	$35,685	$101,423	$3,737	$140,845	15.0%
Interest checking	87,993	13,313	17,742	119,048	11.0%	82,096	11,134	13,062	106,292	11.3%

Total checking	125,107	125,132	20,807	271,046	25.0%	117,781	112,557	16,799	247,137	26.3%
Savings	80,013	10,617	2,699	93,329	8.6%	76,811	8,049	3,382	88,242	9.4%
Money market	83,187	80,682	166,476	330,345	30.4%	74,597	45,471	127,324	247,392	26.4%
Time deposits	326,592	19,501	44,098	390,191	36.0%	296,381	20,189	38,541	355,111	37.9%

Total deposits	$614,899	$235,932	$234,080	$1,084,911	100.0%	$565,570	$186,266	$186,046	$937,882	100.0%

Liquidity

The Company’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, to take advantage of market interest rate opportunities, and to pay dividends to the company. Funding loan and lease requests, providing for liability outflows, and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee (“ALCO”) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of September 30, 2009, liquidity as measured by the Bank was in compliance with and exceeds its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, loan and lease repayments, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the nine months ended September 30, 2009, cash and cash equivalents decreased by $23.3 million, as net cash provided by operating and financing activities of $91.1 million was more than offset by net cash used in investing activities of $114.4 million. Net cash used in investing activities primarily resulted from a net increase loans of $20.9 million and securities purchases exceeding maturities, sales and principal repayments by $92.6 million. The net cash provided by financing activities principally reflects a $147.0 million net increase in deposits, partly reduced by a net decrease in borrowings of $37.7 million and cash dividends of $3.6 million in the nine months ended September 30, 2009. Net cash from operating activities was primarily provided by net income in the amount of $8.0 million.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of September 30, 2009, the Bank’s credit limit with the FHLB was $307.6 million. The total of the Bank’s outstanding borrowings from the FHLB on that date was $178.4 million.

The Company had a $132.5 million line of credit at September 30, 2009 with the Federal Reserve Bank of New York. The Company has pledged indirect loans and securities totaling $196.0 million and $5.0 million, respectively, at September 30, 2009. At September 30, 2009, the Company also had available $76.5 million of lines of credit with other financial institutions, none of which was in use at September 30, 2009.

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

Shareholders’ equity was $124.8 million at September 30, 2009, compared with $144.5 million at December 31, 2008. Net income for the quarter increased shareholders’ equity by $3.0 million and was partially offset by common stock dividends declared of $1.3 million or $0.28 per common share. In addition, accumulated other comprehensive income increased $3.1 million due to an increase in unrealized gains (net of taxes) on securities available-for-sale due primarily to changes in market conditions and interest rates.

The Company’s goal and related business plan is to maintain a strong capital position, consistent with the risk profile of the Bank, that supports growth and expansion activities while at the same time exceeding regulatory standards. Capital adequacy in the banking industry is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. At September 30, 2009, the Company exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized institution.” A more comprehensive analysis of regulatory capital requirements, including ratios for the Company, is included in Note 9 of this 2009 Quarterly Report on Form 10-Q.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K (“the Consolidated Financial Statements”). These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan and lease losses, accrued income taxes, and the fair value analysis of the intangible asset to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

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

The Bank’s Asset Liability Committee (“ALCO”) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The policies and guidelines established by ALCO are reviewed and approved by the Company’s Board of Directors. The primary tool used to assess our interest rate sensitivity is the income simulation model.

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

The following table sets forth the results of the Company’s net interest income simulation model as of September 30, 2009.

Change in Interest Rates (basis points)	Percent change in annual Net Interest Income
+200bp	(3.1)%
-100bp	0.6%

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

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2009, an evaluation was performed under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2009 were effective.

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

FDIC insurance premiums have increased substantially in 2009 and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, which was collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods.

In September 2009, the FDIC announced a proposal that would require most FDIC-insured banks to prepay their projected insurance assessments for the years 2010 through 2012 in December 2009. Based on a preliminary projection prepared for the Company by the FDIC, the Company expects to advance approximately $6.0 million of prepaid assessments. This projection anticipates average insured deposit growth for the Company of 5% through 2012 and increases in assessment rates of approximately 22% from current rates. Prepaid assessments will be capitalized as an asset and amortized based on the expected period in which the assessment would have been incurred.

We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for non-interest bearing transaction deposit accounts. Banks that participate in the TLG’s non-interest bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. These changes, along with the full utilization of our FDIC insurance assessment credit in early 2009, will cause the premiums and TLG assessments charged by the FDIC to increase. These actions could significantly increase our non-interest expense in 2009 and for the foreseeable future. We have elected to voluntarily withdraw from the TLGP as of January 1, 2010.

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

In the United States, the federal government has adopted the Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008), or the EESA, the American Recovery and Reinvestment Act of 2009 (enacted on February 17, 2009), or the ARRA. With authority granted under these laws, the U.S. Treasury Department has proposed a financial stability plan that is intended to provide for the federal government to invest additional capital in banks and otherwise facilitate bank capital formation; temporarily increase the limits on federal deposit insurance; and to offer various forms of economic stimulus, including assistance for homeowners to restructure and lower mortgage payments on qualifying loans.

In addition to the EESA and ARRA, there is the potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the institution of formal enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

President Obama has announced a plan to reform the U.S. financial system. Among other things, the plan would create a new consumer protection agency and authorize greater powers for the Federal Reserve Board. Legislation is pending in Congress that would among other things, create the U.S. Consumer Financial Protection Agency. The proposed legislation currently exempts lenders with as much as $10 billion in assets and credit unions with up to $1.5 billion in assets from agency examination and enforcement. While the agency will set consumer-protection rules for the smaller banks, their primary regulator will examine them for compliance and enforce violations.

There can be no assurance that the financial stability plan proposed by the Treasury Department and the President’s proposals, or any other legislative or regulatory initiatives enacted or adopted in response to the ongoing economic crisis, will be effective at dealing with the ongoing economic crisis and improving economic conditions globally, nationally or in our markets or that the measures adopted will not have adverse consequences to us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-62623) filed with the Commission on August 27, 2009

3.4	Amended and Restated Bylaws of the Company (incorporated herein by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 3, 2004)

3.5	Amended and Restated Bylaws of the Company (incorporated herein by reference to exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 27, 2007)

4.1	Rights Agreement dated October 19, 2001 between Alliance Financial Corporation and American Stock Transfer & Trust Company, including the Certificate of Amendment to the company’s Certificate of Incorporation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference to exhibit 4.1 to the Company’s Form 8-A12G filed with the Commission on October 25, 2001)

31.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of J. Daniel Mohr, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of J. Daniel Mohr, Treasurer and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE FINANCIAL CORPORATION

DATE: October 30, 2009	/S/ JACK H. WEBB
Jack H. Webb, Chairman of the Board, President and Chief Executive Officer

DATE: October 30, 2009	/S/ J. DANIEL MOHR
J. Daniel Mohr, Treasurer and Chief Financial Officer