Form 10-K
period 2009-12-31
ALLIANCE FINANCIAL CORP /NY/
filed 2010-03-12
CIK 796317

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 0-15366

ALLIANCE FINANCIAL CORPORATION

(Exact name of Registrant as specified in its charter)

New York	16-1276885
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

120 Madison Street, 18th Floor, Syracuse, NY 13202	13202
(Address of principal executive offices)	(ZIP Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]            Accelerated Filer [X]                Non-accelerated filer [  ]            Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes                 No  X

As of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant was $118.8 million based on the closing sale price as reported on the NASDAQ Global Market.

The number of outstanding shares of the Registrant’s common stock, $1 par value per share, on March 10, 2010 was 4,614,292 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2010 annual shareholders meeting (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED

DECEMBER 31, 2009

ALLIANCE FINANCIAL CORPORATION

PART I

Cautionary Note Regarding Forward-Looking Statements

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

On February 18, 2005, the Bank acquired a portfolio of personal trust accounts and related assets under management from HSBC, USA, N.A. The Bank assumed the successor trustee role from HSBC on approximately 1,800 personal trust accounts and further assumed approximately $560 million in assets under management. Combined with its existing trust business the Bank now manages approximately $786 million of related investment assets at December 31, 2009.

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

At December 31, 2009, the Company had 337 full-time equivalent employees. The Company’s employees are not represented by any collective bargaining group. The Company considers its employee relations to be good.

The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits.

Services

The Company offers full-service banking with a broad range of financial products to meet the needs of its commercial, retail, government, and investment management customers. Depository account services include interest and non-interest-bearing checking accounts, money market accounts, savings accounts, time deposit accounts, and individual retirement accounts. The Company’s lending activities include the making of residential and commercial mortgage loans, business lines of credit, working capital facilities and business term loans, as well as installment loans, home equity loans, and personal lines of credit to individuals. Investment management and trust services include personal trust, employee benefit trust, investment management, custodial, and financial planning. Through UVEST Financial Services, member NASD/SIPC, the Bank provides financial counseling and brokerage services. The Company also offers safe deposit boxes, wire transfers, collection services, drive-up banking facilities, 24-hour night depositories, automated teller machines, 24-hour telephone banking, and on-line internet banking. Personal and commercial insurance products are offered on an agency basis through Ladd’s Agency, Inc., a multi-line insurance agency.

Competition

The Company’s business is extremely competitive. The Company competes not only with other commercial banks but also with other financial institutions such as thrifts, credit unions, money market and mutual funds, insurance agencies and companies, brokerage firms, and a variety of other financial services companies.

Supervision and Regulation

The following discussion summarizes some of the laws and regulations applicable to bank holding companies and national banks and provides certain specific information relevant to the Company. This regulatory framework is primarily intended for the protection of depositors, consumers, and the deposit insurance funds that insure bank deposits, and not for the protection of shareholders or creditors of bank holding companies and banks. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Moreover, Congress, regulatory agencies, and state legislatures frequently propose changes to the law and regulations affecting the banking industry. The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to accurately predict. A change in the statutes, regulations, or regulatory policies applicable to the Company or its subsidiaries may have a material adverse effect on their business.

The Company is a bank holding company registered under the Bank Holding Company Act of 1956 and, as such, is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”). The Bank Holding Company Act and other federal laws and regulations subject bank holding companies to restrictions on the types of activities in which they may engage, as well as to a supervisory regime that provides for possible regulatory enforcement actions for violations of laws and regulations. The Company elected to also become a financial holding company on June 21, 2006. A bank holding company that also qualifies as a financial holding company can expand into a wide variety of services that are deemed by the FRB to be financial in nature, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting; and merchant banking. In order for a bank holding company to qualify for financial holding company status, each one of the bank holding company’s subsidiary depository institutions must be deemed “well managed” and “well capitalized” by regulators and must have received at least a “Satisfactory” rating on its last Community Reinvestment Act (CRA) examination.

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned; the convenience and needs of the communities to be served; and various competitive factors. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank or bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. In addition, any entity is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the Company’s outstanding common stock, or otherwise obtaining control or a “controlling influence” over the Company.

The FRB has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that represent unsafe and unsound practices or which constitute violations of laws or regulations, and can bring enforcement actions, including the assessment of civil money penalties, for certain violations or practices.

Under FRB policy, a holding company is expected to act as a source of financial and managerial strength to each of its banking subsidiaries and to commit resources to their support. The Federal Reserve Board may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. Any capital loans by the Company to its subsidiary bank would be subordinate in right of payment to depositors and to certain other indebtedness of the subsidiary bank.

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

The Federal Reserve Board has established risk-based capital guidelines that are applicable to bank holding companies. The guidelines establish a framework intended to make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and take off-balance sheet exposures into explicit account in assessing capital adequacy. The Federal Reserve Board guidelines define the components of capital, categorize assets into different risk classes, and include certain off-balance sheet items in the calculation of risk-weighted assets. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, less goodwill (“Tier 1 capital”). Bank holding companies that are subject to the guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4.00% and a ratio of total capital to risk-weighted assets of at least 8.00%. The appropriate regulatory authority may set higher capital requirements when an organization’s particular circumstances warrant. The remainder (“Tier 2 capital”) may consist of a limited amount of subordinated debt, limited-life preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.” The Company’s Tier 1 and total risk-based capital ratios as of December 31, 2009 were 12.07% and 13.14%, respectively. In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier 1 capital to quarterly average assets less goodwill (“Tier 1 leverage ratio”) of 3.00% for the bank holding companies with the highest supervisory ratings. All other financial holding companies are required to maintain a Tier 1 leverage ratio of at least 4.00%. The Company’s Tier 1 leverage ratio as of December 31, 2009 was 7.55%. The guidelines provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

On March 1, 2005 the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. Trust preferred securities, however, will be subject to stricter quantitative limits. The rule provides that trust preferred securities, together with other “restricted core capital elements,” can be included in a bank holding company’s Tier 1 capital up to one-third of the sum of core capital elements, including “restricted core capital elements,” as defined in the rule. At December 31, 2009, the Company’s trust preferred securities comprised 23.6% of the sum of the Company’s Tier 1 capital.

Transactions between the holding company and its subsidiary bank are subject to Sections 23A and 23B of the Federal Reserve Act, and to Regulation W, which implements these statutory provisions (collectively, the “transactions with affiliates rules”). In general, the transactions with affiliates rules impose limits on the amount of affiliate transactions, require certain levels of collateral for loans to affiliates, limit the amount of advances to third parties that are collateralized by the securities or obligations of affiliates, and require that transactions with affiliates be on market terms.

Loans to directors, executive officers, principal shareholders and their related interests (collectively, “insiders”) are restricted by the provisions of Regulation O, which apply to all insured depository institutions and their subsidiaries and holding companies. These restrictions include limits on loans to insiders and conditions that must be met in order for such loans to be made. The insiders themselves, as well as the institutions making the loans, are subject to enforcement actions for violations of Regulation O. In addition, the Bank is subject to legal lending limits, which restrict the amount of credit that can be extended to any one borrower, whether or not the borrower is an insider.

As a national bank, the Bank is subject to primary supervision, regulation, and examination by the Office of the Comptroller of the Currency (“OCC”). The Bank must file periodic reports with the OCC concerning its activities and financial condition, and must obtain regulatory approval to enter into certain transactions or conduct certain activities. Like other federal banking regulators, the OCC has broad authority to examine and supervise the Bank and to evaluate the Bank’s compliance with applicable laws, regulations and guidance. The OCC may initiate enforcement actions to sanction, remedy, or prevent unsafe or unsound banking practices, breaches of fiduciary duty, and/or violations of law.

The Bank is subject to a wide variety of statutes and regulations that significantly affect its business and activities. Such statutes and regulations include those relating to capital requirements, allowable investments, underwriting of loans, reserves against deposits, trust activities, mergers and consolidations, payment of dividends, establishment of branches and certain other facilities, limitations on loans to one borrower and loans to affiliated persons, and numerous other aspects of the business of banks. Additionally, bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates. The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations include, among others, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Fair Credit Reporting Act, provisions of the Gramm-Leach-Bliley Act of 1999 relating to privacy and safeguarding of consumer information, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act. These laws and regulations mandate certain disclosures and, in certain cases, restrict the terms on which the Bank may offer products and services to consumers.

Additionally, the Bank is subject to the Community Reinvestment Act of 1977 (“CRA”) and the regulations issued thereunder, which are intended to encourage banks to help meet the credit needs of their service area, including low-to-moderate-income (“LMI”) neighborhoods, consistent with safe and sound operations. The CRA also provides for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications regarding establishing branches, mergers or other bank or branch acquisitions. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. The Bank received a rating of “Satisfactory” at its last CRA exam.

The Bank and Company are also subject to certain laws and regulations designed to prevent money laundering and terrorist financing, including the Bank Secrecy Act and the USA PATRIOT Act. These impose certain recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions. Covered financial institutions also are barred from dealing with foreign “shell” banks. The federal banking agencies consider the effectiveness of a financial institution’s anti-money-laundering activities when reviewing regulatory applications such as those for bank mergers and acquisitions. The Bank has in place a comprehensive program to ensure compliance with these requirements. In 2009, the Bank engaged in a very limited number of transactions covered by the Bank Secrecy Act of any kind with foreign financial institutions or foreign persons.

Under the Prompt Corrective Action (“PCA”) provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), federal banking regulators are required to take “prompt corrective action” regarding depository institutions that do not meet certain minimum capital requirements. The PCA provisions impose progressively more restrictive constraints on banks as their capital levels decline. The PCA provisions identify the following capital categories for financial institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Rules adopted by the federal banking agencies implementing PCA provide that an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or PCA directive to meet and maintain a specific level for any capital measure. Additionally, under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well capitalized, or is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. At December 31, 2009, the Company and the Bank were in the “well capitalized” category.

The Bank must pay assessments to the FDIC for federal deposit insurance. The FDIC has adopted a risk-based assessment system under which FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital level and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances.

The Federal Deposit Insurance Reform Act of 2005 gives the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves. The reform legislation provides a credit to all insured institutions, based on the amount of their insured deposits at year-end 1996, to offset the premiums that they may be assessed; establishes a single Deposit Insurance Fund covering all banks and thrifts; increases deposit insurance to $250,000 for Individual Retirement Accounts; and authorizes inflation-based increases in deposit insurance on other accounts every 5 years, beginning in 2011. The FDIC also is directed to conduct studies regarding further deposit insurance reform.

In December 2009, the FDIC enacted a proposal that required most FDIC-insured banks to prepay their projected insurance assessments for the years 2010 through 2012. In December 2009, the Company advanced approximately $5.7 million of such prepaid assessments. This advance assumes average insured deposit growth for the Company of 5% through 2012 and increases in assessment rates of approximately 22% from current rates. The prepaid assessments were capitalized as an asset and will be amortized based on the expected period in which the assessment would have been incurred. The Company’s average quarterly FDIC insurance expense is projected to be $395,000, $504,000, and $530,000 in 2010, 2011 and 2012, respectively. The actual FDIC insurance expense could be higher if the balance in the deposit insurance fund reaches levels that cause the FDIC to implement additional special assessments or take other actions that result in an increase to the amounts paid by banks under the FDIC insurance program.

The earnings of the Company are significantly affected by the monetary and fiscal policies of governmental authorities, including the Federal Reserve Board. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open-market operations in U.S. Government securities and federal funds, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, and the interest rates charged on loans and paid for deposits. The Federal Reserve Board frequently uses these instruments of monetary policy, especially its open-market operations and the discount rate, to influence the level of interest rates and to affect the strength of the economy, the level of inflation or the price of the dollar in foreign exchange markets. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect that they may have on the Company’s business and earnings.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) also imposes numerous requirements designed to address corporate and accounting fraud. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under Sarbanes-Oxley, legal counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to the chief executive officer or chief financial officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the Board of Directors or the Board itself. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted.

Over the past two years, a number of additional laws have been enacted directed at stabilizing the economy and infusing capital into financial institutions and markets. These laws affect banks and their holding companies. For example, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law as part of a broad initiative to stabilize U.S. financial markets and provide liquidity. EESA enabled the federal government, under terms and conditions developed by the Secretary of the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. EESA included, among other provisions, the $700 billion Troubled Assets Relief Program (TARP), under which the Secretary of the Treasury is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008, and an increase in the amount of deposit insurance provided by the FDIC.

Under the TARP, the Department of Treasury also authorized a voluntary Capital Purchase Program (CPP) to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elected to participate by November 14, 2008. Participating companies must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments, as defined in EESA, to senior Executive Officers; (b) requiring recovery of any compensation paid to senior executive officers based on criteria that is later proven to be materially inaccurate; and (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution. The terms of the CPP also limit certain uses of capital by the issuer, including repurchases of company stock, and increases in dividends.

EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor per institution, and this increase has been extended until December 31, 2013. Separate from EESA, in October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program. Under one component of this program, the FDIC temporarily provides unlimited coverage for transaction deposit accounts through June 30, 2010.

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

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure. Under ARRA, an institution will be subject to certain restrictions and standards throughout the period in which any obligation arising from financial assistance provided under TARP remains outstanding. These include limits on compensation incentives for risk-taking by senior executive officers, a prohibition on “golden parachute” payments, and allowance of shareholder votes on executive compensation.

On February 18, 2009, the Homeowner Affordability and Stability Plan (HASP) was announced by the President of the United States. HASP is intended to support a recovery in the housing market and ensure that consumers can continue to pay off their mortgages through access to low-cost refinancing and certain initiatives to promote lower mortgage interest rates and prevent foreclosure.

Additional legislative proposals that could affect banks and their holding companies continue to be discussed in Congress.

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

As of December 31, 2009, approximately 35% of the Company’s loan and lease portfolio consisted of commercial loans and leases net of unearned income. These types of loans are generally viewed as having more risk of default than conventional residential real estate loans or most consumer loans. Commercial loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans and Leases” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial loans and leases.

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

•	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.
•	The ability to expand the Company’s market position.
•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.
•	The rate at which the Company introduces new products and services relative to its competitors.
•	Customer satisfaction with the Company’s level of service.
•	Industry and general economic trends.
•	The ability of the Company to upgrade and acquire technology and information systems to support the sales and service of deposit and loan products.

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

We Cannot Predict The Effect On Our Operations of Recent Legislative and Regulatory Initiatives That Were Enacted In Response To The Ongoing Financial Crisis

The U.S. federal, state and foreign governments have taken or are considering extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the global economy. To the extent adopted, many of these actions have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets. There is no assurance that these actions or other actions under consideration will ultimately be successful.

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

Increases in FDIC Deposit Insurance Premiums and Assessments Could Adversely Affect Our Financial Condition

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

In December 2009, the FDIC enacted a proposal that required most FDIC-insured banks to prepay their projected insurance assessments for the years 2010 through 2012. In December 2009 the Company advanced approximately $5.7 million of such prepaid assessments. This advance assumes average insured deposit growth for the Company of 5% through 2012 and increases in assessment rates of approximately 22% from current rates. The prepaid assessments were capitalized as an asset and will be amortized based on the expected period in which the assessment would have been incurred. The actual FDIC insurance expense could be higher if the balance in the deposit insurance fund reaches levels that cause the FDIC to implement additional special assessments or take other actions that result in an increase to the amounts paid by banks under the FDIC insurance program.

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

Certain of Our Intangible Assets May Become Impaired in the Future

Intangible assets are tested for impairment on a periodic basis. Impairment testing incorporates the current market price of the Company’s common stock, the estimated fair value of our assets and liabilities, and certain information of similar companies. It is possible that future impairment testing could result in a decline in value of our intangibles which may be less than the carrying value, which may adversely affect our financial condition. If we determine that an impairment exists at a given point in time, our earnings and the book value of the related intangibles will be reduced by the amount of the impairment. Notwithstanding the foregoing, the results of impairment testing on our intangible assets have no impact on our tangible book value or regulatory capital levels.

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

The Company May Not Be Able To Attract and Retain Skilled People

The Company’s success depends, in large part, on its ability to attract and retain key human resource talent. Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

Item 1B. – Unresolved Staff Comments

Not applicable.

Item 2 — Properties

The Company conducts business in Central New York State through 29 banking offices and two administrative centers. The Company leases its corporate administrative center, located in Syracuse, NY. Eleven banking offices and one of the administrative centers are subject to leases and/or long-term land leases. The other banking offices and administrative center are owned.

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

Item 4 — Reserved

PART II

Item 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data

The common stock of the Company is listed on the NASDAQ Global Market under the symbol “ALNC.” Market makers for the stock include Keefe, Bruyette & Woods, Inc. and Sandler O’Neill & Partners, L.P. There were 973 shareholders of record as of December 31, 2009. The following table presents stock prices for the Company for 2009 and 2008. Stock prices below are based on daily high and low closing prices for the quarter, as reported on the NASDAQ Global Market.

	2009			2008
	High	Low	Dividend Declared	High	Low	Dividend Declared
1st Quarter	$23.70	$15.16	$0.26	$26.70	$23.25	$0.24
2nd Quarter	$29.00	$19.00	$0.26	$27.27	$21.03	$0.24
3rd Quarter	$30.20	$24.85	$0.28	$25.00	$19.56	$0.26
4th Quarter	$30.05	$21.41	$0.28	$24.54	$20.00	$0.26

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

Stock Performance Graph

The graph below matches Alliance Financial Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 3000 index and the SNL Bank NASDAQ index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2004 to 12/31/2009.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Alliance Financial Corporation	100.00	108.14	110.52	93.30	88.92	106.19
SNL Bank NASDAQ	100.00	96.95	108.85	85.45	62.06	50.34
Russell 3000	100.00	106.12	122.80	129.11	80.94	103.88

Item 6 — Selected Financial Data

Five-Year Comparative Summary

	Year ended December 31,
	2009	2008	2007	2006	2005
Selected Financial Condition Data	(In thousands)
Total assets	$1,417,244	$1,367,358	$1,307,014	$1,272,967	$ 983,256
Loans & leases, net of unearned income	914,162	910,755	895,533	881,411	654,086
Allowance for credit losses	9,414	9,161	8,426	7,029	4,960
Securities available-for-sale	362,158	310,993	282,220	261,987	265,494
Goodwill	32,073	32,073	32,187	33,456	—
Intangible assets, net	10,075	11,528	13,183	14,912	9,671
Deposits	1,075,671	937,882	945,230	936,671	739,118
Borrowings	172,707	238,972	200,757	178,575	150,429
Junior subordinated obligations	25,774	25,774	25,774	25,774	10,310
Shareholders’ equity	123,935	144,481	115,560	109,506	69,571
Common shareholders’ equity	123,935	117,563	115,560	109,506	69,571
Investment assets under management (Market value, not included in total assets)	$786,302	$ 726,019	$ 971,078	$ 927,674	$ 862,504

	Year ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except share and per share data)
Selected Operating Data
Interest income	$ 63,962	$ 67,964	$ 71,032	$ 57,673	$ 46,255
Interest expense	20,581	30,267	38,550	29,951	19,336

Net interest income	43,381	37,697	32,482	27,722	26,919
Provision for credit losses	6,100	5,502	3,790	2,477	144

Net interest income after provision for credit losses	37,281	32,195	28,692	25,245	26,775
Non-interest income	20,811	20,360	21,292	17,714	14,238

Total Operating income	58,092	52,555	49,984	42,959	41,013

Non-interest expense	43,208	39,378	37,638	33,886	31,352

Income before taxes	14,884	13,177	12,346	9,073	9,661
Income tax expense	3,436	2,820	2,869	1,762	2,154

Net Income	$ 11,448	$ 10,357	$ 9,477	$ 7,311	$ 7,507

Net income available to common shareholders	$ 10,364	$ 10,310	$ 9,477	$ 7,311	$ 7,507

Stock and Per Share Data
Basic earnings per common share	$ 2.25	$ 2.23	$ 1.98	$ 1.89	$ 2.09
Diluted earnings per common share	$ 2.24	$ 2.21	$ 1.96	$ 1.87	$ 2.04
Basic weighted average common shares outstanding	4,514,268	4,542,957	4,710,530	3,799,626	3,532,144
Diluted weighted average common shares outstanding	4,543,069	4,565,709	4,754,045	3,855,386	3,602,964
Cash dividends declared	$ 1.08	$ 1.00	$ 0.90	$ 0.88	$ 0.84
Dividend payout ratio (1)	48.2%	44.6%	45.5%	46.8%	41.0%
Common book value	$ 26.86	$ 25.67	$ 24.53	$ 22.81	$ 19.52
Tangible common book value	$ 17.72	$ 16.15	$ 14.90	$ 12.74	$ 16.80

	Year ended December 31,
Selected Financial and Other Data (2)	2009	2008	2007	2006	2005

Performance Ratios:
Return on average assets	0.81%	0.78%	0.74%	0.69%	0.80%
Return on average equity	8.68%	8.77%	8.48%	9.40%	10.75%
Return on average common equity	8.46%	8.80%	8.48%	9.40%	10.75%
Non-interest income to total income(3)	30.06%	34.86%	39.29%	38.99%	34.62%
Efficiency Ratio(4)	69.66%	68.04%	70.35%	74.58%	76.14%

Rate/Yield Information:
Yield on earning assets	5.15%	5.88%	6.36%	6.06%	5.47%
Cost of funds	1.85%	2.87%	3.78%	3.46%	2.48%
Net interest rate spread	3.30%	3.01%	2.58%	2.60%	2.99%
Net interest margin (tax equivalent)(5)	3.55%	3.35%	3.02%	3.02%	3.28%

	At or for the Year ended December 31,
	2009	2008	2007	2006	2005
Asset Quality Ratios
Non-performing loans and leases to total loans and leases	0.94%	0.49%	0.75%	0.30%	0.25%
Non-performing assets to total assets	0.64%	0.38%	0.53%	0.21%	0.17%
Allowance for credit losses to non-performing loans and leases	109.7%	204.6%	125.7%	266.4%	304.7%
Allowance for credit losses to total loans and leases	1.03%	1.01%	0.94%	0.80%	0.76%
Net charge-offs to average loans and leases	0.63%	0.53%	0.27%	0.23%	0.08%

Equity Ratios
Total common shareholders’ equity to total assets	8.74%	8.60%	8.84%	8.60%	7.08%
Tangible common equity to tangible assets(6)	5.95%	5.59%	5.56%	4.99%	6.15%

Regulatory Ratios
Consolidated:
Tier 1 (core) capital	7.55%	9.59%	7.53%	7.53%	7.42%
Tier 1 risk-based capital	12.06%	14.05%	10.64%	10.42%	10.93%
Total risk-based capital	13.13%	15.08%	11.59%	11.26%	11.72%
Bank:
Tier 1 (core) capital	7.14%	8.97%	7.26%	7.00%	6.75%
Tier 1 risk-based capital	11.47%	13.15%	10.34%	9.65%	9.96%
Total risk-based capital	12.55%	14.19%	11.30%	10.48%	10.78%

(1)	Cash dividends declared per share divided by diluted earnings per share
(2)	Averages presented are daily averages

(3) Non-interest income (net of realized gains and losses on securities and non-recurring items) divided by the sum of net interest income and non-interest income (net of realized gains and losses on securities and non-recurring items)

(4) Non-interest expense divided by the sum of net interest income and non-interest income (net of realized gains and losses on securities and non-recurring items)

(5)	Tax equivalent net interest income divided by average earning assets

(6) The Company uses certain non-GAAP financial measures, such as the Tangible Common Equity to Tangible Assets ratio (TCE), to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector. The Company believes TCE is useful because it is a measure utilized by regulators, market analysts and investors in evaluating a company’s financial condition and capital strength. TCE, as defined by the Company, represents common equity less goodwill and intangible assets. A reconciliation from the Company’s GAAP Total Equity to Total Assets ratio to the Non-GAAP Tangible Common Equity to Tangible Assets ratio is presented below:

	Year ended December 31,
	2009	2008	2007	2006	2005

Total assets	$1,417,244	$1,367,358	$1,307,014	$1,272,967	$983,256
Less: Goodwill and intangible assets, net	42,148	43,601	45,370	48,368	9,671

Tangible assets (non-GAAP)	1,375,096	1,323,757	1,261,644	1,224,599	973,585

Total Common Equity	123,935	117,563	115,560	109,506	69,571
Less: Goodwill and intangible assets, net	42,148	43,601	45,370	48,368	9,671

Tangible Common Equity (non-GAAP)	81,787	73,962	70,190	61,138	59,900

Total Equity/Total Assets	8.74%	8.60%	8.84%	8.60%	7.08%
Tangible Common Equity/Tangible Assets (non-GAAP)	5.95%	5.59%	5.56%	4.99%	6.15%

Summarized quarterly financial information for the years ended December 31, 2009 and 2008 is as follows:

	Year ended	Three months ended
	12/31/09	12/31/09	9/30/09	6/30/09	3/31/09
		(Dollars in thousands, except share and per share data)
Total interest income	$63,962	$16,069	$16,129	$15,875	$15,889
Total interest expense	20,581	4,585	4,899	5,253	5,844

Net interest income	43,381	11,484	11,230	10,622	10,045
Provision for credit losses	6,100	1,425	1,125	1,800	1,750
Non-interest income	20,811	5,923	4,762	4,766	5,360
Non-interest expense	43,208	11,342	10,900	10,899	10,067

Income before income taxes	14,884	4,640	3,967	2,689	3,588
Provision for income taxes	3,436	1,143	1,009	653	631

Net Income	$11,448	$ 3,497	$ 2,958	$ 2,036	$ 2,957

Net Income available to common shareholders	$10,364	$ 3,497	$ 2,958	$ 1,310	$ 2,599

Basic earnings per share	$ 2.25	$ 0.76	$ 0.64	$ 0.29	$ 0.57
Diluted earnings per share	$ 2.24	$ 0.75	$ 0.64	$ 0.28	$ 0.57
Basic weighted average shares outstanding	4,514,268	4,546,819	4,521,331	4,495,439	4,492,810
Diluted weighted average shares outstanding	4,543,069	4,585,800	4,563,168	4,518,827	4,495,787
Cash dividends declared per share	$ 1.08	$ 0.28	$ 0.28	$ 0.26	$ 0.26
Net interest margin (tax equivalent)	3.55%	3.68%	3.62%	3.50%	3.42%
Return on average assets	0.81%	0.97%	0.82%	0.58%	0.86%
Return on average equity	8.68%	11.13%	9.68%	5.82%	8.07%
Return on average common equity	8.46%	11.13%	9.68%	4.33%	8.69%
Non-interest income to total income	30.06%	29.35%	29.78%	30.97%	30.19%
Efficiency ratio	69.66%	69.77%	68.17%	70.83%	69.96%

	Year ended	Three months ended
	12/31/08	12/31/08	9/30/08	6/30/08	3/31/08
		(Dollars in thousands, except share and per share data)
Total interest income	$ 67,964	$ 16,699	$ 16,734	$ 16,980	$ 17,551
Total interest expense	30,267	6,855	7,155	7,473	8,784

Net interest income	37,697	9,844	9,579	9,507	8,767
Provision for credit losses	5,502	1,976	849	1,311	1,366
Non-interest income	20,360	4,754	5,134	5,287	5,185
Non-interest expense	39,378	10,055	9,899	9,630	9,794

Income before income taxes	13,177	2,567	3,965	3,853	2,792
Provision for income taxes	2,820	183	955	966	716

Net Income	$ 10,357	$ 2,384	$ 3,010	$ 2,887	$ 2,076

Net Income available to common shareholders	$ 10,310	$ 2,337	$ 3,010	$ 2,887	$ 2,076

Basic earnings per share	$ 2.23	$ 0.51	$ 0.65	$ 0.62	$ 0.44
Diluted earnings per share	$ 2.21	$ 0.51	$ 0.65	$ 0.62	$ 0.44
Basic weighted average shares outstanding	4,542,957	4,492,810	4,545,357	4,556,157	4,578,087
Diluted weighted average shares outstanding	4,597,624	4,510,483	4,564,904	4,583,309	4,606,753
Cash dividends declared per share	$ 1.00	$ 0.26	$ 0.26	$ 0.24	$ 0.24
Net interest margin (tax equivalent)	3.35%	3.43%	3.43%	3.39%	3.15%
Return on average assets	0.78%	0.71%	0.92%	0.87%	0.63%
Return on average equity	8.77%	7.67%	10.42%	9.93%	7.15%
Return on average common equity	8.80%	7.74%	10.42%	9.93%	7.15%
Non-interest income to total income	34.86%	32.55%	34.89%	35.74%	36.32%
Efficiency ratio	68.04%	68.87%	67.28%	65.09%	71.14%

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section highlights information to assist with understanding the consolidated financial condition and results of operations of Alliance Financial Corporation and its subsidiaries (combined, the “Company”), during the year ended December 31, 2009 and the preceding two years. The consolidated financial statements and related notes, included elsewhere in this annual report on Form 10-K should be read in conjunction with the discussions in this section. The matters discussed in this section contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and are based on estimates, forecasts and assumptions involving risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The risks and uncertainties referred to above include, but are not limited to those described under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in Items 1 and 1A, respectively of this Form 10-K.

2009 Highlights and Overview

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

	Years ended December 31,
	2009			2008			2007

	Avg. Balance	Amt. of Interest	Avg. Yield/ Rate	Avg. Balance	Amt. of Interest	Avg. Yield/ Rate	Avg. Balance	Amt. of Interest	Avg. Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Federal funds sold	$ 13,084	$ 15	0.11%	$ 4,856	$ 100	2.06%	$ 362	$ 18	4.97%
Taxable investment securities	256,494	10,143	3.95%	189,164	8,796	4.65%	174,719	7,929	4.54%
Nontaxable investment securities	85,173	5,172	6.07%	88,667	5,420	6.11%	84,987	5,252	6.18%
FHLB and FRB stock	10,875	558	5.13%	11,063	634	5.73%	8,741	628	7.18%
Residential real estate loans	344,707	19,087	5.54%	294,829	17,442	5.92%	263,180	15,914	6.05%
Commercial loans	202,020	11,221	5.55%	207,931	14,068	6.77%	211,964	17,058	8.05%
Non-taxable commercial loans	9,449	570	6.03%	8,618	565	6.56%	8,527	606	7.11%
Taxable leases (net of unearned income)	68,334	4,068	5.95%	103,726	6,436	6.20%	111,182	7,559	6.80%
Nontaxable leases (net of unearned income)	16,472	1,069	6.49%	16,284	1,020	6.26%	19,259	1,152	5.98%
Indirect auto loans	187,919	10,339	5.50%	179,762	10,180	5.66%	180,688	9,983	5.52%
Consumer loans	91,387	4,036	4.42%	90,675	5,685	6.27%	91,502	7,317	8.00%

Total interest-earning assets	1,285,914	66,278	5.15%	1,195,575	70,346	5.88%	$1,155,111	$73,416	6.36%
Non-interest-earning assets:
Other assets	136,512			133,780			132,431
Allowance for credit losses	(9,990)			(8,686)			(7,656)
Net unrealized gains (losses) on available-for-sale securities	6,912			1,867			(1,712)

Total	$1,419,348			$1,322,536			$1,278,174

Demand deposits	$ 117,113	$ 531	0.45%	$ 107,204	$ 733	0.68%	$ 97,740	$ 911	0.93%
Savings deposits	92,114	454	0.49%	86,239	492	0.57%	84,764	474	0.56%
MMDA deposits	303,344	3,347	1.10%	225,590	4,732	2.10%	197,079	6,322	3.21%
Time deposits	382,420	9,622	2.52%	385,275	15,277	3.97%	432,652	20,547	4.75%
Borrowings	193,648	5,819	3.01%	223,230	7,634	3.42%	182,051	8,336	4.58%
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	808	3.13%	25,774	1,399	5.43%	25,774	1,960	7.60%

Total interest-bearing liabilities	1,114,413	20,581	1.85%	$1,053,312	30,267	2.87%	$1,020,060	$38,550	3.78%
Non-interest-bearing liabilities:
Demand deposits	156,396			133,997			126,698
Other liabilities	16,685			17,138			19,688
Shareholders’ equity	131,854			118,089			111,728

Total	$1,419,348			$1,322,536			$1,278,174

Net interest income (tax equivalent)		$ 45,697			$40,079			$34,866

Net interest rate spread			3.30%			3.01%			2.58%
Net interest margin (tax equivalent)			3.55%			3.35%			3.02%
Federal tax exemption on nontaxable investment securities, loans and leases included in interest income		2,316			2,382			2,384

Net interest income		$ 43,381			$37,697			$32,482

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

	2009 Compared to 2008			2008 Compared to 2007
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Federal funds sold	$ 67	$ (152)	$ (85)	$ 98	$ (16)	$ 82
Taxable investment securities	2,808	(1,461)	1,347	668	199	867
Non-taxable investment securities	(213)	(35)	(248)	226	(58)	168
FHLB and FRB stock	(11)	(65)	(76)	148	(142)	6
Residential real estate loans	2,817	(1,172)	1,645	1,869	(341)	1,528
Commercial loans	(388)	(2,459)	(2,847)	(319)	(2,671)	(2,990)
Non-taxable commercial loans	52	(47)	5	6	(47)	(41)
Taxable leases, net of unearned income	(2,114)	(254)	(2,368)	(488)	(635)	(1,123)
Non-taxable leases, net of unearned income	12	37	49	(184)	52	(132)
Indirect loans	456	(297)	159	(51)	248	197
Consumer loans	44	(1,693)	(1,649)	(66)	(1,566)	(1,632)

Total interest-earning assets	$ 3,530	$ (7,598)	$ (4,068)	$ 1,907	$ (4,977)	$ (3,070)

Interest-bearing demand deposits	64	(266)	(202)	82	(260)	(178)
Savings deposits	33	(71)	(38)	9	9	18
MMDA deposits	1,309	(2,694)	(1,385)	821	(2,411)	(1,590)
Time deposits	(113)	(5,542)	(5,655)	(2,102)	(3,168)	(5,270)
Borrowings	(953)	(862)	(1,815)	1,662	(2,364)	(702)
Junior subordinated obligations issued to unconsolidated subsidiary trusts	—	(591)	(591)	—	(561)	(561)

Total interest-bearing liabilities	$ 340	$(10,026)	$ (9,686)	$ 472	$ (8,755)	$ (8,283)

Net interest income (tax equivalent)	$ 3,190	$ 2,428	$ 5,618	$ 1,435	$ 3,778	$ 5,213

Comparison of Operating Results for the Years Ended December 31, 2009 and 2008

General

Net income was $11.4 million for the year ended December 31, 2009, compared with $10.4 million in 2008. Net income available to common shareholders was $10.4 million or $2.24 per diluted share in 2009, compared with $10.3 million or $2.21 per diluted share in 2008. Net income for 2009 included gains on sales of securities totaling $1.3 million after taxes or $0.29 per diluted share which offset non-recurring expenses of approximately $482,000 after taxes or $0.11 per diluted share. Preferred stock dividends and the accretion of the preferred stock discount were $1.1 million or $0.24 per diluted share in 2009.

Net Interest Income

Net interest income for the year ended December 31, 2009 totaled $43.4 million, an increase of $5.7 million or 15.1% compared with $37.7 million in 2008. The increase in net interest income resulted from a combination of earning asset growth and a higher net interest margin. Average earning assets increased $90.3 million in 2009 compared with 2008, due primarily to growth in the residential loan and securities portfolios. The tax-equivalent net interest margin was 3.55% in 2009, compared with 3.35% in 2008. The net interest margin growth in 2009 is primarily the result of the Company’s ongoing balance sheet management and deposit pricing strategies and the effects of those strategies in the low interest rate environment of the past year. The net interest margin increased 26 basis points during 2009, from 3.42% in the first quarter to 3.68% in the fourth quarter. The rate of growth in the Company’s net interest margin slowed in the last quarter of 2009 as interest rates on a substantial component of the Company’s interest-bearing liabilities have adjusted to the lower rates in effect during the period. As a result, the Company expects its ability to continue to reduce its cost of funds from current levels will be limited, which ultimately will cause a leveling off or reversal of the growth in its net interest margin.

The Company’s tax-equivalent earning assets yield decreased 73 basis points in 2009 compared with 2008, which was more than offset by a 102 basis point decrease in its cost of funds over the same period. The yield on the Company’s interest-earning assets was 5.15% in 2009, compared with 5.88% in 2008. The Company’s cost of funds was 1.85% in 2009, compared with 2.87% in 2008.

Since September 2007, the Federal Reserve has reduced its target fed funds rate from 5.25% to between zero and 0.25%. Over this same time period, a sharp drop in equity markets, economic recession and federal government monetary and economic stimulus efforts have contributed to a sharp decline in the yields on U.S. Treasury securities. As a result of these factors, the yields on two-year, five-year and ten-year treasury securities dropped 339 basis points, 272 basis points and 230 basis points, respectively from August 31, 2007 to December 31, 2008. Treasury yields rebounded somewhat in 2009, with yields increasing 38 basis points, 113 basis points and 159 basis points on the two-year, five-year and ten-year treasury securities, respectively from the end of 2008. The low interest rate environment of the past two years has resulted in lower yields for all of the Company’s earning assets. Yields on commercial loans and consumer loans were most affected by these conditions, with yields on these assets down 122 basis points and 185 basis points, respectively, in 2009 compared with 2008. These asset types are more sensitive than the Company’s other interest-bearing assets to changes in market interest rates due to the variable rate characteristics of a portion of these portfolios and to the high levels of annual amortization in the portfolios as a result of their relatively shorter duration.

Changes in the Company’s asset mix also contributed to the decline in the earning assets yield in 2009, as securities and residential mortgages comprised a larger portion of the Company’s earning assets in 2009 compared with 2008. The yields on these assets are typically lower than yields on commercial loans and leases. Growth in the securities and residential portfolios combined with low demand for commercial loans and the planned runoff of the equipment lease portfolio resulted in the securities and residential mortgage portfolios increasing to 53.4% of earning assets in 2009, compared with 47.9% in 2008.

The Company’s cost of funds declined markedly in 2009 in all interest-bearing liability categories except savings accounts. The average yield of money market and time deposits dropped 100 basis points and 145 basis points, respectively in 2009 as a result of the lower rate environment and the Company’s deposit pricing strategies. Our wholesale funding costs also dropped significantly in 2009, with the average cost of our borrowings down 41 basis points. At the same time the Company was lowering its borrowing costs due to the lower rates in 2009, it continued to extend the maturity on new or renewed borrowings in order to lessen the potential impact of higher interest rates on its borrowing costs. The weighted average maturity of the Company’s borrowings was 2.4 years at December 31, 2009.

The average cost on the Company’s junior subordinated obligations decreased 230 basis points in 2009 due to the sharp decline in the three-month Libor index to which these variable rate obligations are tied.

The Company’s liability mix changed favorably during 2009 as the Company continued to focus on growing lower cost savings, demand and money market accounts (transaction accounts) and relied less on higher promotional rates to attract or retain retail time accounts. The aggregate average balance of transaction accounts was $669.0 million in 2009, which was an increase of $115.9 million or 21.0% from the aggregate average balances of $553.0 million in 2008. Average transaction account balances comprised 63.6% of total average deposits in 2009, compared with 58.9% in 2008. Average time account balances in 2009 were $382.4 million or 36.4% of total average deposits in 2009, compared with $385.3 million or 41.1% in 2008. The Company’s ability to gather core transaction deposits over the past year has been greatly enhanced by its strong financial position and earnings performance, enhanced product offerings including upgraded treasury management and internet banking platforms, and a high positive awareness of Alliance’s brand. These factors, combined with negative operating performance or other challenges being experienced by certain larger financial institutions operating in our market, have been important contributors to the Company’s core deposit gains in 2009.

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

The following table sets forth certain information on non-interest income for the years indicated:

	Years ended December 31,
	2009	2008	Change
	(In thousands)
Investment management income	$7,134	$8,670	$(1,536)	(17.7)%
Service charges on deposit accounts	5,037	5,164	(127)	(2.5)%
Card-related fees	2,248	2,106	142	6.7%
Insurance agency income	1,387	1,583	(196)	(12.4)%
Income from bank-owned life insurance	1,014	856	158	18.5%
Gain on sale of loans	748	252	496	196.8%
Gains (losses) on sale of securities available-for-sale	2,168	137	2,031	1482.5%
Other operating income	1,075	1,592	(517)	(32.5)%

Total non-interest income	$20,811	$20,360	$451	2.2%

Total non-interest income increased $451,000 or 2.2% in 2009. A $2.0 million increase in gains on sales of securities in 2009 offset a $1.5 million decrease in investment management income and a $517,000 decrease in other non-interest income. The decrease in investment management income resulted from the decline in the performance of the public equity markets in 2008 and the first quarter of 2009. Investment management income increased 4.8% in the fourth quarter of 2009 from the first quarter low due largely to the recovery in the equity markets. Other non-interest income is down largely as the result of fewer, individually immaterial, non-recurring items in 2009.

Non-interest income (excluding securities gains) comprised 30.1% of total revenue in 2009 compared with 34.9% for 2008.

Non-Interest Expenses

The following table sets forth certain information on operating expenses for the years indicated:

	Years ended December 31
	2009	2008	Change
	(In thousands)
Salaries and employee benefits	$20,428	$19,823	$605	3.0%
Occupancy and equipment expenses	7,047	7,032	15	0.2%
Communication expense	756	791	(35)	(4.4)%
Office supplies and postage expense	1,337	1,137	200	17.6%
Marketing expense	932	1,090	(158)	(14.5)%
Amortization of intangible assets	1,453	1,622	(169)	(10.4)%
Professional fees	2,893	2,661	232	8.7%
FDIC insurance premium	2,284	557	1,727	310.1%
Other non-interest expense	6,078	4,665	1,413	30.3%

Total non-interest expenses	$43,208	$39,378	$3,830	9.7%

Total non-interest expense increased $3.8 million or 9.7% in 2009. FDIC insurance expense increased $1.7 million in 2009 compared with 2008, due in large part to a special charge assessed by the Federal Deposit Insurance Corporation to all FDIC-insured banks, and to overall higher rates charged in 2009. The special assessment charged to Alliance in the second quarter totaled $676,000.

In December 2009, the FDIC enacted a proposal that required most FDIC-insured banks to prepay their projected insurance assessments for the years 2010 through 2012. In December 2009, the Company prepaid approximately $5.7 million of such assessments. This advance assumes average insured deposit growth for the Company of 5% through 2012 and increases in assessment rates of approximately 22% from current rates. The prepaid assessments were capitalized as an asset and will be amortized based on the expected period in which the assessment would have been incurred. The actual FDIC insurance expense could be higher if the balance in the deposit insurance fund reaches levels that cause the FDIC to implement additional special assessments or take other actions that result in an increase to the amounts paid by banks under the FDIC insurance program.

Other non-interest expense increased $1.4 million or 30.3% due to a combination of growth related expenses, increased loan collection costs and approximately $786,000 of miscellaneous individually non-material non-recurring items in 2009.

The Company’s efficiency ratio was 69.7% in 2009, compared with 68.0% in 2008. Excluding the $676,000 special FDIC insurance assessment, the efficiency ratio was 68.6% in 2009.

Income Tax Expense

The Company’s effective tax rate was 23.1% in 2009 and 21.4% in 2008. The increase in the effective tax rate in 2009 primarily reflects a decrease in the percentage of non-taxable income to pre-tax income.

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007

General

Net income was $10.4 million for the year ended December 31, 2008, compared with $9.5 million in 2008. Net income available to common shareholders was $10.3 million or $2.21 per diluted share in 2008, compared with $9.5 million or $1.96 per diluted share in 2007.

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

As discussed previously in this Form 10-K, the significant easing of monetary policy by the Federal Reserve since September 2007, along with a sharp drop in equity markets, economic recession and federal government monetary and economic stimulus efforts have contributed to a sharp decline in the yields on U.S. Treasury securities. Yields on commercial loans and consumer loans were most affected by these conditions in 2008, with yields on these assets down 128 basis points and 173 basis points, respectively, in 2008 compared with 2007. These asset types are more sensitive than the Company’s other interest-bearing assets to changes in market interest rates due to the variable rate characteristics of a portion of these portfolios and to the high levels of annual amortization in the portfolios as a result of their relatively shorter duration.

Loans and leases comprised 75.4% of average earning assets in 2008, compared with 76.7% in 2007. The slightly lower proportion of earning assets in loan and leases resulted largely from the Company’s previously announced planned wind-down of the Company’s lease portfolio in the third quarter of 2008, which was also a contributing factor to the lower earning-assets yield in 2008.

The Company’s cost of funds declined markedly in 2008 in all interest-bearing liability categories except savings accounts. The average yield of money market and time deposits dropped 111 basis points and 78 basis points, respectively in 2008 as a result of the lower rate environment and the Company’s deposit pricing strategies. Our wholesale funding costs also dropped significantly in 2008, with the average cost of our borrowings down 115 basis points. At the same time the Company was lowering its borrowing costs due to the lower rates in 2008, it took the opportunity to lower its overall liability-sensitive position by extending the maturity on new or renewed borrowings. The weighted average maturity of the Company’s borrowings was 2.7 years at December 31, 2008.

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

Non-Interest Expenses

The following table sets forth certain information on operating expenses for the years indicated:

	Years ended December 31
	2008	2007	Change
	(In thousands)
Salaries and employee benefits	$ 19,823	$ 18,281	$ 1,542	8.4%
Occupancy and equipment expenses	7,032	6,765	267	3.9%
Communication expense	791	827	(36)	(4.4)%
Office supplies and postage expense	1,137	1,236	(99)	(8.0)%
Marketing expense	1,090	1,237	(147)	(11.9)%
Amortization of intangible assets	1,622	1,729	(107)	(6.2)%
Professional fees	2,661	2,845	(184)	(6.5)%
FDIC insurance premium	557	113	444	392.9%
Other non-interest expense	4,665	4,605	60	1.3%

Total non-interest expenses	$ 39,378	$ 37,638	$ 1,740	4.6%

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

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

General

Total assets were $1.4 billion at December 31, 2009, an increase of $49.9 million or 3.6% from December 31, 2008. Securities available-for-sale increased $63.0 million in 2009 to $362.2 million at the end of 2009. Total loans and leases (net of unearned income) increased $3.4 million to $914.2 million at December 31, 2009, compared with $910.8 million at December 31, 2008. The Company’s overall loan and lease portfolio growth was restrained by the planned and actively managed runoff of the lease portfolio, which decreased $36.4 million in 2009.

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

The following table sets forth the amortized cost and market value for the Company’s available-for-sale securities portfolio:

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:	(In thousands)
Debt securities:
U.S. Treasury obligations	$ 100	$ 101	$ 101	$ 102	$ 100	$ 101
Obligations of U.S. government-sponsored corporations	5,864	6,129	34,489	35,143	60,902	60,942
Obligations of states and political subdivisions	75,104	77,147	89,154	91,033	87,028	88,580
Mortgage-backed securities - residential	273,499	275,680	167,753	169,960	120,258	120,155

Total debt securities	354,567	359,057	$291,497	$296,238	$268,288	$269,778

Stock investments:
Equity securities	1,958	2,104	1,958	1,923	1,934	1,946
Mutual funds	1,000	997	1,000	988	1,000	989

Total stock investments	2,958	3,101	2,958	2,911	2,934	2,935

Total available for sale	357,525	362,158	294,455	299,149	271,222	272,713
Net unrealized gains on available-for-sale securities	4,633		4,694		1,491

Total carrying value	$362,158		$299,149		$272,713

The Company’s investment securities portfolio totaled $362.2 million at December 31, 2009, compared with $299.1 million at December 31, 2008. The Company’s portfolio is comprised entirely of investment grade securities, the majority of which are rated “AAA” by one or more of the nationally recognized rating agencies. The breakdown of our securities portfolio at December 31, 2009 is 76% guaranteed mortgage-backed securities, 21% municipal securities and 2% obligations of U.S. Government sponsored corporations. Mortgage-backed securities, which totaled $275.7 million at December 31, 2009, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the federal government. The Company’s municipal bond portfolio is comprised 99.6% of general obligation bonds issued by local municipalities and school districts in New York State. The Company does not invest in any securities backed by sub-prime, Alt-A or other high-risk mortgages. The Company also does not hold any preferred stock, corporate debt or trust preferred securities in its investment portfolio.

The Company had net unrealized gains of approximately $4.6 million in its securities portfolio at December 31, 2009, compared with net unrealized gains of $4.7 million at December 31, 2008.

The following table sets forth as of December 31, 2009, the maturities and the weighted-average yields of the Company’s debt securities, which have been calculated on the basis of the amortized cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis:

	At December 31, 2009
	Amount Maturing Within One Year or Less	Amount Maturing After One Year but Within Five Years	Amount Maturing After Five Years but Within Ten Years	Amount Maturing After Ten Years	Total Cost
	(In thousands)
U.S. Treasury obligations	$ 100	$ —	$ —	$ —	$ 100
Obligations of U.S. government-sponsored corporations	386	5,478	—	—	5,864
Obligations of states and political subdivisions	14,305	32,588	22,249	5,962	75,104
Mortgage-backed securities	70,781	139,133	49,681	13,904	273,499

Total debt securities available-for-sale	$ 85,572	$ 177,199	$ 71,930	$ 19,866	$ 354,567

Weighted average yield at year end(1)	4.07%	4.01%	4.17%	4.39%	4.08%

(1)

Weighted average yields on the tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a marginal federal tax rate of 34%. These yields are an arithmetic computation of interest income divided by average balance and may differ from the yield to maturity, which considers the time value of money.

Loans and Leases

The loan and lease portfolio is the largest component of the Bank’s earning assets and accounts for the greatest portion of total interest income. The Bank provides a full range of credit products through its branch network and its commercial department. Consistent with the focus on providing community banking services, the Bank generally does not attempt to diversify geographically by making a significant amount of loans to borrowers outside of the primary service area. Loans are primarily internally generated and the majority of the lending activity takes place in the New York State counties of Cortland, Madison, Onondaga, Oneida, and Oswego. In addition, the Bank originates indirect auto loans in the western counties of New York State. In connection with the Company’s ongoing strategic review and balance sheet management processes, Alliance Leasing, Inc. ceased origination of new transactions in the third quarter of 2008. The operations of Alliance Leasing are currently limited to servicing the existing lease portfolio. As a result, the lease portfolio is projected to amortize at the rate of approximately $6 million per quarter over the next year.

Total loans and leases, net of unearned income and deferred costs, were $914.2 million at December 31, 2009, compared with $910.8 million at December 31, 2008.

Residential mortgages increased $42.9 million or 13.7% in 2009 as the Company increased its share of the relatively stable local residential mortgage market. The Company originated a record $159.1 million in residential mortgages in 2009, which was a 54% increase from 2008’s originations of $103.2 million. The Company has achieved strong residential mortgage growth over the last two years, capturing a larger share of the local conventional residential mortgage market, through a planned expansion of loan origination and servicing functions. This growth was accomplished while maintaining our commitment to traditional underwriting standards. Substantially all of the Company’s residential mortgage originations are conventional mortgages originated in its local markets. The Company does not originate sub-prime, Alt-A, negative amortizing or other higher risk residential mortgages.

Commercial loans and mortgages decreased $6.3 million or 2.9% in 2009, due primarily to weak loan demand in our market and lower utilization of existing commercial line of credit facilities. Despite the weak demand, originations of commercial loans (excluding lines of credit) increased $6.1 million or 11.8% in 2009, to $57.8 million. The recent credit market turmoil and difficulties experienced by some of the larger lenders with whom we compete is anticipated to present opportunities for Alliance to compete more effectively for sound commercial credits without compromising our long-standing underwriting standards. As one of the largest community banks headquartered in Central New York, Alliance expects to play a more prominent role in meeting the financing needs of credit worthy commercial customers with terms that are sound and within our standards. The Company has recently invested in the growth of the commercial business through the hiring of experienced bankers with the expectation of increasing its originations and related deposit gathering in 2010. The Company believes that the dislocation caused by the financial crisis at the nation’s large banks will create opportunity for it to increase its market share in Central New York and grow its commercial portfolio.

Leases (net of unearned income) continued to decrease in 2009 as a result of the Company’s previously announced decision to cease new lease originations. The Company’s lease portfolio decreased $36.4 million or 34.8% in 2009 to $68.2 million at the end of the year. Leases are expected to continue to run-off at the rate of approximately $6 million per quarter over the next twelve months.

Indirect auto loan balances increased $2.1 million or 1.2% in 2009. The Company originated $90.9 million of indirect auto loans in 2009, compared with $95.0 million in 2008. Alliance originates auto loans through a network of reputable, well established automobile dealers located in Central and Western New York. Applications received through the Company’s indirect lending program are subject to the same comprehensive underwriting criteria and procedures as are employed in its direct lending programs. Credit quality metrics within this portfolio remain stable and compare favorably to the industry.

The following table sets forth the composition of the Bank’s loan and lease portfolio at the dates indicated:

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$356,906	39.2%	$314,039	34.6%	$273,465	30.6%	$252,134	28.7%	$185,760	28.5%
Commercial loans	111,243	12.2%	118,756	13.1%	121,204	13.6%	122,006	13.9%	104,797	16.0%
Commercial real estate	96,753	10.7%	95,559	10.5%	95,932	10.8%	101,594	11.5%	57,611	8.8%
Leases, net of unearned income	68,224	7.5%	104,655	11.6%	131,300	14.7%	131,048	14.9%	65,172	10.0%
Indirect auto loans	184,947	20.3%	182,807	20.2%	176,115	19.7%	181,929	20.7%	172,113	26.4%
Other consumer loans	92,022	10.1%	90,906	10.0%	94,246	10.6%	90,438	10.3%	66,981	10.3%

	910,095	100.0%	906,722	100.0%	892,262	100.0%	879,149	100.0%	652,434	100.0%

Net deferred loan costs	4,067		4,033		3,271		2,262		1,652

Total loans and leases	914,162		910,755		895,533		881,411		654,086
Allowance for credit losses and lease losses	(9,414)		(9,161)		(8,426)		(7,029)		(4,960)

Net Loans and Leases	$904,748		$901, 594		$887,107		$874,382		$649,126

The following table shows the amount of loans and leases outstanding as of December 31, 2009, which, based on remaining scheduled payments of principal, are due in the periods indicated:

	Maturing within one year or less	Maturing after one but within five years	Maturing after five but within ten years	Maturing after ten years	Total
	(In thousands)
Residential real estate	$ 15,358	$ 63,984	$ 89,836	$ 187,728	$ 356,906
Commercial loans and commercial real estate	57,014	71,851	40,198	38,933	207,996
Leases, net of unearned income	21,582	36,163	8,279	2,200	68,224
Indirect auto loans	56,927	125,964	2,056	—	184,947
Other consumer loans	20,489	42,890	23,047	5,596	92,022

Total loans & leases, net of unearned income	$ 171,370	$ 340,852	$ 163,416	$ 234,457	$ 910,095

The following table sets forth the sensitivity to changes in interest rates as of December 31, 2009:

	Fixed Rate	Variable Rate	Total
	(In thousands)
Due after one year, but within five years	$ 266,805	$ 74,047	$ 340,852
Due after five years	278,600	119,273	397,873

Asset Quality and the Allowance for Credit Losses

The following table represents a summary of delinquent loans and leases grouped by the number of days delinquent at the dates indicated:

Delinquent loans and leases	December 31, 2009		December 31, 2008
	$	%(1)	$	%(1)
	(Dollars in thousands)
30 days past due	$ 7,883	0.87%	$ 11,124	1.22%
60 days past due	2,271	0.25%	4,736	0.52%
90 days past due and still accruing	—	—	126	0.01%
Non-accrual	8,582	0.94%	4,352	0.48%

Total	$18,736	2.06%	$ 20,338	2.23%

(1)  As a percentage of total loans and leases, excluding deferred costs

Delinquent loans and leases (including non-performing) decreased modestly in 2009 through a combination of charge-offs, collections and customer payments. The equipment lease portfolio exhibited the largest decline in past-due levels in 2009, largely through charge-offs, as the Company continued to reduce its exposure to leases which have experienced disproportionately higher levels of delinquencies than the Company’s other loan categories. Leases past due 30 days or more decreased $3.3 million or 49.6% in 2009. Delinquencies in the Company’s residential mortgage, commercial and consumer loan portfolios were relatively stable in 2009, with total delinquencies up only $1.7 million for the combined portfolios, on aggregate year-end balances in these portfolios of $841.9 million.

Loans and leases past due 30 days or more totaled $18.7 million or 2.06% of total loans and leases at December 31, 2009, compared with $20.3 million or 2.23% of total loans and leases at December 31, 2008. Approximately 42% of all delinquent loans and leases at the end of 2009 were past due less than sixty days, compared with 55% at the end of 2008. Residential mortgages past due 30 days or more totaled $7.3 million at December 31, 2009, compared with $6.7 million at December 31, 2008. Commercial loans past due 30 days or more totaled $6.2 million at December 31, 2009, compared with $5.5 million at December 31, 2008.

The following table represents information concerning the aggregate amount of non-performing assets:

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Non-accrual loans and leases:
Residential real estate	$ 2,843	$ 1,506	$ 1,118	$ 298	$ 12
Commercial loans and commercial real estate	4,013	1,997	4,988	1,248	1,103
Leases	1,418	595	320	99	—
Indirect auto	109	101	83	63	74
Consumer	199	153	158	141	169

Total non-accrual loans and leases	8,582	4,352	6,667	1,849	1,358

Accruing loans and leases past due 90 days or more	—	126	39	790	270

Total non-performing loans	8,582	4,478	6,706	2,639	1,628
Other real estate owned and other repossessed assets	445	657	229	—	6

Total non-performing assets	$ 9,027	$ 5,135	$ 6,935	$ 2,639	$ 1,634

Total non-performing loans and leases to total loans and leases	0.94%	0.49%	0.75%	0.30%	0.25%
Total non-performing assets to total assets	0.64%	0.38%	0.53%	0.21%	0.17%
Allowance for credit losses to non-performing loans and leases	109.7%	204.6%	125.7%	266.4%	304.7%
Allowance for credit losses to total loans and leases	1.03%	1.01%	0.94%	0.80%	0.76%

Non-performing assets, defined as non-accruing loans and leases plus loans and leases 90 days or more past due, along with other real estate owned and other repossessed assets were $9.0 million or 0.64% of total assets at December 31, 2009, compared with $5.1 million or 0.38% of total assets at December 31, 2008. Included in nonperforming assets at the end of 2009 are nonperforming loans and leases totaling $8.6 million, compared with $4.5 million at December 31, 2008. The Company’s exposure to any individual nonperforming credit is low with an average balance of approximately $67,000 for each individual nonperforming loan and lease. Conventional residential mortgages comprised $2.8 million (35 loans) or 33% of nonperforming loans and leases at December 31, 2009. Nonperforming commercial loans totaled $4.0 million (39 loans) or 47% of nonperforming loans and leases at the end of the fourth quarter. Leases on nonperforming status totaled $1.4 million (26 leases) or 17% of nonperforming loans and leases at the end of the fourth quarter.

Non-performing assets increased in each of the first three quarters in 2009, due largely to weaknesses in the local, state and national economies, and totaled $10.6 million at the end of the third quarter of 2009. Nonperforming assets decreased $1.5 million or 14.4% during the fourth quarter of 2009 largely through charge-offs, collections and customer payments in the commercial loan and lease portfolios. Total nonperforming residential mortgages, consumer and indirect auto loans were virtually unchanged during the fourth quarter.

As a recurring part of its portfolio management program, the Company has identified approximately $9.1 million in potential problem loans at December 31, 2009, as compared to $13.3 million at December 31, 2008. The average balance of identified potential problem loans was $252,000 and $333,000 at December 31, 2009 and December 31, 2008, respectively. Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as “substandard.” At December 31, 2009, potential problem loans primarily consisted of commercial loans and commercial real estate. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

The Bank has a loan and lease monitoring program that it believes appropriately evaluates non-performing loans and leases and the loan and lease portfolio in general. The loan and lease review program continually audits the loan and lease portfolio to confirm management’s loan and lease risk rating system, and systematically tracks such problem loans and leases to ensure compliance with loan and lease policy underwriting guidelines, and to evaluate the adequacy of the allowance for credit losses.

The Bank’s policy is to place a loan or lease on non-accrual status and recognize income on a cash basis when a loan or lease is more than 90 days past due, unless in the opinion of management, the loan or lease is well secured and in the process of collection. The impact of interest not recognized on non-accrual loans and leases was $255,000 in 2009, $264,000 in 2008, and $202,000 in 2007. The Bank considers a loan or lease impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on fair value of the collateral. As of December 31, 2009, there was $3.6 million in impaired loans for which $332,000 in related allowance for credit losses was allocated. There was $1.1 million in impaired loans for which $193,000 in related allowance for credit losses was allocated as of December 31, 2008.

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

	Years ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance at beginning of year	$ 9,161	$ 8,426	$ 7,029	$ 4,960	$ 5,267
Loans and leases charged-off:
Residential real estate	76	276	103	33	39
Commercial loans and commercial real estate	1,622	1,940	545	689	393
Leases	4,122	1,844	881	560	—
Indirect auto	317	295	211	195	296
Consumer	1,135	1,284	1,487	913	360

Total loans and leases charged off	7,272	5,639	3,227	2,390	1,088
Recoveries of loans and leases previously charged off:
Residential real estate	59	32	1	1	45
Commercial loans and commercial real estate	514	113	48	59	209
Leases	165	40	13	—	—
Indirect auto	133	91	119	213	191
Consumer	554	596	653	412	192

Total recoveries	1,425	872	834	685	637

Net loans and leases charged off	5,847	4,767	2,393	1,705	451
Provision for credit losses	6,100	5,502	3,790	2,477	144
Allowance acquired from Bridge Street Financial Inc.	—	—	—	1,297	—

Balance at end of year	$ 9,414	$ 9,161	$ 8,426	$ 7,029	$ 4,960

The provision for credit losses was $6.1 million in 2009, compared with $5.5 million in 2008. Net charge-offs were $5.8 million in 2009, compared with $4.8 million in 2008. Net charge-offs equaled 0.63% of average loans and leases outstanding during 2009, compared with 0.53% in 2008. Net charge-offs in the Company’s lease portfolio comprised 68% of total net charge-offs in 2009, compared with 38% in 2008. The charge-offs in the Company’s lease portfolio in 2009 have been concentrated in four distinct segments of the portfolio, in which the aggregate balances (net of charge-downs) have been reduced to $6.4 million at the end of the year. Net charge-offs in these four segments totaled $3.1 million or 78% of all lease net charge-offs in 2009. Approximately $1.8 million or 28.7% of the leases in these segments was past due at the end of 2009, including $1.3 million (net of charge-downs to estimated collectible amounts) which are on nonaccrual status. The allowance for credit losses allocated to these four segments totaled $1.2 million or 19.0% of the net remaining balances. The remaining balance of the lease portfolio totaling approximately $61.8 million is performing well, with a delinquency and non-accrual rate of only 2.6% at December 31, 2009.

The provision for credit losses as a percentage of net charge-offs was 104% in 2009, compared with 115% in 2008. The provision as a percentage of net charge-offs was lower in 2009 due in large part to the Company’s declining exposure to leases as a result of its decision in the third quarter of 2008 to exit this line of business, along with the relatively better performance and higher credit quality of the remaining leases in the portfolio at the end of 2009. Generally stable credit quality metrics during 2009 in the Company’s mortgage, consumer and indirect and commercial loan portfolios have also contributed to the lower provision to charge-off ratio.

The allowance for credit losses was $9.4 million at December 31, 2009, compared with $9.2 million at December 31, 2008. The ratio of the allowance for credit losses to total loans and leases was 1.03% at December 31, 2009, compared with 1.01% at December 31, 2008. The ratio of the allowance for credit losses to nonperforming loans and leases was 110% at December 31, 2009, compared with 205% at December 31, 2008. The decrease in the nonperforming coverage ratio resulted from the higher level of nonperforming loans and leases in 2009. The Company believes that its process of identifying and quantifying the potential loss exposure on nonperforming loans and leases, which gives consideration to the amount and quality of information about the borrowers financial condition, their potential sources of funds for repayment and underlying collateral values, among other things, adequately quantified the Company’s loss exposure on nonperforming loans and leases as part of its overall process of determining the adequacy of the allowance for credit losses at December 31, 2009.

The allowance for credit losses has been allocated within the following categories of loans and leases at the dates indicated with the corresponding percent of loans to total loans for each category (dollars in thousands):

	At December 31,
	2009		2008		2007		2006		2005
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans

Residential real estate	$ 906	39.2%	$ 850	34.6%	$ 978	30.6%	$ 969	28.7%	$ 653	28.5%
Commercial(1)	3,959	22.9%	3,988	23.6%	4,097	24.4%	3,143	25.4%	2,521	24.8%
Leases	2,624	7.5%	2,673	11.6%	1,951	14.7%	1,468	14.9%	385	10.0%
Indirect auto	995	20.3%	879	20.2%	685	19.7%	785	20.7%	1,099	26.4%
Consumer	930	10.1%	771	10.0%	715	10.6%	664	10.3%	302	10.3%

Total	$ 9,414	100.0%	$ 9,161	100.0%	$ 8,426	100.0%	$ 7,029	100.0%	$ 4,960	100.00%

(1)	includes commercial real estate loans

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

The following table sets forth the composition of the Company’s deposits by business line at year-end (dollars in thousands):

	December 31, 2009					December 31, 2008
	Retail	Commercial	Municipal	Total	Percent	Retail	Commercial	Municipal	Total	Percent

Non-interest checking	$40,320	$115,304	$3,525	$159,149	14.8%	$35,685	$101,423	$3,737	$140,845	15.0%
Interest checking	97,580	15,559	17,229	130,368	12.1%	82,096	11,134	13,062	106,292	11.3%
Total checking	137,900	130,863	20,754	289,517	26.9%	117,781	112,557	16,799	247,137	26.3%

Savings	82,328	9,714	2,482	94,524	8.8%	76,811	8,049	3,382	88,242	9.4%
Money market	82,103	96,760	138,188	317,051	29.5%	74,597	45,471	127,324	247,392	26.4%
Time deposits	311,626	20,568	42,385	374,579	34.8%	296,381	20,189	38,541	355,111	37.9%

Total deposits	$613,957	$257,905	$203,809	$1,075,671	100.0%	$565,570	$186,266	$186,046	$937,882	100.0%

Total deposits were $1.1 billion at December 31, 2009, which was an increase of $137.8 million or 14.7% compared with December 31, 2008. Approximately 78% of the deposit increase, or $108.0 million, resulted from growth across all of our retail, commercial and municipal business lines. The Company’s deposit mix continued to be weighted heavily in lower cost demand, savings and money market accounts (transaction accounts), which comprised 65.2% of total deposits at the end of 2009, compared with 62.1% at the end of 2008. The Company’s ability to gather core transaction deposits over the past year has been greatly enhanced by its strong financial position and earnings performance, enhanced product offerings including upgraded treasury management and internet banking platforms, and a high positive awareness of Alliance’s brand. These factors, combined with negative operating performance or other challenges being experienced by certain larger financial institutions operating in our market, have been important contributors to the Company’s core deposit gains in 2009. The balance of the increase in deposits in 2009 resulted from the acquisition of wholesale time deposits to fund investment portfolio growth.

Time deposits in excess of $100,000, which tend to be more volatile and sensitive to interest rates, totaled $108.3 million at December 31, 2009, representing 28.9% of total time deposits and 10.1% of total deposits. These deposits totaled $102.0 million, representing 28.7% of total time deposits and 10.9% of total deposits at year-end 2008.

The following table schedules the amount of the Company’s time deposits of $100,000 or more by time remaining until maturity as of December 31, 2009 (in thousands):

Less than three months	$ 24,193
Three months to six months	30,618
Six months to one year	39,923
Over one year	13,562

Total	$ 108,296

Borrowings

The Bank offers retail repurchase agreements primarily to its larger business customers. Under the terms of the agreements, the Bank sells investment portfolio securities to the customer and agrees to repurchase the securities on the next business day. The Bank uses this arrangement as a deposit alternative for its business customers. As of December 31, 2009, retail repurchase agreement balances amounted to $17.2 million compared to balances of $40.5 million at December 31, 2008.

During 2009, the Bank utilized collateralized repurchase agreements with various brokers and advances from the Federal Home Loan Bank of New York (FHLB) as alternative sources of funding and as a liability management tool. At December 31, 2009, the combination of repurchase agreements and FHLB advances were $155.5 million, compared to $198.5 million at December 31, 2008. Detailed information regarding the Company’s borrowings is included in Note 7 in the consolidated financial statements section of this report.

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

Shareholders’ equity decreased $20.5 million in 2009, and was $123.9 million at December 31, 2009. The redemption of the preferred stock and repurchase of the warrant in connection with the Company’s exit from the Treasury Department’s Capital Purchase Program, along with the dividends paid on the preferred stock, reduced shareholders’ equity by $28.3 million in 2009. Net income for the year increased shareholders’ equity by $11.4 million and was partially offset by common stock dividends declared of $5.0 million or $1.08 per common share.

The Company’s Tier 1 leverage ratio was 7.55% and its total risk-based capital ratio was 13.14% at the end of the fourth quarter, both of which exceeded the regulatory thresholds required to be classified as a well-capitalized institution, which are 5.0% and 10.0%, respectively.

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of the Bank, that supports growth and expansion activities while at the same time exceeding regulatory standards. Capital adequacy in the banking industry is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. At December 31, 2009, the Company exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized institution.” A more comprehensive analysis of regulatory capital requirements, including ratios for the Company, is included in Note 18 of the consolidated financial statements.

Liquidity and Capital Resources

The Company’s liquidity is primarily measured by the Bank’s ability to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of market interest rate opportunities. Funding of loan and lease commitments, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases, and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Management Committee (ALCO) of the Bank is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of December 31, 2009, that liquidity as measured by the Bank is in compliance with its policy guidelines.

The Bank’s principal sources of funds for operations are cash flows generated from earnings, deposits, securities, loan and lease repayments, borrowings from the FHLB, and securities sold under repurchase agreements. During the year ended December 31, 2009, cash and cash equivalents decreased by $21.4 million, as net cash provided by operating and financing activities of $51.5 million was more than offset by net cash used in investing activities of $72.9 million. Net cash used in investing activities primarily resulted from a net increase loans of $9.7 million and securities purchases exceeding maturities, sales and principal repayments by $62.4 million. The net cash provided by financing activities principally reflects a $137.8 million net increase in deposits, partly reduced by a net decrease in borrowings of $66.3 million, redemption of Preferred Stock of $26.9 million and cash dividends of $5.4 million in the year ended December 31, 2009. Net cash from operating activities was primarily provided by net income in the amount of $11.4 million.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of December 31, 2009, the Bank’s credit limit with the FHLB was $152.0 million with outstanding borrowings in the amount of $135.5 million.

The Company had a $127.7 million line of credit at December 31, 2009 with the Federal Reserve Bank of New York through its Discount Window. The Company has pledged indirect auto loans and securities totaling $186.7 million and $4.5 million, respectively, at December 31, 2009. The Company did not draw any funds on this line of credit in 2009. At December 31, 2009 and 2008, the Company also had available $76.5 million of federal funds lines of credit with other financial institutions, none of which was in use at December 31, 2009 and 2008, respectively.

In December 2003, the Company formed Alliance Financial Capital Trust I, a wholly-owned subsidiary of the Company. The trust was formed for the purpose of issuing $10.0 million of Company-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debentures held by the trust are the sole assets of that trust. Distributions on the capital securities issued by the trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by the trust. The capital securities have a variable annual coupon rate that resets quarterly based upon three-month LIBOR plus 285 basis points (3.13% at December 31, 2009). The capital securities have a 30-year maturity and are redeemable at par beginning in January 2009.

In September 2006, the Company formed Alliance Financial Capital Trust II, a wholly-owned subsidiary of the Company. The trust was formed for the purpose of issuing $15.0 million of Company-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debentures held by the trust are the sole assets of that trust. Distributions on the capital securities issued by the trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by the trust. The capital securities have a variable annual coupon rate that resets quarterly based upon three-month LIBOR plus 165 basis points (1.90% at December 31, 2009). The capital securities have a 30-year maturity and are redeemable at par in September 2011 and any time thereafter.

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements

Contractual Obligations

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents as of December 31, 2009, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due In
	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
		(Dollars in thousands)
Time deposits*	6	$ 286,611	$ 71,215	$ 16,753	$ —	$ 374,579
Borrowings*	7	57,707	25,000	50,000	40,000	172,707
Junior subordinated obligations issued to unconsolidated subsidiaries*	8	—	—	—	25,774	25,774
Operating leases	15	1,003	1,548	874	2,657	6,082
Purchase obligations	15	172	344	344	1,536	2,396

Total		$ 345,493	$ 98,107	$ 67,971	$ 69,967	$ 581,538

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

As of December 31, 2009, the liability for uncertain tax positions, excluding associated interest and penalties, was $115,000. This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table.

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

The following table details the amounts and expected maturities of significant commitments and off-balance sheet arrangements as of December 31, 2009. Further discussion of these commitments and off-balance sheet arrangements is included in Note 15 to the consolidated financial statements.

Commitments to extend credit:	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(Dollars in thousands)
Residential real estate	$ 8,984	$ —	$ —	$ —	$ 8,984
Commercial loans and leases	38,776	7,207	2,037	23,968	71,988
Revolving home equity lines	1,345	8,548	12,323	28,831	51,047
Consumer revolving credit	30,697	—	—	—	30,697
Standby letters of credit	4,371	—	—	—	4,371

Total	$ 84,173	$ 15,755	$ 14,360	$ 52,799	$ 167,087

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

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

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

Interest rate risk is monitored primarily through the use of two complementary measures: earnings simulation modeling and net portfolio value estimation. Both measures are highly assumption dependent and change regularly as the balance sheet and business mix evolve; however, taken together, they represent a reasonably comprehensive view of the magnitude of interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. The key assumptions employed by these measures are analyzed regularly and reviewed by the ALCO.

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case information in the table shows (1) an estimate of the Corporation’s net portfolio value at December 31, 2009 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income for the year ending December 31, 2010 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current rate levels and repricing balances are adjusted to current rate levels. The rate change information in the table shows estimates of net portfolio value at December 31, 2009 and net interest income for the year ending December 31, 2010 assuming rate changes of plus 100, 200, and 300 basis points and minus 100 basis points. In addition, cash flows for non-maturity deposits are based on a decay or runoff rate based on average account age. Also, rate changes are assumed to be shock or immediate changes and occur uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In projecting future net interest income under the indicated rate change scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed rate level and adjusting repricing balances to the assumed rate level.

Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100, 200, or 300 basis points would have a negative effect on net interest income over a one-year time period. This is principally because the Bank’s interest-bearing deposit accounts are assumed to reprice faster than its loans and investment securities. However, if the Bank does not increase the rates paid on its deposit accounts as quickly or in the same amount as increases in market interest rates, the magnitude of the negative impact will decline, and the impact may even become positive. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital. Generally, the reverse should be true of an immediate decrease in interest rates of 100 basis points. However, the positive impact on net interest income of a decline in interest rates of 100 basis points is currently constrained by the low level of deposit rates.

	Net Portfolio Value at December 31, 2009		Net Interest Income Year Ending December 31, 2010
Rate Change Scenario	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case
	(Dollars in thousands)
+300 basis point rate shock	$211,394	(18.9)%	$34,320	(25.2)%
+200 basis point rate shock	223,366	(14.3)%	40,221	(12.3)%
+100 basis point rate shock	238,285	(8.5)%	42,203	(8.0)%
Base case (no rate change)	260,511	—%	45,881	—%
-100 basis point rate shock	249,122	(4.4)%	46,794	2.0%

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

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. In addition, based on our assessment, management has determined that there were no material weaknesses in the Company’s internal controls over financial reporting.

The Company’s independent registered public accounting firm, Crowe Horwath LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is set forth below under the heading “Report of Independent Registered Public Accounting Firm on Internal Control.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM ON INTERNAL CONTROL

We have audited Alliance Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alliance Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alliance Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alliance Financial Corporation as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/Crowe Horwath LLP
Crowe Horwath LLP

Livingston, New Jersey

March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM ON FINANCIAL STATEMENTS

Board of Directors and Shareholders

Alliance Financial Corporation

Syracuse, New York

We have audited the accompanying consolidated balance sheets of Alliance Financial Corporation as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Financial Corporation as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alliance Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/Crowe Horwath LLP
Crowe Horwath LLP

Livingston, New Jersey

March 12, 2010

Alliance Financial Corporation and Subsidiaries

Consolidated Balance Sheets

December 31, 2009 and 2008

(Dollars in thousands, except per share data)	2009	2008

Cash and due from banks	$ 26,696	$ 21,172
Federal funds sold	—	26,918

Cash and cash equivalents	26,696	48,090

Securities available-for-sale	362,158	299,149
Federal Home Loan Bank of NY(“FHLB”) and Federal Reserve Bank (“FRB”) Stock	10,074	11,844
Loans held for sale	1,023	875
Loans and leases, net of unearned income	914,162	910,755
Less allowance for credit losses	9,414	9,161

Net loans and leases	904,748	901,594

Premises and equipment, net	20,086	21,202
Accrued interest receivable	4,167	4,218
Bank-owned life insurance	27,354	24,940
Goodwill	32,073	32,073
Intangible assets, net	10,075	11,528
Other assets	18,790	11,845

Total assets	$1,417,244	$1,367,358

Liabilities and shareholders’ equity
Liabilities:
Deposits
Non-interest bearing	$ 159,149	$ 140,845
Interest bearing	916,522	797,037

Total deposits	1,075,671	937,882

Borrowings	172,707	238,972
Accrued interest payable	1,745	3,037
Other liabilities	17,412	17,212
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	25,774

Total liabilities	1,293,309	1,222,877

Commitments and contingent liabilities (Note 15)	—	—

Shareholders’ equity:
Preferred stock – par value $1.00 a share; 900,000 shares authorized, $26,918 liquidation value, none issued and outstanding in 2009; 26,918 shares issued and outstanding in 2008	—	26,331
Preferred stock – par value $1.00 a share; 100,000 shares authorized, Series A, junior preferred stock, none issued and outstanding	—	—
Common stock – par value $1.00 a share; 10,000,000 shares authorized, 4,937,233 and 4,901,222 shares issued, and 4,614,921 and 4,578,910 shares outstanding for 2009 and 2008, respectively	4,937	4,901
Surplus	43,013	41,922
Undivided profits	86,194	81,110
Accumulated other comprehensive income	946	971
Directors’ stock-based deferred compensation plan: 103,512 and 85,510 shares, respectively	(2,499)	(2,098)
Treasury stock, at cost: 322,312 shares	(8,656)	(8,656)

Total Shareholders’ Equity	123,935	144,481

Total Liabilities and Shareholders’ Equity	$1,417,244	$1,367,358

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands, except per share data)
Interest and fees on loans and leases	$49,832	$54,857	$58,992
Federal funds sold and interest bearing deposits	15	100	28
Interest and dividends on taxable securities	10,701	9,430	8,546
Interest and dividends on nontaxable securities	3,414	3,577	3,466

Total Interest Income	63,962	67,964	71,032
Interest Expense
Deposits:
Savings accounts	454	492	474
Money market accounts	3,347	4,732	6,322
Time accounts	9,622	15,277	20,547
NOW accounts	531	733	911

Total	13,954	21,234	28,254
Borrowings:
Repurchase agreements	955	1,584	2,790
FHLB advances	4,864	6,050	5,546
Junior subordinated obligations	808	1,399	1,960

Total interest expense	20,581	30,267	38,550

Net interest income	43,381	37,697	32,482
Provision for credit losses	6,100	5,502	3,790

Net interest income after provision for credit losses	37,281	32,195	28,692
Non-interest income:
Investment management income	7,134	8,670	9,180
Service charges on deposit accounts	5,037	5,164	5,296
Card-related fees	2,248	2,106	1,942
Insurance agency income	1,387	1,583	1,855
Income from bank-owned life insurance	1,014	856	635
Gain on the sale of loans	748	252	192
Gain (loss) on sale of securities available-for-sale	2,168	137	(12)
Other non-interest income	1,075	1,592	2,204

Total non-interest income	20,811	20,360	21,292
Non-interest expense:
Salaries and employee benefits	20,428	19,823	18,281
Occupancy and equipment expense	7,047	7,032	6,765
Communication expense	756	791	827
Office supplies and postage expense	1,337	1,137	1,236
Marketing expense	932	1,090	1,237
Amortization of intangible assets	1,453	1,622	1,729
Professional fees	2,893	2,661	2,845
FDIC insurance premium	2,284	557	113
Other non-interest expense	6,078	4,665	4,605

Total non-interest expenses	43,208	39,378	37,638

Income before income tax expense	14,884	13,177	12,346
Income tax expense	3,436	2,820	2,869

Net income	$11,448	$10,357	$9,477

Dividends and accretion of discount on preferred stock	1,084	47	—

Net income available to common shareholders	$10,364	$10,310	$9,477
Earnings Per Common Share
Basic	$2.25	$2.23	$1.98
Diluted	$2.24	$2.21	$1.95

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2009, 2008 and 2007

	Issued and Outstanding Common Shares	Preferred Stock	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Directors’ Deferred Stock	Total
		(In thousands, except per share data)
Balance at January 1, 2007	4,800,512	—	4,895	38,986	70,658	(2,122)	(2,911)	—	109,506
Comprehensive income:
Net income	—	—	—	—	9,477	—	—	—	9,477
Other comprehensive income, net of taxes	—	—	—	—	—	3,327	—	—	3,327
Total comprehensive income	—	—	—	—	—	—	—	—	12,804
Issuance of restricted stock	16,950	—	17	(17)	—	—	—	—	—
Forfeiture of restricted stock	(10,150)	—	(10)	(80)	—	—	—	—	(90)
Amortization of restricted stock	—	—	—	330	—	—	—	—	330
Stock options exercised	8,027	—	8	170	—	—	—	—	178
Tax benefit of stock-based compensation	—	—	—	97	—	—	—	—	97
Retirement of common stock	(20,524)	—	(21)	(639)	—	—	—	—	(660)
Cash dividend $0.90 per share	—	—	—	—	(4,291)	—	—	—	(4,291)
Treasury stock purchased	(83,930)	—	—	—	—	—	(2,314)	—	(2,314)
Balance at December 31, 2007	4,710,885	—	4,889	38,847	75,844	1,205	(5,225)	—	115,560
Comprehensive income:
Net income	—	—	—	—	10,357	—	—	—	10,357
Other comprehensive loss, net of taxes	—	—	—	—	—	(195)	—	—	(195)
Total comprehensive income									10,162
Cumulative effect of change in pension measurement date	—	—	—	—	44	(39)	—	—	5
Cumulative effect of change in accounting for adoption of EITF06-4	—	—	—	—	(462)	—	—	—	(462)
Issuance of preferred stock and warrants	—	26,325	—	593	—	—	—	—	26,918
Accretion of preferred stock discount	—	6	—	—	(6)	—	—	—	—
Issuance of restricted stock	15,500	—	16	(16)	—	—	—	—	—
Forfeiture of restricted stock	(3,575)	—	(4)	(11)	—	—	—	—	(15)
Amortization of restricted stock	—	—	—	374	—	—	—	—	374
Tax benefit of stock-based compensation	—	—	—	37	—	—	—	—	37
Cash dividend $1.00 per common share	—	—	—	—	(4,626)	—	—	—	(4,626)
Preferred stock dividend	—	—	—	—	(41)	—	—	—	(41)
Treasury stock purchased	(143,900)	—	—	—	—	—	(3,431)	—	(3,431)
Directors’ deferred stock plan purchase	—	—	—	2,098	—	—	—	(2,098)	—
Balance at December 31, 2008	4,578,910	$ 26,331	$ 4,901	$ 41,922	$ 81,110	$ 971	$ (8,656)	$ (2,098)	$ 144,481
Comprehensive income:
Net income	—	—	—	—	11,448	—	—	—	11,448
Other comprehensive loss, net of taxes	—	—	—	—	—	(25)	—	—	(25)
Total comprehensive income	—	—	—	—	—	—	—	—	11,423
Redemption of preferred stock	—	(26,918)	—	—	—	—	—	—	(26,918)
Accretion of preferred stock discount	—	587	—	—	(587)	—	—	—	—
Issuance of restricted stock	11,850	—	12	(12)	—	—	—	—	—
Forfeiture of restricted stock	(16,450)	—	(16)	(49)	—	—	—	—	(65)
Retirement of common stock	(14,078)	—	(14)	(407)	—	—	—	—	(421)

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (cont’d)

Years Ended December 31, 2009, 2008 and 2007

	Issued and Outstanding Common Shares	Preferred Stock	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Directors’ Deferred Stock	Total
Amortization of restricted stock	—	—	—	373	—	—	—	—	373
Stock options exercised	54,689		54	1,298	—	—	—	—	1,352
Tax benefit of stock-based compensation	—	—	—	80	—	—	—	—	80
Cash dividend $1.08 per common share	—	—	—	—	(4,973)	—	—	—	(4,973)
Preferred stock dividend	—	—	—	—	(497)	—	—	—	(497)
Repurchase of warrant	—	—	—	(593)	(307)	—	—	—	(900)
Directors’ deferred stock plan purchase	—	—	—	401	—	—	—	(401)	—
Balance at December 31, 2009	4,614,921	$ —	$ 4,937	$ 43,013	$ 86,194	$ 946	$ (8,656)	$ (2,499)	$123,935

The accompanying notes are an integral part of the consolidated financial statements

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
		(In thousands)
Net income	$ 11,448	$ 10,357	$ 9,477
Other comprehensive income (loss) net of tax:
Net unrealized gains for the period on securities available for sale, net of tax expense of $816 in 2009, $1,275 in 2008, and $1,222 in 2007	1,291	2,021	1,924
Reclassification adjustment for security (gains) losses included in net income, net of tax expense (benefit) of $839 in 2009, $53 in 2008, and $(5) in 2007	(1,329)	(84)	7
Change in accumulated unrealized loss and prior service costs for pension and other post-retirement benefits, net of tax (benefit) expense of $9 in 2009, $(1,371) in 2008 and $310 in 2007	13	(2,132)	569
Post-retirement plan amendment net of tax benefit of $(521)	—	—	827

Total other comprehensive (loss) income	(25)	(195)	3,327

Comprehensive income	$ 11,423	$ 10,162	$ 12,804

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Operating Activities:		(In thousands)
Net income	$ 11,448	$ 10,357	$ 9,477
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,100	5,502	3,790
Depreciation expense	2,405	2,516	2,456
Increase in surrender value of life insurance	(1,014)	(856)	(635)
Deferred income tax benefit	150	439	(488)
Amortization (accretion) of investment security discounts and premiums, net	1,488	189	(38)
Net (gain) loss on sale of securities available-for-sale	(2,168)	(137)	12
Net gain on sale of premises and equipment	(16)	—	(10)
Impairment write-down on premises	105	—	—
Proceeds from the sale of loans and leases held-for-sale	46,968	25,281	13,043
Origination of loans held-for-sale	(46,752)	(12,223)	(14,973)
Net gains on sale of loans and leases	(748)	(252)	(192)
Write-down of leases transferred to held-for-sale	—	160	—
Gain on lease prepayment	—	—	(286)
Gain on sale of assets held-for-sale	—	(99)	—
Loss (gain) on foreclosed real estate-owned	8	(71)	43
Amortization of capitalized servicing rights	321	272	296
Amortization of intangible assets	1,453	1,622	1,729
Restricted stock expense, net	308	359	240
Change in prepaid/accrued FDIC insurance premium	(5,551)	133	—
Change in other assets and liabilities	(1,924)	1, 130	235

Net cash provided by operating activities	12,581	34,322	14,699

Investing Activities:
Proceeds from maturities, redemptions, calls and principal repayments of investment securities, available-for-sale	139,782	84,456	79,347
Proceeds from sales of investment securities available-for-sale	94,943	6,299	6,975
Purchase of investment securities available-for-sale	(297,115)	(114,040)	(101,852)
Purchase of FRB and FHLB stock	(25,997)	(22,466)	(26,197)
Redemption of FRB and FHLB stock	27,767	20,129	24,675
Net increase in loans and leases	(9,694)	(31,468)	(16,670)
Purchases of premises and equipment	(1,409)	(1,553)	(2,596)
Proceeds from the sale of premises and equipment	31	119	174
Proceeds from disposition of assets held-for-sale	—	176	107
Proceeds from disposition of foreclosed assets	211	689	—
Purchase of bank-owned life insurance	(1,400)	(7,000)	—

Net cash used in investing activities	(72,881)	(64,659)	(36,037)

Financing Activities:
Net increase in demand deposits, NOW, money market and savings accounts	118,321	56,886	26,306
Net increase (decrease) in time deposits	19,468	(64,234)	(17,689)
Net (decrease) increase in short-term borrowings	(32,488)	5,215	(12,021)
Payments on long-term borrowings	(68,777)	(17,000)	(15,700)
Proceeds from long-term borrowings	35,000	50,000	50,000
Proceeds from the exercise of stock options	1,352	—	178
Retirement of common stock	(421)	—	—
Treasury stock purchased	—	(3,431)	(2,314)
Purchase of shares for directors’ deferred stock-based plan	(401)	(2,098)	—
Tax benefit of stock-based compensation	80	37	97
Issuance of preferred stock and warrants	—	26,918	—
Redemption of preferred stock	(26,918)	—	—
Repurchase of warrant	(900)	—	—
Cash dividends paid to common shareholders	(4,872)	(4,570)	(4,213)
Cash dividends paid to preferred shareholders	(538)	—	—

Net cash provided by financing activities	38,906	47,723	24,644

Net (decrease) increase in cash and cash equivalents	(21,394)	17,386	3,306
Cash and cash equivalents at beginning of year	48,090	30,704	27,398

Cash and cash equivalents at end of year	$ 26,696	$ 48,090	$ 30,704

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (cont’d)

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Supplemental Disclosures of Cash Flow Information:
Interest received during the year	$ 64,013	$ 68,336	$ 71,136
Interest paid during the year	21,873	31,113	37,300
Income taxes paid	3,657	1,377	2,971
Non-cash investing activities:
Change in unrealized loss on securities available-for-sale	(61)	3,203	3,155
Transfer between premises and equipment and assets held-for-sale	—	724	(1,459)
Transfer of loans to foreclosed real estate	440	660	441
Transfer of leases to held-for-sale	—	10,819	—
Non-cash financing activities:
Dividends declared and unpaid	1,292	1,232	1,135

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

1. Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Alliance Bank, N.A. and Ladd’s Agency, Inc., after elimination of intercompany accounts and transactions. The Company’s wholly-owned subsidiaries, Alliance Financial Capital Trust I and II, qualify as variable interest entities under FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (Accounting StandardsTopic 810-10-05). However, the Company is not the primary beneficiary and therefore has not consolidated the accounts of Alliance Financial Capital Trust I and II in its consolidated financial statements.

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

The Company is also subject to liquidity risk which is the current and prospective risk to earnings or capital arising from a bank’s ability to meet its obligations when they come due without incurring unacceptable losses. The Company’s liquidity is primarily measured by the Bank’s ability to provide funds to meet loans requests, to accommodate possible outflows of deposits, and to take advantage of market interest rate opportunities.

Cash Flows

Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan, lease and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Securities

The Company classifies debt securities as held-to-maturity or available-for-sale at the time of purchase. Held-to-maturity debt securities are those that the Company has the positive intent and ability to hold to maturity, and are reported at cost, adjusted for amortization of premiums and accretion of discounts. Debt securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value, with net unrealized gains and losses reflected as a separate component of accumulated other comprehensive income, net of taxes. None of the Company’s debt securities have been classified as trading securities or held-to-maturity. Equity securities with readily determinable fair values are classified as available-for-sale.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies (cont’d)

Gains and losses on the sale of securities are based on the specific identification method. Premiums and discounts on securities are amortized and accreted into income using the interest method over the life of the security. Purchases and sales of securities are recognized on a trade-date basis.

Securities are reviewed regularly for other than temporary impairment. When an investment is impaired, we assess whether we intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. For debt securities, that are considered other than temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The cost basis of individual equity securities is written down to estimated fair value through a charge to earnings when decline in value below cost are considered to be other than temporary.

Federal Home Loan Bank of New York and Federal Reserve Bank Stock

Investments in Federal Reserve and Federal Home Loan Bank stock are required for membership in those organizations and are carried at cost since there is no market value available.

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

Loans Held for Sale and Mortgage Servicing Rights

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are charged to earnings.

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

Loans and Leases

Loans and leases held for investment are stated at unpaid principal balances less the allowance for credit losses, unearned interest income and net deferred loan origination fees and costs. Interest on loans is based upon the principal amount outstanding. Interest on loans is accrued except when in management’s opinion the collectibility of interest is doubtful, at which time the accrual of interest on the loan is discontinued. Loan and lease origination fees and certain direct origination costs are deferred and the net amount is amortized as a yield adjustment over the life of the loan or lease.

Operating leases are stated at cost of the equipment less scheduled depreciation. Equipment on operating leases is depreciated on a straight-line basis to its estimated residual value over the lease term. Operating lease income is recognized on a straight-line basis over the term of the lease. Lease

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies (cont’d)

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

A loan or lease is considered impaired when, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. The measurement of impaired loans and leases is generally discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on fair value of the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans less than $250,000, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

Loans and leases are charged off when they are considered a loss regardless of the delinquency status. From a delinquency standpoint, the policy of the Company is to charge off loans when they are 120 days past due unless extenuating circumstances are documented that attest to the ability to collect the loan. In special circumstances loans and leases will be charged off no later than 90 days of discovery or 120 days delinquent, whichever is shorter. In lieu of charging off the entire loan balance, loans with collateral may be written down to the value of the collateral, less cost to sell, if foreclosure or repossession of collateral is assured and is in process.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired for transactions accounted for under the purchase method of accounting for business combinations. Goodwill is not being amortized, but is evaluated at least annually for impairment. The Company has selected October 31 as the date to perform the annual impairment test. Intangible assets resulting from the acquisition of Bridge Street Financial, Inc. in 2006 include core deposit intangibles, customer relationship intangibles and a covenant to not compete. The core deposit intangible and customer list intangible are being amortized over 10 years using an accelerated method. The non-compete covenant is being amortized on a straight-line basis over a period of 3 years based on the agreement. The investment management intangible related to the purchase of certain trust accounts and related assets under management from HSBC, USA, N.A. in 2005 is being amortized over the expected useful life of the relationships acquired. These intangibles are tested for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

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

1. Basis of Presentation and Significant Accounting Policies (cont’d)

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

Directors Stock-Based Deferral Plan

In accordance with Accounting Standards Codification Topic 710-10-25 “Deferred Compensation – Rabbi Trusts,” the stock held in the trust is classified in equity similar to the manner in which treasury stock is classified.

Earnings Per Common Share

Earnings per share is computed using the two-class method. Basic earnings per common share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities. All outstanding unvested restricted stock awards containing rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards and warrants, but excludes awards considered participating securities.

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

1. Basis of Presentation and Significant Accounting Policies (cont’d)

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

The Company adopted the guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

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

Segment Reporting

The Company’s operations are solely in the financial services industry and include providing to its customers traditional banking, equipment leasing and other financial services including investment management services. The Company operates primarily in the geographical regions of Cortland, Madison, Oneida, Onondaga, and Oswego counties of New York State, and from a Trust Administration Center in Buffalo, NY. In addition, Alliance Leasing conducted business in over thirty states. While the Company’s chief decision-makers monitor the revenue streams of the various Company products and services, the segments that could be separated from the Company’s primary business of banking do not meet the criteria for separate disclosure. Accordingly, all of the Company’s financial service operations are considered by management to be combined in one reportable operating segment.

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies (cont’d)

Adoption of New Accounting Standards

The Company adopted ASC Topic 260-10-45-59A through 61A (“ASC 260-10-45”), “Participating Securities and the Two Class Method”. ASC 206-10-45 requires the use of the two-class method for computing earnings per share when stock compensation awards with non-forfeitable dividend rights are present. Prior earnings per share amounts have been retrospectively adjusted to conform to the provisions of ASC 206-10-45. See Note 9 to the Company’s consolidated financial statements for disclosure of the earnings per share calculation in accordance with ASC 206-10-45.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (ASC 810-10). ASC 810-10 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. ASC 810-10 was effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The effect of adopting this new guidance did not have a material effect on the financial statements.

In December 2008, the FASB issued Staff Position (“FSP”) No. 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets (ASC 715-20). The FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. These additional disclosures include disclosure of investment policies and fair value disclosures of plan assets, including fair value hierarchy. The FSP also includes a technical amendment that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. This FSP is effective for fiscal years ending after December 15, 2009. Upon initial application, provisions of the FSP are not required for earlier periods that are presented for comparative purposes. The new disclosures have been presented in the notes to the consolidated financial statements.

In April 2009, the FASB issued ASC Topic 320-10-65, “Transition Related to FSP 115-2 & 124-2 Recognition and Presentation of Other-Than Temporary Impairments,” which amended guidance for determining other-than-temporary impairment (“OTTI”) on debt securities. The ASC eliminates the requirement for the issuer to evaluate whether it has the intent and ability to hold an impaired investment until maturity. Conversely, the new ASC requires the issuer to recognize an OTTI in the event that the issuer intends to sell the impaired security or in the event that it is more likely than not that the issuer will sell the security prior to recovery. In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI. In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the ASC provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income. Conversely, in the event that the issuer intends to sell the security before the recovery of its cost basis or if it is more likely than not that the Company will have to sell the security before recovery of its cost basis, then the entire OTTI will be recognized in earnings. The ASC is effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In June 2009, the FASB replaced Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, with Statement 162, The Hierarchy of Generally Accepted Accounting Principles, and to establish the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods after September 15, 2009.

Newly Issued Not Yet Effective Standards

In June 2009, FASB issued Statement No. 166: Accounting for Transfers of Financial Assets - An Amendment of FASB Statement No. 140 (ASC 810). The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.  Basis of Presentation and Significant Accounting Policies (cont’d)

This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

FASB No. 167, Amendments to FASB Interpretation No. 46(R), which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement also requires additional disclosures about an enterprise’s involvement in variable interest entities. This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.  Securities

The amortized cost and estimated fair value of securities at December 31 are as follows (in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Treasury obligations	$ 100	$ 1	$ —	$ 101
Obligations of U.S. government-sponsored corporations	5,864	265	—	6,129
Obligations of states and political subdivisions	75,104	2,135	92	77,147
Mortgage-backed securities - residential	273,499	4,030	1,849	275,680

Total debt securities	354,567	6,431	1,941	359,057
Stock Investments:
Equity securities	1,958	153	7	2,104
Mutual Funds	1,000	19	22	997

Total stock investments	2,958	172	29	3,101

Total available-for-sale	$ 357,525	$ 6,603	$ 1,970	$ 362,158

Mortgage-backed securities, which totaled $275.7 million at December 31, 2009, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the federal government. The Company does not invest in any securities backed by sub-prime, Alt-A or other high-risk mortgages. The Company also does not hold any preferred stock, corporate debt or trust preferred securities in its investment portfolio.

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Treasury obligations	$ 101	$ 1	$ —	$ 102
Obligations of U.S. government-sponsored corporations	34,489	654	—	35,143
Obligations of states and political subdivisions	89,154	2,148	269	91,033
Mortgage-backed securities - residential	167,753	2,521	314	169,960

Total debt securities	291,497	5,324	583	296,238
Stock Investments:
Equity securities	1,958	—	35	1,923
Mutual Funds	1,000	14	26	988

Total stock investments	2,958	14	61	2,911

Total available-for-sale	$ 294,455	$ 5,338	$ 644	$ 299,149

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2.  Securities (cont’d)

The carrying value and estimated fair value of debt securities at December 31, by contractual maturity, are shown as follows (in thousands). The maturities of mortgage-backed securities are based on average life of the security. All other expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Amortized Cost	Estimated Fair Value
Due in one year or less	$ 85,572	$ 86,901
Due after one year through five years	177,199	179,738
Due after five years through ten years	71,930	72,368
Due after ten years	19,866	20,050

Total debt securities	$ 354,567	$ 359,057

	December 31, 2008
	Amortized Cost	Estimated Fair Value
Due in one year or less	$ 75,606	$ 76,391
Due after one year through five years	150,894	153,745
Due after five years through ten years	47,396	48,413
Due after ten years	17,601	17,689

Total debt securities	$ 291,497	$ 296,238

At December 31, 2009 and 2008, securities with a carrying value of $319.0 million and $293.1 million, respectively, were pledged as collateral for certain deposits and other purposes as required or permitted by law.

The Company recognized gross gains on sales of securities of $2.2 million, $137,000, and $0, for 2009, 2008, and 2007, respectively, and gross losses of $0, $0, and $12,000, for 2009, 2008, and 2007, respectively. The tax provision (benefit) related to these net realized gains and losses was $839,000, $53,000, and $(5,000), respectively.

The following table shows the securities with unrealized losses at year end, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (in thousands):

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$ 7,013	$ 87	$ 200	$ 5	$ 7,213	$ 92
Mortgage-backed securities	82,274	1,773	1,747	76	84,021	1,849

Subtotal, debt securities	89,287	1,860	1,947	81	91,234	1,941
Equity securities	—	—	23	7	23	7
Mutual Funds	—	—	478	22	478	22

Total temporarily impaired securities	$ 89,287	$ 1,860	$ 2,448	$ 110	$ 91,735	$ 1,970

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$ 8,342	$ 269	$ —	$ —	$ 8,342	$ 269
Mortgage-backed securities	22,804	164	5,636	150	28,440	314

Subtotal, debt securities	31,146	433	5,636	150	36,782	583
Equity securities	1,923	35	—	—	1,923	35
Mutual Funds	—	—	474	26	474	26

Total temporarily impaired securities	$ 33,069	$ 468	$ 6,110	$ 176	$ 39,179	$ 644

Management does not believe any individual unrealized loss as of December 31, 2009 represents an other-than-temporary impairment. A total of 54 available-for-sale securities were in a continuous unrealized loss position for less than 12 months and 5 securities for 12 months or longer. The unrealized losses relate primarily to debt securities issued by FNMA, GNMA, FHLMC, FHLB, the State of New York, and various political subdivisions within the State of New York. These unrealized losses are primarily attributable to changes in interest rates and other market conditions. The Company does not intend to sell these securities and does not believe it will be required to sell them prior to recovery of the amortized cost.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

3. Loans and Leases

Major classifications of loans and leases at December 31 are as follows (in thousands):

	2009	2008

Residential real estate	$ 356,906	$ 314,039
Commercial loans	207,996	214,315
Leases	76,224	117,691
Indirect auto loans	184,947	182,807
Other consumer loans	92,022	90,906

Total	918,095	919,758

Unearned income	(8,000)	(13,036)
Net deferred loan costs	4,067	4,033

Total loans and leases	914,162	910,755
Allowance for credit losses	(9,414)	(9,161)

Net loans & leases	$ 904,748	$ 901,594

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of mortgage loans serviced for others were $151.0 million and $135.3 million at December 31, 2009 and 2008, respectively. Servicing fee income, net of mortgage servicing rights amortization, totaled $42,000, $82,000, and $75,000 for the years ended December 31, 2009, 2008 and 2007.

The following table summarizes the changes in the carrying value of mortgage servicing rights (in thousands):

	2009	2008	2007
Balance at January 1	$ 845	$ 976	$ 1,158
Additions	385	141	114
Amortization	(321)	(272)	(296)

Balance at December 31	$ 909	$ 845	$ 976

The fair value of mortgage servicing rights was $1.1 million and $1.0 million at December 31, 2009 and 2008, respectively. Fair value at December 31, 2009 was determined using a discount rate of 8.28%, prepayment speed assumptions (PSA) ranging from 339% in the first year to 241% in the third year and servicing cost per loan of $56. Fair value at December 31, 2008 was determined using a discount rate of 8.50%, prepayment speed assumptions (PSA) ranging from 319% in the first year to 218% in the third year and servicing cost per loan of $55.

The estimated residual value of leased assets was $297,000 and $581,000 at December 31, 2009 and 2008, respectively.

At December 31, 2009, the minimum future lease payments to be received from lease financings were as follows (in thousands):

Year ending December 31:
2010	$ 25,827
2011	19,046
2012	13,503
2013	5,794
2014	3,362
Thereafter	8,692

Nonperforming loans and leases at December 31 are as follows (in thousands):

	2009	2008
Loans and leases 90 days past due and still accruing	$ —	$ 126
Non-accrual loans and leases	8,582	4,352

Total nonperforming loans and leases	$ 8,582	$ 4,478

As of December 31, 2009 and 2008, impaired loans and leases totaled approximately $3.6 million and $1.4 million, respectively. The recorded investment in loans considered impaired for which there was a related valuation allowance for impairment included in the allowance for credit losses and the amount of such impairment allowance were $908,000 and $332,000, respectively at December 31, 2009 and $217,000 and $193,000, respectively, at December 31, 2008. The recorded investment in loans considered impaired for which there was no related valuation allowance for impairment was $2.7 million at December 31, 2009 and $1.2 million at December 31, 2008. The average recorded investment in impaired loans for 2009 and 2008 totaled $3.2 million and $2.1 million, respectively. There was no interest recognized on impaired loans while they were considered to be impaired.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

3. Loans and Leases (cont’d)

Changes in the allowance for credit losses for the years ended December 31 are summarized as follows (in thousands):

	2009	2008	2007
Balance at beginning of year	$ 9,161	$ 8,426	$ 7,029
Loans and leases charged off	(7,272)	(5,639)	(3,227)
Recoveries	1,425	872	834
Provision for credit losses	6,100	5,502	3,790

Balance at end of year	$ 9,414	$ 9,161	$ 8,426

Directors and executive officers of the Company and their affiliated companies were customers of, and had other transactions with, the Company in the ordinary course of business during 2009. Loan transactions with related parties are summarized as follows (in thousands):

2009
Balance at beginning of year	$ 3,584
New loans and advances	2,664
Loan payments	(2,751)

Balance at end of year	$ 3,497

4. Bank Premises, Furniture, and Equipment

Bank premises, furniture, and equipment at December 31 consist of the following (in thousands):

	2009	2008
Land	$ 3,063	$ 3,168
Bank premises	20,092	19,804
Furniture and equipment	25,141	24,218

Total cost	48,296	47,190
Less: Accumulated depreciation	28,210	25,988

	$ 20,086	$ 21,202

At December 31, 2009 and 2008, furniture and equipment included $1.3 million in equipment leased to others under operating leases and the related accumulated depreciation of $569,000 and $351,000 at December 31, 2009 and 2008, respectively. Depreciation expense on equipment leased to others totaled $218,000, $226,000, and $93,000 in 2009, 2008 and 2007, respectively.

At December 31, 2009, the minimum future lease payments to be received from equipment leased to others were as follows (in thousands):

Year ending December 31:
2010	$ 206
2011	236
2012	201
2013	174
2014	—

5. Goodwill and Other Intangible Assets

The carrying value of goodwill was $32.1 million at December 31, 2009 and 2008. No goodwill impairment adjustments were recognized in 2009 or 2008. The following table summarizes the company’s intangible assets that are subject to amortization (in thousands):

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets
Core deposit intangible	$ 4,202	$ 2,197	$ 2,005
Non-compete covenant	894	894	—
Investment management intangible	10,089	2,436	7,653
Insurance agency customer intangible	909	492	417

Total	$ 16,094	$ 6,019	$ 10,075

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets
Core deposit intangible	$ 4,202	$ 1,604	$ 2,598
Non-compete covenant	894	670	224
Investment management intangible	10,089	1,932	8,157
Insurance agency customer intangible	909	360	549

Total	$ 16,094	$ 4,566	$ 11,528

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

5.  Goodwill and Other Intangible Assets (cont’d.)

Amortization expense for intangible assets for the next five years is estimated as follows (in thousands):

	Core Deposit Intangible	Investment Management Intangible	Insurance Agency Customer Intangible	Total
2010	$ 516	$ 504	$ 116	$ 1,136
2011	439	504	99	1,042
2012	363	504	81	948
2013	287	504	64	855
2014	210	504	47	761
Thereafter	190	5,133	10	5,333

6. Deposits

Deposits consisted of the following at December 31 (in thousands):

	2009	2008
Non-interest-bearing checking	$ 159,149	$ 140,845
Interest-bearing checking	130,368	106,292
Savings accounts	94,524	88,242
Money market accounts	317,051	247,392
Time deposits	374,579	355,111

Total deposits	$ 1,075,671	$ 937,882

The following table indicates the maturities of the Company’s time deposits at December 31 (in thousands):

	2009	2008
Due in one year	$ 286,611	$ 255,645
Due in two years	23,549	59,391
Due in three years	47,666	9,757
Due in four years	15,021	18,082
Due in five years or more	1,732	12,236

Total time deposits	$ 374,579	$ 355,111

Total time deposits in excess of $100,000 as of December 31, 2009 and 2008 were $108.3 million and $102.0 million, respectively. Time deposits include $97.7 million and $67.9 million in accounts acquired through third party brokers at December 31, 2009 and 2008, respectively.

7. Borrowings

The following is a summary of borrowings outstanding at December 31 (in thousands):

	2009	2008
Short-term:
Federal Home Loan Bank (“FHLB”) overnight advances	$ 5,500	$ 34,700
FHLB advances	20,000	—
Repurchase agreements	17,207	40,495

Total short-term borrowings	42,707	75,195
Long-term:
FHLB advances	110,000	141,000
Repurchase agreements	20,000	22,777

Total long-term borrowings	130,000	163,777

Total borrowings	$ 172,707	$ 238,972

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

7. Borrowings (cont’d)

The following table sets forth certain information with respect to the overnight lines of credit, federal funds purchased and short term repurchase agreements (dollars in thousands):

	2009	2008	2007
FHLB overnight advances and short-term advances:
Maximum month-end balance	$ 37,700	$ 48,900	$ 49,700
Balance at end of year	25,500	34,700	15,500
Average balance during the year	16,514	19,284	29,459
Weighted average interest rate at end of year	0.36%	0.44%	4.11%
Weighted average interest rate during the year	0.44%	2.02%	5.26%

Repurchase agreements:
Maximum month-end balance	$ 35,982	$ 45,667	$ 58,617
Balance at end of year	17,207	40,495	52,780
Average balance during the year	27,249	43,400	49,456
Weighted average interest rate at end of year	0.04%	0.15%	2.74%
Weighted average interest rate during the year	0.13%	1.34%	3.84%

As of the dates indicated, the contractual amounts of FHLB long term advances mature as follows (dollars in thousands):

	December 31, 2009		December 31, 2008
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2009	$ —	—	$ 31,000	4.10%
2010	15,000	3.20%	50,000	4.18%
2011	15,000	3.47%	15,000	3.47%
2012	10,000	3.54%	10,000	3.54%
2013	35,000	3.33%	15,000	4.08%
2014	15,000	3.25%	—	—
Thereafter	20,000	3.75%	20,000	3.75%

Total FHLB term advances	$ 110,000	3.42%	$ 141,000	3.97%

As of the dates indicated, the contractual amounts of long-term repurchase agreements mature as follows (in thousands):

	December 31, 2009		December 31, 2008
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2009	$ —	—	$ 2,777	3.99%
2010	—	—	—	—
2011	—	—	—	—
2012	—	—	—	—
2013	—	—	—	—
2014	—	—	—	—
Thereafter	20,000	4.01%	20,000	4.01%

Total repurchase agreements	$ 20,000	4.01%	$ 22,777	4.01%

The Company has access to various credit facilities through the FHLB, including an overnight line of credit, a one-month line of credit, and a Term Advance Program, under which it can borrow at various terms and interest rates. All of the credit facilities are subject to meeting certain ongoing collateral requirements of the FHLB. In addition to pledging securities, the Company has also pledged, under a blanket collateral agreement, certain residential mortgage loans with balances at December 31, 2009 of $284.6 million. At December 31, 2009, the Company had borrowed $135.5 million against the pledged mortgages. At December 31, 2009, the Company had $152.0 million available under its various credit facilities with the FHLB.

The Company had a $127.7 million line of credit at December 31, 2009 with the Federal Reserve Bank of New York through its Discount Window. The Company has pledged indirect loans and securities totaling $186.7 million and $4.5 million, respectively, at December 31, 2009. At December 31, 2009, the Company also had available $76.5 million of federal funds lines of credit with other financial institutions, none of which was in use at December 31, 2009.

The Company offers retail repurchase agreements primarily to certain business customers. Under the terms of the agreement, the Company sells investment portfolio securities to such customers agreeing to repurchase the securities on the next business day. The Company views the borrowing as a deposit alternative for its business customers. On December 31, 2009, the Company had securities with a market value of $29.3 million pledged as collateral for these agreements. The Company also has agreements with the Federal Home Loan Bank of New York (FHLB), and Bank approved brokers to sell securities under agreements to repurchase. At December 31, 2009, securities with a market value of $22.9 million were pledged against repurchase agreements in the amount of $20.0 million. All of these repurchase agreements at December 31, 2009 were transacted with the FHLB.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

8. Junior Subordinated Obligations

In September 2006, the Company formed a wholly-owned subsidiary, Alliance Financial Capital Trust II, a Delaware business trust. The Trust issued $15.0 million of 30-year floating rate Company-obligated pooled capital securities. The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2036, but may be redeemed at the Company’s option on predetermined dates with the first redemption date at par in five years. The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities XXIV, Ltd., and interest rates on the securities adjust quarterly based on the 3-month LIBOR plus 1.65% (1.90% at December 31, 2009). The Company guarantees all of the securities.

In December 2003, the Company formed a wholly-owned subsidiary, Alliance Financial Capital Trust I, a Delaware business trust. The Trust issued $10.0 million of 30-year floating rate Company-obligated pooled capital securities. The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2034, but may be redeemed at the Company’s option on predetermined dates with the first redemption date at par in five years. The capital securities of the trust are a pooled trust preferred fund of ALESCO Preferred Funding II, Ltd., and interest rates on the securities adjust quarterly based on the 3-month LIBOR plus 2.85% (3.13% at December 31, 2009). The Company guarantees all of the securities.

The Company had a $310,000 investment in Trust I at December 31, 2009 and 2008 and a $464,000 investment in Trust II at December 31, 2009 and 2008.

The trusts are variable interest entities (“VIE’s”). The Company is not the primary beneficiary of the VIE’s and as such they are not consolidated in the Company’s financial statements in accordance with accounting guidance. Liabilities owed to the trusts, totaling $25.8 million, were reflected as liabilities in the consolidated balance sheets at December 31, 2009 and 2008, respectively.

9. Earnings Per Common Share

The Company has granted stock compensation awards with non-forfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by Accounting Standard Codification 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards and warrants, but excludes awards considered participating securities.

Basic and diluted net income per common share calculations for the years ended December 31 are as follows (in thousands, except share and per share amounts):

	2009	2008	2007
Basic
Net income available to common shareholders	$ 10,364	$ 10,310	$ 9,477
Less: dividends and undistributed earnings allocated to unvested restricted shares	(185)	(201)	(168)

Net earnings allocated to common shareholders	$ 10,179	$ 10,109	$ 9,309

Weighted average common shares outstanding including shares considered participating securities	4,601,861	4,630,578	4,784,697
Less: average participating securities	(87,593)	(87,621)	(74,167)

Weighted average shares	4,514,268	4,542,957	4,710,530

Net income per common share – basic	$ 2.25	$ 2.23	$ 1.98

Diluted
Net earnings allocated to common shareholders	$ 10,179	$ 10,109	$ 9,309

Weighted average common shares outstanding for basic earnings per common share	4,514,268	4,542,957	4,710,530
Incremental shares from assumed conversion of stock options and warrants	28,801	22,752	43,515

Average common shares outstanding – diluted	4,543,069	4,565,709	4,754,045

Net income per common share – diluted	$ 2.24	$ 2.21	$ 1.96

Dividends of $83,000, $87,000 and $65,000 for the years ended December 31, 2009, 2008 and 2007, respectively, were paid on unvested shares with non-forfeitable dividend rights. For the years ended 2009, 2008 and 2007, 45,506, 66,055 and 1,000 of anti-dilutive stock options were excluded from the diluted weighted average common share calculations.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

10. Income Taxes

The provision for income taxes for the years ended December 31 is summarized as follows (in thousands):

	2009	2008	2007
Current tax expense
Federal	$ 3,055	$ 2,236	$ 2,882
State	231	145	475

	3,286	2,381	3,357

Deferred tax provision (benefit)
Federal	244	422	(373)
State	(94)	17	(115)

	150	439	(488)

Total	$ 3,436	$ 2,820	$ 2,869

A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years indicated is as follows:

	2009	2008	2007
Statutory federal income tax rate	34.0%	34.0%	34.0%
State franchise tax, net of federal tax benefit	0.6%	0.8%	1.9%
Tax exempt interest income	(9.6)%	(11.3%)	(11.4%)
Tax exempt insurance income	(2.3)%	(2.2%)	(1.8%)
Other, net	0.4%	0.1%	0.5%

Total	23.1%	21.4%	23.2%

The components of deferred income taxes, included in other assets, at December 31, are as follows (in thousands):

	2009	2008
Assets:
Loans	$ 327	$ 445
Allowance for credit losses	3,607	3,509
Retirement benefits	1,394	1,336
Deferred compensation	2,765	2,616
Pension costs	1,193	1,200
Tax attribute carry-forwards	—	672
Incentive compensation plans	119	487
Covenant not to compete	235	255
Other	554	559

Total deferred tax assets	10,194	11,079
Liabilities:
Securities	53	87
Premises, furniture and equipment	458	510
Depreciation and leasing	2,679	3,319
Deferred fees	1,428	1,045
Intangible assets	937	1,326
Net unrealized gains on available-for-sale securities	1,790	1,813
Other	452	412

Total deferred tax liabilities	7,797	8,512

Net deferred tax asset at year-end	$ 2,397	$ 2,567

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

At December 31, 2009 and 2008, the Company had approximately $115,000 and $173,000, respectively, of net unrecognized tax benefits and interest.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

10. Income Taxes (cont’d)

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows (in thousands):

	2009	2008	2007
Balance at January 1	$ 180	$ 180	$ 134
Additions for tax positions of prior years	—	—	115
Reductions for tax positions of prior years	—	—	(69)
Settlements	(65)	—	—

Balance at December 31	$ 115	$ 180	$ 180

As of December 31, 2009, $115,000 of unrecognized tax benefits and interest would impact the Company’s effective tax rate, if recognized or reversed. As of December 31, 2009 and 2008, accrued interest related to uncertain tax positions was $12,000 and $27,000, respectively, net of the related tax benefit. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. Federal or state examination for tax years prior to 2006. In 2009, the Company’s 2004-2006 New York State examination closed with no material impact to the Company’s financial position. The Company anticipates that a reduction in the unrecognized tax benefits of up to $115,000 may occur in the next twelve months from the expiration of statutes of limitations.

11. Accumulated Other Comprehensive Income

A summary of activity in accumulated other comprehensive income follows (in thousands):

	2009	2008	2007
Effect from unrealized gains (losses) on securities available for sale
Accumulated unrealized gains (losses) on securities available-for-sale at January 1, net of tax	$ 2,870	$ 933	$ (998)
Net unrealized gains for the period, net of tax expense of $816 in 2009, $1,275 in 2008, and $1,222 in 2007	1,291	2,021	1,924
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $839 in 2009, $53 in 2008, and $(5) in 2007	(1,329)	(84)	7

Effect on other comprehensive income for the period	(38)	1,937	1,931
Accumulated unrealized gains (losses) on securities available-for-sale at December 31, net of tax	$ 2,832	$ 2,870	$ 933

Effect from retirement benefit plans
Accumulated unrealized (losses) gains for retirement benefit plans at January 1, net of tax	$ (1,899)	$ 272	$ (1,124)
Amortization of prior service costs, net of tax benefit of $(6) in 2009, $(4) in 2008 and $(6) in 2007	8	6	10
Amortization of net (gain) loss, net of tax expense (benefit) of $(71) in 2009, $3 in 2008 and $(12) in 2007	113	(7)	18
Change in accumulated unrealized net (losses) gains for plan benefits, net of tax expense (benefit) of $36 in 2009, $1,185 in 2008 and $(292) in 2007	(57)	(1,839)	541
Change in unrecognized prior service cost, net of tax expense of $32 in 2009 and $185 in 2008	(51)	(292)	—
Post-retirement plan amendment, net of tax benefit $(521)	—	—	827

Effect on other comprehensive income for the period	13	(2,132)	1,396

Cumulative effect of change in accounting for pension obligations
Net loss, net of tax benefit of $25 in 2008	—	(39)	—

	—	(39)	—

Accumulated unrealized (losses) gains for benefit obligations at December 31, net of tax	$ (1,886)	$ (1,899)	$ 272

Accumulated other comprehensive income (loss) at January 1, net of tax	971	1,205	(2,122)
Other comprehensive (loss) income, net of tax	(25)	(195)	3,327
Cumulative effect of change in accounting for adoption of SFAS No. 158	—	(39)	—

Accumulated other comprehensive income at December 31, net of tax	$ 946	$ 971	$ 1,205

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

12. Employee and Director Benefit Plans

Defined Contribution Plan

The Company provides retirement benefits through a defined contribution 401(k) plan that covers substantially all of its employees. Contributions to the Company’s 401(k) plan are determined by the Board of Directors and are based on percentages of compensation for participating employees. Contributions are funded following the end of the plan (calendar) year. Company contributions to the plan were $472,000, $484,000, and $42,000 in 2009, 2008, and 2007, respectively.

Executive Incentive Retirement Plan

In 2008, the Company established an executive incentive retirement defined contribution plan (“Executive Plan”) which provides certain senior officers of Alliance Bank N.A. the opportunity to earn performance-based deferred cash bonuses, equal to 10% of the participant’s base salary, upon attainment by the Company of certain financial performance targets defined by the Board of Directors annually. The deferred balances earn interest at the Bank’s one-year rate for certificates of deposit. The deferred bonuses vest ratably over a five year period on the anniversary date of the bonus payment. Upon the participant’s separation from service (other than for cause), the Company pays the participant or his or her beneficiary either a lump sum or an annuity based on the amount of the vested benefit. At December 31, 2009 and 2008, other liabilities included approximately $123,000 and $135,000, respectively accrued under the Executive Plan. The Board of Directors elected to not pay deferred bonuses in 2009.

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

In accordance with Accounting Standards Codification (“ASC”) Number 715-20-65-1, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end, starting in 2008. Through 2007, the Company utilized the early measurement date option available under previous accounting guidance and measured the funded status of the defined benefit plan assets and obligations as of October 1 each year. In accordance with the adoption provisions, the net periodic benefit cost for the period between the October 1 measurement date and the 2008 fiscal year end measurement were allocated proportionately between amounts to be recognized as an adjustment to retained earnings and net periodic benefit cost for the fiscal year. As a result of this adoption, the Company reduced January 1, 2008 opening retained earnings by $44,000, increased deferred income taxes by $25,000, increased the pension liability by $20,000 and credited accumulated other comprehensive income for $39,000.

Prior to September 30, 2007, post-retirement medical and life insurance benefits (“Post-Retirement Plan”) were available to full-time employees who had worked 15 years and attained age 55. Subsequent to the acquisition of Bridge Street, benefits for the Bridge Street active participants were converted to those under the Company’s plan. Retirees and certain active employees with more than 20 years of service to the Company continue to receive benefits in accordance with plans that existed at First National Bank of Cortland and Oneida Valley National Bank, prior to the merger of the banks in 1999. At September 30, 2007, the Company settled (the “Settlement”) the post-retirement benefits for certain active participants that met age and service criteria at that time. In addition, a negative plan amendment (“Negative Amendment”) was adopted for all other active participants who did not meet the age and service criteria. The Settlement and the Negative Amendment eliminated post-retirement benefits for all active employees. The only remaining participants in the Post-Retirement Plan after September 30, 2007 are retired participants and their respective spouses.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

12. Employee and Director Benefit Plans (cont’d)

The following table represents a reconciliation of the change in the benefit obligation, plan assets and funded status of the Pension Plan and Post-Retirement Plan at December 31 (using a measurement date of December 31):

	Pension Plan		Post-Retirement Plan
	2009	2008	2009	2008
Change in benefit obligation:	(In thousands)
Benefit obligation at beginning of year	$ 4,864	$ 4,192	$ 4,129	$ 3,935
Interest cost	279	257	229	241
Actuarial loss	169	625	135	240
Benefits paid	(225)	(274)	(222)	(314)
Participant contributions	—	—	17	27
Adjustment for measurement date change	—	64	—	—

Benefit obligation at end of year	5,087	4,864	4,288	4,129
Change in plan assets:
Fair value of plan assets at the beginning of the year	3,245	4,914	—	—
Actual return on plan assets	561	(1,395)	—	—
Benefits paid	(225)	(274)	(222)	(314)
Participant contributions	—	—	17	27
Employer contributions	—	—	205	287

Fair value of plan assets at the end of year	3,581	3,245	—	—

Funded status at end of year	$(1,506)	$ (1,619)	$(4,288)	$ (4,129)

Pre-tax amounts recognized in accumulated other comprehensive income (loss) at December 31 that has not been recognized as components of net periodic benefit or cost consist of:

	Pension Plan		Post-Retirement Plan
	2009	2008	2009	2008
	(In thousands)
Unrecognized actuarial loss	$ 2,097	$ 2,372	$ 656	$ 529
Unrecognized prior service benefit	—	—	(563)	(607)

	$ 2,097	$ 2,372	$ 93	$ (78)

The composition of the plan’s net periodic (benefit) cost for the years ended December 31 is as follows:

	Pension Plan			Post-Retirement Plan
	2009	2008	2007	2009	2008	2007
	(In thousands)
Service cost	$ —	$ —	$ —	$ —	$ —	$ 133
Interest cost	279	257	239	229	241	322
Amortization of unrecognized prior service (benefit) cost	—	—	—	(44)	(44)	6
Amortization of unrecognized actuarial loss	165	—	—	8	—	30
Expected return on assets	(282)	(433)	(399)	—	—	—

Total net periodic cost (benefit)	$ 162	$ (176)	$ (160)	$ 193	$ 197	$ 491

The estimated prior service benefit for the Post-Retirement Plan that is expected to be amortized from accumulated other comprehensive income into net periodic benefit over the next fiscal year is $44,000. The estimated unrecognized actuarial loss for the Pension Plan and Post-Retirement Plan that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $152,000 and $16,000, respectively.

The following weighted average assumptions were used to determine benefit obligations for these plans:

	Pension Plan		Post-Retirement Plan
	2009	2008	2009	2008
Discount rate	5.70%	5.87%	5.60%	5.77%
Expected return on plan assets	9.00%	9.00%	—	—

The following weighted average assumptions were used to determine net periodic (benefit) cost for the years ended December 31:

	Pension Plan			Post-Retirement Plan
	2009	2008	2007	2009	2008	2007
Discount rate	5.87%	6.29%	5.90%	5.77%	6.38%	6.00%
Expected return on plan assets	9.00%	9.00%	9.00%	—	—	—

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

12. Employee and Director Benefit Plans (cont’d)

The discount rates used in determining the benefit obligations for the Pension Plan and Post-Retirement Plan as of December 31, 2009, 2008 and 2007 were based upon the Citibank pension liability index. The Citibank pension liability index was determined to appropriately reflect the rate at which the Pension Plan and Post-Retirement Plan obligations could be effectively settled, based upon the expected duration of each plan.

The Pension Plan’s weighted-average asset allocations by asset category at December 31 are as follows:

Asset Category	2009	2008
Equity securities	63%	59%
Debt Securities (Bond Mutual Funds)	37%	41%

Total	100%	100%

Plan assets are invested in diversified investment funds of the RSI Retirement Trust (the “Trust”), a private replacement investment fund. The investment funds include a series of equity and bond mutual funds or comingled trust funds, each with its own investment objectives, investment strategies and risks, as detailed in the Statement of Investment Objectives and Guidelines. The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust’s Statement of Investment Objectives and Guidelines (the “Guidelines”).

The long-term investment objectives are to maintain plan assets at a level that will sufficiently cover long-term obligations and to generate a return on plan assets that will meet or exceed the rate at which long-term obligations will grow. A broadly diversified combination of equity and fixed income portfolios and various risk management techniques are used to help achieve these objectives.

In addition, significant consideration is paid to the plan’s funding levels when determining the overall asset allocation. If the plan is considered to be well-funded, approximately 65% of the plan’s assets are allocated to equities and approximately 35% allocated to fixed income. If the plan does not satisfy the criteria for a well-funded plan, approximately 50% of the plan’s assets are allocated to equities and approximately 50% allocated to fixed income. Asset rebalancing normally occurs when the equity and fixed income allocations vary by more than 10% from their respective targets (i.e. a 20% policy range guideline). The plan is prohibited from investing in any investment strategy, fund or with any investment manager not specifically approved by the Board of Trustees of the RSI Retirement Trust.

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

Fair value of Pension Plan assets

Fair value is the exchange price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Equity, Debt, Investment Funds and Other Securities

The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

12. Employee and Director Benefit Plans (cont’d)

The fair value of the Plan assets at December 31, 2009, by asset category, is as follows (in thousands):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds Equity
Large cap value(1)	$ 318	$ 318	$ —	$ —
Small cap core(2)	374	374	—	—
Common/Collective Trusts Equity
Large cap core(3)	357	—	357	—
Large cap value(4)	178	—	178	—
Large cap growth(5)	523	—	523	—
International core(6)	506	—	506	—
Common/Collective Trusts Fixed Income
Market duration fixed(7)	1,325	—	1,325	—
Equity Securities
Company common stock	—	—	—	—

Total	$ 3,581	$ 692	$ 2,889	$ —

(1)	This category contains large cap stocks with above average yield. The portfolio typically holds between 60 and 70 stocks
(2)	This category contains stocks whose sector weightings are maintained within a narrow band around those of the Russell 2000 Index. The portfolio will typically hold more than 150 stocks
(3)	This fund tracks the performance of the S&P 500 Index by purchasing the securities represented in the index in approximately the same weightings as the Index
(4)	This category consists of investments whose sector and industry exposures are maintained within a narrow band around Russell 1000 Index. The portfolio holds approximately 150 stocks
(5)	This category consists of a portfolio of between 45 and 65 stocks that will typically be concentrated in the technology and health care sectors
(6)	This category consists of a broadly diversified portfolio of non-U.S. domiciled stocks. The portfolio will typically hold more than 200 stocks, with 0-35% invested in emerging markets securities
(7)	This category consists of an index fund that tracks a domestic bond index. The fund invests in Treasury, agency, corporate, mortgage-backed and asset-backed securities

The Pension Plan’s long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations were applied to the Pension Plan’s target allocation, the result was an expected rate of return of 7% to 11%.

The Company’s estimated expected contribution for 2010 is $42,000.

For measurement purposes, with respect to the Post-Retirement Plan, a 10% annual rate of increase in the per capita cost of covered health care benefits is assumed for 2010. The rate is assumed to decrease gradually to 4.5% by the year 2017 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects on the Post-Retirement Plan (in thousands):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$ 14	$ (12)
Effect on post-retirement benefit obligations	232	(202)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the Pension Plan (in thousands):

Year ending December 31:
2010	$219
2011	256
2012	255
2013	261
2014	271
Years 2015-2019	1,389

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

12. Employee and Director Benefit Plans (cont’d)

The following healthcare benefits are expected to be paid under the Post-Retirement Plan (in thousands):

Year ending December 31:
2010	$ 348
2011	361
2012	360
2013	355
2014	336
Years 2015-2019	1,593

The above benefit payments include expected life insurance claims, rather than the premiums that the Company is paying to provide the life insurance.

Directors Retirement Plan

In 2008 the Company established a noncontributory defined benefit plan for non-employee directors (“Directors Plan”). The Directors Plan provides for a normal retirement cash benefit equivalent to 35% of their average annual director’s fees, subject to increases based on the directors’ length and extent of service, payable in a number of circumstances, including normal retirement, death or disability and a change in control. Upon termination of service, the normal retirement benefit is payable in a lump sum or in ten equal installments.

The following table represents a reconciliation of the change in the benefit obligations, plan assets and funded status of the Directors Plan at December 31:

	2009	2008
Change in benefit obligation:	(in thousands)
Benefit obligation at beginning of year	$ 518	$ —
Service cost	64	27
Interest cost	33	14
Prior service cost	20	477
Actuarial loss	41	—

Benefit obligation at end of year	$ 676	$ 518
Plan assets	—	—

Funded status at end of year	$ (676)	$ (518)

Pre-tax amounts recognized in accumulated other comprehensive income at December 31, 2009 that have not been recognized as components of net periodic benefit or cost consist of:

	2009	2008
	(in thousands)
Unrecognized actuarial loss	$ 41	$ —
Unrecognized prior service cost	425	454

	$ 466	$ 454

The composition of the Directors Plan’s net periodic cost for the year ended December 31 is as follows (in thousands):

	2009	2008
	(in thousands)
Service cost	$ 64	$ 27
Interest cost	33	14
Amortization of unrecognized prior service cost	48	24

Total net periodic cost	$ 145	$ 65

The discount rate used in determining the benefit obligation for the Directors Plan as of December 31, 2009 was 5.70%. The discount rate used to determine benefit obligations for the Directors Plan was based upon the Citibank pension liability index. The Citibank pension liability index was determined to appropriately reflect the rate at which the pension liabilities could be effectively settled based upon the expected duration of the Directors Plan. Directors’ fees were assumed to increase at an annual rate of 3.00%.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

12. Employee and Director Benefit Plans (cont’d)

The following directors’ retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year ending December 31:
2010	$ —
2011	—
2012	33
2013	51
2014	51
Years 2015-2019	404

In 2010, $48,000 in unrecognized prior service costs and $5,000 in unrecognized actuarial losses are estimated to be amortized from accumulated other comprehensive income into the net periodic cost for the Directors’ Plan.

Supplemental Retirement Plans

The Company has supplemental executive retirement plans (“SRP’s”) for certain current and former employees. Included in other assets, the Company had segregated assets of $166,000, $174,000 and $332,000 at December 31, 2009, 2008 and 2007, respectively, to fund the estimated benefit obligation associated with certain SRP plans.

The following table represents a reconciliation of the change in the benefit obligations, plan assets and funded status of the SRP’s at December 31:

	2009	2008
Change in benefit obligation:	(In thousands)
Benefit obligation at beginning of year	$ 3.466	$ 3,334
Service cost	79	61
Interest cost	192	199
Actuarial loss	28	262
Amendments	63	—
Benefits paid	(264)	(390)

Benefit obligation at end of year	3,564	3,466
Change in plan assets:
Benefits paid	(264)	(390)
Employer contributions	264	390

Fair value of plan assets at the end of year	—	—

Funded status at end of year	$ (3,564)	$ (3,466)

Pre-tax amounts recognized in accumulated other comprehensive income at December 31, 2009 that has not been recognized as components of net periodic benefit or cost consist of:

	2009	2008
	(In thousands)
Unrecognized actuarial loss	$ 262	$ 243
Unrecognized prior service cost	164	111

	$ 426	$ 354

The composition of the SRP’s net periodic cost for the years ended December 31 is as follows (in thousands):

	2009	2008	2007
	(In thousands)
Service cost	$ 79	$ 61	$ 57
Interest cost	192	199	192
Amortization of unrecognized prior service cost	10	10	10
Amortization of unrecognized actuarial loss	10	9	—

Total net periodic cost	$ 291	$ 279	$ 259

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

The discount rate used in determining the benefit obligation of the SRP’s as of December 31, 2009, 2008 and 2007 was 5.60%, 5.77% and 6.38%, respectively. The discount rate used in determining the net periodic benefit cost was 5.77%, 6.38%, and 5.80%, for 2009, 2008, and 2007, respectively. The discount rate used to determine benefit obligations for the plans was based upon the Citibank pension liability index. The Citibank pension liability index, less an adjustment of 10 basis points, was determined to appropriately reflect the rate at which the pension liabilities could be effectively settled based upon the expected duration of the plans. Salaries were assumed to increase at an annual rate of 4.0% in 2009, 2008 and 2007.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

12. Employee and Director Benefit Plans (cont’d)

The following SRP payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year ending December 31:
2010	$ 261
2011	253
2012	250
2013	248
2014	302
Years 2015-2019	1,831

In 2010, $22,000 in unrecognized prior service costs and $4,000 in unrecognized actuarial losses are estimated to be amortized from accumulated other comprehensive income into the net periodic cost for the SRP’s.

The Company assumed a SRP for directors from Bridge Street, providing for extended compensation after retirement. The Company owns life insurance policies on these individuals to provide for the estimated benefit obligations for the SRP. Cash surrender value of these policies approximated $3.5 million and $3.4 million at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008 other liabilities include approximately $696,000 and $679,000, respectively, accrued under the directors’ SRP from Bridge Street. Deferred compensation expense related to the SRP from Bridge Street for the year ended December 31, 2009, 2008 and 2007 approximated $107,000, $66,000 and $69,000, respectively.

The Company expects to contribute $355,000 to its SRPs in 2010.

13. Directors’ Deferred Compensation

In March 2008, the Company’s Board of Directors approved a stock-based deferral plan which provides directors and officers designated by the Board of Directors the opportunity to defer receipt of cash compensation and, thereby, accumulate additional shares of the Company’s common stock. The Company contributes the amount of compensation deferred to a trust, which purchases shares of the Company’s common stock, and distributions are made in shares of the Company’s common stock upon such events as are elected by participants. Dividends paid on shares are also converted to common stock. Upon adoption of the plan, certain directors transferred their balances from the prior deferred compensation plan to the stock-based deferral plan. The total amount transferred was $1.9 million which converted into 76,817 shares at an average share price of $24.57. At December 31, 2009 and 2008, there were 103,512 and 85,510 shares held in trust with a cost basis of $2.5 million and $2.1 million, respectively.

The Company maintained an optional deferred compensation plan for its directors, whereby fees normally received were deferred and paid by the Company upon the retirement of the director. In March 2008, active directors transferred their plan balances into the stock-based deferred compensation plan and the remaining liability consists of the retired directors balances. At December 31, 2009 and 2008, other liabilities included approximately $533,000 and $580,000, respectively, relating to deferred compensation. Deferred compensation expense resulting from the earnings on deferred balances for the years ended December 31, 2009, 2008, and 2007 approximated $9,000, $76,000, and $342,000, respectively.

The Company assumed a nonqualified deferred compensation plan for former directors of Bridge Street, under which participants were eligible to elect to defer all or part of their annual director fees. The plan provides that deferred fees are to be invested in mutual funds, as selected by the individual directors. Deferrals under the plan were discontinued effective with the acquisition of Bridge Street. At December 31, 2009 and 2008, deferred director fees included in other liabilities, and the corresponding assets included in other assets, aggregated approximately $372,000 and $485,000, respectively.

14.  Stock Based Compensation Plans

The Company has a long-term incentive compensation plan (the “Plan”) authorizing the use of 550,000 shares of authorized but unissued common stock of the Company. The purpose of the Plan is to promote the interests of the Company by providing current and future officers, directors and key employees with an equity or equity-based interest in the Company, so that the interests of such individuals will be closely associated with the interests of shareholders. Pursuant to this Plan, eligible individuals may receive incentive stock options, non-qualified stock options, and/or restricted stock awards. The Plan expired in 2009 and no further awards will be granted from this Plan.

There were 121,866 options outstanding at December 31, 2009, of which 111,866 of the options were issued with a 10-year term, vesting one year after the issue date, and exercisable based on the Company achieving specified stock prices. 10,000 options were issued with a 10-year term and vest ratably over a three-year period. No options were granted during 2009, 2008 and 2007.

Compensation expense recognized for stock options was $1,800 and $28,000 net of a tax benefit of $1,200 and $18,000 during 2008 and 2007, respectively. As of December 31, 2008, there was no remaining unrecognized compensation cost related to non-vested stock option awards. The Company generally uses authorized but unissued shares to satisfy stock option exercises.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.  Stock Based Compensation Plans (cont’d)

Stock option activity in the Plan for the years ended December 31 was as follows:

	2009

	Options Outstanding	Weighted Average Exercise Price

Outstanding at beginning of year	182,555	$ 21.77
Granted	—	—
Exercised	(54,689)	24.75
Forfeited	(6,000)	23.19

Outstanding at end of year	121,866	$ 20. 37

The following table summarizes the Company’s stock options at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price
$17.75 - $19.00	75,500	$18.28	0.7	75,500	$18.28
$23.50 - $24.75	46,366	$23.78	1.6	46,366	$23.78

The total intrinsic value of options exercised during 2009 and 2007 was $170,000 and $66,000, respectively. The aggregate intrinsic value of shares outstanding and exercisable at December 31, 2009 was $782,000. Cash received from options exercised was $1.4 million and $178,000 in 2009 and 2007, respectively. The tax benefit realized from stock options exercised was $48,000 and $26,000 in 2009 and 2007, respectively. No options were exercised in 2008.

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

In 2009, the Company’s Board of Directors approved a modification of the vesting schedule of restricted stock awards granted to all participating employees under the Plan. The modification provided for the immediate vesting of all restricted shares which would have vested as of November 24, 2009 had the original cliff-vesting schedule instead been a pro-rata vesting schedule. The modification did not change the seven year cliff-vesting schedule for the remaining unvested shares held by Plan participants.

Compensation expense associated with the amortization of the cost of all restricted shares issued for the years ended December 31, 2009, 2008 and 2007 was $308,000, $359,000, and $241,000, respectively. The fair value of the vested restricted shares was $1.2 million in 2009. The unrecognized compensation cost for restricted stock awards was $889,000 at December 31, 2009, which will be recognized as compensation expense over a weighted average period of 3.7 years.

The following is a summary of the Company’s restricted stock activity for the year ended December 31, 2009:

	Non-vested Shares	Weighted Average Grant Date Fair Value

Outstanding at beginning of year	86,100	$30.32
Granted	11,850	20.21
Forfeited	(16,450)	23.21
Vested	(41,141)	30.73

Outstanding at end of year	40,359	$29.76

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

Financial instruments whose contract amounts represent credit risk (in thousands):

	Contract Amount
	2009	2008	2007
Commitments to extend credit, variable	$ 134,540	$ 129,818	$ 122,099
Commitments to extend credit, fixed	28,176	32,782	30,955
Standby letters of credit	4,371	1,572	1,289

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

The Company leases office space and certain branches under noncancelable operating lease agreements having initial terms which expire at various dates through 2025. Total rental expense was approximately $1.2 million in 2009, $1.2 million in 2008, and $1.0 million in 2007.

Minimum rental payments under the initial terms of these leases are summarized as follows (in thousands):

Year ending December 31:
2010	$ 1,003
2011	972
2012	576
2013	484
2014	390
Thereafter	2,657

Total minimum lease payments	$ 6,082

The Bank entered into an agreement in 2005 with Onondaga County whereby the Bank obtained the naming rights to a sports stadium in Syracuse, NY for a 20-year term. Under the agreement, the Bank paid $152,000 in 2009 and 2008, and $120,000 in 2007, and will pay $152,000 annually from 2010 through 2024.

The Company is required to maintain a reserve balance as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ended December 31, 2009 was $600,000.

The FASB Accounting Standards Codification Topic on Asset Retirement Obligations refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the Company. The Company is required to recognize a liability for the fair value of a conditional asset retirement obligation when it is incurred, generally upon acquisition, construction, or development and (or) through the normal operation of the asset, and if the fair value of the liability can be reasonably estimated. The guidance acknowledges that in some cases sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. The Company acknowledges that some of its facilities were constructed years ago when asbestos was used for insulation and other construction purposes. Of our current 29 branches, nine are estimated to have been constructed when some use of asbestos was common. Regulations are now in place that require the Company to handle and dispose of asbestos in a special manner if major renovations or demolition of a facility are to be completed. The Company does not believe that it has sufficient information to estimate the fair value of the obligation at this time since no major renovations or demolition of any of its facilities have not been planned and if undertaken, would occur at an unknown future date. Accordingly, the Company has not recognized a liability or a contingent liability in connection with potential future costs to remove and dispose of asbestos from its facilities.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

16. Dividends and Restrictions

The primary source of cash to pay dividends to the Company’s shareholders is through dividends from its banking subsidiary. The Federal Reserve Board and the Office of the Comptroller of the Currency are authorized to determine certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe or unsound practice. Banking organizations may generally only pay dividends from the combined current year and prior two years’ net income less any dividends previously paid during that period. At December 31, 2009, approximately $12.0 million was available for the declaration of dividends by the Bank. There were no loans or advances from the subsidiary Bank to the Company at December 31, 2009.

17. Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

Assets Measured on a Recurring Basis

The fair values of debt securities available-for-sale are determined by obtaining matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair value of mutual fund and equity securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges when available.

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2009 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
U.S. Treasury obligations	$ 101	$ —	$ 101
Obligations of U.S. government-sponsored corporations	6,129	—	6,129
Obligations of states and political subdivisions	77,147	—	77,147
Mortgage-backed securities - residential	275,680	—	275,680

Total debt securities	359,057	—	359,057
Stock Investments:
Equity securities	2,104	16	2,088
Mutual Funds	997	997	—

Total stock investments	3,101	1,013	2,088

Total available-for-sale	$ 362,158	$ 1,013	$ 361,145

		Fair Value Measurements at December 31, 2008 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
U.S. Treasury obligations	$ 102	$ —	$ 102
Obligations of U.S. government-sponsored corporations	35,143	—	35,143
Obligations of states and political subdivisions	91,033	—	91,033
Mortgage-backed securities - residential	169,960	—	169,960

Total debt securities	296,238	—	296,238
Stock Investments:
Equity securities	1,923	—	1,923
Mutual Funds	988	988	—

Total stock investments	2,911	988	1,923

Total available-for-sale	$ 299,149	$ 988	$ 298,161

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

17. Fair Value Measurements (cont’d)

Assets Measured on a Non-Recurring Basis

Loans held-for-sale – The fair value of loans held-for-sale is determined, when possible, using quoted secondary-market prices (Level 2), or if no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan (Level 2). There was no fair value allowance recorded on loans held-for-sale at December 31, 2009 and 2008. Losses of $4,000 and $52,000 during 2009 and 2008, respectively, were recorded in other income related to fair value adjustments on loans held-for-sale.

Leases held-for-sale – The fair value of leases held-for-sale is primarily determined using an unadjusted quoted price for those leases, when available. If no such quoted price exists, the fair value of a lease is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that lease. There are no leases held for sale at December 31, 2009 and 2008. During 2008, a loss of $187,000 was recorded in other income.

Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustment to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, adjusted based on non-observable inputs and the related nonrecurring fair value measurement adjustments and have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and, therefore, such valuations have been classified as Level 3.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $908,000 with a valuation allowance of $332,000 at December 31, 2009. At December 31, 2008, impaired loans had a carrying amount of $217,000, with a valuation allowance of $193,000. Changes in fair value recognized for partial charge-offs of loans and leases and impairment reserves on loans and leases were $3.3 million and $2.0 million during 2009 and 2008, respectively.

The carrying amounts and estimated fair values of financial instruments, not previously presented, at December 31 are as follows (in thousands):

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$ 26,696	$ 26,696	$ 21,172	$ 21,172
Fed funds sold	—	—	26,918	26,918
FHLB and FRB stock	10,074	N/A	11,844	N/A
Loans held for sale	1,023	1,023	875	875
Loans and leases, net of unearned income	914,162	943,818	910,755	930,920
Allowance for credit losses	(9,414)	—	(9,161)	—

Net loans and leases, including impaired loans	904,748	943,818	901,594	930,920
Accrued interest receivable	4,167	4,167	4,218	4,218

Financial Liabilities:
Deposits	$ 1,075,671	$ 1,080,083	$ 937,882	$ 943,182
Borrowings	172,707	175,914	238,972	241,421
Junior subordinated obligations	25,774	9,271	25,774	14,131
Accrued interest payable	1,745	1,745	3,037	3,037

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

17. Fair Value Measurements (cont’d)

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

The capital levels at the Company’s subsidiary bank are maintained at or above the well-capitalized minimums of 10%, 6% and 5% for the total risk-based, Tier 1 capital, and leverage ratio, respectively. As of December 31, 2009, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

18. Capital and Regulatory Matters (cont’d)

The Company’s regulatory capital measures are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total risk-based capital
Company	$ 115,308	13.14%	$ 70,210	≥8.00%	N/A	N/A
Bank	109,208	12.55%	69,595	≥8.00%	86,994	≥10.00%
Tier 1 capital
Company	105,894	12.07%	35,105	≥4.00%	N/A	N/A
Bank	99,794	11.47%	34,798	≥4.00%	52,196	≥6.00%
Leverage
Company	105,894	7.55%	56,113	≥4.00%	N/A	N/A
Bank	99,794	7.14%	55,873	≥4.00%	69,841	≥5.00%

As of December 31, 2008
Total risk-based capital
Company	$ 133,962	15.08%	$ 71,047	≥8.00%	N/A	N/A
Bank	124,941	14.19%	70,415	≥8.00%	88,019	≥10.00%
Tier 1 capital
Company	124,801	14.05%	35,523	≥4.00%	N/A	N/A
Bank	115,780	13.15%	35,207	≥4.00%	52,811	≥6.00%
Leverage
Company	124,801	9.59%	52,064	≥4.00%	N/A	N/A
Bank	115,780	8.97%	51,657	≥4.00%	64,571	≥5.00%

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

19. Parent Company Financial Information

Condensed financial statement information of Alliance Financial Corporation for the years ended December 31 is as follows (in thousands):

Condensed Balance Sheets

Assets:	2009	2008
Investment in subsidiaries	$ 142,944	$ 160,770
Cash	2,146	4,927
Securities	1,694	1,512
Investment in limited partnerships	2,353	2,350
Other Assets	1,941	2,081

Total Assets	$ 151,078	$ 171,640

Liabilities:
Junior subordinated obligations	$ 25,774	$ 25,774
Dividends payable	1,292	1,232
Other liabilities	77	153

Total Liabilities	27,143	27,159

Shareholders’ Equity:
Preferred stock	—	26,331
Common stock	4,937	4,901
Surplus	43,013	41,922
Undivided profits	86,194	81,110
Accumulated other comprehensive income	946	971
Directors’ stock-based deferred compensation plan	(2,499)	(2,098)
Treasury stock	(8,656)	(8,656)

Total Shareholders’ Equity	123,935	144,481

Total Liabilities and Shareholders’ Equity	$ 151,078	$ 171,640

Condensed Statements of Income
	2009	2008	2007

Dividend income from subsidiary Bank	$ 6,000	$ 9,500	$ 7,600
Interest and dividends on securities	25	43	58
Income from limited partnerships	75	202	230
Interest expense on junior subordinated debentures	(808)	(1,399)	(1,960)
Non-interest expenses	(72)	(129)	(101)

	5,220	8,217	5,827
Equity in undistributed income of subsidiaries	6,228	2,140	3,650

Net Income	$ 11,448	$ 10,357	$ 9,477

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

19.  Parent Company Financial Information (cont’d)

Condensed Statements of Cash Flows
	2009	2008	2007
Operating Activities:
Net Income	$ 11,448	$ 10,357	$ 9,477
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(6,228)	(2,140)	(3,650)
Depreciation expense	57	116	89
Net change in other assets and liabilities	321	114	270

Net cash provided by operating activities	5,598	8,447	6,186

Investing Activities:
Purchase of securities available-for-sale	—	(23)	—

Net cash used in investing activities	—	(23)	—

Financing Activities:
Treasury stock purchased	—	(3.431)	(2,314)
Proceeds from the exercise of stock options	1,352	—	178
Retirement of common stock	(421)	—	—
Issuance of preferred stock	—	26,918	—
Redemption of preferred stock	(26,918)	—	—
Repurchase of warrant	(900)	—	—
Capital contribution to subsidiary	—	(23,918)	(660)
Return of capital from subsidiary	23,918	—	—
Cash dividends paid to common shareholders	(4,872)	(4,570)	(4,213)
Cash dividends paid to preferred shareholders	(538)	—	—

Net cash used in financing activities	(8,379)	(5,001)	(7,009)
Increase (decrease) in cash and cash equivalents	(2,781)	3,423	(823)
Cash and cash equivalents at beginning of year	4,927	1,504	2,327

Cash and cash equivalents at end of year	$ 2,146	$ 4,927	$ 1,504

Supplemental Disclosures of Cash Flow Information:
Non-cash financing activities:
Dividend declared and unpaid	$ 1,292	$ 1,191	$ 1,135

In October 2001, the Company’s Board of Directors adopted a shareholders’ rights plan. Under the plan, Series A Junior Participating Preferred Stock Purchase Rights were distributed at the close of business on October 29, 2001 to shareholders of record as of that date. The Rights trade with the Common Stock, and are exercisable and trade separately from the Common Stock only if a person or group acquires or announces a tender or exchange offer that would result in such person or group owning 20% or more of the Common Stock of the Company. In the event the person or group acquires a 20% Common Stock position, the Rights allow other holders to purchase stock of the Company at a discount to market value. The Company is generally entitled to redeem the Rights at $.001 per Right at any time prior to the 10th day after a person or group has acquired a 20% Common Stock position. The Rights will expire on October 29, 2011 unless the plan is extended or the Rights are earlier redeemed or exchanged.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer evaluated, as of December 31, 2009, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2009 were effective.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting which is set forth in Item 8 - “Financial Statements and Supplementary Data” on page 32 and is incorporated herein by reference, management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2009, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2009, its system of internal control over financial reporting met those criteria and is effective.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in its report, which is set forth in Item 8 – “Financial Statements and Supplementary Data” on page 33 and is incorporated herein by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B — Other Information

Not applicable

PART III

Item 10 — Directors and Executive Officers of the Registrant and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the sections entitled “Information About Our Board of Directors” and “Information About Our Executive Officers,” “Committees of the Board of Directors–Audit Committee,” “Report of the Audit Committee of the Board of Directors,” “Committees of the Board of Directors–Corporate Governance Committee” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement issued in connection with its 2010 Annual Meeting of Shareholders (“Proxy Statement”). The Company has adopted a Code of Ethics applicable to its Chief Executive Officer, Chief Financial Officer, Controller and senior financial management. The Company’s Code of Ethics for Senior Officers is available at the Company’s website at www.alliancebankna.com.

Item 11 — Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Executive and Director Compensation Tables” and “Committees of the Board of Directors–Compensation Committee” in the Company’s Proxy Statement.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item 12 is incorporated herein by reference to the sections entitled “Securities Authorized for Issuance Under Equity Compensation Plans,” “Information About Our Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement.

Item 13 — Certain Relationships, Related Transactions and Director Independence

The information required by this Item 13 is incorporated herein by reference to the sections entitled “Board of Directors Independence” and “Transactions With Related Persons” in the Company’s Proxy Statement.

Item 14 — Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the section entitled “Independent Registered Public Accounting Firm Fees and Services” in the Company’s Proxy Statement.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

The financial statement schedules and exhibits filed as part of this form 10-K are as follows:

(a) (1)	The following consolidated financial statements are included in Part II, Item 8 hereof:
Consolidated Balance Sheets at December 31, 2009 and 2008.
Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007.
Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2009, 2008 and 2007.
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.
Notes to Consolidated Financial Statements.

(a) (2)	Financial statement schedules are omitted from this Form 10-K since the required information is not applicable to the Company.

(a) (3)	The exhibits required to be filed as part of the Annual Report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE FINANCIAL CORPORATION
(Registrant)

Date March 12, 2010	By /s/Jack H. Webb
Jack H. Webb, Chairman, President & CEO (Principal Executive Officer)

Date March 12, 2010	By /s/J. Daniel Mohr
J. Daniel Mohr, Executive Vice President & CFO (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

/s/Mary Pat Adams	Date March 10, 2010
Mary Pat Adams, Director

/s/Donald S. Ames	Date March 10, 2010
Donald S. Ames, Director

/s/Donald H. Dew	Date March 10, 2010
Donald H. Dew, Director

/s/John M. Endries	Date March 10, 2010
John M. Endries, Director

/s/Samuel J. Lanzafame	Date March 10, 2010
Samuel J. Lanzafame, Director

/s/Margaret G. Ogden	Date March 10, 2010
Margaret G. Ogden, Director

/s/Lowell A. Seifter	Date March 10, 2010
Lowell A. Seifter, Director

Date
Charles E. Shafer, Director

Date
Charles H. Spaulding, Director

/s/Paul M. Solomon	Date March 10, 2010
Paul M. Solomon, Director

/s/Deborah F. Stanley	Date March 10, 2010
Deborah F. Stanley, Director

/s/John H. Watt, Jr.	Date March 10 , 2010
John H. Watt, Jr., Executive Vice President & Director

/s/Jack H. Webb	Date March 10, 2010
Jack H. Webb, Chairman, President & CEO and Director (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-62623) filed with the Commission on August 27, 2009)

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 3, 2004)

3.3	Amendment to the Amended and Restated Bylaws of the Company (incorporated herein by reference to exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 27, 2007)

4.1	Rights Agreement dated October 19, 2001 between Alliance Financial Corporation and American Stock Transfer & Trust Company, including the Certificate of Amendment to the company’s Certificate of Incorporation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference to exhibit 4.1 to the Company’s Form 8-A12G filed with the Commission on October 25, 2001)

10.1 *	Alliance Financial Corporation 1998 Long Term Incentive Compensation Plan (incorporated herein by reference to exhibit 10.1 to the Company’s Registration Statement on Form S-4, Registration No. 333-62623, filed with the Commission on August 31, 1998, as amended)

10.2 *	Employment Agreement dated January 26, 2010 by and between the Company and Jack H. Webb (incorporated herein by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2010)

10.3 *	Amended and Restated Supplemental Retirement Agreement, dated as of November 28, 2006, by and among the Company, Alliance Bank, N.A. and Jack H. Webb (incorporated herein by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2010)

10.4 *	First Amendment to the Amended and Restated Supplemental Retirement Agreement between the Company, the Bank and Jack H. Webb (incorporated herein by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2010)

10.5 *	Split Dollar Agreement between the Bank and Jack H. Webb (incorporated herein by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2010)

10.6 *	Employment Agreement dated January 26, 2010 by and among the Company and John H. Watt Jr. (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2010)

10.7 *	Employment Agreement, dated January 26, 2010 by and between the Company and J. Daniel Mohr (incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2010)

10.8 *	Form of Change of Control Agreement, dated January 27, 2009, by and between the Company, Alliance Financial Corporation, and James W. Getman and Steven G. Cacchio (incorporated herein by reference to exhibit 10.11 of the Company’s annual report on Form 10-K filed with the Commission on March 13, 2009)

10.9 *	Director Supplemental Retirement Benefit Plan of Oswego County Savings Bank, dated as of March 15, 2000 (incorporated by reference to exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Commission on March 13, 2007)

10.10 *	Oswego County National Bank Voluntary Deferred Compensation Plan for Directors, Amended and Restated effective January 1, 2005 (incorporated by reference to exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Commission on March 13, 2007)

10.11 *	Directors Compensation Deferral Plan of the Company (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 1999)

10.12 *	Alliance Financial Corporation Director Retirement Plan dated March 11, 2008 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2008)

10.13 *	Alliance Financial Corporation Stock-Based Deferral Plan dated March 11, 2008 (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2008)

10.14 *	Alliance Bank Executive Incentive Retirement Plan dated March 11, 2008 (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2008)

10.15 *	First National Bank of Cortland Excess Benefit Plan for David R. Alvord, dated December 31, 1991, and all amendments thereto (incorporated herein by reference to exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2001)

10.16 *	Oneida Valley National Bank Supplemental Retirement Income Plan for John C. Mott, dated September 1, 1997, and all amendments thereto (incorporated herein by reference to exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2002)

21.1 †	List of the Company’s Subsidiaries

23.1 †	Consent of Crowe Horwath LLP

31.1 †	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 †	Certification of J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 †	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 †	Certification of J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.
*	Management contract or compensatory plan or arrangement.