Form 10-Q
period 2010-03-31
ALLIANCE FINANCIAL CORP /NY/
filed 2010-05-07
CIK 796317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, on May 4, 2010 was 4,662,792 shares.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the financial conditions, results of operations and business of Alliance. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

•	changes in the interest rate environment that reduce margins;

•	changes in the regulatory environment;

•	we operate in a highly competitive industry and market area;

•	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in credit market conditions;

•	changes in the securities markets which affect investment management revenues;

•	increases in FDIC deposit insurance premiums and assessments could adversely affect our financial condition;

•	changes in technology used in the banking business;

•	the soundness of other financial services institutions may adversely affect our credit risk;

•	certain of our intangible assets may become impaired in the future;

•	our controls and procedures may fail or be circumvented;

•	new line of business or new products and services may subject Alliance to additional risks;

•	changes in key management personnel may adversely impact our operations;

•	we cannot predict the effect on our operations of recent legislative and regulatory initiatives that were or may be enacted in response to the ongoing financial crisis;

•	severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business; and

•	other factors detailed from time to time in Alliance’s Securities and Exchange Commission filings

Although we believe that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Neither Alliance nor the Bank undertakes any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Throughout this report, the terms “Company,” “Alliance,” “we,” “our” refers to the consolidated entity of Alliance Financial Corporation, its wholly-owned subsidiaries, including Alliance Bank, N.A. (the “Bank”) and Ladd’s Agency, Inc., and the Bank’s subsidiaries, Alliance Preferred Funding Corp. and Alliance Leasing, Inc. Alliance is a New York corporation which was formed in November 1998 as a result of the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc.

PART I. FINANCIAL INFORMATION

Alliance Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$20,782	$26,696
Securities available-for-sale	408,348	362,158
Federal Home Loan Bank of New York (“FLHB”) and Federal Reserve Bank (“FRB”) stock	8,729	10,074
Loans and leases held-for-sale	401	1,023
Loans and leases, net of unearned income and deferred costs	904,653	914,162
Allowance for credit losses	9,717	9,414

Net loans and leases	894,936	904,748

Premises and equipment, net	19,708	20,086
Accrued interest receivable	4,961	4,167
Bank-owned life insurance	27,623	27,354
Goodwill	32,073	32,073
Intangible assets, net	9,785	10,075
Other assets	17,980	18,790

Total assets	$1,445,326	$1,417,244

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing deposits	161,730	159,149
Interest-bearing deposits	968,202	916,522

Total deposits	1,129,932	1,075,671
Borrowings	144,121	172,707
Accrued interest payable	1,332	1,745
Other liabilities	16,680	17,412
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	25,774

Total liabilities	1,317,839	1,293,309

Shareholders’ equity
Preferred stock – par value $1.00 a share; 900,000 shares authorized, none issued and outstanding	—	—
Preferred stock – par value $1.00 a share; 100,000 shares authorized, Series A, junior preferred stock, none issued and outstanding	—	—
Common stock - par value $1.00; 10,000,000 shares authorized, 4,978,604 and 4,937,233 shares issued; and 4,656,292 and 4,614,921 shares outstanding, respectively	4,979	4,937
Surplus	44,040	43,013
Undivided profits	87,639	86,194
Accumulated other comprehensive income	2,076	946
Directors’ stock-based deferred compensation plan (106,942 and 103,512 shares, respectively)	(2,591)	(2,499)
Treasury stock, at cost: 322,312 shares	(8,656)	(8,656)

Total shareholders’ equity	127,487	123,935

Total liabilities & shareholders’ equity	$1,445,326	$1,417,244

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2010	2009
Interest income:
Interest and fees on loans and leases	$11,821	$12,685
Federal funds sold and interest bearing deposits	2	9
Securities	3,633	3,195

Total interest income	15,456	15,889

Interest expense:
Deposits:
Savings accounts	106	117
Money market accounts	773	963
Time accounts	1,971	2,709
NOW accounts	143	150

Total deposits	2,993	3,939
Borrowings:
Repurchase agreements	203	251
FHLB advances	985	1,399
Junior subordinated obligations issued to unconsolidated subsidiary trusts	154	255

Total interest expense	4,335	5,844

Net interest income	11,121	10,045
Provision for credit losses	1,095	1,750

Net interest income after provision for credit losses	10,026	8,295

Non-interest income:
Investment management income	1,807	1,761
Service charges on deposit accounts	1,050	1,193
Card-related fees	591	521
Insurance agency income	346	315
Income from bank-owned life insurance	269	247
Gain on the sale of loans	193	25
Gain on sale of securities available-for-sale	—	1,015
Other non-interest income	305	283

Total non-interest income	4,561	5,360

Non-interest expense:
Salaries and employee benefits	5,569	4,700
Occupancy and equipment expense	1,840	1,764
Communication expense	176	191
Office supplies and postage expense	269	311
Marketing expense	293	251
Amortization of intangible assets	290	388
Professional fees	740	677
FDIC insurance premium	402	347
Other non-interest expense	1,382	1,438

Total non-interest expense	10,961	10,067

Income before income tax expense	3,626	3,588
Income tax expense	877	631

Net income	$2,749	$2,957

Dividend and accretion of discount on preferred stock	—	(358)

Net income available to common shareholders	$2,749	$2,599

Net income per common share:
Basic earnings per common share	$0.59	$0.57
Diluted earnings per common share	$0.59	$0.57
Cash dividends declared per share	$0.28	$0.26

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except per share data)

	Issued and Outstanding Common Shares	Preferred Stock	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Directors’ Deferred Stock	Total
Balance at January 1, 2009	4,578,910	$26,331	$4,901	$41,922	$81,110	$971	$(8,656)	$(2,098)	$144,481

Comprehensive income:
Net income	—	—	—	—	2,957	—	—	—	2957
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	—	448	—	—	448
Change in accumulated unrealized losses and prior service costs for retirement plans	—	—	—	—	—	4	—	—	4

Total comprehensive income	—	—	—	—	2,957	452	—	—	3,409

Accretion of preferred stock discount	—	23	—	—	(23)	—	—	—	—
Issuance of restricted stock	11,850	—	12	(12)	—	—	—	—	—
Forfeiture of restricted stock	(100)	—	—	(2)	—	—	—	—	(2)
Amortization of restricted stock	—	—	—	97	—	—	—	—	97
Tax benefit of stock-based compensation	—	—	—	10	—	—	—	—	10
Cash dividend $0.26 per common share	—	—	—	—	(1,193)	—	—	—	(1,193)
Preferred stock dividend	—	—	—	—	(335)	—	—	—	(335)
Directors’ deferred stock plan purchase	—	—	—	115	—	—	—	(115)	—

Balance at March 31, 2009	4,590,660	$26,354	$4,913	$42,130	$82,516	$1,423	$(8,656)	$(2,213)	$146,467

Balance at January 1, 2010	4,614,921	$—	$4,937	$43,013	$86,194	$946	$(8,656)	$(2,499)	$123,935

Comprehensive income:
Net income	—	—	—	—	2,749	—	—	—	2,749
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	—	1,107	—	—	1,107
Change in accumulated unrealized losses and prior service costs for retirement plans	—	—	—	—	—	23	—	—	23

Total comprehensive income	—	—	—	—	2,749	1,130	—	—	3,879

Retirement of common stock	(629)	—	1	(16)	—	—	—	—	(15)
Amortization of restricted stock	—	—	—	81	—	—	—	—	81
Stock options exercised	42,000	—	41	736	—	—	—	—	777
Tax benefit of stock-based compensation	—	—	—	134	—	—	—	—	134
Cash dividend $0.28 per common share	—	—	—	—	(1,304)	—	—	—	(1,304)
Directors’ deferred stock plan purchase	—	—	—	92	—	—	—	(92)	—

Balance at March 31, 2010	4,656,292	$—	$4,979	$44,040	$87,639	$2,076	$(8,656)	$(2,591)	$127,487

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flow (Unaudited)

(In thousands, except per share data)	Three months ended March 31,
	2010	2009
Operating Activities:
Net Income	$2,749	$2,957

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,095	1,750
Depreciation expense	595	611
Increase in surrender value of life insurance	(269)	(247)
Provision for deferred income taxes	(112)	—
Amortization of investment security discounts and premiums, net	536	140
Net gain on sale of securities available-for-sale	—	(1,015)
Net gain on sale of premises and equipment	(4)	—
Proceeds from the sale of loans and leases held-for-sale	9,989	2,379
Origination of loans held-for-sale	(9,260)	(1,823)
Gain on sale of loans held-for-sale	(193)	(25)
Gain on foreclosed real estate	—	(19)
Amortization of capitalized servicing rights	70	71
Amortization of intangible assets	290	388
Restricted stock expense, net	81	95
Amortization of prepaid FDIC insurance premium	367	—
Change in other assets and liabilities	(1,920)	(1,578)

Net cash provided by operating activities	4,014	3,684

Investing Activities:
Proceeds from maturities, redemptions, calls and principal repayments of investment securities available-for-sale	20,962	23,132
Proceeds from sales of investment securities available-for-sale	—	33,926
Purchase of investment securities available-for-sale	(65,926)	(85,683)
Purchase of FHLB and FRB stock	(2,916)	(4,023)
Redemption of FHLB stock	4,261	5,585
Net decrease (increase) in loans and leases	8,717	(17,342)
Purchases of premises and equipment	(220)	(206)
Proceeds from the sale of premises and equipment	7	—
Proceeds from disposition of foreclosed assets	—	48

Net cash used in investing activities	(35,115)	(44,563)

Financing Activities:
Net increase in demand deposits, NOW and savings accounts	70,921	83,958
Net (decrease) increase in time deposits	(16,660)	8,421
Net decrease in short-term borrowings	(18,586)	(47,661)
Payments on long-term borrowings	(10,000)	—
Proceeds from the exercise of stock options	777	—
Retirement of common stock	(15)	—
Tax benefit of stock-based compensation	134	10
Purchase of shares for directors’ deferred stock-based plan	(92)	(115)
Cash dividends paid to common shareholders	(1,292)	(1,191)
Cash dividends paid to preferred shareholders	—	(209)

Net cash provided by financing activities	25,187	43,213

Net (decrease) increase in cash and cash equivalents	(5,914)	2,334
Cash and cash equivalents at beginning of period	26,696	48,090

Cash and cash equivalents at end of period	$20,782	$50,424

Supplemental Disclosures of Cash Flow Information:
Interest received during the period	$14,662	$15,264
Interest paid during the period	4,748	6,368
Income taxes	439	301
Non-cash investing activities:
Change in unrealized gain/loss on available-for-sale securities	1,762	731
Transfer of loans to other real estate and repossessed assets	—	134
Non-cash financing activities:
Common dividend declared and unpaid	1,304	1,193
Preferred dividend accrued and unpaid	—	166

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

1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of Alliance, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2009 and for the three-year period then ended, included in the Alliance’s Annual Report on Form 10-K for the year ended December 31, 2009. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part I. Certain amounts from prior year periods are reclassified, when necessary, to conform to the current period presentation.

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months ended March 31, 2010 and 2009.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has identified the allowance for credit losses, income taxes, and the carrying value and subsequent annual impairment analysis of goodwill and intangible assets to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Actual results could differ from those estimates.

Securities

Alliance classifies securities as held-to-maturity or available-for-sale at the time of purchase. Held-to-maturity securities are those that Alliance has the positive intent and ability to hold to maturity, and are reported at cost, adjusted for amortization of premiums and accretion of discounts. Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value, with net unrealized gains and losses reflected as a separate component of accumulated other comprehensive income, net of taxes. None of Alliance’s securities have been classified as trading securities or held-to-maturity.

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

Operating leases are stated at cost of the equipment less depreciation. Equipment on operating leases is depreciated on a straight-line basis to its estimated residual value over the lease term. Operating lease income is recognized on a straight-line basis over the term of the lease. Lease financings, included in portfolio loans on the consolidated balance sheet consist of direct financing leases of commercial equipment, primarily computers and office equipment, manufacturing equipment, commercial truck and trailers, and medical equipment. Income attributable to finance leases is initially recorded as unearned income and subsequently recognized as finance income at level rates of return over the term of the leases. The recorded residual values of Alliance’s leased assets are estimated at the inception of the lease to be the expected fair market value of the assets at the end of the lease term. Alliance reviews commercial lease residual values at least annually and recognizes residual value impairments deemed to be other than temporary. In accordance with U.S. generally accepted accounting principles, anticipated increases in specific future residual values are not recognized before realization. Anticipated decreases in specific future residual values that are considered to be other than temporary are recognized immediately.

Allowance for Credit Losses

The allowance for credit losses represents management’s best estimate of probable incurred credit losses in Alliance’s loan and lease portfolio. Management’s quarterly evaluation of the allowance for credit losses is a comprehensive analysis that builds a total allowance by evaluating the probable incurred losses within each loan and lease type, or pool, of similar loans and leases. Alliance uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates an allowance for each pool based on the average loss rate for the time period that includes the current year and two full prior years. The average loss rate is adjusted to reflect the expected impact that current trends regarding loan growth, delinquency, losses, economic conditions, loan concentrations, policy changes, experience and ability of lending personnel, and current interest rates have. For commercial loan and lease pools, Alliance establishes a specific allocation for all loans and leases classified as being impaired in excess of $200,000, which have been risk rated under Alliance’s risk rating system as substandard, doubtful, or loss. For all other commercial loans and leases, Alliance uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category. The general allocation methodology for commercial loans and leases considers the same factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management’s best estimate of the probable incurred credit losses in Alliance’s loan and lease portfolio.

A loan or lease is considered impaired, based on current information and events, if it is probable that Alliance will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on fair value of the collateral. Large groups of smaller balance homogenous loans, such as consumer and residential real estate loans less than $200,000, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Loans are charged off when they are considered a loss regardless of the delinquency status. From a delinquency standpoint, the policy of Alliance is to charge off loans when they are 120 days past due unless extenuating circumstances are documented that attest to the ability to collect the loan. Special circumstances to include fraudulent loans and loans in bankruptcy will be charged off no later than 90 days of discovery or 120 days delinquent, whichever is shorter. In lieu of charging off the entire loan balance, loans with collateral may be written down to the value of the collateral, less cost to sell, if foreclosure or repossession of collateral is assured and is in process.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Directors Stock-Based Deferral Plan

In accordance with Accounting Standards Codification (“ASC”) Topic 710-10-05-08, “Deferred Compensation-Rabbi Trusts”, the stock held in the trust is classified in equity similar to the manner in which treasury stock is classified.

Recent Accounting Pronouncements

In June 2009, FASB issued ASC Topic 860-10-65-3: Accounting for Transfers of Financial Assets - An Amendment of FASB Statement No. 140 (ASC 810). The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.

This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement. The adoption did not have a material impact on Alliance’s consolidated financial position, results of operations or cash flows.

ASC Topic 810-10-65-2, Amendments to FASB Interpretation No. 46(R), which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement also requires additional disclosures about an enterprise’s involvement in variable interest entities. This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption did not have a material impact on Alliance’s consolidated financial position, results of operations or cash flows.

FASB ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) was amended to require some new disclosures and clarify some existing disclosure requirements about fair value measurement. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. These new disclosure requirements were adopted by Alliance during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. With respect to the portions of this amendment that were adopted during the current period, the adoption of this standard did not have a significant impact on our consolidated financial statements. Alliance believes that the adoption of the remaining portion of this amendment will not have a significant impact on our consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2.	Securities

The amortized cost and estimated fair value of securities for the dates indicated (in thousands):

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Treasury obligations	$100	$1	$—	$101
Obligations of U.S. government-sponsored corporations	5,526	269	—	5,795
Obligations of states and political subdivisions	75,765	1,891	80	77,576
Mortgage-backed securities - residential	317,604	5,076	1,010	321,670

Total debt securities	398,995	7,237	1,090	405,142
Stock Investments:
Equity securities	1,958	248	5	2,201
Mutual Funds	1,000	23	18	1,005

Total stock investments	2,958	271	23	3,206

Total available-for-sale	$401,953	$7,508	$1,113	$408,348

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Treasury obligations	$100	$1	$—	$101
Obligations of U.S. government-sponsored corporations	5,864	265	—	6,129
Obligations of states and political subdivisions	75,104	2,135	92	77,147
Mortgage-backed securities - residential	273,499	4,030	1,849	275,680

Total debt securities	354,567	6,431	1,941	359,057
Stock Investments:
Equity securities	1,958	153	7	2,104
Mutual funds	1,000	19	22	997

Total stock investments	2,958	172	29	3,101

Total available-for-sale	$357,525	$6,603	$1,970	$362,158

As of March 31, 2010 and December 31, 2009, the mortgage-backed securities portfolio was comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, which in turn, are backed by the United States government.

At March 31, 2010 and December 31, 2009, securities with a carrying value of $364.8 million and $319.0 million, respectively, were pledged as collateral for certain deposits and for other purposes as required or permitted by law.

There were no securities sales during the first quarter of 2010. Alliance recognized gross gains on sales of securities of $1.0 million for the quarter ended March 31, 2009. Taxes on these net realized gains at Alliance’s marginal rate were $393,000.

The carrying value and estimated fair value of debt securities for the dates indicated, by contractual maturity, are shown below (in thousands). The maturities of mortgage-backed securities are based on the average life of the security. All other expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Amortized Cost	Estimated Fair Value
Due in one year or less	$86,145	$87,730
Due after one year through five years	184,135	187,760
Due after five years through ten years	87,880	88,792
Due after ten years	40,835	40,860

Total debt securities	$398,995	$405,142

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated are as follows (in thousands):

	March 31, 2010
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Obligations of states and political subdivisions	$7,228	$75	$200	$5	$7,428	$80
Mortgage-backed securities - residential	112,116	926	1,632	84	113,748	1,010

Subtotal, debt securities	119,344	1,001	1,832	89	121,176	1,090
Equity securities	—	—	18	5	18	5
Mutual funds	—	—	482	18	482	18

Total temporarily impaired securities	$119,344	$1,001	$2,332	$112	$121,676	$1,113

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Obligations of states and political subdivisions	$7,013	$87	$200	$5	$7,213	$92
Mortgage-backed securities – residential	82,274	1,773	1,747	76	84,021	1,849

Subtotal debt securities	89,287	1,860	1,947	81	91,234	1,941
Equity securities	—	—	23	7	23	7
Mutual funds	—	—	478	22	478	22

Total temporarily impaired securities	$89,287	$1,860	$2,448	$110	$91,735	$1,970

Management does not believe any individual unrealized loss as of March 31, 2010 represents an other-than-temporary impairment. A total of 29 available-for-sale securities were in a continuous unrealized loss position for less than 12 months and 5 securities for 12 months or longer. The unrealized losses relate primarily to securities issued by FNMA, GNMA, FHLMC, the State of New York and various political subdivisions within the State of New York. These unrealized losses are primarily attributable to changes in interest rates and other market conditions. Alliance does not intend to sell these securities and does not believe it will be required to sell them prior to recovery of the amortized cost.

3.	Loans and Leases

Major classifications of loans and leases at the dates indicated (in thousands):

	March 31,	December 31,
	2010	2009
Residential real estate	$355,033	$356,906
Commercial loans	113,513	111,243
Commercial real estate	98,061	96,753
Leases	68,553	76,224
Indirect auto loans	181,537	184,947
Other consumer loans	91,157	92,022

	907,854	918,095

Less: Unearned income	7,125	8,000
Net deferred loan costs	3,924	4,067

Total loans and leases	904,653	914,162
Allowance for credit losses	(9,717)	(9,414)

Net loans and leases	$894,936	$904,748

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Nonperforming loans and leases at the dates indicated are as follows (in thousands):

	March 31, 2010	December 31, 2009

Loans and leases 90 days past due and still accruing	$57	$—
Non-accrual loans and leases	9,532	8,582

Total nonperforming loans and leases	$9,589	$8,582

As of March 31, 2010 and December 31, 2009, impaired loans and leases totaled approximately $3.2 million and $3.6 million, respectively. The recorded investment in loans and leases considered impaired for which there was a related valuation allowance for impairment included in the allowance for credit losses and the amount of such impairment allowance were $343,000 and $128,000, respectively at March 31, 2010 and $908,000 and $332,000, respectively at December 31, 2009.

The following table summarizes changes in the allowance for credit losses arising from loans and leases charged off, recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense (in thousands):

	Three months ended March 31,
	2010	2009

Allowance for credit losses, beginning of period	$9,414	$9,161

Loans and leases charged-off	(992)	(1,383)
Recoveries of loans and leases previously charged-off	200	179

Net loans and leases charged-off	(792)	(1,204)

Provision for credit losses	1,095	1,750

Allowance for credit losses, end of period	$9,717	$9,707

4.	Deposits

Deposits consisted of the following at the periods indicated (in thousands):

	March 31, 2010	December 31, 2009

Non-interest-bearing checking	$161,730	$159,149
Interest-bearing checking	134,021	130,368
Savings accounts	98,048	94,524
Money market accounts	378,214	317,051
Time accounts	357,919	374,579

Total deposits	$1,129,932	$1,075,671

5.	Earnings Per Share

Alliance has granted stock compensation awards with non-forfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC Topic 260-10-45. Basic earnings per common share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards and warrants, but excludes awards considered participating securities.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Basic and diluted net income per common share calculations are as follows (in thousands, except per share data):

	For three months ended March 31,
	2010	2009
Basic:
Net income available to common shareholders	$2,749	$2,599
Less: Dividends and undistributed earnings allocated to unvested restricted shares	(23)	(54)

Net earnings allocated to common shareholders	$2,726	$2,545

Weighted average common shares outstanding, including shares considered participating securities	4,623,105	4,587,331
Less: average participating securities	(39,398)	(94,521)

Weighted average shares	4,583,707	4,492,810

Net income per common share – basic	$0.59	$0.57

Diluted:
Net earnings allocated to common shareholders	$2,726	$2,545

Weighted average common shares outstanding for basic earnings per common share	4,583,707	4,492,810
Incremental shares from assumed conversion of stock options and warrants	30,444	2,977

Average common shares outstanding – diluted	4,614,151	4,495,787

Net income per common share – diluted	$0.59	$0.57

Dividends of $11,000 and $25,000 were paid on unvested shares with non-forfeitable dividend rights for the quarters ending March 31, 2010 and 2009, respectively. There were no anti-dilutive stock options for the three months ended March 31, 2010. For the three months ended March 31, 2009, 305,177 anti-dilutive stock options and warrants were excluded from the diluted weighted average common share calculation.

6.	Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, for the periods indicated were as follows (in thousands):

	For three months ending March 31,
	2010			2009
	Pre-tax amount	Tax expense (benefit)	Net-of-tax amount	Pre-tax amount	Tax expense (benefit)	Net-of-tax amount
Securities available-for-sale:
Net unrealized gains arising during the period	$1,762	$655	$1,107	$1,746	$676	$1,070
Reclassification adjustment for (gains) losses included in net income	—	—	—	(1,015)	393	(622)

	1,762	655	1,107	731	283	448
Retirement plan liabilities	38	15	23	7	3	4

Other comprehensive income	$1,800	$670	$1,130	$738	$286	$452

Net income			2,749			2,957

Comprehensive income			$3,879			$3,409

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

7.	Employee and Director Benefit Plans

Defined Benefit Plan and Post-Retirement Benefits

Alliance has a noncontributory defined benefit pension plan (“Pension Plan”) which it assumed from Bridge Street Financial Inc. (“Bridge Street”). The plan covers substantially all former Bridge Street full-time employees who met eligibility requirements on October 6, 2006, at which time all benefits were frozen. Under the plan, retirement benefits are primarily a function of both the years of service and the level of compensation. The amount contributed to the plan is determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes, or (b) the amount certified by an actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Alliance has contributed $21,000 to the Pension Plan in 2010 and expects to contribute an additional $21,000 for the remainder of 2010.

Post-retirement medical and life insurance benefits (“Post-retirement Plan) are available to certain retirees and their spouses, if applicable.

Supplemental Retirement Plans

Alliance has supplemental executive retirement plans (“SRPs”) for our current Chief Executive Officer and five former employees.

Directors Retirement Plan

Alliance has a noncontributory defined benefit retirement plan for non-employee directors (“Directors Plan”). The Directors Plan provides for a cash benefit equivalent to 35% of their average annual director’s fees, subject to increases based on the directors’ length and extent of service, payable in a number of circumstances, including normal retirement, death or disability and a change in control. Upon termination of service, the normal retirement benefit is payable in a lump sum or in ten equal annual installments.

The components of all of the plans’ net periodic costs for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Pension Plan		Post-retirement Plan		SRP Plan		Directors Retirement Plan
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$—	$—	$—	$—	$20	$20	$17	$14
Interest cost	71	70	58	57	48	48	10	8
Expected return on assets	(78)	(71)	—	—	—	—	—	—
Amortization of unrecognized prior service cost	38	41	(7)	(9)	6	5	13	11

Net periodic pension cost	$31	$40	$51	$48	$74	$73	$40	$33

8.	Fair Value Measurements

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

Assets Measured on a Recurring Basis

The fair values of debt securities available-for-sale are determined by obtaining matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair value of mutual fund and equity securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges when available (Level 1). For mutual fund and equity securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).

Assets measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at March 31, 2010 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
U.S. Treasury obligations	$101	$—	$101
Obligations of U.S. government-sponsored corporations	5,795	—	5,795
Obligations of states and political subdivisions	77,576	—	77,576
Mortgage-backed securities - residential	321,670	—	321,670

Total debt securities	405,142	—	405,142
Stock Investments:
Equity securities	2,201	18	2,183
Mutual Funds	1,005	1,005	—

Total stock investments	3,206	1,023	2,183

Total available-for-sale	$408,348	$1,023	$407,325

		Fair Value Measurements at December 31, 2009 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
U.S. Treasury obligations	$101	$—	$101
Obligations of U.S. government-sponsored Corporations	6,129	—	6,129
Obligations of states and political subdivisions	77,147	—	77,147
Mortgage-backed securities - residential	275,680	—	275,680

Total debt securities	359,057	—	359,057
Stock Investments:
Equity securities	2,104	16	2,088
Mutual Funds	997	997	—

Total stock investments	3,101	1,013	2,088

Total available-for-sale	$362,158	$1,013	$361,145

Assets Measured on a Non-Recurring Basis

Loans held-for-sale – The fair value of loans held-for-sale is determined, when possible, using quoted secondary-market prices (Level 2). If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan (Level 2). There was no fair value allowance recorded on loans held-for-sale at March 31, 2010 and December 31, 2009.

Loans and leases are generally not recorded at fair value on a recurring basis. Periodically, Alliance records nonrecurring adjustment to the carrying value of loans and leases based on fair value measurements for partial charge-offs of the uncollectible portions of those loans and leases. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans and leases calculated when establishing the allowance for credit losses. Such

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan or lease less the calculated valuation amount does not necessarily represent the fair value of the loan or lease. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, adjusted based on non-observable inputs and the related nonrecurring fair value measurement adjustments and have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans and leases generally are based on assumptions not observable in the marketplace and, therefore, such valuations have been classified as Level 3.

Impaired loans and leases, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $343,000 with a valuation allowance of $128,000 at March 31, 2010. At December 31, 2009, impaired loans had a carrying amount of $908,000, with a valuation allowance of $332,000. Changes in fair value recognized for partial charge-offs of loans and leases and impairment reserves on loans and leases were $211,000 and $846,000 for the three months ended March 31, 2010 and 2009, respectively.

The carrying amounts and estimated fair values of financial instruments, not previously presented, as of the dates indicated (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$20,782	$20,782	$26,696	$26,696
FHLB and FRB stock	8,729	N/A	10,074	N/A
Loans held for sale	401	401	1,023	1,023
Net loans and leases, including impaired loans and leases	894,936	928,197	904,748	943,818
Accrued interest receivable	4,961	4,961	4,167	4,167
Financial Liabilities:
Deposits	1,129,932	1,133,269	1,075,671	1,080,083
Borrowings	144,121	147,485	172,707	175,914
Junior subordinated obligations	25,774	9,398	25,774	9,271
Accrued interest payable	1,332	1,332	1,745	1,745

The fair value of commitments to extend credit and standby letters of credit is not significant.

Alliance’s fair value estimates are based on our existing on and off balance sheet financial instruments without attempting to estimate the value of any anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on our fair value estimates and have not been considered in these estimates.

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

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash and Cash Equivalents

The carrying amounts reported in the consolidated balance sheet for cash and short-term instruments approximate those assets’ fair value.

FHLB and FRB Stock

It is not practicable to determine the fair value of FHLB and FRB stock due to restrictions placed on its transferability.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

This discussion is intended to further your understanding of the consolidated financial condition and results of operations of Alliance Financial Corporation and its subsidiaries. It should be read in conjunction with the consolidated financial statements included in this report.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

General

Net income was $2.7 million for the first quarter of 2010, compared to $3.0 million for the same period in 2009. Net income available to common shareholders for the first quarter was $2.7 million or $0.59 per diluted share, compared to $2.6 million or $0.57 per diluted share for the first quarter of 2009.

Preferred dividends and accretion on preferred stock issued by Alliance under the U.S. Treasury’s Capital Purchase Program (“CPP”) were $358,000 for the first quarter of 2009. There was no preferred stock outstanding in the first quarter of 2010.

The return on average assets and return on average common shareholders’ equity were 0.77% and 8.93%, respectively, for the first quarter of 2010, compared to 0.86% and 8.69%, respectively, for the same period in 2009.

Net Interest Income

Net interest income totaled $11.1 million in the first quarter, representing an increase of $1.1 million or 10.7% compared to the first quarter of 2009. The increase in net interest income was driven by a higher net interest margin combined with earning asset growth. Average earning assets increased $41.3 million in the first quarter compared with the year-ago quarter, due largely to increases in the securities portfolio and residential mortgages. On a linked-quarter basis, net interest income decreased $363,000 or 3.2% as a result of a 7 basis point decrease in the net interest margin and a 1.8% decline in interest-earning assets, primarily in the securities and lease portfolios.

Alliance’s tax-equivalent net interest margin increased 19 basis points in the first quarter compared with the year-ago quarter, but was down 7 basis points compared to the fourth quarter of 2009. The net interest margin on a tax-equivalent basis was 3.61% in the first quarter of 2010, compared with 3.42% in the first quarter of 2009 and 3.68% in the fourth quarter of 2009. Without the effect of fewer days in the first quarter, net interest income and net interest margin would have been roughly comparable to that of the fourth quarter.

The overall net interest margin growth since the first quarter of 2009 is primarily the result of our ongoing active balance sheet management and deposit pricing strategies and the positive effects of those strategies in the low interest rate environment of the past year. The rate of growth in Alliance’s net interest margin slowed in the second half of 2009 and leveled off in the first quarter of 2010 as interest rates on a substantial portion of our interest-bearing liabilities have adjusted to the lower rates in effect during the period. Alliance’s net interest margin is expected to remain flat to slightly lower in coming quarters due to the reinvestment of cash flows on our longer term, higher yielding assets at lower rates in the current market.

Alliance’s tax-equivalent earning assets yield decreased 34 basis points in the first quarter of 2010 compared with the year-ago period, which was more than offset by a 66 basis point decrease in its cost of funds over the same period. The yield on our interest-earning assets was 4.96% in the first quarter of 2010, compared with 5.30% in the first quarter of 2009. Alliance’s cost of funds for the same periods was 1.54% and 2.20%, respectively. On a linked-quarter basis, Alliance’s first quarter earning-assets yield and its cost of funds declined 12 basis points and 7 basis points, respectively.

From September 2007 to December 2008, the Federal Reserve reduced its target fed funds rate from 5.25% to between zero and 0.25%. Over this same time period, a sharp drop in equity markets, economic recession and federal government monetary and economic stimulus efforts contributed to a sharp decline in the yields on U.S. Treasury securities. As a result of these factors, the yields on two-year, five-year and ten-year treasury securities dropped 339 basis points, 272 basis points and 230 basis points, respectively from August 31, 2007 to December 31, 2008. The target federal funds rate remains between zero and 0.25%, however treasury yields have rebounded somewhat, with yields increasing 26 basis points, 101 basis points and 158 basis points on the two-year, five-year and ten-year treasury securities, respectively from the end of 2008. The low interest rate environment of the past two years has resulted in lower yields for all of Alliance’s earning assets. Yields on our commercial loans and consumer loans were most affected by these conditions, with yields on these assets down 122 basis points and 185 basis points, respectively, in 2009 compared with 2008. Yields on commercial loans and consumer loans decreased 36 basis points and 57 basis points, respectively, in the first quarter of 2010 compared to the first quarter of 2009. These asset types are more sensitive than our other interest-bearing assets to changes in market interest rates due to the variable rate characteristics of a portion of these portfolios and to the high levels of annual amortization in the portfolios as a result of their relatively shorter duration.

Average interest-earning assets increased 3.3% in the first quarter to $1.3 billion compared with the same period last year, due primarily to growth in the securities and residential mortgage portfolios, which offset declines in the commercial loans and equipment lease portfolios. Changes in our asset mix also contributed to the decline in the earning-assets yield, as securities and residential mortgages comprised a larger portion of Alliance’s earning assets in the first quarter of 2010 compared with the year-ago quarter. The yields on these assets are typically lower than yields on commercial loans and leases. Growth in the securities and residential portfolios combined with low demand for commercial loans and the planned runoff of the equipment lease portfolio resulted in the securities and residential mortgage portfolios increasing to 56.3% of earning assets in the first quarter, compared with 49.6% in the first quarter of 2009.

Alliance’s cost of funds declined markedly in 2009 and into 2010 in all interest-bearing liability categories except savings accounts. The average yield of money market and time deposits dropped 100 basis points and 145 basis points, respectively in 2009 as a result of the lower rate environment and our deposit pricing strategies. The average yield of money market and time deposits decreased 56 basis points and 91 basis points, respectively, in the first quarter of 2010 compared with the year-ago quarter. Our wholesale funding costs also dropped significantly, with the average cost of our borrowings down 41 basis points in 2009 compared with 2008. Alliance’s average cost of borrowings decreased only 3 basis points in the first quarter compared with the first quarter of 2009, primarily due to a $57.6 million decrease in average borrowings resulting from the paydown of short-term borrowings. At the same time our borrowing costs were declining due to the lower rates in 2009, we continued to extend the maturity on new or renewed borrowings in order to lessen the potential impact of higher interest rates on borrowing costs. The weighted average maturity of Alliance’s borrowings was 2.8 years at March 31, 2010.

The average cost of our junior subordinated obligations decreased 230 basis points in 2009 compared with 2008, and decreased 157 basis points in the first quarter of 2010 compared with the year-ago quarter due to the sharp decline in the three-month Libor index to which these variable rate obligations are tied.

Alliance’s liability mix changed favorably during 2009 and into 2010 as we continued to focus on growing lower cost savings, demand and money market accounts (transaction accounts) and relied less on higher promotional rates to attract or retain retail time accounts. The aggregate average balance of transaction accounts was $733.0 million in the first quarter, which was an increase of $114.0 million or 18.4% from the aggregate average balances of $619.0 million in the first quarter of 2009. Average transaction account balances comprised 66.4% of total average deposits in the first quarter, compared with 63.4% in the first quarter of 2009. Average time account balances in the first quarter were $370.5 million or 33.6% of total average deposits in the first quarter, compared with $356.6 million or 36.6% in the same period last year. Our ability to gather core transaction deposits over the past year has been greatly enhanced by our strong financial position and earnings performance, enhanced product offerings including upgraded treasury management and internet banking platforms, and a high positive awareness of Alliance’s brand. These factors, combined with negative operating performance or other challenges being experienced by certain larger financial institutions operating in our market, have been important contributors to Alliance’s core deposit gains in 2009 and 2010.

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

	For the three months ended March 31,
(in thousands)	2010			2009
	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$7,524	$2	0.10%	$32,989	$9	0.11%
Taxable investment securities	292,860	2,716	3.71%	204,451	2,259	4.42%
Nontaxable investment securities	75,202	1,097	5.84%	88,929	1,339	6.02%
FHLB and FRB stock	9,307	192	8.27%	10,935	52	1.90%
Residential real estate loans(1)	356,613	4,780	5.36%	324,795	4,613	5.68%
Commercial loans and commercial real estate	198,984	2,695	5.42%	203,183	2,935	5.78%
Nontaxable commercial loans	8,743	126	5.76%	9,787	145	5.93%
Taxable leases (net of unearned discount)	49,233	732	5.95%	81,176	1,247	6.14%
Nontaxable leases (net of unearned discount)	14,764	239	6.48%	17,844	290	6.50%
Indirect auto loans	181,789	2,390	5.26%	181,081	2,508	5.54%
Consumer loans	91,416	983	4.30%	89,939	1,095	4.87%

Total interest-earning assets	$1,286,435	$15,952	4.96%	$1,245,109	$16,492	5.30%

Non-interest earning assets:
Other assets	140,218			135,160
Less: Allowance for credit losses	(9,888)			(9,489)
Net unrealized gains on securities available-for-sale	6,691			6,055

Total assets	$1,423,456			$1,376,835

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$132,028	$143	0.43%	$116,069	$150	0.52%
Savings deposits	94,751	106	0.45%	88,028	117	0.53%
MMDA deposits	349,096	773	0.89%	266,084	963	1.45%
Time deposits	370,543	1,971	2.13%	356,609	2,709	3.04%
Borrowings	153,736	1,188	3.09%	211,359	1,650	3.12%
Junior subordinated obligations issued to unconsolidated trusts	25,774	154	2.39%	25,774	255	3.96%

Total interest-bearing liabilities	1,125,928	4,335	1.54%	$1,063,923	$5,844	2.20%

Non-interest bearing liabilities:
Demand deposits	157,130			148,791
Other liabilities	17,245			17,633
Shareholders’ equity	123,153			146,488

Total liabilities and shareholders’ equity	$1,423,456			$1,376,835

Net interest income		$11,617			$10,648

Net interest rate spread			3.42%			3.10%
Net interest margin			3.61%			3.42%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		496			603

Net interest income		$11,121			$10,045

(1)	Includes loans held-for-sale

The following table sets forth the dollar volume of increase (decrease) in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities, and from changes in rates for the periods indicated. Volume changes are computed by multiplying the volume difference by the prior period’s rate. Rate changes are computed by multiplying the rate difference by the prior period’s balance. The change in interest income and expense due to both rate and volume has been allocated proportionally between the volume and rate variances (in thousands).

	For the three months ended March 31, 2010 compared to March 31, 2009 Increase/(Decrease) Due To
	Volume	Rate	Net Change
Federal funds sold	$(6)	$(1)	$(7)
Taxable investment securities	2,450	(1,993)	457
Non-taxable investment securities	(203)	(39)	(242)
FHLB and FRB stock	(53)	193	140
Residential real estate loans	1,426	(1,259)	167
Commercial loans and commercial real estate	(60)	(180)	(240)
Non-taxable commercial loans	(15)	(4)	(19)
Taxable leases (net of unearned income)	(477)	(38)	(515)
Non-taxable leases (net of unearned income)	(50)	(1)	(51)
Indirect auto loans	64	(182)	(118)
Consumer loans	112	(224)	(112)

Total interest-earning assets	$3,188	$(3,728)	$(540)

Interest-bearing demand deposits	$89	$(96)	$(7)
Savings deposits	44	(55)	(11)
MMDA deposits	1,247	(1,437)	(190)
Time deposits	664	(1,402)	(738)
Borrowings	(446)	(16)	(462)
Junior subordinated obligations issued to unconsolidated subsidiary trusts	—	(101)	(101)

Total interest-bearing liabilities	1,598	(3,107)	(1,509)

Net interest income tax equivalent	$1,590	$(621)	$969

Asset Quality and the Allowance for Credit Losses

The following table represents a summary of delinquent loans and leases grouped by the number of days delinquent at the dates indicated:

Delinquent loans and leases	March 31, 2010		December 31, 2009		March 31, 2009
	$	%(1)	$	%(1)	$	%(1)
	(Dollars in thousands)
30 days past due	$6,493	0.72%	$7,883	0.87%	$8,938	0.97%
60 days past due	867	0.10%	2,271	0.25%	3,168	0.34%
90 days past due and still accruing	57	—%	—	—%	299	0.03%
Non-accrual	9,532	1.06%	8,582	0.94%	5,620	0.61%

Total	$16,949	1.88%	$18,736	2.06%	$18,025	1.95%

(1)	As a percentage of total loans and leases, excluding deferred costs

Overall delinquencies were lower for the second consecutive quarter as a result of fewer loans and leases 30 to 89 days past due. Loans and leases past due 30 days or more (including non-performing) decreased $1.8 million or 9.5% since the end of 2009 and totaled $16.9 million or 1.88% of total loans and leases at March 31, 2010. The decrease in past due loans and leases occurred as a result of payments of past due amounts, charge-offs and repossession of collateral. Each of Alliance’s loan and lease portfolios showed a reduction in delinquencies 30 to 89 days in the first quarter compared with the end of 2009. Approximately 38% of all delinquent loans and leases at the end of the first quarter were past due for only one payment.

The following table represents information concerning the aggregate amount of non-performing assets (in thousands):

	March 31, 2010	December 31, 2009	March 31, 2009
Non-accruing loans and leases:
Residential real estate	$3,513	$2,843	$1,882
Commercial loans	1,888	2,167	520
Commercial real estate	2,200	1,846	1,377
Leases	1,208	1,418	1,692
Indirect auto	187	109	65
Other consumer loans	536	199	84

Total non-accruing loans and leases	9,532	8,582	5,620
Accruing loans and leases delinquent 90 days or more	57	—	299

Total non-performing loans and leases	9,589	8,582	5,919
Other real estate and repossessed assets	422	445	829

Total non-performing assets	$10,011	$9,027	$6,748

Continuing weakness in the local, state and national economies contributed to an increase in nonperforming assets in the first quarter. Nonperforming assets increased $984,000 or 10.9% since the end of 2009, and were $10.0 million or 0.69% of total assets at March 31, 2010. Conventional residential mortgages comprised $3.5 million (43 loans) or 36.9% of nonaccrual loans and leases at March 31, 2010. Commercial loans (including commercial real estate) on nonaccrual status totaled $4.1 million (39 loans) or 42.9% of nonaccrual loans and leases at the end of the first quarter. Leases on nonaccrual status totaled $1.2 million (25 leases) or 12.7% of nonaccrual loans and leases at the end of the first quarter. Most of the increase in nonperforming assets occurred in the residential mortgage portfolio. The higher level of nonperforming residential mortgages was exacerbated by the extended period of time required to complete a workout arrangement or foreclosure on the real estate collateral.

As a recurring part of its portfolio management program, Alliance has identified approximately $9.4 million in potential problem loans at March 31, 2010 as compared to $9.1 million at December 31, 2009. The average balance of potential problem loans was $313,000 at March 31, 2010 compared with $252,000 at December 31, 2009. Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as “substandard.” At March 31, 2010, potential problem loans primarily consisted of commercial real estate, commercial loans and leases. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

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

The Bank’s policy is to place a loan or lease on non-accrual status and recognize income on a cash basis when a loan or lease is more than 90 days past due, unless in the opinion of management, the loan or lease is well secured and in the process of collection. The Bank considers a loan or lease impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on fair value of the collateral. As of March 31, 2010, there was $3.2 million in impaired loans for which $128,000 in related allowance for credit losses was allocated. As of December 31, 2009, there was $3.6 million in impaired loans for which $332,000 in related allowance for credit losses was allocated.

The allowance for credit losses represents management’s best estimate of probable incurred credit losses in the Bank’s loan and lease portfolio. Management’s quarterly evaluation of the allowance for credit losses is a comprehensive analysis that builds a total allowance by evaluating the probable incurred credit losses within each product class. The Bank uses a general allocation methodology for all residential and consumer loan pools. This methodology estimates an allowance for each pool based on the average loss rate for the time period that includes the current year and two full prior years. The average loss rate is adjusted to reflect the expected impact that current trends regarding loan growth, delinquency, losses, economic conditions, loan concentrations, policy changes, experience and ability of lending personnel, and current interest rates have. For commercial loan and lease pools, the Bank establishes a specific allocation for all loans and leases in excess of $200,000 which are considered to be impaired and which have been risk rated under the Bank’s risk rating system as substandard, doubtful or loss. The specific allocation is based on the most recent valuation of the loan or lease collateral. For all other commercial loans and leases, the Bank uses the general allocation methodology that estimates the probable incurred loss for each risk rating category. The general allocation methodology for commercial loans and leases considers the same qualitative factors that are considered when evaluating residential mortgage and consumer loan pools. The combination of using both the general and specific allocation methodologies reflects management’s best estimate of the probable incurred credit losses in the Bank’s loan and lease portfolio. Loans and leases are charged against the allowance for credit losses, in accordance with the Bank’s loan and lease policy, when they are determined by management to be uncollectible. Recoveries on loans and leases previously charged off are credited to the allowance for credit losses when they are received. When management determines that the allowance for credit losses is less than adequate to provide for probable incurred losses, a direct charge to operating income is recorded.

The following table summarizes changes in the allowance for credit losses arising from loans and leases charged off, recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense (in thousands):

	Three months ended March 31,
	2010	2009
Balance at beginning of year	$9,414	$9,161
Loans and leases charged-off:
Residential real estate	—	52
Commercial loans	173	27
Commercial real estate	—	—
Leases	479	813
Indirect auto	72	110
Consumer	268	381

Total loans and leases charged off	992	1,383
Recoveries of loans and leases previously charged off:
Residential real estate	1	—
Commercial loans	16	3
Commercial real estate	—	—
Leases	11	5
Indirect auto	35	25
Consumer	137	146

Total recoveries	200	179

Net loans and leases charged off	792	1,204
Provision for credit losses	1,095	1,750

Balance at end of year	$9,717	$9,707

The provision for credit losses was $1.1 million in the first quarter, which was a decrease of $655,000 compared with the first quarter of 2009 and a decrease of $330,000 compared with the fourth quarter of 2009. The decrease in the provision for credit losses is largely due to a 34.2% decline in net charge-offs compared with the first quarter of 2009, and a 60.7% decline compared with the fourth quarter of 2009, along with an improving trend in loan and lease delinquencies. Net charge-offs were $792,000 in the first quarter, compared with $1.2 million in the year-ago quarter and $2.0 million in the fourth quarter of 2009. The decrease in charge-offs in the first quarter is largely attributable to a decline in charge-offs in four segments of our equipment lease portfolio which had experienced elevated charge-off levels throughout much of 2009.

Alliance’s credit loss provisions have been somewhat elevated over the past five quarters reflecting generally higher levels of loan delinquencies and charge-offs, a higher level of classified loans, and management’s assessment of the potential impact on Alliance’s portfolio of macroeconomic factors and credit market conditions affecting the financial institutions sector generally.

Net charge-offs equaled 0.35% of average loans and leases in the first quarter of 2010, compared with 0.53% in the year-ago quarter and 0.88% in the fourth quarter of 2009. The provision for credit losses as a percentage of net charge-offs was 138.3% in the first quarter, compared with 145.3% in the year-ago quarter and 70.6% in the fourth quarter of 2009. The provision as a percentage of net charge-offs was lower in the fourth quarter as a substantial portion of the fourth quarter charge-offs were previously provided for in prior quarters. After giving consideration to loan loss provisions that were previously recognized for loans and leases charged-down in the fourth quarter, the provision for credit losses as a percent of the remaining fourth quarter net charge-offs was 141%.

The allowance for credit losses was $9.7 million at March 31, 2010, compared with $9.4 million at December 31, 2009 and $9.7 million at March 31, 2009. The ratio of the allowance for credit losses to total loans and leases was 1.07% at March 31, 2010, compared with 1.03% at December 31, 2009 and 1.05% at March 31, 2009. The ratio of the allowance for credit losses to nonperforming loans and leases was 101.3% at March 31, 2010, compared with 109.7% at December 31, 2009, and 164.0% at March 31, 2009.

The following table presents certain asset quality ratios for the periods indicated:

	For three months ended March 31,
	2010	2009
Net loans and leases charged-off to average loans and leases, annualized	0.35%	0.53%
Provision for credit losses to average loans and leases, annualized	0.49%	0.77%
Allowance for credit losses to period-end loans and leases	1.07%	1.05%
Allowance for credit losses to non-performing loans and leases	101.3%	164.0%
Non-performing loans and leases to period-end loans and leases	1.06%	0.64%
Non-performing assets to period-end assets	0.69%	0.48%

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated, dollars in thousands:

	Three months ended March 31,
			Change
	2010	2009	$	%
Investment management income	$1,807	$1,761	$46	2.6%
Service charges on deposit accounts	1,050	1,193	(143)	(12.0)%
Card-related fees	591	521	70	13.4%
Insurance agency	346	315	31	9.8%
Bank-owned life insurance	269	247	22	8.9%
Gain on the sale of loans	193	25	168	672.0%
Gain on sale of securities	—	1,015	(1,015)	(100.0)%
Other non-interest income	305	283	22	7.8%

Total non-interest income	$4,561	$5,360	$(799)	(14.9)%

Total non-interest income decreased $799,000 or 14.9% in the first quarter of 2010 compared to the year-ago quarter. Non-interest income in the first quarter of 2009 was unusually high as the result of gains on the sale of securities totaling $1.0 million. There were no securities gains in the first quarter of 2010. Service charges on deposit accounts decreased $143,000 or 12.0% compared to the first quarter of 2009 due primarily to a general decline in overdraft fee income likely the result of heightened customer sensitivities to incurring overdraft fees. We expect that new regulations relating to overdrafts effective in the third quarter of 2010 will negatively impact our overdraft fee income, though the likely amount of impact on Alliance cannot be determined. Gains on the sale of loans increased $168,000 or 672.0% on an increased volume of conventional residential mortgage loans originated for sale.

Non-interest income comprised 29.1% of total revenue in the first quarter of 2010 compared with 30.2% in the year-ago quarter and 29.4% in the fourth quarter of 2009.

Non-interest Expenses

The following table sets forth certain information on non-interest expenses for the periods indicated, dollars in thousands:

	For three months ended March 31,
			Change
	2010	2009	$	%
Salaries and benefits	$5,569	$4,700	$869	18.5%
Occupancy and equipment	1,840	1,764	76	4.3%
Communication expense	176	191	(15)	(7.9)%
Office supplies and postage	269	311	(42)	(13.5)%
Marketing expense	293	251	42	16.7%
Amortization of intangible assets	290	388	(98)	(25.2)%
Professional fees	740	677	63	9.3%
FDIC insurance	402	347	55	15.9%
Other non-interest expenses	1,382	1,438	(56)	(3.9)%

Total non-interest expenses	$10,961	$10,067	$894	8.9%

Non-interest expenses increased $894,000 or 8.9% in the quarter compared to the year ago quarter, but were down 3.4% from the fourth quarter of 2009. Salaries and benefits increased $869,000 compared with the first quarter of 2009, but were nearly unchanged from the fourth quarter of 2009. Approximately 26% of the increase in salaries and benefits resulted from the timing of incentive compensation accruals. We did not begin to accrue incentive compensation expense in 2009 until we reached the appropriate performance thresholds in the third quarter. The balance of the increase resulted from new customer service and business development positions, increased claims under our self-insured health plan and normal salary increases.

Alliance’s efficiency ratio was 69.9% in the first quarter of 2010, compared with 70.0% in the year-ago quarter and 69.8% in the fourth quarter of 2009.

Income Taxes

Alliance’s effective tax rate was 24.2% for the first quarter, compared with 17.6% in the year-ago period. The increase in the effective tax rate is due to a decrease in tax exempt income as a percentage of total taxable income.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

General

Total assets increased $28.1 million or 2.0% in the first quarter and were $1.4 billion at March 31, 2010.

Securities available-for-sale increased $46.2 million or 12.8%, and total loans and leases, net of unearned income and deferred costs, decreased $9.5 million or 1.0% in the first quarter of 2010, due in large part, to the planned run off of Alliance’s lease portfolio.

Securities

Investment securities totaled $408.3 million at March 31, 2010, compared with $362.2 million at December 31, 2009. Our portfolio is comprised entirely of investment grade securities, most of which are rated “AAA” by one or more of the nationally recognized rating agencies. The breakdown of our securities portfolio at March 31, 2010 is 79% guaranteed mortgage-backed securities, 19% municipal securities and 1% obligations of U.S. Government sponsored corporations. Mortgage-backed securities, which totaled $321.7 million at March 31, 2010, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the United States government. The average life of the mortgage-backed securities portfolio is approximately 4.3 years. Alliance does not invest in any securities backed by sub-prime, Alt-A or other high-risk mortgages. Alliance also does not hold any preferred stock, corporate debt or trust preferred securities in its investment portfolio.

Alliance had net unrealized gains of approximately $6.4 million in its securities portfolio at March 31, 2010, compared with net unrealized gains of $4.6 million at December 31, 2009.

Loans and Leases

Total loans and leases, net of unearned income and deferred costs, were $904.7 million at March 31, 2010, compared with $914.2 million at December 31, 2009.

Residential mortgages outstanding decreased $1.9 million from the end of 2009. Residential mortgage origination volume contracted to more moderate levels as slightly higher borrowing rates in 2010 and exceptionally high mortgage refinance activity in 2009 have contributed to a general decline in mortgage originations in our market. Originations of residential mortgages totaled $19.3 million in the first quarter, compared with $47.4 million in the year-ago quarter and $25.7 million in the fourth quarter of 2009. Despite the decline in our origination volumes, we have maintained our share of the residential mortgage market in Central New York. We continue to originate primarily conventional residential mortgages in our local markets, and do not originate sub-prime, Alt-A, negative amortizing or other higher risk residential mortgages.

Commercial loans and mortgages increased $3.6 million in the first quarter and totaled $211.6 million at March 31, 2010, as increased utilization of existing commercial lines of credit offset sluggish new loan demand. Originations of commercial loans, mortgages and lines of credit in the first quarter totaled $8.9 million, compared with $17.6 million in the year-ago quarter and $18.9 million in the fourth quarter of 2009. We completed our previously announced commercial business expansion with the hiring of additional experienced commercial bankers in the first quarter. We believe that the dislocation caused by the financial crisis at the nation’s large banks will create opportunities for us to leverage our strong capital base to eventually increase our market share in Central New York.

Leases (net of unearned income) decreased $6.8 million or 10% in the first quarter of 2010 as a result of Alliance’s previously announced decision to cease new lease originations. The remaining balance of the lease portfolio of $61.4 million is expected to continue to run-off at the rate of approximately $6.0 million per quarter over the next year.

Indirect auto loans decreased slightly in the first quarter and were $181.5 million as of March 31, 2010. Alliance originated $17.2 million of indirect auto loans in the first quarter, compared with $21.7 million in the year-ago quarter and $11.9 million in the fourth quarter of 2009. Alliance originates auto loans through a network of reputable, well established automobile dealers located in Central and Western New York. Applications received through our indirect lending program are subject to the same comprehensive underwriting criteria and procedures as employed in its direct lending programs.

The following table sets forth the composition of Alliance’s loan and lease portfolio at the dates indicated, dollars in thousands:

	March 31, 2010	Percent	December 31, 2009	Percent
Residential real estate	$355,033	39.4%	$356,906	39.2%
Commercial loans	113,513	12.6%	111,243	12.2%
Commercial real estate	98,061	10.9%	96,753	10.7%
Leases (net of unearned income)	61,428	6.8%	68,224	7.5%
Indirect auto	181,537	20.2%	184,947	20.3%
Other consumer loans	91,157	10.1%	92,022	10.1%

	$900,729	100.0%	$910,095	100.0%

Net deferred loan costs	3,924		4,067

Total loans and leases	904,653		914,162
Allowance for credit losses	(9,717)		(9,414)

Net loans and leases	$894,936		$904,748

Deposits

Total deposits were $1.1 billion at March 31, 2010, which was an increase of $54.3 million or 5.0% from the end of 2009. The deposit growth was concentrated in Alliance’s lower cost transaction (checking, savings and money market) accounts, which increased $71.0 million in the first quarter and offset a decrease of $16.7 million in time accounts due to a planned reduction in wholesale time deposits. Transaction accounts comprised 68.3% of total deposits, compared with 65.2% at December 31, 2009 and 64.7% at March 31, 2009. Most of the transaction account growth in the first quarter occurred as a result of higher deposit balances being maintained in existing municipal clients’ money market accounts.

The following table sets forth the composition of Alliance’s deposits by business line at the dates indicated, dollars in thousands:

	March 31, 2010					December 31, 2009
	Retail	Commercial	Municipal	Total	Percent	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$40,567	$111,870	$9,293	$161,730	14.3%	$40,320	$115,304	$3,525	$159,149	14.8%
Interest checking	97,346	12,479	24,196	134,021	11.9%	97,580	15,559	17,229	130,368	12.1%

Total checking	137,913	124,349	33,489	295,751	26.2%	137,900	130,863	20,754	289,517	26.9%

Savings	85,025	10,136	2,887	98,048	8.7%	82,328	9,714	2,482	94,524	8.8%
Money market	84,056	100,461	193,697	378,214	33.4%	82,103	96,760	138,188	317,051	29.5%
Time deposits	295,692	23,338	38,889	357,919	31.7%	311,626	20,568	42,385	374,579	34.8%

Total deposits	$602,686	$258,284	$268,962	$1,129,932	100.0%	$613,957	$257,905	$203,809	$1,075,671	100.0%

Liquidity

Alliance’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, to take advantage of market interest rate opportunities, and to pay dividends to Alliance. Funding loan and lease commitments, providing for deposit outflows, settling other liabilities when they come due and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits, borrowings and other liabilities. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee

(“ALCO”) of Alliance is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of March 31, 2010, liquidity as measured by the Bank is in compliance with and exceeds its policy guidelines.

Alliance’s principal sources of funds for operations are cash flows generated from earnings, deposit inflows, loan and lease repayments, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the three months ended March 31, 2010, cash and cash equivalents decreased by $5.9 million, as net cash used in investing activities of $35.1 million exceeded net cash provided by operating and financing activities of $29.2 million. Net cash used in investing activities primarily resulted from securities purchases exceeding maturities, sales and principal repayments by $45.0 million. Net cash provided by financing activities in the first quarter principally reflects a $54.3 million net increase in deposits, partly reduced by a net decrease in borrowings of $28.6 million and cash dividends of $1.3 million. Net cash from operating activities was primarily provided by net income in the amount of $2.7 million and proceeds from sale of loans and leases held-for-sale of $10.0 million, partly reduced by originations of loans held-for-sale of $9.3 million.

As a member of the FHLB, Alliance is eligible to borrow up to a specific credit limit which is determined by the amount of Alliance’s residential mortgages, commercial mortgages and investment securities that have been pledged as collateral. As of March 31, 2010, our credit limit with the FHLB was $309.8 million. The total of Alliance’s outstanding borrowings from the FHLB on that date was $125.6 million.

Alliance had a $135.0 million line of credit at March 31, 2010 with the Federal Reserve Bank of New York through its Discount Window. Alliance has pledged indirect auto loans and investment securities totaling $179.3 million and $4.1 million, respectively, at March 31, 2010. At March 31, 2010, Alliance also had available $76.5 million of unsecured federal funds lines of credit with other financial institutions. We did not draw any amounts on any of these lines during the quarter other than an overnight test to confirm their availability. There were no amounts outstanding on any of these lines at March 31, 2010.

Capital Resources

Alliance uses certain non-GAAP financial measures, such as the Tangible Common Equity to Tangible Assets ratio (TCE), to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector. We believe TCE is useful because it is a measure utilized by regulators, market analysts and investors in evaluating a company’s financial condition and capital strength. TCE, as defined by Alliance, represents common equity less goodwill and intangible assets. A reconciliation from the our GAAP Total Equity to Total Assets ratio to the Non-GAAP Tangible Common Equity to Tangible Assets ratio is presented below:

(in thousands)	March 31, 2010

Total assets	$1,445,326
Less: Goodwill and intangible assets, net	41,858

Tangible assets (non-GAAP)	$1,403,468

Total Common Equity	127,487
Less: Goodwill and intangible assets, net	41,858

Tangible Common Equity (non-GAAP)	85,629

Total Equity/Total Assets	8.82%
Tangible Common Equity/Tangible Assets (non-GAAP)	6.10%

Shareholders’ equity was $127.5 million at March 31, 2010, compared with $123.9 million at December 31, 2009. Shareholders’ equity increased $3.6 million during the quarter on net income of $2.7 million which was partially offset by dividends declared of $1.3 million. Also contributing to the increase were proceeds from exercise of stock and options of $777,000 and an increase in the fair value of securities available for sale of $1.1 million, net of tax. In February 2010, Alliance announced that its Board of Directors declared a quarterly dividend of $0.28 per common share.

On May 13, 2009, Alliance redeemed all 26,918 shares of our Fixed Rate Cumulative Perpetual Preferred Stock (“Preferred Stock”) sold to the U.S. Department of the Treasury (“Treasury Department”) on December 19, 2008 in connection with the Treasury Department’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program. We paid $27.2 million to the Treasury Department to redeem the Preferred Stock, which included the original investment of $26.9 million plus accrued dividends of approximately $329,000. Alliance and the Bank received unconditional approvals from their respective regulators and from the Treasury Department to redeem the Preferred Stock. As a result of the redemption, we recorded a reduction in undivided profits of approximately $551,000 in the second quarter of 2009 associated with accelerated discount accretion related to the difference between the amount at which the Preferred Stock sale was initially recorded and the redemption price. The Preferred Stock dividend and the acceleration of the accretion reduced the 2009 second quarter’s net income available to common shareholders and earnings per common share by $726,000 and $0.16, respectively. On June 17, 2009, we repurchased the warrant to purchase 173,069 shares of its common stock (“Warrant”) issued to the Treasury Department as part of the CPP for $900,000. The repurchase of the Warrant was recorded as a reduction to shareholders’ equity, and had no affect on Alliance’s net income and earnings per share.

The Bank’s Tier 1 leverage ratio was 7.38% and its total risk-based capital ratio was 12.99% at the end of the first quarter, both of which comfortably exceeded the regulatory thresholds required to be classified as a well-capitalized institution, which are 5.0% and 10.0%, respectively. Alliance’s tangible common equity capital ratio was 6.10% at March 31, 2010.

Alliance and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on Alliance’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Alliance must meet specific capital guidelines that involve quantitative measures of Alliance’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Alliance’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require Alliance and its subsidiary bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined).

As of December 31, 2009, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. Management believes that, as of March 31, 2010, Alliance and the Bank met all capital adequacy requirements to which they were subject.

The following table compares Alliance’s actual capital amounts and ratios with those needed to qualify for the “well capitalized” category, which is the highest capital category as defined in the regulations.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Total risk-based capital
Alliance	$118,319	13.69%	$69,146	≥8.00%	N/A	N/A
Bank	111,235	12.99%	68,503	≥8.00%	85,629	≥10.00%
Tier 1 capital
Alliance	108,600	12.56%	34,573	≥4.00%	N/A	N/A
Bank	101,506	11.85%	34,252	≥4.00%	51,378	≥6.00%
Leverage
Alliance	108,600	7.86%	55,266	≥4.00%	N/A	N/A
Bank	101,506	7.38%	55,033	≥4.00%	68,792	≥5.00%

As of December 31, 2009
Total risk-based capital
Alliance	$115,308	13.14%	$70,210	≥8.00%	N/A	N/A
Bank	109,208	12.55%	69,595	≥8.00%	86,994	≥10.00%
Tier 1 capital
Alliance	105,894	12.07%	35,105	≥4.00%	N/A	N/A
Bank	99,794	11.47%	34,798	≥4.00%	52,196	≥6.00%
Leverage
Alliance	105,894	7.55%	56,113	≥4.00%	N/A	N/A
Bank	99,794	7.14%	55,873	≥4.00%	69,841	≥5.00%

Application of Critical Accounting Estimates

Alliance’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other third-party sources, when available. When third party information is not available, valuation adjustments are estimated in good faith by management.

The most significant accounting policies followed by Alliance are presented in Note 1 to the consolidated financial statements included in the 2009 Annual Report on Form 10-K (“the Consolidated Financial Statements”). These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan and lease losses, accrued income taxes, and the impairment analysis of goodwill and other intangible assets to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

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

Alliance accounts for income taxes using the asset and liability approach. Under this approach, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of Alliance’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when such amounts are realized or settled. Alliance must assess the likelihood that a portion or all of the deferred tax assets will not be realized. In doing so, judgments and estimates must be made regarding the projection of future taxable income. If necessary, a valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized.

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

Alliance utilizes significant estimates and assumptions in determining the fair value of its goodwill and intangible assets for purposes of impairment testing. The valuation requires the use of assumptions, including among others, discount rates, rates of return on assets, account attrition and costs of servicing. Impairment testing for goodwill requires that the fair value of each of our reporting units be compared to the carrying amount of its net assets, including goodwill. Determining the fair value of a reporting unit requires us to use a high degree of subjective judgment. Alliance utilizes both market-based valuation multiples and discounted cash flow valuation models that incorporate such variables as revenue growth rates, expense trends, interest rates and terminal values. Based upon an evaluation of key data and market factors, we select the specific variables to be incorporated into the valuation model. Future changes in the economic environment or operations of our reporting units could cause changes to these variables, which could result in impairment being identified.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Alliance’s market risk arises principally from interest rate risk in its lending, investing, deposit gathering and borrowing activities. Other types of market risks do not arise in the normal course of our business activities.

The Bank’s ALCO is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and manage exposure to interest rate risk. The policies and guidelines established by the ALCO are reviewed and approved by the Company’s Board of Directors annually.

Interest rate risk is monitored primarily through financial modeling of net interest income and net portfolio value estimation (discounted present value of assets minus discounted present value of liabilities). Both measures are highly assumption dependent and change regularly as the balance sheet and interest rates change; however, taken together, they represent a reasonably comprehensive view of the magnitude of interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. The key assumptions employed by these measures are analyzed and reviewed monthly by the ALCO.

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case (no rate change) information in the table shows (1) an estimate of Alliance’s net portfolio value at March 31, 2010 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income for the twelve months ending March 31, 2011 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current (March 31, 2010) rate levels and repricing balances are adjusted to current (March 31, 2010) rate levels. The rate change information (rate shocks) in the table shows estimates of net portfolio value at March 31, 2010 and net interest income for the twelve months ending March 31, 2011 assuming instantaneous rate changes of up 100, 200, and 300 basis points and down 100 basis points. Cash flows for non-maturity deposits are based on a decay or runoff rate based on average account age. Rate changes in the rate shock scenario are assumed to be shock or immediate changes and occur uniformly across the yield curve. In projecting future net interest income under the rate shock scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed post shock rate levels. Balances that reprice are assumed to reprice at post shock rate levels.

Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100, 200, or 300 basis points would have a negative effect on net interest income over a twelve month time period. This is principally because the Bank’s interest-bearing deposit accounts are assumed to reprice faster than its loans and investment securities. However, if the Bank does not increase the rates paid on its deposit accounts as quickly or to the same magnitude as increases in market interest rates, the negative impact on net interest income will likely be lower, and the impact may even become positive. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital. Generally, the reverse should be true of an immediate decrease in interest rates of 100 basis points. However, the positive impact on net interest income of a decline in interest rates of 100 basis points is currently constrained by the absolute low level of deposit and borrowing rates.

	Net Portfolio Value at March 31, 2010		Net Interest Income Twelve Months Ending March 31, 2011
Rate Change Scenario	Amount	Percent Change From Base Case	Amount	Percent Change From Base Case
	(Dollars in thousands)
+300 basis point rate shock	$208,885	(22.2)%	$35,057	(25.6)%
+200 basis point rate shock	224,971	(16.2)%	39,632	(15.9)%
+100 basis point rate shock	240,999	(10.2)%	44,233	(6.2)%
Base case (no rate change)	268,371	—%	47,141	—%
-100 basis point rate shock	265,187	(1.2)%	47,247	0.2%

Item 4.	Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Alliance’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) ), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in Alliance’s internal control over financial reporting that occurred during the last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A	Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors” in our 2009 Annual Report on Form 10-K. There are no material changes in the risk factors relevant to our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)	Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE FINANCIAL CORPORATION

DATE: May 7, 2010	/s/ Jack H. Webb
Jack H. Webb
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 7, 2010	/s/ J. Daniel Mohr
J. Daniel Mohr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alliance (incorporated herein by reference to exhibit 3.1 to Alliance’s Registration Statement on Form S-4 (Registration No. 333-62623) filed with the Commission on August 27, 2009)

3.2	Amended and Restated Bylaws of Alliance (incorporated herein by reference to exhibit 3.2 to Alliance’s Current Report on Form 8-K filed with the Commission on September 3, 2004)

3.3	Amended and Restated Bylaws of Alliance (incorporated herein by reference to exhibit 3.3 to Alliance’s Current Report on Form 8-K filed with the Commission on November 27, 2007)

4.1	Rights Agreement dated October 19, 2001 between Alliance Financial Corporation and American Stock Transfer & Trust Company, including the Certificate of Amendment to Alliance’s Certificate of Incorporation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference to exhibit 4.1 to Alliance’s Form 8-A12G filed with the Commission on October 25, 2001)

10.1	Employment Agreement dated January 26, 2010, by and between the Company, the Bank and Jack H. Webb (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2010)

10.2	Employment Agreement dated January 26, 2010, by and between the Company, the Bank and John H. Watt (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2010)

10.3	Employment Agreement dated January 26, 2010, by and between the Company, the Bank and J. Daniel Mohr (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2010)

10.4	Split Dollar Agreement dated January 26, 2010, by and between the Bank and Jack H. Webb (incorporated herein by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2010)

10.5	Amended and Restated Supplemental Retirement Agreement dated November 28, 2006, by and between the Company, the Bank and Jack H. Webb (incorporated herein by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2010)

10.6	First Amendment to the Amended and Restated Supplemental Retirement Agreement dated January 26, 2010, by and between the Company, the Bank and Jack H. Webb (incorporated herein by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2010)

31.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002