Form 10-Q
period 2010-06-30
ALLIANCE FINANCIAL CORP /NY/
filed 2010-08-06
CIK 796317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, on August 4, 2010 was 4,662,792 shares.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the financial conditions, results of operations and business of Alliance. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

•	changes in the interest rate environment that reduce margins;

•	changes in the regulatory environment;

•	we operate in a highly competitive industry and market area;

•	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in credit market conditions;

•	changes in the securities markets which affect investment management revenues;

•	increases in FDIC deposit insurance premiums and assessments could adversely affect our financial condition;

•	changes in technology used in the banking business;

•	the soundness of other financial services institutions may adversely affect our credit and liquidity risk;

•	certain of our intangible assets may become impaired in the future;

•	our controls and procedures may fail or be circumvented;

•	new line of business or new products and services may subject Alliance to additional risks;

•	changes in key management personnel may adversely impact our operations;

•	the effect on our operations of recent legislative and regulatory initiatives that were or may be enacted in response to the ongoing financial crisis;

•	severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business; and

•	other factors detailed from time to time in Alliance’s Securities and Exchange Commission filings

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

i

PART I. FINANCIAL INFORMATION

ITEM  1: FINANCIAL STATEMENTS

Alliance Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and cash equivalents	$25,135	$26,696
Securities available-for-sale	406,769	362,158
Federal Home Loan Bank of New York (“FLHB”) and Federal Reserve Bank (“FRB”) stock	9,813	10,074
Loans and leases held-for-sale	740	1,023
Loans and leases, net of unearned income and deferred costs	915,151	914,162
Allowance for credit losses	10,293	9,414

Net loans and leases	904,858	904,748

Premises and equipment, net	19,499	20,086
Accrued interest receivable	4,420	4,167
Bank-owned life insurance	27,889	27,354
Goodwill	32,073	32,073
Intangible assets, net	9,495	10,075
Other assets	16,040	18,790

Total assets	$1,456,731	$1,417,244

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing deposits	162,147	159,149
Interest-bearing deposits	956,023	916,522

Total deposits	1,118,170	1,075,671
Borrowings	161,399	172,707
Accrued interest payable	1,450	1,745
Other liabilities	17,226	17,412
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	25,774

Total liabilities	1,324,019	1,293,309

Shareholders’ equity
Preferred stock – par value $1.00 a share; 900,000 shares authorized, none issued and outstanding	—	—
Preferred stock – par value $1.00 a share; 100,000 shares authorized, Series A, junior preferred stock, none issued and outstanding	—	—
Common stock – par value $1.00; 10,000,000 shares authorized, 4,985,104 and 4,937,233 shares issued; and 4,662,792 and 4,614,921 shares outstanding, respectively	4,985	4,937
Surplus	44,455	43,013
Undivided profits	89,326	86,194
Accumulated other comprehensive income	5,400	946
Directors’ stock-based deferred compensation plan (114,212 and 103,512 shares, respectively)	(2,798)	(2,499)
Treasury stock, at cost: 322,312 shares	(8,656)	(8,656)

Total shareholders’ equity	132,712	123,935

Total liabilities & shareholders’ equity	$1,456,731	$1,417,244

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009

Interest income:
Interest and fees on loans and leases	$11,632	$12,503	$23,453	$25,188
Federal funds sold and interest bearing deposits	1	5	3	14
Securities	3,745	3,367	7,378	6,562

Total interest income	15,378	15,875	30,834	31,764

Interest expense:
Deposits:
Savings accounts	97	117	203	234
Money market accounts	729	844	1,502	1,807
Time accounts	1,923	2,467	3,894	5,176
NOW accounts	129	134	272	284

Total deposits	2,878	3,562	5,871	7,501
Borrowings:
Repurchase agreements	200	229	403	480
FHLB advances	951	1,249	1,936	2,648
Junior subordinated obligations issued to unconsolidated subsidiary trusts	159	213	313	468

Total interest expense	4,188	5,253	8,523	11,097

Net interest income	11,190	10,622	22,311	20,667
Provision for credit losses	1,095	1,800	2,190	3,550

Net interest income after provision for credit losses	10,095	8,822	20,121	17,117

Non-interest income:
Investment management income	1,828	1,785	3,635	3,546
Service charges on deposit accounts	1,146	1,268	2,196	2,461
Card-related fees	652	567	1,243	1,088
Insurance agency income	420	374	766	689
Income from bank-owned life insurance	266	252	535	499
Gain on the sale of loans	221	250	414	275
Gain on sale of securities available-for-sale	—	—	—	1,015
Other non-interest income	326	270	631	553

Total non-interest income	4,859	4,766	9,420	10,126

Non-interest expense:
Salaries and employee benefits	5,370	4,721	10,939	9,421
Occupancy and equipment expense	1,840	1,787	3,680	3,551
Communication expense	157	196	333	387
Office supplies and postage expense	300	301	569	612
Marketing expense	391	248	684	499
Amortization of intangible assets	290	387	580	775
Professional fees	829	754	1,569	1,431
FDIC insurance premium	404	1,039	806	1,386
Other non-interest expense	1,382	1,466	2,765	2,904

Total non-interest expense	10,963	10,899	21,925	20,966

Income before income tax expense	3,991	2,689	7,616	6,277
Income tax expense	999	653	1,875	1,284

Net income	$2,992	$2,036	$5,741	$4,993
Dividend and accretion of discount on preferred stock	—	(726)	—	(1,084)

Net income available to common shareholders	$2,992	$1,310	$5,741	$3,909

Net income per common share:
Basic earnings per common share	$0.64	$0.29	$1.24	$0.85
Diluted earnings per common share	$0.64	$0.28	$1.23	$0.85
Cash dividends declared per share	$0.28	$0.26	$0.56	$0.52

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except per share data)

	Issued and Outstanding Common Shares	Preferred Stock	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock Common	Treasury Stock Preferred	Directors’ Deferred Stock	Total

Balance at January 1, 2009	4,578,910	$26,331	$4,901	$41,922	$81,110	$971	$(8,656)	$—	$(2,098)	$144,481

Comprehensive income:
Net income	—	—	—	—	4,993	—	—	—	—	4,993
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	—	408	—	—	—	408
Change in accumulated unrealized losses and prior service costs for retirement plans	—	—	—	—	—	8	—	—	—	8

Total comprehensive income	—	—	—	—	4,993	416	—		—	5,409

Redemption of preferred stock	—	—	—	—	—	—	—	(26,918)	—	(26,918)
Accretion of preferred stock discount	—	587	—	—	(587)	—	—	—	—	—
Issuance of restricted stock	11,850	—	12	(12)	—	—	—	—	—	—
Forfeiture of restricted stock	(5,100)	—	(5)	(42)	—	—	—	—	—	(47)
Amortization of restricted stock	—	—	—	194	—	—	—	—	—	194
Stock options exercised	16,818	—	17	399	—	—	—	—		416
Tax benefit of stock-based compensation	—	—	—	20	—	—	—	—	—	20
Cash dividend $0.52 per common share	—	—	—	—	(2,390)	—	—	—	—	(2,390)
Preferred stock dividend	—	—	—	—	(497)	—	—	—	—	(497)
Repurchase of warrant	—	—	—	(593)	(307)	—	—	—	—	(900)
Directors’ deferred stock plan purchase	—	—	—	258	—	—	—	—	(258)	—

Balance at June 30, 2009	4,602,478	$26,918	$4,925	$42,146	$82,322	$1,387	$(8,656)	$(26,918)	$(2,356)	$119,768

Balance at January 1, 2010	4,614,921	$—	$4,937	$43,013	$86,194	$946	$(8,656)	—	$(2,499)	$123,935

Comprehensive income:
Net income	—	—	—	—	5,741	—	—	—	—	5,741
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	—	4,399	—	—	—	4,399
Change in accumulated unrealized losses and prior service costs for retirement plans	—	—	—	—	—	55	—	—	—	55

Total comprehensive income	—	—	—	—	5,741	4,454	—	—	—	10,195

Retirement of common stock	(629)	—	(1)	(16)	—	—	—	—	—	(17)
Amortization of restricted stock	—	—	—	155	—	—	—	—	—	155
Stock options exercised	48,500	—	49	848	—	—	—	—	—	897
Tax benefit of stock-based compensation	—	—	—	156	—	—	—	—	—	156
Cash dividend $0.56 per common share	—	—	—	—	(2,609)	—	—	—	—	(2,609)
Directors’ deferred stock plan purchase	—	—	—	299	—	—	—	—	(299)	—

Balance at June 30, 2010	4,662,792	$—	$4,985	$44,455	$89,326	$5,400	$(8,656)	$—	$(2,798)	$132,712

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flow (Unaudited)

(In thousands, except per share data)

	Six months ended June 30,
	2010	2009
Operating Activities:
Net Income	$5,741	$4,993

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,190	3,550
Depreciation expense	1,168	1,209
Increase in surrender value of life insurance	(535)	(499)
(Benefit) Provision for deferred income taxes	(112)	525
Amortization of investment security discounts and premiums, net	1,114	508
Net gain on sale of securities available-for-sale	—	(1,015)
Net gain on sale of premises and equipment	(11)	(7)
Proceeds from the sale of loans and leases held-for-sale	21,052	17,353
Origination of loans held-for-sale	(20,531)	(18,757)
Gain on sale of loans held-for-sale	(414)	(275)
Gain on foreclosed real estate	(41)	(11)
Amortization of capitalized servicing rights	138	158
Amortization of intangible assets	580	775
Restricted stock expense, net	155	147
Amortization of prepaid FDIC insurance premium	742	—
Change in other assets and liabilities	(1,077)	(332)

Net cash provided by operating activities	10,159	8,322

Investing Activities:
Proceeds from maturities, redemptions, calls and principal repayments of investment securities available-for-sale	54,617	91,413
Proceeds from sales of investment securities available-for-sale	—	33,926
Purchase of investment securities available-for-sale	(93,210)	(194,508)
Purchase of FHLB and FRB stock	(7,272)	(11,772)
Redemption of FHLB stock	7,533	12,614
Net increase in loans and leases	(2,392)	(29,018)
Purchases of premises and equipment	(623)	(554)
Proceeds from the sale of premises and equipment	53	17
Proceeds from disposition of foreclosed assets	241	95

Net cash used in investing activities	(41,053)	(97,787)

Financing Activities:
Net increase in demand deposits, NOW and savings accounts	51,307	72,735
Net (decrease) increase in time deposits	(8,808)	78,434
Net decrease in short-term borrowings	(1,308)	(31,442)
Payments on long-term borrowings	(10,000)	(20,000)
Proceeds from the exercise of stock options	897	416
Retirement of common stock	(17)	—
Tax benefit of stock-based compensation	156	20
Purchase of shares for directors’ deferred stock-based plan	(299)	(258)
Redemption of preferred stock	—	(26,918)
Repurchase of warrant	—	(900)
Cash dividends paid to common shareholders	(2,595)	(2,385)
Cash dividends paid to preferred shareholders	—	(537)

Net cash provided by financing activities	29,333	69,165

Net decrease in cash and cash equivalents	(1,561)	(20,300)
Cash and cash equivalents at beginning of period	26,696	48,090

Cash and cash equivalents at end of period	$25,135	$27,790

Supplemental Disclosures of Cash Flow Information:
Interest received during the period	$30,581	$31,561
Interest paid during the period	8,818	12,051
Income taxes	1,773	1,854
Non-cash investing activities:
Change in unrealized gain/loss on available-for-sale securities	7,132	665
Transfer of loans to other real estate and repossessed assets	92	134
Non-cash financing activities:
Common dividend declared and unpaid	1,306	1,197

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Nature of Operations

Alliance Financial Corporation (the “Company” or “Alliance”) is a financial holding company which owns and operates Alliance Bank, N.A. (the “Bank”), Alliance Financial Capital Trust I, Alliance Financial Capital Trust II (collectively the “Capital Trusts”) and Ladd’s Agency, Inc., a multi-line insurance agency. The Company provides financial services through the Bank subsidiary from 29 retail branches and customer service facilities in the New York counties of Cortland, Madison, Oneida, Onondaga, Oswego, and from a Trust Administration Center in Buffalo, NY. Primary services include commercial, retail and municipal banking, consumer finance, mortgage financing and servicing, and investment management services. The Capital Trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The Bank has a substantially wholly-owned subsidiary, Alliance Preferred Funding Corp., which is engaged in residential real estate activity, and a wholly-owned subsidiary, Alliance Leasing, Inc., which was engaged in commercial equipment financing activity in over thirty states until the third quarter of 2008, at which time Alliance Leasing, Inc. ceased the origination of new leases.

1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the users of the interim financial statements have read, or have access to, the Company’s latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2009 and for the three-year period then ended, included in Alliance’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”). Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part I. Certain amounts from prior year periods are reclassified, when necessary, to conform to the current period presentation.

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the six months ended June 30, 2010 and 2009.

Critical Accounting Estimates

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

Significant Accounting Policies

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

Adoption of New Accounting Standards

In June 2009, FASB issued ASC Topic 860-10-65-3, “Accounting for Transfers of Financial Assets - An Amendment of FASB Statement No. 140.” The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this statement were also amended and apply to transfers that occurred both before and after the effective date of this statement. The adoption did not have a material impact on Alliance’s consolidated financial position, results of operations or cash flows.

ASC Topic 810-10-65-2, “Amendments to FASB Interpretation No. 46(R),” which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This statement also requires additional disclosures about an enterprise’s involvement in variable interest entities. This statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption did not have a material impact on Alliance’s consolidated financial position, results of operations or cash flows.

Newly Issued Not Yet Effective Standards

On July 21, 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. Alliance will include these disclosures in the notes to the financial statements upon adoption of this ASU.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2.	Securities

The amortized cost and estimated fair value of securities for the dates indicated (in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Treasury obligations	$100	$—	$—	$100
Obligations of U.S. government-sponsored corporations	5,139	261	—	5,400
Obligations of states and political subdivisions	69,238	2,363	15	71,586
Mortgage-backed securities - residential	317,569	8,963	127	326,405

Total debt securities	392,046	11,587	142	403,491
Stock Investments:
Equity securities	1,958	301	4	2,255
Mutual Funds	1,000	33	10	1,023

Total stock investments	2,958	334	14	3,278

Total available-for-sale	$395,004	$11,921	$156	$406,769

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Treasury obligations	$100	$1	$—	$101
Obligations of U.S. government-sponsored corporations	5,864	265	—	6,129
Obligations of states and political subdivisions	75,104	2,135	92	77,147
Mortgage-backed securities - residential	273,499	4,030	1,849	275,680

Total debt securities	354,567	6,431	1,941	359,057
Stock Investments:
Equity securities	1,958	153	7	2,104
Mutual funds	1,000	19	22	997

Total stock investments	2,958	172	29	3,101

Total available-for-sale	$357,525	$6,603	$1,970	$362,158

As of June 30, 2010 and December 31, 2009, the mortgage-backed securities portfolio was comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, which in turn, are backed by the United States government.

At June 30, 2010 and December 31, 2009, securities with a carrying value of $383.2 million and $319.0 million, respectively, were pledged as collateral for certain deposits and for other purposes as required or permitted by law.

There were no securities sales during the first half of 2010. Alliance recognized gross gains on sales of securities of $1.0 million for the six months ended June 30, 2009. Taxes on these net realized gains at Alliance’s marginal rate were $393,000.

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

	June 30, 2010
	Amortized Cost	Estimated Fair Value
Due in one year or less	$77,026	$79,034
Due after one year through five years	191,627	197,834
Due after five years through ten years	85,338	87,804
Due after ten years	38,055	38,819

Total debt securities	$392,046	$403,491

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated are as follows (in thousands):

	June 30, 2010
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Obligations of states and political subdivisions	$1,621	$11	$201	$4	$1,822	$15
Mortgage-backed securities - residential	7,573	39	1,613	88	9,186	127

Subtotal, debt securities	9,194		1,814	92	11,008	142
Equity securities	—	—	19	4	19	4
Mutual funds	—	—	490	10	490	10

Total temporarily impaired securities	$9,194	$50	$2,323	$106	$11,517	$156

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Obligations of states and political subdivisions	$7,013	$87	$200	$5	$7,213	$92
Mortgage-backed securities - residential	82,274	1,773	1,747	76	84,021	1,849

Subtotal debt securities	89,287	1,860	1,947	81	91,234	1,941
Equity securities	—	—	23	7	23	7
Mutual funds	—	—	478	22	478	22

Total temporarily impaired securities	$89,287	$1,860	$2,448	$110	$91,735	$1,970

Management does not believe any individual unrealized loss as of June 30, 2010 represents an other-than-temporary impairment. A total of 13 available-for-sale securities were in a continuous unrealized loss position for less than 12 months and 5 securities for 12 months or longer. The unrealized losses relate primarily to securities issued by FNMA, GNMA, FHLMC, the State of New York and various political subdivisions within the State of New York. These unrealized losses are primarily attributable to changes in interest rates and other market conditions. Alliance does not intend to sell these securities and does not believe it will be required to sell them prior to recovery of the amortized cost.

3.	Loans and Leases

Major classifications of loans and leases at the dates indicated (in thousands):

	June 30, 2010	December 31, 2009
Residential real estate	$354,544	$356,906
Commercial loans	122,714	111,243
Commercial real estate	105,157	96,753
Leases	60,854	76,224
Indirect auto loans	183,410	184,947
Other consumer loans	91,073	92,022

	917,752	918,095

Less: Unearned income	6,452	8,000
Net deferred loan costs	3,851	4,067

Total loans and leases	915,151	914,162
Allowance for credit losses	(10,293)	(9,414)

Net loans and leases	$904,858	$904,748

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Nonperforming loans and leases at the dates indicated are as follows (in thousands):

	June 30, 2010	December 31, 2009

Loans and leases 90 days past due and still accruing	$—	$—
Non-accrual loans and leases	9,679	8,582

Total nonperforming loans and leases	$9,679	$8,582

As of June 30, 2010 and December 31, 2009, impaired loans and leases totaled approximately $3.7 million and $3.6 million, respectively. The recorded investment in loans and leases considered impaired for which there was a related valuation allowance for impairment included in the allowance for credit losses and the amount of such impairment allowance were $1.2 million and $695,000, respectively at June 30, 2010 and $908,000 and $332,000, respectively at December 31, 2009.

The following table summarizes changes in the allowance for credit losses arising from loans and leases charged off, recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)
Allowance for credit losses, beginning of period	$9,717	$9,707	$9,414	$9,161

Loans and leases charged-off	(724)	(2,315)	(1,715)	(3,698)
Recoveries of loans and leases previously charged-off	205	667	404	846

Net loans and leases charged-off	(519)	(1,648)	(1,311)	(2,852)

Provision for credit losses	1,095	1,800	2,190	3,550

Allowance for credit losses, end of period	$10,293	$9,859	$10,293	$9,859

4.	Deposits

Deposits consisted of the following at the periods indicated (in thousands):

	June 30, 2010	December 31, 2009

Non-interest-bearing checking	$162,147	$159,149
Interest-bearing checking	141,339	130,368
Savings accounts	103,528	94,524
Money market accounts	345,385	317,051
Time accounts	365,771	374,579

Total deposits	$1,118,170	$1,075,671

5.	Earnings Per Share

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Basic and diluted net income per common share calculations are as follows (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Net income available to common shareholders	$2,992	$1,310	$5,741	$3,909
Less: dividends and undistributed earnings allocated to unvested restricted shares	(25)	(26)	(48)	(79)

Net earnings allocated to common shareholders	$2,967	$1,284	$5,693	$3,830

Weighted average common shares outstanding, including shares considered participating securities	4,661,336	4,588,784	4,642,326	4,588,062
Less: average participating securities	(38,676)	(93,345)	(39,035)	(93,930)

Weighted average shares	4,622,660	4,495,439	4,603,291	4,494,132

Net income per common share – basic	$0.64	$0.29	$1.24	$0.85

Diluted:
Net earnings allocated to common shareholders	$2,967	$1,284	$5,693	$3,830

Weighted average common shares outstanding for basic earnings per common share	4,622,660	4,495,439	4,603,291	4,494,132
Incremental shares from assumed conversion of stock options and warrants	21,019	23,388	26,050	13,112

Average common shares outstanding – diluted	4,643,679	4,518,827	4,629,341	4,507,244

Net income per common share – diluted	$0.64	$0.28	$1.23	$0.85

Dividends of $11,000 and $24,000 were paid on unvested shares with non-forfeitable dividend rights for the quarters ending June 30, 2010 and 2009, respectively. Dividends of $22,000 and $48,000 for the six months ended June 30, 2010 and 2009, respectively, were paid on unvested shares with non-forfeitable dividend rights. There were no anti-dilutive stock options for the three months and six months ended June 30, 2010. For the three months and six months ended June 30, 2009, there were 64,932 and 136,903 anti-dilutive stock options excluded from the diluted weighted average common share calculations.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

6.	Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, for the periods indicated were as follows (in thousands):

	For three months ending June 30,
	2010			2009
	Pre-tax amount	Tax expense (benefit)	Net-of-tax amount	Pre-tax amount	Tax expense (benefit)	Net-of-tax amount
Securities available-for-sale:
Net unrealized gains (losses) arising during the period	$5,369	$2,077	$3,292	$(66)	$(26)	$(40)
Retirement plan liabilities	52	20	32	7	3	4

Other comprehensive income (loss)	5,421	2,097	3,324	(59)	(23)	(36)
Net income			2,992			2,036

Comprehensive income			$6,316			$2,000

	For six months ending June 30,
	2010			2009
	Pre-tax amount	Tax expense (benefit)	Net-of-tax amount	Pre-tax amount	Tax expense (benefit)	Net-of-tax amount
Securities available-for-sale:
Net unrealized gains arising during the period	$7,132	$2,733	$4,399	$1,680	$650	$1,030
Reclassification adjustment for (gains) losses included in net income	—	—	—	(1,015)	393	(622)

	7,132	2,733	4,399	665	257	408
Retirement plan liabilities	90	35	55	13	5	8

Other comprehensive loss	7,222	2,768	4,454	678	262	416
Net income			5,741			4,993

Comprehensive income			$10,195			$5,409

7.	Employee and Director Benefit Plans

Defined Benefit Plan and Post-Retirement Benefits

Alliance has a noncontributory defined benefit pension plan (“Pension Plan”) which it assumed from Bridge Street Financial Inc. (“Bridge Street”). The plan covers substantially all former Bridge Street full-time employees who met eligibility requirements on October 6, 2006, at which time all benefits were frozen. Under the plan, retirement benefits are primarily a function of both the years of service and the level of compensation. The amount contributed to the plan is determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes, or (b) the amount certified by an actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Alliance has contributed $119,000 to the Pension Plan in 2010 and expects to contribute an additional $480,000 for the remainder of 2010.

Post-retirement medical and life insurance benefits (“Post-retirement Plan) are available to certain retirees and their spouses, if applicable.

Supplemental Retirement Plans

Alliance has supplemental executive retirement plans (“SRPs”) for our current Chief Executive Officer and five former employees.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The components of all of the plans’ net periodic costs for the three months ended June 30, 2010 and 2009 are as follows (in thousands):

	Pension Plan		Post-retirement Plan		SRP Plan		Directors Retirement Plan
	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$—	$—	$—	$—	$20	$20	$17	$14
Interest cost	71	70	58	57	48	48	10	8
Expected return on assets	(78)	(71)	—	—	—	—	—	—
Amortization of unrecognized prior service cost	38	41	(7)	(9)	7	5	13	12

Net periodic cost	$31	$40	$51	$48	$75	$73	$40	$34

The components of all of the plans’ net periodic costs (benefit) for the six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Pension Plan		Post-retirement Plan		SRP Plan		Directors Retirement Plan
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$—	$—	$—	$—	$39	$40	$34	$28
Interest cost	142	140	115	115	96	96	19	15
Expected return on assets	(156)	(141)	—	—	—	—	—	—
Amortization of unrecognized prior service cost	77	82	(14)	(18)	13	10	26	23

Net periodic cost	$63	$81	$101	$97	$148	$146	$79	$66

8.	Fair Value Measurements

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

Assets Measured on a Recurring Basis

The fair values of debt securities available-for-sale are determined by obtaining matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2). The fair values of mutual fund and equity securities available-for-sale are determined by obtaining quoted prices on

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

nationally recognized securities exchanges when available (Level 1). For mutual fund and equity securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).

Assets measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at June 30, 2010 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
U.S. Treasury obligations	$100	$—	$100
Obligations of U.S. government-sponsored corporations	5,400	—	5,400
Obligations of states and political subdivisions	71,586	—	71,586
Mortgage-backed securities - residential	326,405	—	326,405

Total debt securities	403,491	—	403,491
Stock Investments:
Equity securities	2,255	19	2,236
Mutual Funds	1,023	1,023	—

Total stock investments	3,278	1,042	2,236

Total available-for-sale	$406,769	$1,042	$405,727

		Fair Value Measurements at December 31, 2009 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
U.S. Treasury obligations	$101	$—	$101
Obligations of U.S. government-sponsored Corporations	6,129	—	6,129
Obligations of states and political subdivisions	77,147	—	77,147
Mortgage-backed securities - residential	275,680	—	275,680

Total debt securities	359,057	—	359,057
Stock Investments:
Equity securities	2,104	16	2,088
Mutual Funds	997	997	—

Total stock investments	3,101	1,013	2,088

Total available-for-sale	$362,158	$1,013	$361,145

Assets Measured on a Non-Recurring Basis

Loans held-for-sale – The fair value of loans held-for-sale is determined, when possible, using quoted secondary-market prices (Level 1). If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan (Level 2). There was no fair value allowance recorded on loans held-for-sale at June 30, 2010 and December 31, 2009.

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Impaired loans and leases, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $1.2 million with a valuation allowance of $695,000 for a net fair value of $542,000 at June 30, 2010. At December 31, 2009, impaired loans had a recorded investment of $908,000, with a valuation allowance of $332,000 for a net fair value of $576,000. Changes in fair value recognized for partial charge-offs of loans and leases and impairment reserves on loans and leases were $1.1 million and $2.0 million for the six months ended June 30, 2010 and 2009, respectively.

The carrying amounts and estimated fair values of financial instruments, not previously presented, as of the dates indicated (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$25,135	$25,135	$26,696	$26,696
FHLB and FRB stock	9,813	N/A	10,074	N/A
Loans held for sale	740	740	1,023	1,023
Net loans and leases, including impaired loans and leases	904,858	941,233	904,748	943,818
Accrued interest receivable	4,420	4,420	4,167	4,167
Financial Liabilities:
Deposits	1,118,170	1,122,177	1,075,671	1,080,083
Borrowings	161,399	168,963	172,707	175,914
Junior subordinated obligations	25,774	9,932	25,774	9,271
Accrued interest payable	1,450	1,450	1,745	1,745

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

Loans and Leases

Variable-rate loans reprice as the associated rate index changes. Therefore, the carrying value of these loans approximates fair value. The fair value of our fixed-rate loans and leases was calculated by discounting scheduled cash flows through the estimated maturity using current origination rates, credit adjusted for delinquent loans and leases. Our estimate of maturity is based on the contractual cash flows adjusted for prepayment estimates based on current economic and lending conditions. The fair value of accrued interest approximates carrying value.

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

Junior Subordinated Obligations

The fair value of trust preferred debentures has been estimated using a discounted cash flow to maturity method.

Off-Balance-Sheet Instruments

Off-balance-sheet financial instruments consist of commitments to extend credit and standby letters of credit, with fair value based on fees currently charged to enter into agreements with similar terms and credit quality. Such amounts are not significant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further your understanding of the consolidated financial condition and results of operations of Alliance Financial Corporation and its subsidiaries. It should be read in conjunction with the consolidated financial statements included in this report.

Overview

Our consolidated results of operations are dependent primarily on net interest income, which is the difference between the income earned on our loans and leases and securities and our cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for credit losses, securities and loan sale activities, loan servicing activities, service charges and fees collected on our deposit accounts, income collected from trust and investment advisory services and the income earned on our investment in bank-owned life insurance. Our expenses primarily consist of salaries and employee benefits, occupancy and equipment expense, marketing expense, professional services, technology expense, amortization of intangible assets, other expense and income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, inflation, government policies and the actions of regulatory authorities.

The following are key financial results for the quarter and six months ended June 30, 2010:

•	At June 30, 2010, total assets were $1.5 billion and total deposits were $1.1 billion.

•

Net income was $3.0 million for the three months ended June 30, 2010 compared to $2.0 million for the same period in 2009. For the six months ended June 30, 2010, net income was $5.7 million compared to net income of $5.0 million for the first half of 2009.

•

Net income per diluted common share was $0.64 and $0.28 for the three months ending June 30, 2010 and 2009, respectively. Net income per diluted common share was $1.23 for the six months ending June 30, 2010 compared to $0.85 per share for the same period in 2009.

•	The tax-equivalent net interest margin was 3.56% in the second quarter of 2010, compared with 3.50% in the second quarter of 2009 and 3.61% in the first quarter of 2010.

•	The net interest margin on a tax-equivalent basis for the first half of 2010 was 3.58% compared to 3.46% in the first half of 2009.

•

Total non-performing assets were $10.3 million or 0.71% of total assets at June 30, 2010 compared with $10.0 million or 0.69% of total assets at the end of the first quarter of 2010, and $9.0 million or 0.64% of total assets at December 31, 2009.

•	Non-interest income, excluding securities gains, was 29.7% of total revenue in the first half of 2010 compared with 30.6% in the year ago period.

•	Our efficiency ratio was 69.1% in the six months ended June 30, 2010 compared with 70.4% in the year-ago period.

Critical Accounting Policies, Judgments and Estimates

Our consolidated financial statements are prepared in accordance with US GAAP and practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Actual results could differ from those estimates.

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying consolidated financial statements and Note 1 of the consolidated financial statements included in our 2009 Annual Report.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2010 and 2009

General

Net income for the quarter ended June 30, 2010 increased 46.9% to $3.0 million, compared to $2.0 million in the year-ago quarter. The results for the second quarter of 2010 reflect the positive impact of a 5.3% increase in net interest income and a 39.2% decrease in the provision for credit losses compared to the year-ago quarter. In addition, net income for the second quarter of 2009 was negatively affected by a special assessment levied by the FDIC on all FDIC-insured banks. The special assessment for Alliance was $676,000 in the second quarter of 2009.

Net income available to common shareholders for the quarter ended June 30, 2010 was $3.0 million or $0.64 per diluted common share, compared with $1.3 million or $0.28 per diluted common share for the same period in 2009. Preferred dividends and the accretion of the discount on preferred stock issued by Alliance under the Treasury Department’s Capital Purchase Program (“CPP”) was $726,000 or $0.16 per diluted common share in the second quarter of 2009. We redeemed the preferred stock in May 2009.

Net income for the six months ended June 30, 2010 increased 15.0% to $5.7 million, compared with $5.0 million in the year-ago period, as the result of an 8.0% increase in net interest income and a 38.3% decrease in loan loss provisions compared to the first half of 2009.

Net income available to common shareholders for the six months ended June 30, 2010 was $5.7 million or $1.23 per diluted common share, compared with $3.9 million or $0.85 per diluted common share in the year-ago period. Preferred dividends and the accretion of the preferred stock discount was $1.1 million or $0.24 per diluted common share for the first half of 2009.

The return on average assets and return on average shareholders’ equity were 0.83% and 9.62%, respectively, for the second quarter of 2010, compared to 0.37% and 3.93%, respectively, for the same period in 2009. The return on average assets and return on average common shareholders’ equity were 0.80% and 9.28%, respectively, for the six months ended June 30, 2010, compared to 0.56% and 5.59%, respectively, for the same period in 2009.

Net Interest Income

Net interest income totaled $11.2 million in the second quarter, which was an increase of $568,000 or 5.3% compared with the second quarter of 2009. The increase in net interest income was the result of a higher net interest margin combined with earning asset growth. Average earning assets increased $29.2 million or 2.3% in the second quarter compared with the year-ago quarter, with a $68.7 million increase in securities offsetting a $26.7 million decline in loan and lease balances. Most of the decline in average loans and leases was in the lease portfolio as the result of our previously announced decision in 2008 to cease new lease originations. Net interest income was virtually unchanged from the first quarter of 2010 on a slight decline in the net interest margin, which was offset by a 2.2% increase in earning assets.

The tax-equivalent net interest margin increased six basis points in the second quarter compared with the year-ago quarter, but was down five basis points compared to the first quarter of 2010. The net interest margin on a tax-equivalent basis was 3.56% in the second quarter of 2010, compared with 3.50% in the second quarter of 2009 and 3.61% in the first quarter of 2010.

The increase in the net interest margin compared with the year-ago period resulted primarily from the rate of decline in our cost of funds exceeding the decline in our earning-assets yield. Our yield on earning assets decreased 30 basis points in the second quarter of 2010 compared with the year-ago quarter, due to the effects of reinvesting cash flows in the low interest rate environment and earning asset growth being concentrated in lower yielding mortgage-backed securities. The cost of funds decreased 42 basis points compared with the second quarter of 2009 due to continued downward changes in our interest-bearing deposit rates, lower wholesale funding costs and a favorable change in our deposit mix as the result of growth in our lower cost demand, savings and money market accounts (transaction accounts).

The rate of decline in our cost of funds has slowed in recent quarters as our ability to reduce rates further is limited. Our net interest margin may decline slightly in coming quarters due to the reinvestment of cash flows on our longer term, higher yielding assets at lower rates in the current market.

From September 2007 to December 2008, the Federal Reserve reduced its target fed funds rate from 5.25% to between zero and 0.25%. Over this same time period, volatility in equity markets, economic recession and federal government monetary and economic stimulus efforts contributed to a sharp decline in the yields on U.S. Treasury securities. As a result of these factors, the yields on two-year, five-year and ten-year treasury securities dropped 339 basis points, 272 basis points and 230 basis points, respectively from August 31, 2007 to December 31, 2008. The target federal funds rate remains between zero and 0.25%, however treasury yields have rebounded somewhat, with yields increasing 26 basis points, 101 basis points and 158 basis points on the two-year, five-year and ten-year treasury securities, respectively from the end of 2008. The low interest rate environment of the past three years has resulted in lower yields for all of our earning assets. Yields on our commercial loans and consumer loans were most affected by these conditions, with yields on these assets down 122 basis points and 185 basis points, respectively, in 2009 compared with 2008. Yields on commercial loans and consumer loans continue to decrease at a slower rate declining 25 basis points and 9 basis points, respectively, in the second quarter of 2010 compared to the second quarter of 2009. These asset types are more sensitive than our other interest-

bearing assets to changes in market interest rates due to the variable rate characteristics of a portion of these portfolios and to the high levels of annual amortization in the portfolios as a result of their relatively shorter duration.

Average interest-earning assets increased 2.3% in the second quarter to $1.3 billion compared with the same period last year, due primarily to growth in the securities and residential mortgage portfolios, which offset declines in the average balances of the commercial loans and equipment lease portfolios. Changes in our asset mix also contributed to the decline in the earning assets yield, as securities and residential mortgages comprised a larger portion of our earning assets in the second quarter of 2010 compared with the year-ago quarter. The yields on these assets are typically lower than yields on commercial loans and leases. Growth in the securities and residential portfolios combined with low demand for commercial loans and the planned runoff of the equipment lease portfolio resulted in the securities and residential mortgage portfolios increasing to 57.3% of earning assets in the second quarter, compared with 52.4% in the second quarter of 2009. The average balance of commercial loans in the second quarter increased 4.4% compared with first quarter of 2010 through higher utilization of existing commercial lines of credit and successful execution of our growth strategy for this business line.

Our cost of funds declined markedly in 2009 and into 2010 in all interest-bearing liability categories. The average yield of money market and time deposits dropped 100 basis points and 145 basis points, respectively in 2009 as a result of the lower rate environment and our deposit pricing strategies. The average yield of money market and time deposits decreased 30 basis points and 52 basis points, respectively, in the second quarter of 2010 compared with the year-ago quarter. Our wholesale funding costs also declined in 2009, with the average cost of our borrowings down 41 basis points in 2009 compared to 2008. Our average cost of borrowings was 11 basis points higher in the second quarter compared with the second quarter of 2009, primarily due to a $52.5 million decrease in average borrowings resulting from the deployment of deposit inflows to pay down short-term borrowings.

The average cost of our junior subordinated obligations decreased 230 basis points in 2009 compared with 2008, and decreased 85 basis points in the second quarter of 2010 compared with the year-ago quarter due to the decline in the three-month Libor index to which these variable rate obligations are tied.

Our liability mix changed favorably during 2009 and into 2010 as we continued to focus on growing lower cost savings, demand and money market accounts (transaction accounts) and relied less on higher promotional rates to attract or retain retail time accounts. The aggregate average balance of transaction accounts was $765.4 million in the second quarter, which was an increase of $94.6 million or 14.1% from the aggregate average balances of $670.8 million in the second quarter of 2009. Average transaction account balances comprised 67.2% of total average deposits in the second quarter, compared with 63.6% in the second quarter of 2009. Average time account balances in the first quarter were $373.4 million or 32.8% of total average deposits in the second quarter, compared with $383.2 million or 36.4% in the same period last year. Our ability to gather core transaction deposits over the past year has been greatly enhanced by our strong financial position and earnings performance, enhanced product offerings including upgraded treasury management and internet banking platforms, and a high positive awareness of the Alliance brand. These factors, combined with weakness in equity markets and other higher risk asset classes, and negative operating performance or other challenges being experienced by certain larger financial institutions operating in our market, have been important contributors to our transaction account gains in 2009 and 2010.

Net interest income for the six months ended June 30, 2010 totaled $22.3 million, an increase of $1.6 million or 8.0% compared with $20.7 million in the year-ago period. Average earning assets increased $35.2 million in the first half of 2010 compared with the year-ago period, with most of the growth in residential mortgages and investment securities. The tax-equivalent net interest margin was 3.58% in the first half of 2010, compared with 3.46% in the first half of 2009. A decrease of 32 basis points in our tax-equivalent earning-assets yield in the first half of 2010 compared with the same period in 2009 was offset by a decrease of 54 basis points in the cost of funds.

Changes in net interest margin for the first half of 2010 compared with the same period in 2009 were driven largely by the same factors in the analysis of the second quarter of 2010 to the second quarter in 2009 discussed above.

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

	For the three months ended June 30,
	2010			2009
	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$6,022	$1	0.08%	$18,903	$5	0.13%
Taxable investment securities	323,525	2,935	3.63%	239,785	2,290	3.82%
Nontaxable investment securities	74,843	1,116	5.97%	87,747	1,387	6.32%
FHLB and FRB stock	8,948	74	3.31%	11,052	162	5.86%
Residential real estate loans(1)	354,604	4,772	5.38%	346,019	4,782	5.53%
Commercial loans and commercial real estate	207,665	2,707	5.21%	206,085	2,814	5.46%
Nontaxable commercial loans	7,836	116	5.92%	9,573	145	6.08%
Taxable leases (net of unearned discount)	43,048	639	5.94%	68,991	1,079	6.26%
Nontaxable leases (net of unearned discount)	14,284	231	6.46%	20,618	277	5.38%
Indirect auto loans	183,178	2,319	5.06%	185,765	2,562	5.52%
Consumer loans	90,517	965	4.26%	90,745	987	4.35%

Total interest-earning assets	$1,314,470	$15,875	4.83%	$1,285,283	$16,490	5.13%

Non-interest earning assets:
Other assets	136,264			139,138
Less: Allowance for credit losses	(10,228)			(9,866)
Net unrealized gains on securities available-for-sale	7,900			6,048

Total assets	$1,448,406			$1,420,603

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	135,393	129	0.38%	$115,549	$134	0.46%
Savings deposits	100,385	97	0.38%	91,859	117	0.51%
MMDA deposits	366,088	729	0.80%	308,279	844	1.10%
Time deposits	373,358	1,923	2.06%	383,166	2,467	2.58%
Borrowings	143,425	1,151	3.21%	190,901	1,478	3.10%
Junior subordinated obligations issued to unconsolidated trusts	25,774	159	2.47%	25,774	213	3.32%

Total interest-bearing liabilities	$1,144,423	4,188	1.46%	$1,115,528	$5,253	1.88%

Non-interest bearing liabilities:
Demand deposits	163,554			155,156
Other liabilities	16,049			16,672
Shareholders’ equity	124,380			133,247

Total liabilities and shareholders’ equity	$1,448,406			$1,420,603

Net interest income (tax-equivalent)		$11,687			$11,237

Net interest rate spread			3.37%			3.25%
Net interest margin (tax-equivalent)			3.56%			3.50%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		(497)			(615)

Net interest income		$11,190			$10,622

(1)	Includes loans held-for-sale

	For the six months ended June 30,
	2010			2009
	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$6,769	$3	0.09%	$25,907	$14	0.11%
Taxable investment securities	308,277	5,651	3.67%	222,219	4,550	4.10%
Nontaxable investment securities	75,022	2,214	5.90%	88,335	2,724	6.17%
FHLB and FRB stock	9,126	266	5.84%	10,994	213	3.87%
Residential real estate loans(1)	355,603	9,552	5.37%	335,465	9,395	5.60%
Commercial loans and commercial real estate	203,349	5,402	5.31%	204,642	5,749	5.62%
Nontaxable commercial loans	8,287	242	5.83%	9,679	292	6.04%
Taxable leases (net of unearned discount)	46,123	1,371	5.95%	73,225	2,325	6.35%
Nontaxable leases (net of unearned discount)	14,522	470	6.47%	21,064	568	5.39%
Indirect auto loans	182,487	4,710	5.16%	183,436	5,070	5.53%
Consumer loans	90,964	1,948	4.28%	90,344	2,082	4.61%

Total interest-earning assets	$1,300,529	$31,829	4.89%	$1,265,310	$32,982	5.21%

Non-interest earning assets:
Other assets	138,231			137,157
Less: Allowance for credit losses	(10,059)			(9,678)
Net unrealized gains on securities available-for-sale	7,299			6,051

Total assets	$1,436,000			$1,398,840

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$133,720	$272	0.41%	$115,808	$284	0.49%
Savings deposits	97,584	203	0.42%	89,954	234	0.52%
MMDA deposits	357,639	1,502	0.84%	287,298	1,807	1.26%
Time deposits	371,958	3,894	2.09%	369,961	5,176	2.80%
Borrowings	148,552	2,339	3.15%	201,073	3,128	3.11%
Junior subordinated obligations issued to unconsolidated trusts	25,774	313	2.43%	25,774	468	3.63%

Total interest-bearing liabilities	$1,135,227	$8,523	1.50%	$1,089,868	$11,097	2.04%

Non-interest bearing liabilities:
Demand deposits	160,360			151,991
Other liabilities	16,643			17,149
Shareholders’ equity	123,770			139,832

Total liabilities and shareholders’ equity	$1,436,000			$1,398,840

Net interest income (tax-equivalent)		$23,306			$21,885

Net interest rate spread			3.39%			3.27%
Net interest margin (tax-equivalent)			3.58%			3.46%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		(995)			(1,218)

Net interest income		$22,311			$20,667

(1)	Includes loans held-for-sale

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

	For the three months ended June 30, 2010 Compared to June 30, 2009 Increase/(Decrease) Due To			For the six months ended June 30, 2010 Compared to June 30, 2009 Increase/(Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
Federal funds sold	$(3)	$(1)	$(4)	$(9)	$(2)	$(11)
Taxable investment securities	1,357	(712)	645	2,358	(1,257)	1,101
Non-taxable investment securities	(197)	(74)	(271)	(396)	(114)	(510)
FHLB and FRB stock	(27)	(61)	(88)	(95)	148	53
Real estate loans	488	(498)	(10)	1,012	(855)	157
Commercial loans and commercial real estate	133	(240)	(107)	(36)	(311)	(347)
Non-taxable commercial loans	(25)	(4)	(29)	(40)	(10)	(50)
Taxable leases (net of unearned income)	(388)	(52)	(440)	(815)	(139)	(954)
Non-taxable leases (net of unearned income)	(297)	251	(46)	(336)	238	(98)
Indirect loans	(35)	(208)	(243)	(26)	(334)	(360)
Consumer loans	(2)	(20)	(22)	40	(174)	(134)

Total interest-earning assets	1,004	(1,619)	(615)	1,657	(2,810)	(1,153)

Interest-bearing demand deposits	92	(97)	(5)	85	(97)	(12)
Savings deposits	58	(78)	(20)	46	(77)	(31)
MMDA deposits	699	(814)	(115)	889	(1,194)	(305)
Time deposits	(62)	(482)	(544)	83	(1,365)	(1,282)
Borrowings	(662)	335	(327)	(902)	113	(789)
Junior subordinated obligations issued to unconsolidated subsidiary trusts	—	(54)	(54)	—	(155)	(155)

Total interest-bearing liabilities	125	(1,190)	(1,065)	201	(2,775)	(2,574)

Net interest income (tax-equivalent)	$879	$(429)	$450	$1,456	$(35)	$1,421

Asset Quality and the Allowance for Credit Losses

The following table represents a summary of delinquent loans and leases grouped by the number of days delinquent at the dates indicated:

Delinquent loans and leases	June 30, 2010		March 31, 2010		December 31, 2009
	$	%(1)	$	%(1)	$	%(1)
	(Dollars in thousands)
30 days past due	$5,864	0.64%	$6,493	0.72%	$7,883	0.87%
60 days past due	1,263	0.14%	867	0.10%	2,271	0.25%
90 days past due and still accruing	—	—	57	—	—	—
Non-accrual	9,679	1.06%	9,532	1.06%	8,582	0.94%

Total	$16,806	1.84%	$16,949	1.88%	$18,736	2.06%

(1)	As a percentage of total loans and leases, excluding deferred costs

Overall delinquencies were slightly lower for the third consecutive quarter with fewer loans and leases 30 to 89 days past due. Loans and leases past due 30 days or more (including non-performing) were $16.8 million or 1.84% of total loans and leases, which was $143,000 less than March 31, 2010 and $1.9 million lower than the end of 2009. The decrease in past due loans and leases occurred as a result of payments of past due amounts, charge-offs and repossession and sale of collateral.

The following table represents information concerning the aggregate amount of non-performing assets (in thousands):

	June 30, 2010	March 31, 2010	December 31, 2009
Non-accruing loans and leases:
Residential real estate	$3,444	$3,513	$2,843
Commercial loans	1,769	1,888	2,167
Commercial real estate	2,218	2,200	1,846
Leases	1,496	1,208	1,418
Indirect auto	193	187	109
Other consumer loans	559	536	199

Total non-accruing loans and leases	9,679	9,532	8,582
Accruing loans and leases delinquent 90 days or more	—	57	—

Total non-performing loans and leases	9,679	9,589	8,582
Other real estate and repossessed assets	603	422	445

Total non-performing assets	$10,282	$10,011	$9,027

Persistent weakness in the local, state and national economies continued to affect the levels of nonperforming assets in the second quarter, which were $10.3 million or 0.71% of total assets at June 30, 2010, compared with $10.0 million or 0.69% of total assets at March 31, 2010, and $9.0 million or 0.64% of total assets at December 31, 2009. Nonperforming assets were comprised primarily of nonperforming loans and leases of $9.7 million at June 30, 2010, which was an increase of $1.1 million from the end of 2009, but was virtually unchanged from March 31, 2010. Conventional residential mortgages comprised $3.4 million (40 loans) or 35.6% of total nonperforming loans and leases at June 30, 2010, while nonperforming commercial loans totaled $4.0 million (37 loans) or 41.2% and leases on nonperforming status totaled $1.5 million (26 leases) or 15.5%. Much of the increase in nonperforming loans and leases occurred in the residential mortgage portfolio due in part to the extended period of time required to complete a workout arrangement or foreclose on the real estate collateral.

As a recurring part of our portfolio management program, we have identified approximately $11.6 million in potential problem loans at June 30, 2010 as compared to $9.1 million at December 31, 2009. The average balance of potential problem loans was $322,000 at June 30, 2010 compared with $252,000 at December 31, 2009. Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as “substandard.” At June 30, 2010, potential problem loans primarily consisted of commercial real estate, commercial loans and leases. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

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

The Bank’s policy is to place a loan or lease on non-accrual status and recognize income on a cash basis when a loan or lease is more than 90 days past due, unless in the opinion of management, the loan or lease is well secured and in the process of collection. The Bank considers a loan or lease impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on fair value of the collateral. As of June 30, 2010, there was $3.7 million in impaired loans for which $695,000 in related allowance for credit losses was specifically allocated. As of December 31, 2009, there was $3.6 million in impaired loans for which $332,000 in related allowance for credit losses was specifically allocated.

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

The following table summarizes changes in the allowance for credit losses arising from loans and leases charged off, recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Balance at beginning of year	$9,717	$9,707	$9,414	$9,161
Loans and leases charged-off:
Residential real estate	90	17	90	69
Commercial loans	83	60	256	86
Commercial real estate	164	—	164	—
Leases	135	1,960	613	2,773
Indirect auto	56	60	129	170
Consumer	196	218	463	600

Total loans and leases charged off	724	2,315	1,715	3,698
Recoveries of loans and leases previously charged off:
Residential real estate	30	1	31	1
Commercial loans	8	479	24	483
Commercial real estate	—	—	—	—
Leases	8	7	19	12
Indirect auto	39	27	73	52
Consumer	120	153	257	298

Total recoveries	205	667	404	846

Net loans and leases charged off	519	1,648	1,311	2,852
Provision for credit losses	1,095	1,800	2,190	3,550

Balance at end of year	$10,293	$9,859	$10,293	$9,859

The provision for credit losses decreased 39.2% and 38.3% in the quarter and six months ended June 30, 2010 compared with the year-ago periods largely as the result of substantially lower net charge-offs in 2010 and generally improved asset quality. The decrease in charge-offs in 2010 compared to the prior year is largely attributable to elevated charge-offs in four segments of our equipment lease portfolio throughout much of 2009. Charge-offs in these four segments of the lease portfolio totaled $2.0 million in the first six months of 2009, representing 70.9% of our total net loan and lease charge-offs for that period. The remaining balance of these four segments at June 30, 2010 was $3.4 million, and the allowance for credit losses allocated to these segments totaled $878,000 or 25.5% of the remaining balances. The provision for credit losses was $1.1 million and $2.2 million in the quarter and six months ended June 30, 2010, respectively, compared with $1.8 million and $3.6 million in the year-ago periods, respectively.

Net charge-offs were $519,000 and $1.3 million in the three months and six months ended June 30, 2010, respectively, compared with $1.6 million and $2.9 million in the year-ago periods, respectively. Net charge-offs equaled 0.23% and 0.29%, respectively, of average loans and leases during the three months and six months ended June 30, 2010, compared with 0.71% and 0.62%, respectively, in the year-ago periods. The provision for credit losses as a percentage of net charge-offs was 211.0% and 167.0%, respectively, in the quarter and six months ended June 30, 2010, compared with 109.2% and 124.5%, respectively, in the year-ago periods.

The allowance for credit losses was $10.3 million at June 30, 2010, compared with $9.7 million at March 31, 2010 and $9.4 million at December 31, 2009. The ratio of the allowance for credit losses to total loans and leases was 1.12% at June 30, 2010, compared with 1.07% at March 31, 2010 and 1.03% at December 31, 2009. The ratio of the allowance for credit losses to nonperforming loans and leases was 106.3% at June 30, 2010, compared with 101.3% at March 31, 2010 and 109.7% at December 31, 2009.

The following table presents certain asset quality ratios for the periods indicated:

	For three months ended June 30,		For six months ended June 30,
	2010	2009	2010	2009

Net loans and leases charged-off to average loans and leases, annualized	0.23%	0.71%	0.29%	0.62%
Provision for credit losses to average loans and leases, annualized	0.49%	0.77%	0.49%	0.77%
Allowance for credit losses to period-end loans and leases	1.12%	1.05%	1.12%	1.05%
Allowance for credit losses to non-performing loans and leases	106.3%	129.5%	106.3%	129.5%
Non-performing loans and leases to period-end loans and leases	1.06%	0.81%	1.06%	0.81%
Non-performing assets to period-end assets	0.71%	0.55%	0.71%	0.55%

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated, dollars in thousands:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Investment management income	$1,828	$1,785	$43	2.4%	$3,635	$3,546	$89	2.5%
Service charges on deposit accounts	1,146	1,268	(122)	(9.6)%	2,196	2,461	(265)	(10.8)%
Card-related fees	652	567	85	15.0%	1,243	1,088	155	14.2%
Insurance agency	420	374	46	12.3%	766	689	77	11.2%
Bank-owned life insurance	266	252	14	5.6%	535	499	36	7.2%
Gain on the sale of loans	221	250	(29)	(11.6)%	414	275	139	50.5%
Gain on sale of securities	—	—	—	—	—	1,015	(1,015)	(100)%
Other non-interest income	326	270	56	20.7%	631	553	78	14.1%

Total non-interest income	$4,859	$4,766	$93	2.0%	$9,420	$10,126	$(706)	(7.0)%

Non-interest income comprised 30.3% of total revenue in the second quarter of 2010 compared with 31.0% in the year-ago quarter and 29.1% in the first quarter of 2010.

Non-interest income decreased $706,000 or 7.0% in the first half of 2010 compared with the year-ago period. The decrease is primarily the result of the recognition of $1.0 million in pre-tax gains on the sale of securities in the first quarter of 2009. There were no securities gains realized in 2010. Adjusted for the effect of these gains, non-interest income increased $309,000 primarily due to increases in investment management income, electronic customer transaction fees and gains on sales of loans. Partly offsetting these increases was an 11% decline in service charges on deposit accounts compared to the first half of 2009 due primarily to a general decline in overdraft fee income likely the result of heightened customer sensitivities to incurring overdraft fees. We expect that new regulations relating to overdrafts effective in the third quarter of 2010 will negatively impact our overdraft fee income, though the likely amount of impact cannot be determined. Excluding the effect of securities gains, non-interest income was 29.7% of total revenue in the first half of 2010 compared with 30.6% in the year-ago period.

Non-interest Expenses

The following table sets forth certain information on non-interest expenses for the periods indicated, dollars in thousands:

	For three months ended June 30,				For six months ended June 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Salaries and benefits	$5,370	$4,721	$649	13.7%	$10,939	$9,421	$1,518	16.1%
Occupancy and equipment	1,840	1,787	53	3.0%	3,680	3,551	129	3.6%
Communication expense	157	196	(39)	(19.9)%	333	387	(54)	(14.0)%
Office supplies and postage	300	301	(1)	(0.3)%	569	612	(43)	(7.0)%
Marketing expense	391	248	143	57.7%	684	499	185	37.1%
Amortization of intangible assets	290	387	(97)	(25.1)%	580	775	(195)	(25.2)%
Professional fees	829	754	75	9.9%	1,569	1,431	138	9.6%
FDIC insurance	404	1,039	(635)	(61.1)%	806	1,386	(580)	(41.8)%
Other operating expenses	1,382	1,466	(84)	(5.7)%	2,765	2,904	(139)	(4.8)%

Total operating expenses	$10,963	$10,899	$64	(0.6)%	$21,925	$20,966	$959	4.6%

Non-interest expenses were relatively unchanged in the second quarter compared to the year-ago quarter. Salaries and benefits increased $649,000 or 13.7% due primarily to a combination of new customer service and business development positions, normal salary increases and a lack of incentive compensation expense in the second quarter of 2009. FDIC insurance expense decreased $635,000 or 61.1% in the second quarter compared with the second quarter of 2009 due to a special assessment required of all FDIC insured banks. The assessment for Alliance was $676,000 in the second quarter of 2009.

Non-interest expenses increased $959,000 or 4.6% in the six months ended June 30, 2010 compared with the first half of 2009. Salaries and benefits expense increased $1.5 million or 16.1% compared with the first half of 2009, with approximately $893,000 or 59% of this increase representing incremental recurring expense from the new positions discussed above, normal salary increases and a lack of incentive compensation expense in the first half of 2009. As required under generally accepted accounting principles, the deferral of salaries and benefits expense in connection with successfully originated loans comprised approximately $300,000 or 36% of the increase in salaries and benefits in 2010 compared with the same period in 2009, due to the substantially higher residential mortgage origination volume in 2009.

FDIC insurance expense decreased $580,000 or 41.8% compared with the first half of 2009 due primarily to the special assessment paid by Alliance in the second quarter of 2009.

Our efficiency ratio was 68.3% in the second quarter of 2010 compared with 70.8% in the year-ago quarter and 69.9% in the first quarter of 2010. Our efficiency ratio was 69.1% in the six months ended June 30, 2010 compared with 70.4% in the year-ago period.

Income Taxes

Our effective tax rate was 25.0% and 24.6% for the three months and six months ended June 30, 2010, respectively, compared with 24.3% and 20.5% in the year-ago periods, respectively. The increase in the effective tax rate is due to a decrease in tax exempt income as a percentage of total taxable income.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

General

Total assets increased $39.5 million or 2.8% in the first six months of 2010 and were $1.5 billion at June 30, 2010. Securities available-for-sale increased $44.6 million or 12.3%. Total assets increased $11.4 million from the end of the first quarter primarily resulting from a $10.5 million increase in total loans and leases (net of unearned income) to $915.2 million at June 30, 2010.

Securities

Investment securities totaled $406.8 million at June 30, 2010, as compared with $362.2 million at December 31, 2009. Nearly all of our securities are rated by nationally recognized rating agencies, with most of these ratings being “AAA” by one or more of these rating agencies. The breakdown of our securities portfolio at June 30, 2010 is 80% U.S. government guaranteed mortgage-

backed securities, 18% municipal securities and 1% obligations of U.S. government sponsored corporations. Mortgage-backed securities, which totaled $326.4 million at June 30, 2010, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the United States government. The average life of the mortgage-backed securities portfolio is approximately 4.3 years. We do not invest in any securities backed by sub-prime, Alt-A or other high-risk mortgages. We also do not hold any preferred stock, corporate debt or trust preferred securities in our investment portfolio. Our municipal securities portfolio, which totaled $71.6 million at the end of the second quarter, is comprised primarily of highly rated general obligation bonds issued by local municipalities in New York State.

Net unrealized gains in the securities portfolio totaled $11.8 million at June 30, 2010, compared with net unrealized gains of $4.6 million at December 31, 2009.

Loans and Leases

Total loans and leases, net of unearned income and deferred costs, were $915.2 million at June 30, 2010, compared with $904.7 at March 31, 2010 and $914.2 million at December 31, 2009.

Commercial loans and mortgages increased $16.3 million in the second quarter and totaled $227.9 million at June 30, 2010 through a combination of increased utilization of existing commercial lines of credit and new loan originations. Originations of commercial loans (excluding lines of credit) in the second quarter totaled $13.3 million, compared with $8.9 million in the first quarter of 2010 and $10.8 million in the year-ago quarter. We have generated an increased pipeline of commercial loans in the second quarter as the result of successfully executing the growth strategy of developing relationships with new credit-worthy businesses seeking the stability that comes of working with a financially strong, locally based community bank.

Residential mortgages outstanding were nearly unchanged in the second quarter, and totaled $354.5 million at June 30, 2010. Residential mortgage origination volume contracted to more moderate levels in the first half of 2010 as slightly higher average borrowing rates early in 2010 combined with exceptionally high mortgage refinance activity in 2009, driven by historically low interest rates during that period, have contributed to a general decline in mortgage originations in our market. Originations of residential mortgages totaled $27.1 million in the second quarter of 2010, compared with $19.3 million in the first quarter of 2010 and $48.9 million in the year-ago quarter. Originations for the first half of 2010 were $46.4 million, compared with $96.2 million in the first half of 2009. Despite the decline in our origination volumes, we have maintained our position as one of the top providers of residential mortgages in Central New York.

Indirect auto loan balances increased $1.9 million to $183.4 million at the end of the second quarter. We originated $25.3 million of indirect auto loans in the second quarter, compared with $17.2 million in the first quarter of 2010 and $32.3 million in the year-ago quarter. We originate auto loans through a network of reputable, well established automobile dealers located in Central and Western New York. Applications received through our indirect lending program are subject to the same comprehensive underwriting criteria and procedures as employed in our direct lending programs.

Leases (net of unearned income) decreased $7.0 million in the second quarter as a result of the previously announced decision to cease new lease originations. The remaining balance of the net lease portfolio of $54.4 million is expected to continue to run-off at the rate of approximately $6 million per quarter over the next twelve months.

The following table sets forth the composition of our loan and lease portfolio at the dates indicated, dollars in thousands:

	June 30, 2010	Percent	December 31, 2009	Percent

Residential real estate	$354,544	38.9%	$356,906	39.2%
Commercial loans	122,714	13.5%	111,243	12.2%
Commercial real estate	105,157	11.5%	96,753	10.7%
Leases (net of unearned income)	54,402	6.0%	68,224	7.5%
Indirect auto	183,410	20.1%	184,947	20.3%
Other consumer loans	91,073	10.0%	92,022	10.1%

	$911,300	100.0%	$910,095	100.0%

Net deferred loan costs	3,851		4,067

Total loans and leases	915,151		914,162
Allowance for credit losses	(10,293)		(9,414)

Net loans and leases	$904,858		$904,748

Deposits

Deposits were $1.1 billion at June 30, 2010, which was $11.8 million less than the end of the first quarter, but were up $42.5 million compared with the end of 2009. Municipal money market accounts decreased $27.2 million during the quarter due largely to the seasonality of municipal cash flows. Our deposit mix remains favorably weighted in lower cost demand, savings and money market accounts, which comprised 67.3% of total deposits at the end of the second quarter, compared with 65.2% at December 31, 2009 and 60.2% at June 30, 2009.

The following table sets forth the composition of our deposits by business line at the dates indicated, dollars in thousands:

	June 30, 2010					December 31, 2009
	Retail	Commercial	Municipal	Total	Percent	Retail	Commercial	Municipal	Total	Percent

Non-interest checking	$41,529	$116,966	$3,652	$162,147	14.5%	$40,320	$115,304	$3,525	$159,149	14.8%
Interest checking	103,770	15,029	22,540	141,339	12.6%	97,580	15,559	17,229	130,368	12.1%

Total checking	145,299	131,995	26,192	303,486	27.1%	137,900	130,863	20,754	289,517	26.9%

Savings	89,422	11,157	2,949	103,528	9.3%	82,328	9,714	2,482	94,524	8.8%
Money market	86,643	94,685	164,057	345,385	30.9%	82,103	96,760	138,188	317,051	29.5%
Time deposits	293,343	23,830	48,598	365,771	32.7%	311,626	20,568	42,385	374,579	34.8%

Total deposits	$614,707	$261,667	$241,796	$1,118,170	100.0%	$613,957	$257,905	$203,809	$1,075,671	100.0%

Liquidity

Alliance’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, to take advantage of market interest rate opportunities, and to pay dividends to Alliance. Funding loan and lease commitments, providing for deposit outflows, settling other liabilities when they come due and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits, borrowings and other liabilities. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee (“ALCO”) of Alliance is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of June 30, 2010, liquidity as measured by the Bank is in compliance with and exceeds its policy guidelines.

Our principal sources of funds for operations are cash flows generated from earnings, deposit inflows, loan and lease repayments, borrowings from the FHLB, and securities sold under repurchase agreements. During the six months ended June 30, 2010, cash and cash equivalents decreased by $1.6 million, as net cash used in investing activities of $41.1 million exceeded net cash provided by operating and financing activities of $39.5 million. Net cash used in investing activities primarily resulted from securities purchases exceeding maturities, sales and principal repayments by $38.6 million. Net cash provided by financing activities in the second quarter principally reflects a $42.5 million net increase in deposits, partly reduced by a net decrease in borrowings of $11.3 million and cash dividends of $2.6 million. Net cash from operating activities was primarily provided by net income in the amount of $5.7 million.

As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and investment securities that have been pledged as collateral. As of June 30, 2010, our credit limit with the FHLB was $308.7 million. The total of our outstanding borrowings from the FHLB on that date was $142.8 million.

At June 30, 2010, we had a $149.3 million line of credit with the Federal Reserve Bank of New York through its Discount Window. We have pledged indirect auto loans and investment securities totaling $183.0 million and $6.0 million, respectively, at June 30, 2010. At June 30, 2010, we also had available $76.5 million of unsecured federal funds lines of credit with other financial institutions. We did not draw any amounts on any of these lines during the quarter other than an overnight test to confirm their availability. There were no amounts outstanding on any of these lines at June 30, 2010.

Capital Resources

We use certain non-GAAP financial measures, such as the Tangible Common Equity to Tangible Assets ratio (TCE), to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector. We believe TCE is useful because it is a measure utilized by regulators, market analysts and investors in evaluating a company’s financial condition and capital strength. TCE, as defined by Alliance, represents common equity less goodwill and intangible assets. A reconciliation from the our GAAP Total Equity to Total Assets ratio to the Non-GAAP Tangible Common Equity to Tangible Assets ratio is presented below:

(in thousands)	June 30, 2010
Total assets	$1,456,731
Less: Goodwill and intangible assets, net	41,568

Tangible assets (non-GAAP)	$1,415,163

Total Common Equity	132,712
Less: Goodwill and intangible assets, net	41,568

Tangible Common Equity (non-GAAP)	91,144

Total Equity/Total Assets	9.11%
Tangible Common Equity/Tangible Assets (non-GAAP)	6.44%

Shareholders’ equity was $132.7 million at June 30, 2010, compared with $123.9 million at the December 31, 2009. Net income for the first half of 2009 increased shareholders’ equity by $5.7 million and was partially offset by common stock dividends declared of $2.6 million or $0.56 per common share. Accumulated other comprehensive income included in shareholders’ equity increased $4.5 million during 2010 due primarily to higher net unrealized gains on securities available-for-sale, resulting from lower interest rates during 2010 and other market factors.

Our Tier 1 leverage ratio was 7.87% and its total risk-based capital ratio was 13.88% at the end of the second quarter, both of which exceeded regulatory minimum thresholds for capital adequacy purposes. Our tangible common equity capital ratio was 6.44% at June 30, 2010.

Alliance and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require Alliance and the Bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined).

As of December 31, 2009, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. Management believes that, as of June 30, 2010, Alliance and the Bank met all capital adequacy requirements to which they were subject.

The following table compares Alliance’s actual capital amounts and ratios with those needed to qualify for the “well capitalized” category, which is the highest capital category as defined in the regulations.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Total risk-based capital
Alliance	$121,086	13.88%	$69,814	≥8.00%	N/A	N/A
Bank	115,107	13.32%	69,150	≥8.00%	86,437	≥10.00%
Tier 1 capital
Alliance	110,783	12.70%	34,907	≥4.00%	N/A	N/A
Bank	104,804	12.12%	34,575	≥4.00%	51,862	≥6.00%
Leverage
Alliance	110,783	7.87%	56,275	≥4.00%	N/A	N/A
Bank	104,804	7.48%	56,033	≥4.00%	70,041	≥5.00%

As of December 31, 2009
Total risk-based capital
Alliance	$115,308	13.14%	$70,210	≥8.00%	N/A	N/A
Bank	109,208	12.55%	69,595	≥8.00%	86,994	≥10.00%
Tier 1 capital
Alliance	105,894	12.07%	35,105	≥4.00%	N/A	N/A
Bank	99,794	11.47%	34,798	≥4.00%	52,196	≥6.00%
Leverage
Alliance	105,894	7.55%	56,113	≥4.00%	N/A	N/A
Bank	99,794	7.14%	55,873	≥4.00%	69,841	≥5.00%

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

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case (no rate change) information in the table shows (1) an estimate of Alliance’s net portfolio value at June 30, 2010 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income for the twelve months ending June 30, 2011 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current (June 30, 2010) rate levels and repricing balances are adjusted to current (June 30, 2010) rate levels. The rate change information (rate shocks) in the table shows estimates of net portfolio value at June 30, 2010 and net interest income for the twelve months ending June 30, 2011 assuming instantaneous rate changes of up 100, 200, and 300 basis points and down 100 basis points. Cash flows for non-maturity deposits are based on a decay or runoff rate based on average account age. Rate changes in the rate shock scenario are assumed to be shock or immediate changes and occur uniformly across the yield curve. In projecting future net interest income under the rate shock scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed post shock rate levels. Balances that reprice are assumed to reprice at post shock rate levels.

Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100, 200, or 300 basis points would have a negative effect on net interest income over a twelve month time period. This is principally because the Bank’s interest-bearing deposit accounts are assumed to reprice faster than its loans and investment securities. However, if the Bank does not increase the rates paid on its deposit accounts as quickly or to the same magnitude as increases in market interest rates, the negative impact on net interest income will likely be lower. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital. Generally, the reverse should be true of an immediate decrease in interest rates of 100 basis points. However, the positive impact on net interest income of a decline in interest rates of 100 basis points is currently constrained by the absolute low level of deposit and borrowing rates.

	Net Portfolio Value at June 30, 2010			Net Interest Income Twelve Months Ending June 30, 2011
		Change from Base			Change from Base
Rate Change Scenario	Amount	Dollar	Percent	Amount	Dollar	Percent
	(Dollars in thousands)
+300 basis point rate shock	$205,427	$(52,702)	(20.4)%	$35,783	$(11,383)	(24.1)%
+200 basis point rate shock	219,781	(38,348)	(14.9)%	39,964	(7,202)	(15.3)%
+100 basis point rate shock	240,297	(17,832)	(6.9)%	44,149	(3,017)	(6.4)%
Base case (no rate change)	258,129	—	—%	47,166	—	—%
-100 basis point rate shock	253,826	(4,303)	(1.7)%	48,076	910	1.9%

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A RISK FACTORS

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors” in our 2009 Annual Report. There are no material changes in the risk factors relevant to our operations, except as discussed below:

Compliance with the recently enacted Dodd-Frank Reform Act may increase our costs of operations and adversely impact our earnings.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry. Among other things, the Dodd-Frank Act creates a new federal financial consumer protection agency, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities. In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation. It is impossible to predict when any final rules would be issued through any such rulemakings, and what the content of such rules will be. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our business. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

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

ALLIANCE FINANCIAL CORPORATION

DATE: August 6, 2010	/s/ Jack H. Webb
Jack H. Webb
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 6, 2010	/s/ J. Daniel Mohr
J. Daniel Mohr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alliance (incorporated herein by reference to exhibit 3.1 to Alliance’s Registration Statement on Form S-4 (Registration No. 333-62623) filed with the Commission on August 27, 2009)

3.2	Amended and Restated Bylaws of Alliance (incorporated herein by reference to exhibit 3.2 to Alliance’s Current Report on Form 8-K filed with the Commission on September 3, 2004)

3.3	Amended and Restated Bylaws of Alliance (incorporated herein by reference to exhibit 3.3 to Alliance’s Current Report on Form 8-K filed with the Commission on November 27, 2007)

4.1	Rights Agreement dated October 19, 2001 between Alliance Financial Corporation and American Stock Transfer & Trust Company, including the Certificate of Amendment to Alliance’s Certificate of Incorporation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference to exhibit 4.1 to Alliance’s Form 8-A12G filed with the Commission on October 25, 2001)

10.1	Alliance Financial Corporation 2010 Restricted Stock Plan dated May 11, 2010

31.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002