Form 10-Q
period 2010-09-30
ALLIANCE FINANCIAL CORP /NY/
filed 2010-11-08
CIK 796317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, on November 1, 2010 was 4,703,535 shares.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Alliance Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30, 2010	December 31, 2009
Assets
Cash and due from banks	$26,521	$26,696
Federal Funds sold	11,400	—

Cash and cash equivalents	37,921	26,696

Securities available-for-sale	395,756	362,158
Federal Home Loan Bank of New York (“FLHB”) and Federal Reserve Bank (“FRB”) stock	8,787	10,074
Loans and leases held-for-sale	1,351	1,023
Loans and leases, net of unearned income and deferred costs	901,891	914,162
Allowance for credit losses	10,466	9,414

Net loans and leases	891,425	904,748

Premises and equipment, net	19,138	20,086
Accrued interest receivable	4,788	4,167
Bank-owned life insurance	28,149	27,354
Goodwill	32,073	32,073
Intangible assets, net	9,206	10,075
Other assets	18,245	18,790

Total assets	$1,446,839	$1,417,244

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing deposits	175,272	159,149
Interest-bearing deposits	949,851	916,522

Total deposits	1,125,123	1,075,671
Borrowings	142,934	172,707
Accrued interest payable	1,066	1,745
Other liabilities	17,439	17,412
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	25,774

Total liabilities	1,312,336	1,293,309

Shareholders’ equity
Preferred stock – par value $1.00 a share; 900,000 shares authorized, none issued and outstanding	—	—
Preferred stock – par value $1.00 a share; 100,000 shares authorized, Series A, junior preferred stock, none issued and outstanding	—	—
Common stock – par value $1.00; 10,000,000 shares authorized, 5,021,049 and 4,937,233 shares issued; and 4,698,737 and 4,614,921 shares outstanding, respectively	5,021	4,937
Surplus	44,673	43,013
Undivided profits	91,006	86,194
Accumulated other comprehensive income	5,354	946
Directors’ stock-based deferred compensation plan (117,577 and 103,512 shares, respectively)	(2,895)	(2,499)
Treasury stock, at cost: 322,312 shares	(8,656)	(8,656)

Total shareholders’ equity	134,503	123,935

Total liabilities & shareholders’ equity	$1,446,839	$1,417,244

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Interest income:
Interest and fees on loans and leases	$11,549	$12,417	$35,002	$37,605
Federal funds sold and interest bearing deposits	1	1	4	15
Interest and dividends on taxable securities	2,869	2,909	8,787	7,672
Interest and dividends on nontaxable securities	683	802	2,143	2,601

Total interest income	15,102	16,129	45,936	47,893

Interest expense:
Deposits:
Savings accounts	95	105	298	339
Money market accounts	645	766	2,147	2,573
Time accounts	1,739	2,347	5,633	7,523
NOW accounts	127	120	399	404

Total deposits	2,606	3,338	8,477	10,839
Borrowings:
Repurchase agreements	206	233	607	691
FHLB advances	959	1,149	2,897	3,819
Junior subordinated obligations issued to unconsolidated subsidiary trusts	171	179	484	647

Total interest expense	3,942	4,899	12,465	15,996

Net interest income	11,160	11,230	33,471	31,897
Provision for credit losses	1,095	1,125	3,285	4,675

Net interest income after provision for credit losses	10,065	10,105	30,186	27,222

Non-interest income:
Investment management income	1,804	1,743	5,439	5,289
Service charges on deposit accounts	1,178	1,297	3,374	3,758
Card-related fees	649	566	1,892	1,654
Insurance agency income	328	338	1,093	1,027
Income from bank-owned life insurance	260	255	795	753
Gain on the sale of loans	323	230	738	505
Gain on sale of securities available-for-sale	308	—	308	1,015
Other non-interest income	289	333	920	887

Total non-interest income	5,139	4,762	14,559	14,888

Non-interest expense:
Salaries and employee benefits	5,576	5,307	16,515	14,728
Occupancy and equipment expense	1,771	1,728	5,451	5,279
Communication expense	158	207	491	594
Office supplies and postage expense	305	359	874	971
Marketing expense	207	228	892	727
Amortization of intangible assets	289	388	869	1,163
Professional fees	762	734	2,330	2,165
FDIC insurance premium	389	434	1,195	1,820
Other non-interest expense	1,753	1,515	4,517	4,419

Total non-interest expense	11,210	10,900	33,134	31,866

Income before income tax expense	3,994	3,967	11,611	10,244
Income tax expense	904	1,009	2,780	2,293

Net income	$3,090	$2,958	$8,831	$7,951
Dividend and accretion of discount on preferred stock	—	—	—	(1,084)

Net income available to common shareholders	$3,090	$2,958	$8,831	$6,867

Net income per common share:
Basic earnings per common share	$0.66	$0.64	$1.90	$1.50
Diluted earnings per common share	$0.66	$0.64	$1.89	$1.49
Cash dividends declared per share	$0.30	$0.26	$0.86	$0.80

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except per share data)

	Issued and Outstanding Common Shares	Preferred Stock	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Directors’ Deferred Stock	Total
Balance at January 1, 2009	4,578,910	$26,331	$4,901	$41,922	$81,110	$971	$(8,656)	$(2,098)	$144,481

Comprehensive income:
Net income	—	—	—	—	7,951	—	—	—	7,951
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	—	3,067	—	—	3,067
Change in accumulated unrealized losses and prior service costs for retirement plans	—	—	—	—	—	13	—	—	13

Total comprehensive income	—	—	—	—	7,951	3,080	—	—	11,031

Redemption of preferred stock	—	(26,918)	—	—	—	—	—	—	(26,918)
Accretion of preferred stock discount	—	587	—	—	(587)	—	—	—	—
Issuance of restricted stock	11,850	—	12	(12)	—	—	—	—	—
Forfeiture of restricted stock	(16,450)	—	(16)	(49)	—	—	—	—	(65)
Amortization of restricted stock	—	—	—	286	—	—	—	—	286
Stock options exercised	40,689	—	40	966	—	—	—	—	1,006
Tax benefit of stock-based compensation	—	—	—	28	—	—	—	—	28
Cash dividend $0.80 per common share	—	—	—	—	(3,682)	—	—	—	(3,682)
Preferred stock dividend	—	—	—	—	(497)	—	—	—	(497)
Repurchase of warrant	—	—	—	(593)	(307)	—	—	—	(900)
Directors’ deferred stock plan purchase	—	—	—	317	—	—	—	(317)	—

Balance at September 30, 2009	4,614,999	$—	$4,937	$42,865	$83,988	$4,051	$(8,656)	$(2,415)	$124,770

Balance at January 1, 2010	4,614,921	$—	$4,937	$43,013	$86,194	$946	$(8,656)	$(2,499)	$123,935

Comprehensive income:
Net income	—	—	—	—	8,831	—	—	—	8,831
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	—	4,322	—	—	4,322
Change in accumulated unrealized losses and prior service costs for retirement plans	—	—	—	—	—	86	—	—	86

Total comprehensive income	—	—	—	—	8,831	4,408	—	—	13,239

Retirement of common stock	(629)	—	(1)	(16)	—	—	—	—	(17)
Issuance of restricted stock	34,097	—	34	(34)	—	—	—	—	—
Amortization of restricted stock	—	—	—	246	—	—	—	—	246
Stock options exercised	50,348	—	51	892	—	—	—	—	943
Tax benefit of stock-based compensation	—	—	—	176	—	—	—	—	176
Cash dividend $0.86 per common share	—	—	—	—	(4,019)	—	—	—	(4,019)
Directors’ deferred stock plan purchase	—	—	—	396	—	—	—	(396)	—

Balance at September 30, 2010	4,698,737	$—	$5,021	$44,673	$91,006	$5,354	$(8,656)	$(2,895)	$134,503

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Other comprehensive (loss) income, before tax:
Change in pension and post-retirement liabilities	$50	$8	$140	$21
Unrealized gains on securities:
Unrealized holding gains arising during period	182	4,336	7,314	6,017
Reclassification adjustment for security gains included in net income	(308)	—	(308)	(1,015)

Other comprehensive (loss) income, before tax:	(76)	4,344	7,146	5,023
Income tax benefit (expense) related to other comprehensive income	30	(1,680)	(2,738)	(1,943)

Other comprehensive (loss) income net of tax:	(46)	2,664	4,408	3,080
Net income	3,090	2,958	8,831	7,951

Comprehensive income	$3,044	$5,622	$13,239	$11,031

The accompanying notes are an integral part of the consolidated financial statements

Alliance Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flow (Unaudited)

(In thousands, except per share data)

	Nine months ended September 30,
	2010	2009
Operating Activities:
Net Income	$8,831	$7,951

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,285	4,675
Depreciation expense	1,780	1,807
Increase in surrender value of life insurance	(795)	(753)
(Benefit) Provision for deferred income taxes	(112)	306
Amortization of investment security discounts and premiums, net	1,808	1,002
Net gain on sale of securities available-for-sale	(308)	(1,015)
Net gain on sale of premises and equipment	(43)	(16)
Proceeds from the sale of loans and leases held-for-sale	40,454	26,658
Origination of loans held-for-sale	(40,385)	(26,928)
Gain on sale of loans held-for-sale	(738)	(505)
Impairment loss on long-lived asset	—	105
(Gain) loss on foreclosed real estate	(41)	15
Amortization of capitalized servicing rights	225	247
Amortization of intangible assets	869	1,163
Restricted stock expense, net	246	221
Amortization of prepaid FDIC insurance premium	1,101	—
Change in other assets and liabilities	(3,855)	(1,910)

Net cash provided by operating activities	12,322	13,023

Investing Activities:
Proceeds from maturities, redemptions, calls and principal repayments of investment securities available-for-sale	79,750	116,664
Proceeds from sales of investment securities available-for-sale	9,571	33,926
Purchase of investment securities available-for-sale	(117,413)	(243,156)
Purchase of FHLB and FRB stock	(10,512)	(18,315)
Redemption of FHLB stock	11,799	18,338
Net decrease (increase) in loans and leases	9,674	(20,941)
Purchases of premises and equipment	(910)	(1,113)
Proceeds from the sale of premises and equipment	121	31
Proceeds from disposition of foreclosed assets	339	196

Net cash used in investing activities	(17,581)	(114,370)

Financing Activities:
Net increase in demand deposits, NOW and savings accounts	83,359	111,949
Net (decrease) increase in time deposits	(33,907)	35,080
Net decrease in short-term borrowings	(19,773)	(17,732)
Proceeds from long-term borrowings	—	35,000
Payments on long-term borrowings	(10,000)	(55,000)
Proceeds from the exercise of stock options	943	1,006
Retirement of common stock	(17)	—
Tax benefit of stock-based compensation	176	28
Purchase of shares for directors’ deferred stock-based plan	(396)	(317)
Redemption of preferred stock	—	(26,918)
Repurchase of warrant	—	(900)
Cash dividends paid to common shareholders	(3,901)	(3,581)
Cash dividends paid to preferred shareholders	—	(538)

Net cash provided by financing activities	16,484	78,077

Net increase (decrease) in cash and cash equivalents	11,225	(23,270)
Cash and cash equivalents at beginning of period	26,696	48,090

Cash and cash equivalents at end of period	$37,921	$24,820

Supplemental Disclosures of Cash Flow Information:
Interest received during the period	$45,315	$47,123
Interest paid during the period	13,144	17,856
Income taxes	4,153	2,384
Non-cash investing activities:
Change in unrealized gain/loss on available-for-sale securities	7,006	5,002
Transfer of loans to other real estate and repossessed assets	364	—
Non-cash financing activities:
Common dividend declared and unpaid	1,410	1,292

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

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the nine months ended September 30, 2010 and 2009.

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

Adoption of New Accounting Standards

In June 2009, FASB issued Accounting Standard Update (“ASU”) Number 2009-16, “Accounting for Transfers of Financial Assets—An Amendment of FASB Statement No. 140.” The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this statement were also amended and apply to transfers that occurred both before and after the effective date of this statement. The adoption did not have a material impact on Alliance’s consolidated financial position, results of operations or cash flows.

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2.	Securities

The amortized cost and estimated fair value of securities for the dates indicated (in thousands):

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Treasury obligations	$3,350	$—	$—	$3,350
Obligations of U.S. government-sponsored corporations	4,765	243	—	5,008
Obligations of states and political subdivisions	73,612	3,516	22	77,106
Mortgage-backed securities—residential	299,458	7,920	162	307,216

Total debt securities	381,185	11,679	184	392,680
Stock Investments:
Equity securities	1,932	114	—	2,046
Mutual funds	1,000	36	6	1,030

Total stock investments	2,932	150	6	3,076

Total available-for-sale	$384,117	$11,829	$190	$395,756

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Treasury obligations	$100	$1	$—	$101
Obligations of U.S. government-sponsored corporations	5,864	265	—	6,129
Obligations of states and political subdivisions	75,104	2,135	92	77,147
Mortgage-backed securities—residential	273,499	4,030	1,849	275,680

Total debt securities	354,567	6,431	1,941	359,057
Stock Investments:
Equity securities	1,958	153	7	2,104
Mutual funds	1,000	19	22	997

Total stock investments	2,958	172	29	3,101

Total available-for-sale	$357,525	$6,603	$1,970	$362,158

As of September 30, 2010 and December 31, 2009, the mortgage-backed securities portfolio was comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, which in turn, are backed by the United States government.

At September 30, 2010 and December 31, 2009, securities with a carrying value of $386.9 million and $319.0 million, respectively, were pledged as collateral for certain deposits and for other purposes as required or permitted by law.

Alliance recognized gross gains on sales of securities of $313,000 and $1.0 million for the nine months ended September 30, 2010 and 2009, respectively, and gross losses of $5,000 and $0 for 2010 and 2009, respectively. The tax provision related to these net realized gains was $119,000 and $393,000, respectively.

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

	September 30, 2010
	Amortized Cost	Estimated Fair Value
Due in one year or less	$80,412	$82,298
Due after one year through five years	196,048	202,028
Due after five years through ten years	70,115	72,435
Due after ten years	34,610	35,919

Total debt securities	$381,185	$392,680

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated are as follows (in thousands):

	September 30, 2010
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Obligations of states and political subdivisions	$1,959	$22	$—	$—	$1,959	$22
Mortgage-backed securities – residential	12,756	76	1,600	86	14,356	162

Subtotal, debt securities	14,715	98	1,600	86	16,315	184
Equity securities	—	—	—	—	—	—
Mutual funds	—	—	494	6	494	6

Total temporarily impaired securities	$14,715	$98	$2,094	$92	$16,809	$190

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Obligations of states and political subdivisions	$7,013	$87	$200	$5	$7,213	$92
Mortgage-backed securities – residential	82,274	1,773	1,747	76	84,021	1,849

Subtotal debt securities	89,287	1,860	1,947	81	91,234	1,941
Equity securities	—	—	23	7	23	7
Mutual funds	—	—	478	22	478	22

Total temporarily impaired securities	$89,287	$1,860	$2,448	$110	$91,735	$1,970

Management does not believe any individual unrealized loss as of September 30, 2010 represents an other-than-temporary impairment. A total of 12 available-for-sale securities were in a continuous unrealized loss position for less than 12 months and 4 securities for 12 months or longer. The unrealized losses relate primarily to securities issued by FNMA, GNMA, FHLMC, the State of New York and various political subdivisions within the State of New York. These unrealized losses are primarily attributable to changes in interest rates and other market conditions. Alliance does not intend to sell these securities and does not believe it will be required to sell them prior to recovery of the amortized cost.

3.	Loans and Leases

Major classifications of loans and leases at the dates indicated (in thousands):

	September 30,	December 31,
	2010	2009
Residential real estate	$348,443	$356,906
Commercial loans	116,887	111,243
Commercial real estate	109,876	96,753
Leases	53,151	76,224
Indirect auto loans	183,594	184,947
Other consumer loans	91,885	92,022

	903,836	918,095

Less: Unearned income	(5,700)	(8,000)
Net deferred loan costs	3,755	4,067

Total loans and leases	901,891	914,162
Allowance for credit losses	(10,466)	(9,414)

Net loans and leases	$891,425	$904,748

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Nonperforming loans and leases at the dates indicated are as follows (in thousands):

	September 30, 2010	December 31, 2009

Loans and leases 90 days past due and still accruing	$43	$—
Non-accrual loans and leases	7,749	8,582

Total nonperforming loans and leases	$7,792	$8,582

As of September 30, 2010 and December 31, 2009, impaired loans and leases totaled approximately $2.3 million and $3.6 million, respectively. The recorded investment in loans and leases considered impaired for which there was a related valuation allowance for impairment included in the allowance for credit losses and the amount of such impairment allowance were $410,000 and $176,000, respectively at September 30, 2010 and $908,000 and $332,000, respectively at December 31, 2009.

The following table summarizes changes in the allowance for credit losses arising from loans and leases charged off, recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Allowance for credit losses, beginning of period	$10,293	$9,859	$9,414	$9,161

Loans and leases charged-off	(1,119)	(1,292)	(2,834)	(4,991)
Recoveries of loans and leases previously charged-off	197	314	601	1,161

Net loans and leases charged-off	(922)	(978)	(2,233)	(3,830)

Provision for credit losses	1,095	1,125	3,285	4,675

Allowance for credit losses, end of period	$10,466	$10,006	$10,466	$10,006

4.	Deposits

Deposits consisted of the following at the periods indicated (in thousands):

	September 30, 2010	December 31, 2009

Non-interest-bearing checking	$175,272	$159,149
Interest-bearing checking	143,976	130,368
Savings accounts	101,356	94,524
Money market accounts	363,847	317,051
Time accounts	340,672	374,579

Total deposits	$1,125,123	$1,075,671

5.	Earnings Per Share

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Basic and diluted net income per common share calculations are as follows (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Net income available to common shareholders	$3,090	$2,958	$8,831	$6,867
Less: dividends and undistributed earnings allocated to unvested restricted shares	(39)	(55)	(87)	(129)

Net earnings allocated to common shareholders	$3,051	$2,903	$8,744	$6,738

Weighted average common shares outstanding, including shares considered participating securities	4,674,984	4,610,603	4,653,332	4,595,658
Less: average participating securities	(50,165)	(89,272)	(42,786)	(92,360)

Weighted average shares	4,624,819	4,521,331	4,610,546	4,503,298

Net income per common share – basic	$0.66	$0.64	$1.90	$1.50

Diluted:
Net earnings allocated to common shareholders	$3,051	$2,903	$8,744	$6,738

Weighted average common shares outstanding for basic earnings per common share	4,624,819	4,521,331	4,610,546	4,503,298
Incremental shares from assumed conversion of stock options and warrants	22,070	41,837	24,908	20,759

Average common shares outstanding – diluted	4,646,889	4,563,168	4,635,454	4,524,057

Net income per common share – diluted	$0.66	$0.64	$1.89	$1.49

Dividends of $22,000 and $23,000 were paid on unvested shares with non-forfeitable dividend rights for the quarters ending September 30, 2010 and 2009, respectively. Dividends of $43,000 and $64,000 for the nine months ended September 30, 2010 and 2009, respectively, were paid on unvested shares with non-forfeitable dividend rights. There were no anti-dilutive stock options for the three months and nine months ended September 30, 2010. For the three months and nine months ended September 30, 2009, there were 1,000 and 104,066 anti-dilutive stock options excluded from the diluted weighted average common share calculations.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

6.	Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, for the periods indicated were as follows (in thousands):

	For three months ending September 30,
	2010			2009
	Pre-tax amount	Tax (expense) benefit	Net-of-tax amount	Pre-tax amount	Tax (expense) benefit	Net-of-tax amount

Securities available-for-sale:
Net unrealized gains arising during the period	$182	$(70)	$112	$4,336	$(1,677)	$2,659
Reclassification adjustment for gains included in net income	(308)	(119)	(189)	—	—	—

	(126)	49	(77)	4,336	(1,677)	2,659
Retirement plan liabilities	50	(19)	31	8	(3)	5

Other comprehensive (loss) income	(76)	30	(46)	4,344	(1,680)	2,664
Net income			3,090			2,958

Comprehensive income			$3,044			$5,622

	For nine months ending September 30,
	2010			2009
	Pre-tax amount	Tax (expense) benefit	Net-of-tax amount	Pre-tax amount	Tax (expense) benefit	Net-of-tax amount
Securities available-for-sale:
Net unrealized gains arising during the period	$7,314	$(2,803)	$4,511	$6,017	$(2,329)	$3,688
Reclassification adjustment for gains included in net income	(308)	(119)	(189)	(1,015)	(394)	(621)

	7,006	(2,684)	4,322	5,002	(1,935)	3,067
Retirement plan liabilities	140	(54)	86	21	(8)	13

Other comprehensive income	7,146	(2,738)	4,408	5,023	1,943	3,080
Net income			8,831			7,951

Comprehensive income			$13,239			$11,031

7.	Employee and Director Benefit Plans

Defined Benefit Plan and Post-Retirement Benefits

Alliance has a noncontributory defined benefit pension plan (“Pension Plan”) which it assumed from Bridge Street Financial Inc. (“Bridge Street”). The plan covers substantially all former Bridge Street full-time employees who met eligibility requirements on October 6, 2006, at which time all benefits were frozen. Under the plan, retirement benefits are primarily a function of both the years of service and the level of compensation. The amount contributed to the plan is determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes, or (b) the amount certified by an actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Alliance has contributed $601,000 to the Pension Plan in 2010.

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

The components of all of the plans’ net periodic costs for the three months ended September 30, 2010 and 2009 are as follows (in thousands):

	Pension Plan		Post-retirement Plan		SRP Plan		Directors Retirement Plan
	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$—	$—	$—	$—	$20	$20	$17	$14
Interest cost	71	70	58	57	48	48	10	8
Expected return on assets	(77)	(71)	—	—	—	—	—	—
Amortization of unrecognized prior service cost	37	41	(7)	(9)	7	5	13	11

Net periodic cost	$31	$40	$51	$48	$75	$73	$40	$33

The components of all of the plans’ net periodic costs (benefit) for the nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Pension Plan		Post-retirement Plan		SRP Plan		Directors Retirement Plan
	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$—	$—	$—	$—	$59	$60	$50	$43
Interest cost	213	209	173	172	144	144	29	23
Expected return on assets	(232)	(212)	—	—	—	—	—	—
Amortization of unrecognized prior service cost	101	124	(21)	(27)	20	14	40	34

Net periodic cost	$82	$121	$152	$145	$223	$218	$119	$100

8.	Fair Value Measurements

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

		Fair value measurements at September 30, 2010 using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
U.S. Treasury obligations	$3,350	$—	$3,350
Obligations of U.S. government-sponsored corporations	5,008	—	5,008
Obligations of states and political subdivisions	77,106	—	77,106
Mortgage-backed securities - residential	307,216	—	307,216

Total debt securities	392,680	—	392,680
Stock Investments:
Equity securities	2,046	—	2,046
Mutual funds	1,030	1,030	—

Total stock investments	3,076	1,030	2,046

Total available-for-sale	$395,756	$1,030	$394,726

		Fair value measurements at December 31, 2009 using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
U.S. Treasury obligations	$101	$—	$101
Obligations of U.S. government-sponsored Corporations	6,129	—	6,129
Obligations of states and political subdivisions	77,147	—	77,147
Mortgage-backed securities - residential	275,680	—	275,680

Total debt securities	359,057	—	359,057
Stock Investments:
Equity securities	2,104	16	2,088
Mutual funds	997	997	—

Total stock investments	3,101	1,013	2,088

Total available-for-sale	$362,158	$1,013	$361,145

Assets Measured on a Non-Recurring Basis

Loans held-for-sale – The fair value of loans held-for-sale is determined, when possible, using quoted secondary-market prices (Level 1). If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan (Level 2). There was no fair value allowance recorded on loans held-for-sale at September 30, 2010 and December 31, 2009.

Loans and leases are generally not recorded at fair value on a recurring basis. Periodically, Alliance records nonrecurring adjustment to the carrying value of loans and leases based on fair value measurements for partial charge-offs of the uncollectible portions of those loans and leases. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans and leases calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan or lease. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, adjusted based on non-observable inputs and the related nonrecurring fair value measurement adjustments and have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans and leases generally are based on assumptions not observable in the marketplace and, therefore, such valuations have been classified as Level 3.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Impaired loans and leases, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $410,000 with a valuation allowance of $176,000 for a net fair value of $234,000 at September 30, 2010. At December 31, 2009, impaired loans had a recorded investment of $908,000, with a valuation allowance of $332,000 for a net fair value of $576,000. Changes in fair value recognized for partial charge-offs of loans and leases and impairment reserves on loans and leases were $1.3 million and $2.7 million for the nine months ended September 30, 2010 and 2009, respectively.

The carrying amounts and estimated fair values of financial instruments, not previously presented, as of the dates indicated (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$37,921	$37.921	$26,696	$26,696
FHLB and FRB stock	8,787	N/A	10,074	N/A
Loans held for sale	1,351	1,351	1,023	1,023
Net loans and leases	891,425	929,938	904,748	943,818
Accrued interest receivable	4,788	4,788	4,167	4,167
Financial Liabilities:
Deposits	1,125,123	1,130,117	1,075,671	1,080,083
Borrowings	142,934	147,910	172,707	175,914
Junior subordinated obligations	25,774	9,489	25,774	9,271
Accrued interest payable	1,066	1,066	1,745	1,745

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

The following are key financial results for the quarter and nine months ended September 30, 2010:

•	At September 30, 2010, total assets were $1.4 billion and total deposits were $1.1 billion.

•

Net income was $3.1 million for the three months ended September 30, 2010 compared to $3.0 million for the same period in 2009. For the nine months ended September 30, 2010, net income was $8.8 million compared to net income of $8.0 million for the first nine months of 2009.

•

Net income per diluted common share was $0.66 and $0.64 for the three months ending September 30, 2010 and 2009, respectively. Net income per diluted common share was $1.89 for the nine months ending September 30, 2010 compared to $1.49 per share for the same period in 2009.

•	The tax-equivalent net interest margin was 3.57% in the third quarter of 2010, compared with 3.62% in the third quarter of 2009 and 3.56% in the second quarter of 2010.

•	The net interest margin on a tax-equivalent basis for the first nine months of 2010 was 3.58% compared to 3.51% in the first nine months of 2009.

•

Total non-performing assets decreased to $8.5 million or 0.59% of total assets at September 30, 2010 compared with $10.3 million or 0.71% of total assets at the end of the second quarter of 2010, and $9.0 million or 0.64% of total assets at December 31, 2009.

•	Non-interest income, excluding securities gains, was 29.9% of total revenue in the first nine months of 2010 compared with 30.3% in the year ago period.

•	Our efficiency ratio was 69.4% in the nine months ended September 30, 2010 compared with 69.6% in the year-ago period.

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

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2010 and 2009

General

Net income for the quarter ended September 30, 2010 was $3.1 million or $0.66 per diluted share compared to $3.0 million or $0.64 per diluted share in the year-ago quarter.

Net income for the nine months ended September 30, 2010 was $8.8 million compared with $8.0 million in the year-ago period.

Net income available to common shareholders for the nine months ended September 30, 2010 was $8.8 million or $1.89 per diluted common share, compared with $6.9 million or $1.49 per diluted common share in the year-ago period. Preferred dividends and the accretion of the discount on preferred stock issued under the Treasury Department’s Capital Purchase Program was $1.1 million or $0.24 per diluted common share for the nine months ended September 30, 2009. The Company redeemed the preferred stock in May 2009.

The return on average assets and return on average shareholders’ equity were 0.86% and 9.57%, respectively, for the third quarter of 2010, compared to 0.82% and 9.68%, respectively, for the same period in 2009. The return on average assets and return on average common shareholders’ equity were 0.82% and 9.38%, respectively, for the nine months ended September 30, 2010, compared to 0.65% and 6.84%, respectively, for the same period in 2009.

Net Interest Income

Net interest income totaled $11.2 million in the three months ended September 30, 2010, which was approximately equal to the third quarter of 2009 and the second quarter of 2010 as the Company’s average earning assets and the tax-equivalent net interest margin were relatively stable in each of the three quarterly periods. Average interest earning assets were approximately $1.3 billion in each of the three quarterly periods. The tax-equivalent net interest margin was 3.57% in the third quarter of 2010, compared with 3.62% in the third quarter of 2009 and 3.56% in the second quarter of 2010.

The decrease in the net interest margin compared with the year-ago period resulted primarily from the rate of decline in our earning-assets yield slightly exceeding the decline in our cost of funds. Our yield on earning assets decreased 34 basis points in the third quarter of 2010 compared with the year-ago quarter, due to the effects of reinvesting cash flows in the low interest rate environment, along with earning asset growth being concentrated in lower yielding mortgage-backed securities and residential mortgages. The cost of funds decreased 32 basis points compared with the third quarter of 2009 due to continued downward changes in our interest-bearing deposit rates and a favorable change in our deposit mix as the result of growth in our lower cost demand, savings and money market accounts (transaction accounts). Our yield on interest-earning assets was 4.78% in the third quarter of 2010, compared with 5.12% in the year-ago quarter and 4.83% in the second quarter of 2010. The cost of funds was 1.40% in the third quarter of 2010, compared with 1.72% in the year-ago quarter and 1.46% in the second quarter of 2010.

From September 2007 to December 2008, the Federal Reserve reduced its target fed funds rate from 5.25% to between zero and 0.25%. In addition, volatility in equity markets, economic recession and federal government monetary and economic stimulus efforts contributed to a sharp decline in the yields on U.S. Treasury securities. The target federal funds rate remains between zero and 0.25%, and yields on U.S. Treasury Securities remain at exceptionally low levels. The low interest rate environment of the past three years has resulted in lower yields for all of our earning assets. Yields on our commercial loans and consumer loans were most affected by these conditions, with yields on these assets decreasing 122 basis points and 185 basis points, respectively, in 2009 compared with 2008. Yields on commercial loans and consumer loans continue to decrease at a slower rate in 2010, declining 25 basis points and 22 basis points, respectively, in the nine months ended September 30, 2010 compared to the same period in 2009. These asset types are more sensitive than our other interest-bearing assets to changes in market interest rates due to the variable rate characteristics of a portion of these portfolios and to the high levels of annual amortization in the portfolios as a result of their relatively shorter duration. In addition, increased competition has put downward pressure on indirect auto loan rates in our markets, which contributed to a 40 basis point decrease in the yield on our indirect auto rates in the first nine months of 2010 compared with the year ago period.

Changes in our asset mix also contributed to the decline in the yield on earning assets, as securities and residential mortgages comprised a larger portion of our earning assets in the third quarter of 2010 compared with the year-ago quarter. The yields on these assets are typically lower than yields on commercial loans and leases. Growth in the average balances of the securities and residential portfolios combined with relatively unchanged average commercial loan balances and the planned runoff of the equipment lease portfolio resulted in the securities and residential mortgage portfolios increasing to 58.2% of average earning assets in the third quarter, compared with 55.7% in the third quarter of 2009.

Our cost of funds declined markedly in 2009 and into 2010 across all interest-bearing liability categories. The average cost of money market and time deposits dropped 100 basis points and 145 basis points, respectively in 2009 as a result of the lower rate environment and our deposit pricing strategies. The average cost of money market and time deposits decreased 24 basis points and 38 basis points, respectively, in the third quarter of 2010 compared with the year-ago quarter. Our wholesale funding costs also declined in 2009, with the average cost of our borrowings down 41 basis points in 2009 compared to 2008. Our average cost of borrowings was 22 basis points higher in the third quarter compared with the third quarter of 2009, primarily due to a $39.2 million decrease in average borrowings resulting from the deployment of deposit inflows to pay down short-term borrowings.

The average cost of our junior subordinated obligations decreased 230 basis points in 2009 compared with 2008, and decreased 12 basis points in the third quarter of 2010 compared with the year-ago quarter due to the decline in the three-month Libor index to which these variable rate obligations are tied.

Our liability mix changed favorably during 2009 and into 2010 as we continued to focus on growing lower cost savings, demand and money market accounts (transaction accounts) and relied less on higher promotional rates to attract or retain retail time accounts. The aggregate average balance of transaction accounts was $766.9 million in the third quarter, which was an increase of $83.8 million or 12.3% from the aggregate average balances of $683.1 million in the third quarter of 2009. Average transaction account balances comprised 68.1% of total average deposits in the third quarter, compared with 62.8% in the third quarter of 2009. Average time account balances were $359.2 million or 31.9% of total average deposits, compared with $404.4 million or 37.2% in the same period last year. Our ability to gather core transaction deposits over the past year has been greatly enhanced by our strong financial position and earnings performance, enhanced product offerings including upgraded treasury management and internet banking platforms, and a high positive awareness of the Alliance brand. These factors, combined with volatility in equity markets and other higher risk asset classes, and negative operating performance or other challenges being experienced by certain larger financial institutions operating in our market, have been important contributors to our transaction account gains in 2009 and 2010.

Net interest income for the nine months ended September 30, 2010 totaled $33.5 million, an increase of $1.6 million or 4.9% compared with $31.9 million in the year-ago period. Average earning assets increased $23.5 million in the first nine months of 2010 compared with the year-ago period due primarily to growth in the securities and residential mortgage portfolios. The tax-equivalent net interest margin increased 7 basis points to 3.58% in the first nine months of 2010 compared with the year-ago period. A decrease of 32 basis points in the Company’s tax-equivalent earning-assets yield in the first nine months of 2010 compared with the same period in 2009 was offset by a decrease of 46 basis points in the cost of funds. The rate of decline in our cost of funds has slowed in recent quarters as our ability to reduce rates has been diminished by the magnitude of rate reductions that we have made to our interest-bearing deposit accounts over the past three years. Over the past four quarters, the rate of decline in our cost of funds has been nearly equal to the rate of decline in our earning-assets yield. As a result, our net interest margin has been relatively unchanged in each of the first three quarters of 2010. We expect our earning assets yield will decrease more than our cost of funds will decrease in coming quarters, resulting in downward pressure on our net interest margin.

Average Balance Sheet and Net Interest Analysis

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated. Interest income and yield information was adjusted for items exempt from federal income taxes (“nontaxable”) and assumes a 34% tax rate. Non-accrual loans have been included in the average balances. Securities are shown at average amortized cost.

	For the three months ended September 30,
	2010			2009
	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$2,587	$1	0.09%	$—	$—	—%
Taxable investment securities	324,201	2,761	3.41%	281,587	2,722	3.87%
Nontaxable investment securities	71,463	1,033	5.78%	82,223	1,215	5.91%
FHLB and FRB stock	8,990	109	4.84%	10,907	187	6.87%
Residential real estate loans(1)	353,289	4,716	5.34%	350,798	4,823	5.50%
Commercial loans and commercial real estate	209,334	2,793	5.34%	201,051	2,742	5.46%
Nontaxable commercial loans	8,883	118	5.32%	9,578	145	6.05%
Taxable leases (net of unearned discount)	36,550	550	6.02%	63,834	917	5.75%
Nontaxable leases (net of unearned discount)	13,577	220	6.47%	15,695	254	6.47%
Indirect auto loans	183,242	2,302	5.03%	195,244	2,689	5.51%
Consumer loans	91,210	965	4.23%	92,109	983	4.27%

Total interest-earning assets	1,303,326	15,568	4.78%	1,303,026	16,677	5.12%

Non-interest earning assets:
Other assets	135,566			135,516
Less: Allowance for credit losses	(10,601)			(10,193)
Net unrealized gains on securities available-for-sale	12,609			6,346

Total assets	$1,440,900			$1,434,695

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$145,045	$127	0.35%	$116,665	$120	0.41%
Savings deposits	102,523	95	0.38%	95,048	105	0.44%
MMDA deposits	347,016	645	0.74%	311,788	766	0.98%
Time deposits	359,165	1,739	1.94%	404,397	2,347	2.32%
Borrowings	143,729	1,165	3.24%	182,905	1,382	3.02%
Junior subordinated obligations issued to unconsolidated trusts	25,774	171	2.66%	25,774	179	2.78%

Total interest-bearing liabilities	1,123,252	3,942	1.40%	1,136,577	4,899	1.72%

Non-interest bearing liabilities:
Demand deposits	172,341			159,616
Other liabilities	16,192			16,214
Shareholders’ equity	129,115			122,288

Total liabilities and shareholders’ equity	$1,440,900			$1,434,695

Net interest income (tax-equivalent)		$11,626			$11,778

Net interest rate spread			3.38%			3.40%
Net interest margin (tax-equivalent)			3.57%			3.62%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		(466)			(548)

Net interest income		$11,160			$11,230

(1)	Includes loans held-for-sale

	For the nine months ended September 30,
	2010			2009
	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$5,360	$4	0.09%	$17,176	$15	0.11%
Taxable investment securities	313,643	8,412	3.58%	242,226	7,271	4.00%
Nontaxable investment securities	73,822	3,247	5.86%	86,275	3,941	6.09%
FHLB and FRB stock	9,080	375	5.51%	10,965	401	4.88%
Residential real estate loans(1)	354,823	14,267	5.36%	340,632	14,218	5.57%
Commercial loans and commercial real estate	205,366	8,196	5.32%	203,432	8,491	5.57%
Nontaxable commercial loans	8,488	360	5.65%	9,645	437	6.04%
Taxable leases (net of unearned discount)	42,897	1,921	5.97%	72,422	3,242	5.97%
Nontaxable leases (net of unearned discount)	14,204	689	6.47%	16,891	822	6.49%
Indirect auto loans	182,741	7,012	5.12%	187,415	7,759	5.52%
Consumer loans	91,047	2,913	4.27%	90,939	3,065	4.49%

Total interest-earning assets	1,301,471	47,396	4.86%	1,278,018	49,662	5.18%

Non-interest earning assets:
Other assets	137,333			136,604
Less: Allowance for credit losses	(10,242)			(9,850)
Net unrealized gains on securities available-for-sale	9,089			6,151

Total assets	$1,437,651			$1,410,923

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$137,536	$399	0.39%	$116,097	$404	0.46%
Savings deposits	99,248	298	0.40%	91,671	339	0.49%
MMDA deposits	354,059	2,147	0.81%	295,551	2,573	1.16%
Time deposits	367,647	5,633	2.04%	381,566	7,523	2.63%
Borrowings	146,927	3,504	3.18%	194,951	4,510	3.08%
Junior subordinated obligations issued to unconsolidated trusts	25,774	484	2.50%	25,774	647	3.35%

Total interest-bearing liabilities	1,131,191	12,465	1.47%	1,105,610	15,996	1.93%

Non-interest bearing liabilities:
Demand deposits	164,397			154,561
Other liabilities	16,492			16,832
Shareholders’ equity	125,571			133,920

Total liabilities and shareholders’ equity	$1,437,651			$1,410,923

Net interest income (tax-equivalent)		$34,931			$33,666

Net interest rate spread			3.39%			3.25%
Net interest margin (tax-equivalent)			3.58%			3.51%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		1,460			1,769

Net interest income		$33,471			$31,897

(1)	Includes loans held-for-sale

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

	For the three months ended September 30, 2010 Compared to September 30, 2009 Increase/(Decrease) Due To			For the nine months ended September 30, 2010 Compared to September 30, 2009 Increase/(Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
Federal funds sold	$1	$—	$1	$(9)	$(2)	$(11)
Taxable investment securities	1,473	(1,434)	39	2,342	(1,201)	1,141
Non-taxable investment securities	(156)	(26)	(182)	(550)	(144)	(694)
FHLB and FRB stock	(29)	(49)	(78)	(94)	68	(26)
Real estate loans	199	(306)	(107)	777	(728)	49
Commercial loans and commercial real estate	348	(297)	51	126	(421)	(295)
Non-taxable commercial loans	(10)	(17)	(27)	(50)	(27)	(77)
Taxable leases (net of unearned income)	(641)	274	(367)	(1,321)	—	(1,321)
Non-taxable leases (net of unearned income)	(34)	—	(34)	(130)	(3)	(133)
Indirect loans	(160)	(227)	(387)	(191)	(556)	(747)
Consumer loans	(9)	(9)	(18)	6	(158)	(152)

Total interest-earning assets	982	(2,091)	(1,109)	906	(3,172)	(2,266)

Interest-bearing demand deposits	92	(85)	7	86	(91)	(5)
Savings deposits	38	(48)	(10)	38	(79)	(41)
MMDA deposits	434	(555)	(121)	651	(1,077)	(426)
Time deposits	(247)	(361)	(608)	(264)	(1,626)	(1,890)
Borrowings	(762)	545	(217)	(1,233)	227	(1,006)
Junior subordinated obligations issued to unconsolidated subsidiary trusts	—	(8)	(8)	—	(163)	(163)

Total interest-bearing liabilities	(445)	(512)	(957)	(722)	(2,809)	(3,531)

Net interest income (tax-equivalent)	$1,427	$(1,579)	$(152)	$1,628	$(363)	$1,265

Asset Quality and the Allowance for Credit Losses

The following table represents a summary of delinquent loans and leases grouped by the number of days delinquent at the dates indicated:

	September 30, 2010		June 30, 2010		December 31, 2009
Delinquent loans and leases	$	%(1)	$	%(1)	$	%(1)
	(Dollars in thousands)
30 days past due	$6,922	0.78%	$5,864	0.64%	$7,883	0.87%
60 days past due	2,894	0.32%	1,263	0.14%	2,271	0.25%
90 days past due and still accruing	43	—	—	—	—	—
Non-accrual	7,749	0.86%	9,679	1.06%	8,582	0.94%

Total	$17,608	1.96%	$16,806	1.84%	$18,736	2.06%

(1)	As a percentage of total loans and leases, excluding deferred costs

The following table reflects the aggregate amount of non-performing assets (in thousands) as of the dates indicated:

	September 30, 2010	June 30, 2010	December 31, 2009
Non-accruing loans and leases:
Residential real estate	$3,116	$3,444	$2,843
Commercial loans	1,225	1,769	2,167
Commercial real estate	1,888	2,218	1,846
Leases	802	1,496	1,418
Indirect auto	157	193	109
Other consumer loans	561	559	199

Total non-accruing loans and leases	7,749	9,679	8,582
Accruing loans and leases delinquent 90 days or more	43	—	—

Total non-performing loans and leases	7,792	9,679	8,582
Other real estate and repossessed assets	694	603	445

Total non-performing assets	$8,486	$10,282	$9,027

Restructured loans not included in above	$673	$328	$110

Our level of nonperforming assets declined in the third quarter through a combination of collection activities, charge-offs and fewer loans and leases moving into nonperforming status. Nonperforming assets were $8.5 million or 0.59% of total assets at September 30, 2010, compared with $10.3 million or 0.71% of total assets at June 30, 2010, and $9.0 million or 0.64% of total assets at December 31, 2009. Nonperforming assets at the end of the third quarter included nonperforming loans and leases totaling $7.8 million and foreclosed and repossessed collateral totaling $694,000. Conventional residential mortgages comprised $3.1 million (37 loans) or 40.0% of nonperforming loans and leases at September 30, 2010. Commercial loans and mortgages on nonperforming status totaled $3.1 million (29 loans) or 39.9% of nonperforming loans and leases at the end of the third quarter. Leases on nonperforming status totaled $802,000 (23 leases) or 10.3% of nonperforming loans and leases at the end of the third quarter.

Loans and leases past due 30 days or more (including nonperforming) totaled $17.6 million or 1.96% of total loans and leases at September 30, 2010, compared with $16.8 million or 1.84% of total loans and leases at June 30, 2010, and $18.7 million or 2.06% of total loans and leases at December 31, 2009.

As a recurring part of our portfolio management program, we have identified approximately $11.9 million in potential problem loans at September 30, 2010 as compared to $9.1 million at December 31, 2009. The average balance of potential problem loans was $351,000 at September 30, 2010 compared with $252,000 at December 31, 2009. Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as “substandard.” At September 30, 2010, potential problem loans primarily consisted of commercial real estate, commercial loans and leases. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

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

It’s the Bank’s policy to place a loan or lease on non-accrual status and recognize income on a cash basis when a loan or lease is more than 90 days past due, unless in the opinion of management, the loan or lease is well secured and in the process of collection. The Bank considers a loan or lease impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on fair value of the collateral. As of September 30, 2010, there was $2.3 million in impaired loans for which $176,000 in related allowance for credit losses was specifically allocated. As of December 31, 2009, there was $3.6 million in impaired loans for which $332,000 in related allowance for credit losses was specifically allocated.

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

The following table summarizes changes in the allowance for credit losses arising from loans and leases charged off, recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$10,293	$9,859	$9,414	$9,161
Loans and leases charged-off:
Residential real estate	(33)	—	(123)	(69)
Commercial loans	(113)	(299)	(368)	(386)
Commercial real estate	—	—	(164)	—
Leases	(615)	(643)	(1,229)	(3,417)
Indirect auto	(45)	(61)	(174)	(230)
Consumer	(313)	(289)	(776)	(889)

Total loans and leases charged off	(1,119)	(1,292)	(2,834)	(4,991)
Recoveries of loans and leases previously charged off:
Residential real estate	23	54	53	55
Commercial loans	4	18	29	502
Commercial real estate	—	—	—	—
Leases	19	88	39	100
Indirect auto	41	40	114	92
Consumer	110	114	366	412

Total recoveries	197	314	601	1,161
Net loans and leases charged off	(922)	(978)	(2,233)	(3,830)

Provision for credit losses	1,095	1,125	3,285	4,675

Balance at end of period	$10,466	$10,006	$10,466	$10,006

Net charge-offs were $922,000 and $2.2 million in the three months and nine months ended September 30, 2010, respectively, compared with $978,000 and $3.8 million in the year-ago periods, respectively. The decrease in charge-offs in 2010 compared to the prior year is largely attributable to elevated charge-offs in four segments of our equipment lease portfolio throughout much of 2009. Charge-offs in these four segments of the lease portfolio totaled $2.4 million in the first nine months of 2009, representing 63% of our total net loan and lease charge-offs for that period. Charge-offs in these four segments decreased to $600,000 in the first nine months of 2010. The remaining balance of these four lease portfolio segments at September 30, 2010 was $2.9 million, and the allowance for credit losses allocated to these segments totaled $715,000 or 25% of the remaining balances.

Annualized net charge-offs equaled 0.41% and 0.33%, respectively, of average loans and leases during the three months and nine months ended September 30, 2010, compared with 0.42% and 0.55%, respectively, in the year-ago periods.

The provision for credit losses was $1.1 million and $3.3 million in the quarter and nine months ended September 30, 2010, respectively, compared with $1.1 million and $4.7 million in the year-ago periods, respectively. The provision for credit losses as a percentage of net charge-offs was 119% and 147%, respectively, in the quarter and nine months ended September 30, 2010, compared with 115% and 122%, respectively, in the year-ago periods.

The allowance for credit losses was $10.5 million at September 30, 2010, compared with $10.3 million at June 30, 2010 and $9.4 million at December 31, 2009. The ratio of the allowance for credit losses to total loans and leases was 1.17% at September 30, 2010, compared with 1.12% at June 30, 2010 and 1.03% at December 31, 2009. The ratio of the allowance for credit losses to nonperforming loans and leases was 134.3% at September 30, 2010, compared with 106.3% at June 30, 2010 and 109.7% at December 31, 2009.

The following table presents certain asset quality ratios for the periods indicated:

	For three months ended September 30,		For nine months ended September 30,
	2010	2009	2010	2009
Net loans and leases charged-off to average loans and leases, annualized	0.41%	0.42%	0.33%	0.55%
Provision for credit losses to average loans and leases, annualized	0.49%	0.49%	0.49%	0.68%
Allowance for credit losses to period-end loans and leases	1.17%	1.08%	1.17%	1.08%
Allowance for credit losses to non-performing loans and leases	134.3%	98.0%	134.3%	98.0%
Non-performing loans and leases to period-end loans and leases	0.87%	1.10%	0.87%	1.10%
Non-performing assets to period-end assets	0.59%	0.72%	0.59%	0.72%

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated, dollars in thousands:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Investment management income	$1,804	$1,743	$61	3.5%	$5,439	$5,289	$150	2.8%
Service charges on deposit accounts	1,178	1,297	(119)	(9.2)%	3,374	3,758	(384)	(10.2)%
Card-related fees	649	566	83	14.7%	1,892	1,654	238	14.4%
Insurance agency	328	338	(10)	(3.0)%	1,093	1,027	66	6.4%
Bank-owned life insurance	260	255	5	2.0%	795	753	42	5.6%
Gain on the sale of loans	323	230	93	40.4%	738	505	233	46.1%
Gain on sale of securities	308	—	308	100.0%	308	1,015	(707)	(69.7)%
Other non-interest income	289	333	(44)	(13.2)%	920	887	33	3.7%

Total non-interest income	$5,139	$4,762	$377	7.9%	$14,559	$14,888	$(329)	(2.2)%

Non-interest income increased $377,000 or 7.9% in the third quarter of 2010 compared with the year-ago quarter, due primarily to gains recognized on the sales of securities available-for-sale. Gains on the sale of loans increased 40.4% in the third quarter of 2010 compared with the third quarter of 2009 due largely to the sale of more of our residential mortgage originations in 2010 because of the low interest rates. Approximately 60% of our residential mortgage originations were sold in the third quarter of 2010, compared with approximately 22% in the same period in 2009. The level of mortgage loan sales will vary based on a number of factors including the level of interest rates, length of term and Alliance’s profit objectives and interest rate considerations.

New regulations relating to overdrafts became effective in the third quarter of 2010, which requires deposit customers to opt-in to receive overdraft protection for certain transactions. September was the first full month under the new regulation, and the effect for the month was estimated to have reduced our overdraft fee income about $55,000 or approximately 13%. This reduction was largely offset, however, by increases in other deposit service charges and card related fees due to higher deposit balances and increased transaction volumes.

Non-interest income, excluding gains on security sales, comprised 30.2% of total revenue in the third quarter of 2010 compared with 29.8% in the year-ago quarter and 30.3% in the second quarter of 2010.

Non-interest income totaled $14.6 million in the first nine months of 2010 compared with $14.9 million in the year-ago period. The Company recognized $308,000 in pre-tax securities gains in the third quarter of 2010, down from $1.0 million in 2009. Adjusted for the effect of these gains, non-interest income increased $378,000 primarily due to increases in investment management income, customer transaction fees and gains on sales of loans. Excluding the effect of securities gains, non-interest income comprised 29.9% of total revenue in the first nine months of 2010 compared with 30.3% in the year-ago period.

Non-interest Expenses

The following table sets forth certain information on non-interest expenses for the periods indicated, dollars in thousands:

	For three months ended September 30,				For nine months ended September 30,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
Salaries and benefits	$5,576	$5,307	$269	5.1%	$16,515	$14,728	$1,787	12.1%
Occupancy and equipment	1,771	1,728	43	2.5%	5,451	5,279	172	3.3%
Communication expense	158	207	(49)	(23.7)%	491	594	(103)	(17.3)%
Office supplies and postage	305	359	(54)	(15.0)%	874	971	(97)	(10.0)%
Marketing expense	207	228	(21)	(9.2)%	892	727	165	22.7%
Amortization of intangible assets	289	388	(99)	(25.5)%	869	1,163	(294)	(25.3)%
Professional fees	762	734	28	3.8%	2,330	2,165	165	7.6%
FDIC insurance	389	434	(45)	(10.4)%	1,195	1,820	(625)	(34.3)%
Other operating expenses	1,753	1,515	238	15.7%	4,517	4,419	98	2.2%

Total operating expenses	$11,210	$10,900	$310	2.8%	$33,134	$31,866	$1,268	4.0%

Non-interest expenses were $11.2 million in the quarter ended September 30, 2010, compared with $10.9 million in the third quarter of 2009 and $11.0 million the second quarter of 2010.

Non-interest expenses were $33.1 million in the nine months ended September 30, 2010 compared with $31.9 million in the first nine months of 2009. Salaries and benefits expense increased $1.8 million or 12.1% in the first nine months of 2009 compared with the year-ago period. Approximately $975,000 or 55% of the increase in salaries and benefits represents incremental recurring expense from a combination of new customer service and business development positions, normal salary increases and lower incentive compensation expense in 2009. Also, as required under generally accepted accounting principles, the deferral of salaries and benefits expense in connection with successfully originated loans comprised approximately $386,000 or 22% of the increase in salaries and benefits in 2010 compared with the same period in 2009, due to the substantially higher residential mortgage origination volume in 2009.

FDIC insurance expense decreased $625,000 or 34.3% in the first nine months of 2010 compared with the same period in 2009 due to a special assessment required of all FDIC-insured banks in 2009. The assessment for Alliance was $676,000 in the second quarter of 2009.

The efficiency ratio was 70.1% in the third quarter of 2010 compared with 68.2% in the year-ago quarter and 68.3% in the second quarter of 2010. The efficiency ratio was 69.4% in the nine months ended September 30, 2010 compared with 69.6% in the year-ago period.

Income Taxes

Our effective tax rate was 22.6% and 23.9% for the three months and nine months ended September 30, 2010, respectively, compared with 25.4% and 22.4% in the year-ago periods, respectively. The decrease in the effective tax rate in the third quarter of 2010 resulted primarily from the reversal of tax reserves for uncertain tax positions which expired during the quarter.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

General

Total assets increased $29.6 million or 2.1% in the first nine months of 2010 and were $1.4 billion at September 30, 2010. Securities available-for-sale increased $33.6 million or 9.3%, while loans and leases (net of unearned income) decreased $12.3 million or 1.3%.

Securities

Investment securities totaled $395.8 million at September 30, 2010, as compared with $362.2 million at December 31, 2009. Nearly all of our securities are rated by nationally recognized rating agencies, with most of these ratings being “AAA” by one or more of these rating agencies. The components of our securities portfolio at September 30, 2010 are 78% U.S. government guaranteed mortgage-backed securities, 19% municipal securities and 1% obligations of U.S. government sponsored corporations. Mortgage-

backed securities, which totaled $307.2 million at September 30, 2010, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the United States government. The average life of the mortgage-backed securities portfolio is approximately 3.3 years. We do not invest in any securities backed by sub-prime, Alt-A or other high-risk mortgages. We also do not hold any preferred stock, corporate debt or trust preferred securities in our investment portfolio. Our municipal securities portfolio, which totaled $77.1 million at the end of the third quarter, is comprised primarily of highly rated general obligation bonds issued by local municipalities in New York State.

Net unrealized gains in the securities portfolio totaled $11.6 million at September 30, 2010, compared with net unrealized gains of $4.6 million at December 31, 2009.

Loans and Leases

Total loans and leases, net of unearned income and deferred costs, were $901.9 million at September 30, 2010, compared with $915.2 million at June 30, 2010 and $914.2 million at December 31, 2009. The decrease in loan and lease balances resulted from the continued amortization of our lease portfolio combined with lower commercial line-of-credit utilization and the sale of a large percentage of our residential mortgage originations in the third quarter. These factors offset the impact of higher loan origination volumes, which increased $11.3 million or 16.9% in the third quarter compared with the second quarter. Originations of residential mortgages and commercial loans increased 28% and 47%, respectively, compared with the second quarter.

Commercial loans and mortgages decreased $1.1 million during the third quarter and totaled $226.8 million at September 30, 2010 as higher origination volumes were offset by amortization and lower commercial line-of-credit utilization. Originations of commercial loans and mortgages in the third quarter (excluding lines of credit) totaled $19.6 million, compared with $13.3 million in the second quarter of 2010 and $10.5 million in the year-ago quarter. The growth in originations is largely the result of the successful execution of our commercial growth strategy which is built on the personalized service provided by our recently expanded commercial banking team along with products and services which are competitive with many of the larger banks in our market.

Residential mortgages outstanding decreased $6.1 million during the third quarter and were $348.4 million at September 30. We sold more of our fixed-rate residential mortgage originations in the secondary market during the third quarter because of the low interest rates and long maturities of these new loans, the majority of which were loans with terms of 20 years or more. Originations of residential mortgages totaled $34.7 million in the third quarter of 2010, compared with $27.1 million in the second quarter of 2010 and $37.1 million in the year-ago quarter. Approximately 95% of our third quarter originations were fixed-rate loans.

Indirect auto loan balances were $183.6 million at the end of the third quarter, which was essentially unchanged from the end of the second quarter. The Company originated $22.5 million of indirect auto loans in the third quarter, compared with $25.3 million in the second quarter of 2010 and $25.0 million in the year-ago quarter. We originate auto loans through a network of reputable, well established automobile dealers located in Central and Western New York. Applications received through our indirect lending program are subject to the same comprehensive underwriting criteria and procedures as employed in our direct lending programs.

Leases (net of unearned income) decreased $7.0 million during the third quarter as a result of the previously announced decision to cease new lease originations. The remaining balance of the net lease portfolio of $47.5 million as of September 30, 2010 is expected to continue to run-off at the rate of approximately $6 million per quarter over the next twelve months.

The following table sets forth the composition of our loan and lease portfolio at the dates indicated, dollars in thousands:

	September 30, 2010	Percent	December 31, 2009	Percent

Residential real estate	$348,443	38.8%	$356,906	39.2%
Commercial loans	116,887	13.1%	111,243	12.2%
Commercial real estate	109,876	12.2%	96,753	10.7%
Leases (net of unearned income)	47,451	5.3%	68,224	7.5%
Indirect auto	183,594	20.4%	184,947	20.3%
Other consumer loans	91,885	10.2%	92,022	10.1%

	$898,136	100.0%	$910,095	100.0%

Net deferred loan costs	3,755		4,067

Total loans and leases	901,891		914,162
Allowance for credit losses	(10,466)		(9,414)

Net loans and leases	$891,425		$904,748

Deposits

Deposits were $1.1 billion at September 30, 2010, which was a $7.0 million increase from the end of the second quarter, and an increase of $49.5 million compared with the end of 2009. Transaction account balances (checking, savings, and money market) increased $32.1 million in the third quarter as the result of growth in commercial and municipal deposits. Since the end of 2009 transaction accounts, which are our lowest cost source of funds, are up $83.4 million with growth in each of our retail, commercial and municipal lines of business. Time accounts decreased $25.1 million in the third quarter and $33.9 million since the end of 2009 as growth in transaction accounts was used to reduce higher cost wholesale brokered deposits. Transaction accounts comprised 69.7% of total deposits at the end of the third quarter, compared with 65.2% at December 31, 2009 and 64.0% at September 30, 2009.

The following table sets forth the composition of our deposits by business line at the dates indicated, dollars in thousands:

	September 30, 2010					December 31, 2009
	Retail	Commercial	Municipal	Total	Percent	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$41,452	$122,228	$11,592	$175,272	15.6%	$40,320	$115,304	$3,525	$159,149	14.8%
Interest checking	105,812	10,974	27,190	143,976	12.8%	97,580	15,559	17,229	130,368	12.1%

Total checking	147,264	133,202	38,782	319,248	28.4%	137,900	130,863	20,754	289,517	26.9%

Savings	86,421	12,117	2,818	101,356	9.0%	82,328	9,714	2,482	94,524	8.8%
Money market	86,604	109,440	167,803	363,847	32.3%	82,103	96,760	138,188	317,051	29.5%
Time deposits	271,339	23,315	46,018	340,672	30.3%	311,626	20,568	42,385	374,579	34.8%

Total deposits	$591,628	$278,074	$255,421	$1,125,123	100.0%	$613,957	$257,905	$203,809	$1,075,671	100.0%

Liquidity

Alliance’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, to take advantage of market interest rate opportunities, and to pay dividends to Alliance. Funding loan and lease commitments, providing for deposit outflows, settling other liabilities when they come due and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits, borrowings and other liabilities. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. The Asset Liability Committee (“ALCO”) of Alliance is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of September 30, 2010, liquidity as measured by the Bank is in compliance with and exceeds its policy guidelines.

Our principal sources of funds for operations are cash flows generated from earnings, deposit inflows, loan and lease repayments, borrowings from the FHLB, and securities sold under repurchase agreements. During the nine months ended September 30, 2010, cash and cash equivalents increased by $11.2 million, as net cash provided by operating and financing activities of $28.8 million exceeded net cash used in investing activities of $17.6 million. Net cash used in investing activities primarily resulted from securities purchases exceeding maturities, sales and principal repayments by $28.1 million. Net cash provided by financing activities in the third quarter principally reflects a $49.5 million net increase in deposits, partly reduced by a net decrease in borrowings of $29.8 million and cash dividends of $3.9 million. Net cash from operating activities was primarily provided by net income in the amount of $8.8 million.

As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and investment securities that have been pledged as collateral. As of September 30, 2010, our credit limit with the FHLB was $312.2 million. The total of our outstanding borrowings from the FHLB on that date was $120.0 million.

At September 30, 2010, we had a $147.4 million line of credit with the Federal Reserve Bank of New York through its Discount Window. We have pledged indirect auto loans and investment securities totaling $182.3 million and $8.7 million, respectively, at September 30, 2010. At September 30, 2010, we also had available $76.5 million of unsecured federal funds lines of credit with other financial institutions. We did not draw any amounts on any of these lines during the quarter other than an overnight test to confirm their availability. There were no amounts outstanding on any of these lines at September 30, 2010.

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

(in thousands)	September 30, 2010

Total assets	$1,446,839
Less: Goodwill and intangible assets, net	41,279

Tangible assets (non-GAAP)	$1,405,560

Total Common Equity	134,503
Less: Goodwill and intangible assets, net	41,279

Tangible Common Equity (non-GAAP)	93,224

Total Equity/Total Assets	9.30%
Tangible Common Equity/Tangible Assets (non-GAAP)	6.63%

Shareholders’ equity was $134.5 million at September 30, 2010, compared with $123.9 million at the December 31, 2009. Net income for the first nine months of 2010 increased shareholders’ equity by $8.8 million and was partially offset by common stock dividends declared of $4.0 million or $0.86 per common share. Accumulated other comprehensive income included in shareholders’ equity increased $4.4 million during 2010 due primarily to higher net unrealized gains on securities available-for-sale, resulting from lower interest rates during 2010 and other market factors.

Our Tier 1 leverage ratio was 8.06% and our total risk-based capital ratio was 14.27% at the end of the third quarter, both of which exceeded regulatory minimum thresholds for capital adequacy purposes. Our tangible common equity capital ratio was 6.63% at September 30, 2010.

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

As of December 31, 2009, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. Management believes that, as of September 30, 2010, Alliance and the Bank met all capital adequacy requirements to which they were subject.

The following table compares Alliance’s actual capital amounts and ratios with those needed to qualify for the “well capitalized” category, which is the highest capital category as defined in the regulations.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of September 30, 2010
Total risk-based capital
Alliance	$123,377	14.27%	$69,145	≥	8.00%	N/A	N/A
Bank	117,333	13.70%	68,539	≥	8.00%	85,674	≥10.00%
Tier 1 capital
Alliance	112,897	13.06%	34,572	≥	4.00%	N/A	N/A
Bank	106,853	12.47%	34,270	≥	4.00%	51,405	≥6.00%
Leverage
Alliance	112,897	8.06%	56,010	≥	4.00%	N/A	N/A
Bank	106,853	7.67%	55,755	≥	4.00%	69,693	≥5.00%

As of December 31, 2009
Total risk-based capital
Alliance	$115,308	13.14%	$70,210	≥	8.00%	N/A	N/A
Bank	109,208	12.55%	69,595	≥	8.00%	86,994	≥10.00%
Tier 1 capital
Alliance	105,894	12.07%	35,105	≥	4.00%	N/A	N/A
Bank	99,794	11.47%	34,798	≥	4.00%	52,196	≥6.00%
Leverage
Alliance	105,894	7.55%	56,113	≥	4.00%	N/A	N/A
Bank	99,794	7.14%	55,873	≥	4.00%	69,841	≥5.00%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case (no rate change) information in the table shows (1) an estimate of Alliance’s net portfolio value at September 30, 2010 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income for the twelve months ending September 30, 2011 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current (September 30, 2010) rate levels and repricing balances are adjusted to current (September 30, 2010) rate levels. The rate change information (rate shocks) in the table shows estimates of net portfolio value at September 30, 2010 and net interest income for the twelve months ending September 30, 2011 assuming instantaneous rate changes of up 100, 200, and 300 basis points and down 100 basis points. Cash flows for non-maturity deposits are based on a decay or runoff rate based on average account age. Rate changes in the rate shock scenario are assumed to be shock or immediate changes and occur uniformly across the yield curve. In projecting future net interest income under the rate shock scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed post shock rate levels. Balances that reprice are assumed to reprice at post shock rate levels.

Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100, 200, or 300 basis points would have a negative effect on net interest income over a twelve month time period. This is principally because the Bank’s interest-bearing deposit accounts are assumed to reprice faster than its loans and investment securities. However, if the Bank does not increase the rates paid on its deposit accounts as quickly or to the same magnitude as increases in market interest rates, the negative impact on net interest income will likely be lower. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital. Generally, the reverse should be true of an immediate decrease in interest rates of 100 basis points. However, the positive impact on net interest income of a decline in interest rates of 100 basis points is currently constrained by the absolute low level of market deposit and borrowing rates.

	Net Portfolio Value at September 30, 2010			Net Interest Income Twelve Months Ending September 30, 2011
		Change from Base			Change from Base
Rate Change Scenario	Amount	Dollar	Percent	Amount	Dollar	Percent
	(Dollars in thousands)
+300 basis point rate shock	$226,664	$(36,941)	(14.0)%	$35,138	$(10,242)	(22.6)%
+200 basis point rate shock	235,407	(28,199)	(10.7)%	38,864	(6,517)	(14.4)%
+100 basis point rate shock	251,195	(12,410)	(4.7)%	42,789	(2,591)	(5.7)%
Base case (no rate change)	263,605	—	—	45,380	—	—
-100 basis point rate shock	254,036	(9,570)	(3.6)%	45,816	435	1.0%

ITEM 4.	DISCLOSURE CONTROLS AND PROCEDURES

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

ALLIANCE FINANCIAL CORPORATION

DATE: November 8, 2010	/s/ Jack H. Webb
Jack H. Webb
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 8, 2010	/s/ J. Daniel Mohr
J. Daniel Mohr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation of Alliance (incorporated herein by reference to exhibit 3.1 to Alliance’s Current Report on Form 8-K filed with the Commission on August 27, 2009)

3.2	Bylaws of Alliance (incorporated herein by reference to exhibit 3.1 to Alliance’s Current Report on Form 8-K filed with the Commission on September 3, 2004)

3.3	Amendment to the Bylaws of Alliance (incorporated herein by reference to exhibit 3.3 to Alliance’s Current Report on Form 8-K filed with the Commission on November 29, 2007)

4.1	Rights Agreement dated October 19, 2001 between Alliance Financial Corporation and American Stock Transfer & Trust Company, including the Certificate of Amendment to Alliance’s Certificate of Incorporation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference to exhibit 4.1 to Alliance’s Form 8-A12G filed with the Commission on October 25, 2001)

10.1*	Form of Restricted Stock Award Notice for the Alliance Financial Corporation 2010 Restricted Stock Plan dated May 11, 2010

31.1*	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.