Form 10-Q
period 2011-03-31
ALLIANCE FINANCIAL CORP /NY/
filed 2011-05-06
CIK 796317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, on May 4, 2011 was 4,745,491 shares.

Throughout this report, the terms “Company,” “Alliance,” “we,” “our” and “us” refers to the consolidated entity of Alliance Financial Corporation, its wholly-owned subsidiaries, including Alliance Bank, N.A. (the “Bank”) and the Alliance Agency Inc., formerly Ladd’s Agency, Inc. (“Ladd’s”), and the Bank’s subsidiaries, Alliance Preferred Funding Corp. and Alliance Leasing, Inc. Alliance is a New York corporation which was formed in November 1998 as a result of the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the financial conditions, results of operations and business of Alliance. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following:

•	changes in the interest rate environment that reduce margins;

•	changes in the regulatory environment;

•	the highly competitive industry and market area in which we operate;

•	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in credit market conditions;

•	changes in the securities markets which affect investment management revenues;

•	increases in FDIC deposit insurance premiums and assessments could adversely affect our financial condition;

•	changes in technology used in the banking business;

•	the soundness of other financial services institutions which may adversely affect our credit risk;

•	certain of our intangible assets may become impaired in the future;

•	our controls and procedures may fail or be circumvented;

•	new line of business or new products and services which may subject us to additional risks;

•	changes in key management personnel which may adversely impact our operations;

•	the effect on our operations of recent legislative and regulatory initiatives that were or may be enacted in response to the ongoing financial crisis;

•	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

•	other factors detailed from time to time in our Securities and Exchange Commission filings

Although we believe that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

Alliance Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31, 2011	December 31, 2010
Assets
Cash and due from banks	$21,786	$32,501
Fed funds sold	8,600	—

Cash and cash equivalents	30,386	32,501

Securities available-for-sale	453,530	414,410
Federal Home Loan Bank of New York (“FLHB”) and Federal Reserve Bank (“FRB”) stock	8,112	8,652
Loans and leases held-for-sale	315	2,940
Loans and leases, net of unearned income and deferred costs	878,402	898,537
Allowance for credit losses	(10,678)	(10,683)

Net loans and leases	867,724	887,854

Premises and equipment, net	18,504	18,975
Accrued interest receivable	4,988	4,149
Bank-owned life insurance	28,666	28,412
Goodwill	30,844	30,844
Intangible assets, net	8,397	8,638
Other assets	17,710	17,247

Total assets	$1,469,176	$1,454,622

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing deposits	$170,354	$179,918
Interest-bearing deposits	992,996	954,680

Total deposits	1,163,350	1,134,598
Borrowings	127,971	142,792
Accrued interest payable	1,083	1,391
Other liabilities	15,970	16,936
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	25,774

Total liabilities	1,334,148	1,321,491

Shareholders’ equity
Preferred stock – par value $1.00 a share; 900,000 shares authorized, none issued and outstanding	—	—
Preferred stock – par value $1.00 a share; 100,000 shares authorized, Series A, junior preferred stock, none issued and outstanding	—	—
Common stock - par value $1.00; 10,000,000 shares authorized, 5,067,803 and 5,051,347 shares issued; and 4,745,491 and 4,729,035 shares outstanding, respectively	5,068	5,051
Surplus	45,805	45,620
Undivided profits	94,263	92,380
Accumulated other comprehensive income	1,639	1,713
Directors’ stock-based deferred compensation plan (123,732 and 120,237 shares, respectively)	(3,091)	(2,977)
Treasury stock, at cost: 322,312 shares	(8,656)	(8,656)

Total shareholders’ equity	135,028	133,131

Total liabilities & shareholders’ equity	$1,469,176	$1,454,622

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2011	2010
Interest income:
Interest and fees on loans and leases	$10,662	$11,821
Federal funds sold and interest bearing deposits	4	2
Interest and dividends on taxable securities	2,860	2,909
Interest and dividends on nontaxable securities	736	724

Total interest income	14,262	15,456

Interest expense:
Deposits:
Savings accounts	58	106
Money market accounts	447	773
Time accounts	1,487	1,971
NOW accounts	68	143

Total deposits	2,060	2,993
Borrowings:
Repurchase agreements	207	203
FHLB advances	855	985
Junior subordinated obligations issued to unconsolidated subsidiary trusts	157	154

Total interest expense	3,279	4,335

Net interest income	10,983	11,121
Provision for credit losses	200	1,095

Net interest income after provision for credit losses	10,783	10,026

Non-interest income:
Investment management income	1,916	1,807
Service charges on deposit accounts	1,010	1,050
Card-related fees	653	591
Insurance agency income	—	346
Income from bank-owned life insurance	254	269
Gain on the sale of loans	288	193
Other non-interest income	465	305

Total non-interest income	4,586	4,561

Non-interest expense:
Salaries and employee benefits	5,530	5,569
Occupancy and equipment expense	1,830	1,840
Communication expense	150	176
Office supplies and postage expense	284	269
Marketing expense	263	293
Amortization of intangible assets	241	290
Professional fees	824	740
FDIC insurance premium	393	402
Other non-interest expense	1,464	1,382

Total non-interest expense	10,979	10,961

Income before income tax expense	4,390	3,626
Income tax expense	1,084	877

Net income	$3,306	$2,749

Net income per share:
Basic earnings per share	$0.70	$0.59
Diluted earnings per share	$0.70	$0.59
Cash dividends declared per share	$0.30	$0.28

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except per share data)

	Issued and Outstanding Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Directors’ Deferred Stock	Total
Balance at January 1, 2010	4,614,921	$4,937	$43,013	$86,194	$946	$(8,656)	$(2,499)	$123,935

Comprehensive income:
Net income	—	—	—	2,749	—	—	—	2,749
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	1,107	—	—	1,107
Change in accumulated unrealized losses and prior service costs for retirement plans	—	—	—	—	23	—	—	23

Total comprehensive income	—	—	—	2,749	1,130	—	—	3,879

Retirement of common stock	(629)	1	(16)	—	—	—	—	(15)
Amortization of restricted stock	—	—	81	—	—	—	—	81
Stock options exercised	42,000	41	736	—	—	—	—	777
Tax benefit of stock-based compensation	—	—	134	—	—	—	—	134
Cash dividend $0.28 per common share	—	—	—	(1,304)	—	—	—	(1,304)
Directors’ deferred stock plan purchase	—	—	92	—	—	—	(92)	—

Balance at March 31, 2010	4,656,292	$4,979	$44,040	$87,639	$2,076	$(8,656)	$(2,591)	$127,487

Balance at January 1, 2011	4,729,035	$5,051	$45,620	$92,380	$1,713	$(8,656)	$(2,977)	$133,131

Comprehensive income:
Net income	—	—	—	3,306	—	—	—	3,306
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	(105)	—	—	(105)
Change in accumulated unrealized losses and prior service costs for retirement plans	—	—	—	—	31	—	—	31

Total comprehensive income	—	—	—	3,306	(74)	—	—	3,232

Retirement of common stock	(1,383)	(1)	(40)	—	—	—	—	(41)
Issuance of restricted stock	17,839	18	(18)	—	—	—	—	—
Amortization of restricted stock	—	—	120	—	—	—	—	120
Tax benefit of stock-based compensation	—	—	9	—	—	—	—	9
Cash dividend $0.30 per common share	—	—	—	(1,423)	—	—	—	(1,423)
Directors’ deferred stock plan purchase	—	—	114	—	—	—	(114)	—

Balance at March 31, 2011	4,745,491	$5,068	$45,805	$94,263	$1,639	$(8,656)	$(3,091)	$135,028

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three months ended March 31,
	2011	2010
Other comprehensive (loss) income, before tax:
Change in pension and post-retirement liabilities	$51	$38
Net unrealized holding (losses) gains arising during period	(172)	1,762

Other comprehensive (loss) income before tax	(121)	1,800
Income tax benefit (expense) related to other comprehensive income	47	(670)

Other comprehensive (loss) income net of tax	(74)	1,130
Net income	3,306	2,749

Comprehensive income	$3,232	$3,879

The accompanying notes are an integral part of the consolidated financial statements

Alliance Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flow (Unaudited)

(In thousands)

	Three months ended March 31,
	2011	2010
Operating Activities:
Net Income	$3,306	$2,749

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	200	1,095
Depreciation expense	557	595
Increase in surrender value of life insurance	(254)	(269)
Provision for deferred income taxes	(499)	(112)
Amortization of investment security discounts and premiums, net	873	536
Net gain on sale of premises and equipment	—	(4)
Proceeds from the sale of loans and leases held-for-sale	12,379	9,989
Origination of loans held-for-sale	(9,579)	(9,260)
Gain on sale of loans held-for-sale	(288)	(193)
Gain on foreclosed real estate	(67)	—
Amortization of capitalized servicing rights	106	70
Amortization of intangible assets	241	290
Restricted stock expense, net	120	81
Amortization of prepaid FDIC insurance premium	365	367
Change in other assets and liabilities	(2,218)	(1,920)

Net cash provided by operating activities	5,242	4,014

Investing Activities:
Proceeds from maturities, redemptions, calls and principal repayments of investment securities available-for-sale	24,629	20,962
Purchase of investment securities available-for-sale	(64,794)	(65,926)
Purchase of FHLB and FRB stock	(266)	(2,916)
Redemption of FHLB stock	806	4,261
Net decrease in loans and leases	19,801	8,717
Purchases of premises and equipment	(86)	(220)
Proceeds from the sale of premises and equipment	—	7
Proceeds from disposition of foreclosed assets	187	—

Net cash used in investing activities	(19,723)	(35,115)

Financing Activities:
Net increase in checking, savings and money market accounts	28,403	70,921
Net increase (decrease) increase in time accounts	349	(16,660)
Net decrease in short-term borrowings	(4,821)	(18,586)
Payments on long-term borrowings	(10,000)	(10,000)
Proceeds from the exercise of stock options	—	777
Retirement of common stock	(41)	(15)
Tax benefit of stock-based compensation	9	134
Purchase of shares for directors’ deferred stock-based plan	(114)	(92)
Cash dividends paid to common shareholders	(1,419)	(1,292)

Net cash provided by financing activities	12,366	25,187

Net decrease in cash and cash equivalents	(2,115)	(5,914)
Cash and cash equivalents at beginning of period	32,501	26,696

Cash and cash equivalents at end of period	$30,386	$20,782

Supplemental Disclosures of Cash Flow Information:
Interest received during the period	$13,423	$14,662
Interest paid during the period	3,587	4,748
Income taxes	492	439
Non-cash investing activities:
Change in unrealized gain/loss on available-for-sale securities	(172)	1,762
Transfer of loans to other real estate and repossessed assets	129	—
Non-cash financing activities:
Common dividend declared and unpaid	1,423	1,304

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Nature of Operations

Alliance Financial Corporation (the “Company”) is a financial holding company which owns and operates Alliance Bank, N.A. (the “Bank”), Alliance Financial Capital Trust I, Alliance Financial Capital Trust II (collectively the “Capital Trusts”) and the Alliance Agency Inc., formerly Ladd’s Agency, Inc. (“Ladd’s”). The Company provides financial services through the Bank from 29 retail branches and customer service facilities in the New York counties of Cortland, Madison, Oneida, Onondaga and Oswego, and from a Trust Administration Center in Buffalo, NY. Primary services include commercial, retail and municipal banking, consumer finance, mortgage financing and servicing, and investment management services. The Capital Trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The Bank has a substantially wholly-owned subsidiary, Alliance Preferred Funding Corp., which is engaged in residential real estate activity, and a wholly-owned subsidiary, Alliance Leasing, Inc., which was engaged in commercial equipment financing activity in over thirty states until the third quarter of 2008, at which time Alliance Leasing, Inc. ceased the origination of new leases.

1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of Alliance, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2010 and for the three-year period then ended, included in the Alliance’s Annual Report on Form 10-K for the year ended December 31, 2010. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part I. Certain amounts from prior year periods are reclassified, when necessary, to conform to the current period presentation.

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months ended March 31, 2011 and 2010.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has identified the allowance for credit losses, income taxes, and the carrying value and subsequent annual impairment analysis of goodwill and intangible assets to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Actual results could differ from those estimates.

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

Lease financings, included in portfolio loans and leases on the consolidated balance sheet consist of direct financing leases of commercial equipment, primarily computers and office equipment, manufacturing equipment, commercial truck and trailers, and medical equipment. Income attributable to finance leases is initially recorded as unearned income and subsequently recognized as finance income at level rates of return over the term of the leases. The recorded residual values of Alliance’s leased assets are estimated at the inception of the lease to be the expected fair market value of the assets at the end of the lease term. Alliance reviews commercial lease residual values at least annually and recognizes residual value impairments deemed to be other than temporary. In accordance with U.S. GAAP, anticipated increases in specific future residual values are not recognized before realization. Operating leases are stated at cost of the equipment less scheduled depreciation. Equipment on operating leases is depreciated on a straight-line basis to its estimated residual value over the lease term. Operating lease income is recognized on a straight-line basis over the term of the lease.

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Loans and leases are charged off when they are considered a loss regardless of the delinquency status. From a delinquency standpoint, the policy of Alliance is to charge off loans when they are 120 days past due unless circumstances are documented that attest to the ability to collect the loan. In lieu of charging off the entire loan balance, loans with collateral may be written down to the value of the collateral, less cost to sell, if foreclosure or repossession of collateral is assured and is in process.

Directors Stock-Based Deferral Plan

In accordance with Accounting Standards Codification (“ASC”) Topic 710-10-05-08, “Deferred Compensation-Rabbi Trusts”, the stock held in the trust is classified in equity similar to the manner in which treasury stock is classified.

Recent Accounting Pronouncements

In April 2011, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-2, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” (“ASU 2011-2”). ASU 2011-2 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. ASU 2011-2 is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. We

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

do not expect the adoption to have a material impact on our consolidated statements of financial position, results of operation or cash flows.

2.	Securities

The amortized cost and estimated fair value of securities for the dates indicated (in thousands):

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Obligations of U.S. government-sponsored corporations	$3,725	$151	$—	$3,876
Obligations of states and political subdivisions	80,341	1,451	597	81,195
Mortgage-backed securities - residential	358,785	5,723	1,138	363,370

Total debt securities	442,851	7,325	1,735	448,441
Stock Investments:
Equity securities	1,853	229	—	2,082
Mutual funds	3,000	26	19	3,007

Total stock investments	4,853	255	19	5,089

Total available-for-sale	$447,704	$7,580	$1,754	$453,530

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Obligations of U.S. government-sponsored corporations	$4,020	$166	$—	$4,186
Obligations of states and political subdivisions	77,246	1,624	658	78,212
Mortgage-backed securities - residential	324,294	5,716	1,000	329,010

Total debt securities	405,560	7,506	1,658	411,408
Stock Investments:
Equity securities	1,852	143	—	1,995
Mutual funds	1,000	25	18	1,007

Total stock investments	2,852	168	18	3,002

Total available-for-sale	$408,412	$7,674	$1,676	$414,410

As of March 31, 2011 and December 31, 2010, the mortgage-backed securities portfolio was comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, which in turn, are backed by the United States government.

At March 31, 2011 and December 31, 2010, securities with a carrying value of $435.3 million and $402.3 million, respectively, were pledged as collateral for certain deposits and for other purposes as required or permitted by law.

There were no securities sales during the first quarter of 2011 and 2010, respectively.

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

	March 31, 2011
	Amortized Cost	Estimated Fair Value
Due in one year or less	$94,302	$95,798
Due after one year through five years	216,230	219,844
Due after five years through ten years	107,054	107,793
Due after ten years	25,265	25,006

Total debt securities	$442,851	$448,441

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated are as follows (in thousands):

	March 31, 2011
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Obligations of states and political subdivisions	$20,785	$597	$—	$—	$20,785	$597
Mortgage-backed securities – residential	84,235	1,049	1,556	89	85,791	1,138

Subtotal, debt securities	105,020	1,646	1,556	89	106,576	1,735
Mutual funds	—	—	481	19	481	19

Total temporarily impaired securities	$105,020	$1,646	$2,037	$108	$107,057	$1,754

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Obligations of states and political subdivisions	$21,482	$658	$—	$—	$21,482	$658
Mortgage-backed securities – residential	58,211	909	1,579	91	59,790	1,000

Subtotal debt securities	79,693	1,567	1,579	91	81,272	1,658
Mutual funds	—	—	482	18	482	18

Total temporarily impaired securities	$79,693	$1,567	$2,061	$109	$81,754	$1,676

Management does not believe any individual unrealized loss as of March 31, 2011 represents an other-than-temporary impairment. A total of 107 available-for-sale securities were in a continuous unrealized loss position for less than 12 months and 4 securities for 12 months or longer. The unrealized losses relate primarily to securities issued by FNMA, GNMA, FHLMC, and various political subdivisions within the State of New York. These unrealized losses are primarily attributable to changes in interest rates and other market conditions. Alliance does not intend to sell these securities and does not believe it will be required to sell them prior to recovery of the amortized cost.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

3.	Loans and Leases

Major classifications of loans and leases at the dates indicated (in thousands):

	March 31, 2011	December 31, 2010
Residential real estate	$330,330	$334,967
Commercial loans	128,461	133,787
Commercial real estate	117,500	116,066
Leases	42,509	47,549
Consumer
Indirect auto loans	170,239	176,125
Home equity line of credit	69,185	68,762
Other consumer loans	21,432	22,857

Total	879,656	900,113

Less: Unearned income	(4,583)	(5,083)
Net deferred loan costs	3,329	3,507

Total loans and leases	878,402	898,537
Allowance for credit losses	(10,678)	(10,683)

Net loans and leases	$867,724	$887,854

Non-accrual loans and leases and loans past due 90 days still accruing include both smaller balance homogeneous loans and leases that are collectively evaluated for impairment and individually classified as impaired loans. The following tables present non-accrual loans and leases and loans and leases 90 days past due and still accruing at the dates indicated (in thousands):

	March 31, 2011
	Non-accrual	Greater than 90 Days Past Due and Still Accruing	Non-performing Loans and Leases
Commercial	$1,275	$—	$1,275
Commercial real estate	1,639	—	1,639
Leases	635	—	635
Residential real estate	3,544	—	3,544
Consumer:
Indirect	292	—	292
Home equity line of credit	488	—	488
Other	183	5	188

Total	$8,056	$5	$8,061

	December 31, 2010
	Non-accrual	Greater than 90 Days Past Due and Still Accruing	Non-performing Loans and Leases
Commercial	$1,212	$—	$1,212
Commercial real estate	2,084	—	2,084
Leases	697	—	697
Residential real estate	3,543	—	3,543
Consumer:
Indirect	212	10	222
Home equity line of credit	490	—	490
Other	236	9	245

Total	$8,474	$19	$8,493

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present the aging of past due loans and leases, including nonperforming loans and leases, at the dates indicated (in thousands):

	March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Leases
Commercial	$1,066	$239	$1,242	$2,547	$125,914	$128,461
Commercial real estate	2,446	—	1,156	3,602	113,898	117,500
Leases, net of unearned income	117	—	318	435	37,491	37,926
Residential real estate	2,356	677	3,530	6,563	323,767	330,330
Consumer:
Indirect	544	71	74	689	169,550	170,239
Home equity line of credit	128	48	269	445	68,740	69,185
Other	116	50	48	214	21,218	21,432

Total	$6,773	$1,085	$6,637	$14,495	$860,578	$875,073

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Leases
Commercial	$520	$361	$1,077	$1,958	$131,829	$133,787
Commercial real estate	1,511	308	934	2,753	113,313	116,066
Leases, net of unearned income	203	306	172	681	41,785	42,466
Residential real estate	4,000	440	3,543	7,983	326,984	334,967
Consumer:
Indirect	969	58	94	1,121	175,004	176,125
Home equity line of credit	164	24	366	554	68,208	68,762
Other	212	70	97	379	22,478	22,857

Total	$7,579	$1,567	$6,283	$15,429	$879,601	$895,030

The following tables summarize activity in the allowance for credit losses and the recorded investment by portfolio segment and based on impairment method for the periods indicated (in thousands):

	March 31, 2011
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:

Beginning balance	$5,568	$1,583	$946	$933	$779	$874	$10,683
Charge-offs	(1)	(106)	(100)	(37)	(238)		(482)
Recoveries	6	55	22	38	156		277

Net charge-offs	5	(51)	(78)	1	(82)		(205)

Provision	272	(470)	26	(141)	30	483	200

Ending Balance	$5,845	$1,062	$894	$793	$727	$1,357	$10,678

Ending allowance balance attributable to loans and leases
Individually evaluated for impairment	$275	$25	$82	$—	$—		$382
Collectively evaluated for impairment	5,570	1,037	812	793	727	1,357	10,296

Loans and leases balance:
Individually evaluated for impairment	$2,004	$428	$1,123	$—	$—		$3,555
Collectively evaluated for impairment	243,957	37,498	329,207	170,239	90,617		871,518

Total ending loans and leases balance	$245,961	$37,926	$330,330	$170,239	$90,617		$875,073

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	March 31, 2010
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:

Beginning balance	$3,771	$2,212	$891	$973	$818	$749	$9,414
Charge-offs	(173)	(479)	—	(72)	(268)		(992)
Recoveries	17	—	11	35	137		200

Net charge-offs	(156)	(479)	11	(37)	(131)		(792)

Provision	374	302	212	8	164	35	1,095

Ending Balance	$3,989	$2,035	$1,114	$944	$851	$784	$9,717

Ending allowance balance attributable to loans and leases
Individually evaluated for impairment	$48	$80	$—	$—	$—		$128
Collectively evaluated for impairment	3,941	1,955	1,114	944	851	784	9,589

Loans and leases balance:
Individually evaluated for impairment	$2,141	$1,016	$110	$—	$—		$3,267
Collectively evaluated for impairment	209,433	60,412	354,923	181,537	91,157		897,462

Total ending loans and leases balance	$211,574	$61,428	$355,033	$181,537	$91,157		$900,729

The following table presents loans and leases balances disaggregated on the basis of Alliance’s impairment methodology as of the date indicated (in thousands):

	March 31, 2011			December 31, 2010
	Unpaid Contractual Principal Balance(1)	Recorded Investment	Related Allowance	Unpaid Contractual Principal Balance(1)	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$1,832	$768		$2,134	$1,080
Leases	1,045	386		1,253	365
Residential real estate	732	732		738	738

	3,609	1,886		4,125	2,183
With an allowance recorded:
Commercial	1,273	1,236	275	1,277	1,265	$319
Leases	57	42	25	63	47	18
Residential real estate	391	391	82	393	393	84

	1,721	1,669	382	1,733	1,705	421
Total:
Commercial	3,105	2,004	275	3,411	2,345	319
Leases	1,102	428	25	1,316	412	18
Residential real estate	1,041	1,123	82	1,131	1,131	84

	$5,248	$3,555	$382	$5,858	$3,888	$421

(1)	Unpaid contractual principal balance includes any partial charge-offs taken on loans and leases.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the average recorded investment in impaired loans and leases for the periods indicated (in thousands):

	For the three months ended March 31,
	2011	2010
Commercial	$2,174	$2,255
Leases	420	1,134
Residential real estate	1,044	110

Total	$3,638	$3,499

There was no interest recognized on impaired loans while they were considered to be impaired.

Troubled debt restructured loans had a carrying amount of $391,000 with a specific reserve of $82,000 at March 31, 2011. Troubled debt restructured loans had a carrying amount of $393,000 with a specific reserve of $84,000 at December 31, 2010. The modifications under the troubled debt restructurings did not extend additional amounts of credit to loans classified as troubled debt restructurings.

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

Substandard

A substandard loan is inadequately protected by the current paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

As of the dates indicated and based on the most recent analysis performed, the recorded investment by risk category and class of loans and leases is as of the dates indicated (in thousands):

	March 31, 2011		December 31, 2010
	Commercial and Commercial Real Estate Loans	Commercial Leases	Commercial and Commercial Real Estate Loans	Commercial Leases
Credit risk profile by internally assigned grade:
Pass	$189,851	$22,491	$195,360	$25,538
Special mention	8,746	44	11,126	313
Substandard	20,689	905	16,163	1,051
Substandard individually evaluated for impairment	2,004	428	2,345	412
Doubtful	—	106	—	142
Not rated	3,635	107	3,510	—

	224,925	24,081	$228,504	$27,456
Credit risk profile using other credit quality indicators:
Loans and leases using a credit scoring model	12,239	241	12,367	443
Loans and leases to municipal entities	8,797	12,388	8,982	12,856
Certain third party servicers	—	1,216	—	1,711

	$245,961	$37,926	$249,853	$42,466

For residential real estate and consumer loan classes, Alliance evaluates credit quality primarily based upon the aging status of the loan, which was previously presented, and by payment activity.

The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of the dates indicated (in thousands):

	March 31, 2011
	Residential Real Estate	Indirect	Home Equity Line of Credit	Other Consumer
Performing	$326,786	$169,947	$68,697	$21,244
Non-performing	3,544	292	488	188

Total	$330,330	$170,239	$69,185	$21,432

	December 31, 2010
	Residential Real Estate	Indirect	Home Equity Line of Credit	Other Consumer
Performing	$331,424	$175,913	$68,272	$22,621
Non-performing	3,543	212	490	236

Total	$334,967	$176,125	$68,762	$22,857

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

4.	Deposits

Deposits consisted of the following at the periods indicated (in thousands):

	March 31, 2011	December 31, 2010
Non-interest-bearing checking	$170,354	$179,918
Interest-bearing checking	152,058	151,894
Savings accounts	105,799	103,099
Money market accounts	392,988	357,885
Time accounts	342,151	341,802

Total deposits	$1,163,350	$1,134,598

5.	Earnings Per Share

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

Basic and diluted net income per common share calculations are as follows (in thousands, except per share data):

	For three months ended March 31,
	2011	2010
Basic:
Net income available to common shareholders	$3,306	$2,749
Less: Dividends and undistributed earnings allocated to unvested restricted shares	(53)	(23)

Net earnings allocated to common shareholders	$3,253	$2,726

Weighted average common shares outstanding, including shares considered participating securities	4,735,630	4,623,105
Less: average participating securities	(73,586)	(39,398)

Weighted average shares	4,662,044	4,583,707

Net income per common share – basic	$0.70	$0.59

Diluted:
Net earnings allocated to common shareholders	$3,253	$2,726

Weighted average common shares outstanding for basic earnings per common share	4,662,044	4,583,707
Incremental shares from assumed conversion of stock options and warrants	8,630	30,444

Average common shares outstanding – diluted	4,670,674	4,614,151

Net income per common share – diluted	$0.70	$0.59

Dividends of $25,000 and $11,000 were paid on unvested shares with non-forfeitable dividend rights for the quarters ending March 31, 2011 and 2010, respectively. There were no anti-dilutive stock options for the three months ended March 31, 2011 and March 31, 2010.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

6.	Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of tax, for the periods indicated were as follows (in thousands):

	For three months ending March 31,
	2011			2010
	Pre-tax amount	Tax expense (benefit)	Net-of-tax amount	Pre-tax amount	Tax expense (benefit)	Net-of-tax amount
Net unrealized securities (losses) gains arising during the period	$(172)	$(67)	$(105)	$1,762	$655	$1,107

Retirement plan liabilities	51	20	31	38	15	23

Other comprehensive (loss) income	$(121)	$(47)	$(74)	$1,800	$670	$1,130

Net income			3,306			2,749

Comprehensive income			$3,232			$3,879

7.	Employee and Director Benefit Plans

Defined Benefit Plan and Post-Retirement Benefits

Alliance has a noncontributory defined benefit pension plan which it assumed from Bridge Street Financial Inc. (“Bridge Street”). The plan covers substantially all former Bridge Street full-time employees who met eligibility requirements on October 6, 2006, at which time all benefits were frozen. Under the plan, retirement benefits are primarily a function of both the years of service and the level of compensation. The amount contributed to the plan is determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes, or (b) the amount certified by an actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Alliance expects to contribute $108,000 for the remainder of 2011.

Post-retirement medical and life insurance benefits are available to certain retirees and their spouses, if applicable.

Supplemental Retirement Plans

Alliance has supplemental executive retirement plans for our current Chief Executive Officer and five former employees.

Directors Retirement Plan

Alliance has a noncontributory defined benefit retirement plan for non-employee directors. The Directors Plan provides for a cash benefit equivalent to 35% of their average annual director’s fees, subject to increases based on the director’s length and extent of service, payable in a number of circumstances, including normal retirement, death or disability and a change in control. Upon termination of service, the normal retirement benefit is payable in a lump sum or in ten equal installments.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The components of all of the plans’ net periodic costs for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Pension Plan		Post-retirement Plan		SRP Plan		Directors Retirement Plan
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$—	$—	$22	$20	$23	$17
Interest cost	72	71	56	58	48	48	14	10
Expected return on assets	(97)	(78)	—	—	—	—	—	—
Amortization of unrecognized actuarial loss	31	38	5	4	1	1	7	1
Amortization of unrecognized prior service cost	—	—	(11)	(11)	6	5	12	12

Net periodic pension cost	$6	$31	$50	$51	$77	$74	$56	$40

8.	Fair Value Measurements

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at March 31, 2011 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
Obligations of U.S. government-sponsored corporations	$3,876	$—	$3,876
Obligations of states and political subdivisions	81,195	—	81,195
Mortgage-backed securities - residential	363,370	—	363,370

Total debt securities	448,441	—	448,441
Stock Investments:
Equity securities	2,082	—	2,082
Mutual Funds	3,007	3,007	—

Total stock investments	5,089	3,007	2,082

Total available-for-sale	$453,530	$3,007	$450,523

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

		Fair Value Measurements at December 31, 2010 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
Obligations of U.S. government-sponsored corporations	$4,186	$—	$4,186
Obligations of states and political subdivisions	78,212	—	78,212
Mortgage-backed securities - residential	329,010	—	329,010

Total debt securities	411,408	—	411,408
Stock Investments:
Equity securities	1,995	—	1,995
Mutual Funds	1,007	1,007	—

Total stock investments	3,002	1,007	1,995

Total available-for-sale	$414,410	$1,007	$413,403

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

Impaired loans and leases, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.6 million with a valuation allowance of $382,000 at March 31, 2011. At December 31, 2010, impaired loans had a carrying amount of $1.7 million with a valuation allowance of $421,000. Changes in fair value recognized for partial charge-offs of loans and leases and impairment reserves on loans and leases were $35,000 and $211,000 for the three months ended March 31, 2011 and 2010, respectively.

Loans held-for-sale – The fair value of loans held-for-sale is determined, when possible, using quoted secondary-market prices (Level 2). If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan (Level 2). There was no fair value allowance recorded on loans held-for-sale at March 31, 2011 and December 31, 2010.

Assets measured at fair value on a non-recurring basis by fair value measurement used are summarized below (in thousands):

	At March 31, 2011		At December 31, 2010
	Fair Value	Significant unobservable inputs (Level 3)	Fair Value	Significant unobservable inputs (Level 3)
Impaired loans and leases:
Commercial	$961	$961	$946	$946
Leases	17	17	16	16
Residential real estate	309	309	309	309

	$1,287	$1,287	$1,271	$1,271

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of financial instruments as of the dates indicated (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$30,386	$30,386	$32,501	$32,501
FHLB and FRB stock	8,112	N/A	8,652	N/A
Loans held for sale	315	315	2,940	2,940
Net loans and leases(1)	867,724	905,452	887,854	923,899
Accrued interest receivable	4,988	4,988	4,149	4,149
Financial Liabilities:
Deposits	1,163,350	1,166,585	1,134,598	1,138,395
Borrowings	127,971	133,947	142,792	147,575
Junior subordinated obligations	25,774	10,318	25,774	10,253
Accrued interest payable	1,083	1,083	1,391	1,391

(1)	includes impaired loans and leases

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

The following is a summary of key financial results for the quarter ended March 31, 2011:

•	Total assets were $1.5 billion and total deposits were $1.2 billion, compared to $1.5 billion and $1.1 billion for the first quarter of 2010, respectively.

•	Net income was $3.3 million in 2011, compared to $2.7 million in 2010.

•	Net income per diluted share was $0.70 in 2011, compared with $0.59 in 2010.

•	The tax-equivalent net interest margin was 3.44% in 2011 and 3.61% 2010.

•	Provision for credit losses was $200,000 in 2011, compared to $1.1 million in 2010.

•	Total non-performing assets were $8.7 million or 0.59% of total assets at March 31, 2011 compared with $9.1 million or 0.63% at December 31, 2010.

•	Non-interest income was 29.5% of total revenue in 2011 compared with 29.1% in 2010.

•	Our efficiency ratio was 70.5% in 2011 compared with 69.9% in 2010.

The following discussion is intended to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes contained elsewhere in this report.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

General

Net income for the quarter ended March 31, 2011 was $3.3 million or $0.70 per diluted share compared to $2.7 million or $0.59 per diluted share in the year-ago quarter. The return on average assets and return on average shareholders’ equity were 0.90% and 10.27%, respectively, for the first quarter of 2011, compared to 0.77% and 8.93%, respectively, for the first quarter of 2010.

Net Interest Income

Net interest income totaled $11.0 million in the three months ended March 31, 2011, compared to $11.1 million in the year-ago quarter, and $10.8 million in fourth quarter of 2010. The tax-equivalent net interest margin decreased 17 basis points in the first quarter compared with the year-ago quarter due to the effect of persistently low interest rates on interest-earning assets.

The net interest margin on a tax-equivalent basis was 3.44% in the first quarter of 2011, compared with 3.61% in the first quarter of 2010 and 3.45% in the fourth quarter of 2010. The decrease in the net interest margin compared with the first quarter of 2010 was the result of a decrease in the tax-equivalent earning asset yield of 53 basis points in the first quarter compared with the year-ago quarter, which was partially offset by a decrease in the cost of interest-bearing liabilities of 39 basis points over the same period. The rate of decline in our net interest margin slowed considerably in the first quarter of 2011 compared with the fourth quarter of 2010 due in part to the full quarter impact of deposit rate changes made in November 2010 on existing accounts, the benefit of which was enhanced by deposit growth thereby lowering our wholesale borrowings. Our yield on interest-earning assets decreased 11 basis points in the first quarter of 2011 compared with the fourth quarter of 2010, which was offset by a decrease in its cost of interest-bearing liabilities of 12 basis points during the same period.

Average interest-earning assets were $1.3 billion in the first quarter, which was an increase of 3.6% from the year-ago quarter and up 1.6% from the fourth quarter of 2010. The growth in the investment securities portfolio, which typically has lower yields than loans, has been a contributing factor in the decline in the yield on earning assets. Total average loans and leases were 65.7% of total interest-earning assets in the first quarter of 2011, compared to 70.1% in the year-ago quarter and 68.0% in the fourth quarter of 2010. Competition, sluggish demand and low market interest rates have all been contributing factors to the decline in our loan portfolios, along with the continuing amortization of the lease portfolio.

Between September 2007 and December 2008, the Federal Reserve reduced its target fed funds rate from 5.25% to between zero and 0.25%, where the target rate remains. The Federal Reserve’s monetary policy, volatility in equity markets, economic recession and federal government economic stimulus efforts, among other factors, have caused yields on U.S. Treasury securities to drop to exceptionally low levels throughout much of the past three years. This persistently low interest rate environment has caused an ongoing decline over the past three years in the returns on our interest-earning assets, consistent with much of the financial industry. Yields on our securities portfolio and on our commercial loans and consumer loans were most affected by the low interest rate environment, due to the significant annual amortization in these portfolios as a result of their relatively shorter duration. Also, our commercial loan and consumer loan portfolios are more sensitive to changes in interest rates due to the variable rate characteristics of a portion of these portfolios. The tax-equivalent yield on our securities portfolio decreased 59 basis points in the first quarter of 2011 compared to the year-ago quarter. The yield on our commercial loans and consumer (including indirect) loans decreased 44 basis points and 58 basis points, respectively, in the first quarter of 2011 compared to the first quarter of 2010.

The cost of our interest-bearing liabilities decreased in the first quarter of 2011 compared to the year-ago quarter due to a combination of the low interest rate environment, our deposit pricing strategies and a favorable change in the mix of our interest-bearing liabilities, with lower-cost interest-bearing transaction accounts (savings, demand and money market) comprising a larger portion of our interest-bearing liabilities. The average balance of interest-bearing transaction accounts increased $63.5 million or 11.0% in the first quarter compared to the year-ago period. The average cost of money market and time deposits dropped 42 basis points and 38 basis points, respectively in the first quarter compared to the year-ago quarter.

Our liability mix changed favorably during 2010 and into 2011 as we continued to focus on increasing our transaction account balances and as we refrained from offering premium rates on time accounts. Our effort to increase our transaction account balances has been enhanced by retail and municipal depositors’ reluctance to lock up funds in time accounts which pay very low, yet competitive rates, and by the buildup of cash on corporate customers’ balance sheets. The aggregate average balance of transaction accounts (including non-interest bearing demand deposits) was $814.1 million in the first quarter, which was an increase of $81.1 million or 11.1% from the aggregate average balances of $733.0 million in the year-ago quarter. Average transaction account balances comprised 70.5% of total average deposits in the first quarter, compared with 66.4% in the first quarter of 2010. Average time account balances in the first quarter were $340.9 million or 29.5% of total average deposits in the first quarter, compared with $370.5 million or 33.6% in the year-ago quarter. Our ability to gather transaction deposits over the past year has been greatly enhanced by our strong financial position and earnings performance, enhanced product offerings including upgraded treasury management and internet banking platforms, and a high positive awareness of our brand in our markets and by environmental factors such as equity market volatility and risk aversion among retail investors.

Although the net interest margin declined only one basis point from the fourth quarter of 2010, a slightly increased rate of compression in the net interest margin is likely in coming quarters as the persistently low interest rate environment continues to negatively affect the return on our loan and investment portfolios.

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

	For the three months ended March 31,
	2011			2010
	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$15,971	$4	0.09%	$7,524	$2	0.10%
Taxable investment securities	353,856	2,731	3.09%	292,860	2,716	3.71%
Nontaxable investment securities	78,773	1,115	5.66%	75,202	1,097	5.84%
FHLB and FRB stock	8,453	129	6.09%	9,307	192	8.27%
Residential real estate loans(1)	332,497	4,306	5.18%	356,613	4,780	5.36%
Commercial loans and commercial real estate	230,629	2,874	4.98%	198,984	2,695	5.42%
Nontaxable commercial loans	9,157	117	5.12%	8,743	126	5.76%
Taxable leases (net of unearned discount)	26,866	395	5.88%	49,233	732	5.95%
Nontaxable leases (net of unearned discount)	12,575	204	6.48%	14,764	239	6.48%
Indirect auto loans	172,942	1,972	4.56%	181,789	2,390	5.26%
Consumer loans	90,776	903	3.98%	91,416	983	4.30%

Total interest-earning assets	1,332,495	14,750	4.43%	1,286,435	15,952	4.96%

Non-interest earning assets:
Other assets	135,701			140,218
Less: Allowance for credit losses	(10,978)			(9,888)
Net unrealized gains on securities available-for-sale	4,938			6,691

Total assets	$1,462,156			$1,423,456

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$157,684	$68	0.17%	$132,028	$143	0.43%
Savings deposits	102,646	58	0.22%	94,751	106	0.45%
MMDA deposits	379,028	447	0.47%	349,096	773	0.89%
Time deposits	340,905	1,487	1.75%	370,543	1,971	2.13%
Borrowings	136,611	1,062	3.11%	153,736	1,188	3.09%
Junior subordinated obligations issued to unconsolidated trusts	25,774	157	2.43%	25,774	154	2.39%

Total interest-bearing liabilities	1,142,648	3,279	1.15%	1,125,928	4,335	1.54%

Non-interest bearing liabilities:
Demand deposits	174,788			157,130
Other liabilities	15,994			17,245
Shareholders’ equity	128,726			123,153

Total liabilities and shareholders’ equity	$1,462,156			$1,423,456

Net interest income		$11,471			$11,617

Net interest rate spread			3.28%			3.42%
Net interest margin			3.44%			3.61%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		488			496

Net interest income		$10,983			$11,121

(1)	Includes loans held-for-sale

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

	For the three months ended March 31, 2011 compared to March 31, 2010 Increase/(Decrease) Due To
	Volume	Rate	Net Change
Federal funds sold	$3	$(1)	$2
Taxable investment securities	2,023	(2,008)	15
Non-taxable investment securities	175	(157)	18
FHLB and FRB stock	(16)	(47)	(63)
Residential real estate loans	(317)	(157)	(474)
Commercial loans and commercial real estate	1,278	(1,099)	179
Non-taxable commercial loans	31	(40)	(9)
Taxable leases (net of unearned income)	(328)	(9)	(337)
Non-taxable leases (net of unearned income)	(35)	—	(35)
Indirect auto loans	(112)	(306)	(418)
Consumer loans	(7)	(73)	(80)

Total interest-earning assets	$2,695	$(3,897)	$(1,202)

Interest-bearing demand deposits	$149	$(224)	$(75)
Savings deposits	54	(102)	(48)
MMDA deposits	401	(727)	(326)
Time deposits	(150)	(334)	(484)
Borrowings	(177)	51	(126)
Junior subordinated obligations issued to unconsolidated subsidiary trusts	—	3	3

Total interest-bearing liabilities	277	(1,333)	(1,056)

Net interest income tax equivalent	$2,418	$(2,564)	$(146)

Asset Quality and the Allowance for Credit Losses

The following table summarizes delinquent loans and leases grouped by the number of days delinquent at the dates indicated:

Delinquent loans and leases	March 31, 2011		December 31, 2010		March 31, 2010
	$	%(1)	$	%(1)	$	%(1)
	(Dollars in thousands)
30 days past due	$6,538	0.75%	$6,711	0.75%	$6,493	0.72%
60 days past due	940	0.11%	1,083	0.12%	867	0.10%
90 days past due and still accruing	5	—%	19	—%	57	—%
Non-accrual	8,056	0.92%	8,474	0.95%	9,532	1.06%

Total	$15,539	1.78%	$16,287	1.82%	$16,949	1.88%

(1)	As a percentage of total loans and leases, excluding deferred costs

Delinquent loans and leases (including non-performing) decreased to $15.5 million at March 31, 2011, compared to $16.3 million at December 31, 2010 and $16.9 million at March 31, 2010. Approximately 42% of all delinquent loans and leases at the end of the first quarter were past due less than sixty days, compared with 41% at December 31, 2010 and 38% at March 31, 2010. The decrease in past due loans and leases occurred as a result of payments of past due amounts, charge-offs and repossession of collateral.

The following table represents information concerning the aggregate amount of non-performing assets (in thousands):

	March 31, 2011	December 31, 2010	March 31, 2010
Non-accruing loans and leases:
Residential real estate	$3,544	$3,543	$3,513
Commercial loans	1,275	1,212	1,888
Commercial real estate	1,639	2,084	2,200
Leases	635	697	1,208
Indirect auto	292	212	187
Other consumer loans	671	726	536

Total non-accruing loans and leases	8,056	8,474	9,532
Accruing loans and leases delinquent 90 days or more	5	19	57

Total non-performing loans and leases	8,061	8,493	9,589
Other real estate and repossessed assets	650	652	422

Total non-performing assets	$8,711	$9,145	$10,011

Nonperforming assets were $8.7 million or 0.59% of total assets at March 31, 2011, compared with $9.1 million or 0.63% of total assets at December 31, 2010 and $10.0 million or 0.69% of total assets at March 31, 2010. Included in nonperforming assets at the end of the first quarter are nonperforming loans and leases totaling $8.1 million, compared with $8.5 million and $9.6 million at December 31, 2010 and March 31, 2010, respectively. Conventional residential mortgages comprised $3.5 million (46 loans) or 44% of nonperforming loans and leases at March 31, 2011. Nonperforming commercial loans and mortgages totaled $2.9 million (28 loans) or 36% of nonperforming loans and leases and nonperforming leases totaled $635,000 (16 leases) or 8% of nonperforming loans and leases at the end of the first quarter.

As a recurring part of our portfolio management program, we identified approximately $20.8 million in potential problem loans at March 31, 2011 as compared to $16.6 million at December 31, 2010. Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as “substandard.” At March 31, 2011, potential problem loans primarily consisted of commercial real estate, commercial loans and leases. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

We have a loan and lease monitoring program through which we believe we appropriately evaluate non-performing loans and leases and the loan and lease portfolio in general. The loan and lease review program continually audits the loan and lease portfolio to confirm management’s loan and lease risk rating system, and systematically tracks such problem loans and leases to ensure compliance with loan and lease policy underwriting guidelines, and to evaluate the adequacy of the allowance for credit losses.

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

For commercial loan and lease segments, we maintain a specific allocation methodology for those classified in our internal risk grading system as substandard, doubtful or loss with a principal balance in excess of $200,000. A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on the estimated fair value of the collateral. Loans with modified terms in which a concession to the borrower has been made that we would not otherwise consider unless the borrower was experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. As of March 31, 2011, there was $3.5 million in impaired loans for which $382,000 in related allowance for credit losses was allocated. There was $3.9 million in impaired loans for which $421,000 in related allowance for credit losses was allocated as of December 31, 2010.

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

The following table summarizes changes in the allowance for credit losses arising from loans and leases charged off, recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense (in thousands):

	Three months ended March 31,
	2011	2010
Balance at beginning of year	$10,683	$9,414
Loans and leases charged-off:
Residential real estate	100	—
Commercial loans	1	173
Commercial real estate	—	—
Leases	106	479
Indirect auto	37	72
Consumer	238	268

Total loans and leases charged off	482	992
Recoveries of loans and leases previously charged off:
Residential real estate	22	1
Commercial loans	6	16
Commercial real estate	—	—
Leases	55	11
Indirect auto	38	35
Consumer	156	137

Total recoveries	277	200

Net loans and leases charged off	205	792
Provision for credit losses	200	1,095

Balance at end of year	$10,678	$9,717

The provision for credit losses in the first quarter was down sharply from the year-ago period on our strong asset quality metrics, including lower charge-offs in the current and most recent quarters which are factors considered in management’s quarterly estimate of loan loss provisions and the adequacy of the allowance for credit losses. The provision expense was $200,000 in the first quarter compared to $1.1 million in the year-ago period and $800,000 in the fourth quarter of 2010. Net charge-offs were $205,000 in the first quarter, compared with $792,000 in the year-ago period and $583,000 in the fourth quarter of 2010.

Net charge-offs equaled 0.09% of average loans and leases in the first quarter of 2011, compared with 0.35% in the year-ago quarter and 0.26% in the fourth quarter of 2010. The provision for credit losses as a percentage of net charge-offs was 97.6% in the first quarter, compared with 138.3% in the year-ago quarter and 137.2% in the fourth quarter of 2010.

The allowance for credit losses was $10.7 million at March 31, 2011, compared with $10.7 million at December 31, 2010 and $9.7 million at March 31, 2010. The ratio of the allowance for credit losses to total loans and leases was 1.22% at March 31, 2011, compared with 1.19% at December 31, 2010 and 1.07% at March 31, 2010. The ratio of the allowance for credit losses to nonperforming loans and leases was 133% at March 31, 2011, compared with 126% at December 31, 2010, and 101% at March 31, 2010.

As discussed above, we assess a number of quantitative and qualitative factors at the individual portfolio level in determining the adequacy of the allowance for credit losses each quarter. In addition, we analyze certain broader, non-portfolio specific factors in assessing the adequacy of the allowance for credit losses, such as the allowance as a percentage of total loans and leases, the allowance as a percentage of non-performing loans and leases and the provision expense as a percentage of net charge-offs. As our asset quality metrics and net charge-off levels have improved in recent quarters, an increasing portion of the allowance for credit losses has been considered “unallocated,” which means it is not based on either quantitative or qualitative factors but on the broader, non-portfolio specific factors. At March 31, 2011, $1.4 million or 12.7% of the allowance for credit losses was considered to be “unallocated,” compared to $874,000 or 8.2% at December 31, 2010. We consider the current “unallocated” amount to be at or near a maximum level and, absent any material deterioration in credit quality from recent trends, or material growth in the loan and lease portfolio, some portion of this “unallocated” allowance may be reduced by future credit losses, which would have the effect of lowering the amount of provision expense relative to net charge-offs compared to recent quarters (e.g. less than dollar-for-dollar), as was the case in the first quarter of 2011 when the provision for credit losses equaled 97.6% of net charge-offs.

The following table presents certain asset quality ratios for the periods indicated:

	For three months ended March 31,
	2011	2010
Net loans and leases charged-off to average loans and leases, annualized	0.09%	0.35%
Provision for credit losses to average loans and leases, annualized	0.09%	0.49%
Allowance for credit losses to period-end loans and leases	1.22%	1.07%
Allowance for credit losses to non-performing loans and leases	132.5%	101.3%
Non-performing loans and leases to period-end loans and leases	0.92%	1.06%
Non-performing assets to period-end assets	0.59%	0.69%

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated, dollars in thousands:

	Three months ended March 31,
			Change
	2011	2010	$	%
Investment management income	$1,916	$1,807	$109	6.0%
Service charges on deposit accounts	1,010	1,050	(40)	(3.8)%
Card-related fees	653	591	62	10.5%
Insurance agency	—	346	(346)	(100.0)%
Bank-owned life insurance	254	269	(15)	(5.6)%
Gain on the sale of loans	288	193	95	49.2%
Other non-interest income	465	305	160	52.5%

Total non-interest income	$4,586	$4,561	$25	0.55%

Non-interest income was $4.6 million in the first quarter of 2011, compared with $4.6 million in the first quarter of 2010 and $5.9 million in the fourth quarter of 2010. Gains on the sale of loans increased $95,000 compared with the first quarter of 2010, but was down $369,000 from the fourth quarter of 2010 due to a drop in residential mortgage demand and to a greater proportion of originations in the first quarter of 2011 being bi-weekly payment mortgages which are retained in the portfolio. In December 2010, we sold substantially all of the assets of our insurance agency subsidiary, Ladd’s Inc. and discontinued its operations, which resulted in a decrease in insurance agency income of $346,000 in the first quarter of 2011 compared to the first quarter of 2010, and a decrease of $190,000 compared to the fourth quarter of 2010. A gain of $815,000 was recognized in the fourth quarter on the Ladd’s transaction. The fourth quarter gain was almost entirely offset by taxes of $806,000 resulting from a difference in the tax basis of such assets versus the book value. The discontinuation of Ladd’s operations had no material net effect on the first quarter’s financial results.

Non-interest income (excluding the gain on the Ladd’s transaction) comprised 29.5% of total revenue in the first quarter of 2011 compared with 29.1% in the year-ago quarter and 32.2% in the fourth quarter of 2010.

Non-interest Expenses

The following table sets forth certain information on non-interest expenses for the periods indicated, dollars in thousands:

	For three months ended March 31,
			Change
	2011	2010	$	%
Salaries and benefits	$5,530	$5,569	$(39)	(0.7)%
Occupancy and equipment	1,830	1,840	(10)	(0.5)%
Communication expense	150	176	(26)	(14.8)%
Office supplies and postage	284	269	15	5.6%
Marketing expense	263	293	(30)	(10.2)%
Amortization of intangible assets	241	290	(49)	(16.9)%
Professional fees	824	740	84	11.4%
FDIC insurance	393	402	(9)	(2.2)%
Other non-interest expenses	1,464	1,382	82	5.9%

Total non-interest expenses	$10,979	$10,961	$18	0.2%

32

Non-interest expenses were $11.0 million in the quarter ended March 31, 2011, compared to $11.0 million in the first quarter of 2010 and $11.3 million in the fourth quarter of 2010. Salaries and benefits expense decreased $274,000 or 4.7% compared to the fourth quarter of 2010 due largely to the salaries and benefits and severance expenses incurred for employees of Ladd’s in the fourth quarter.

The Company’s efficiency ratio was 70.5% in the first quarter of 2011 compared with 69.9% in the year-ago quarter and 71.1% in the fourth quarter of 2010.

Income Taxes

The Company’s effective tax rate was 24.7% for the quarter ended March 31, 2011 compared with 24.2% in the year-ago period and 26.7% in the fourth quarter (excluding the gain and related tax on the Ladd’s transaction).

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

General

Total assets were $1.5 billion at March 31, 2011, which is consistent with December 31, 2010.

Securities available-for-sale increased $39.1 million, and total loans and leases, net of unearned income and deferred costs, decreased $20.1 million in the first quarter of 2011, due to the weak loan demand across all loan categories, an exceptionally competitive lending environment, seasonal factors, and the planned run off of our lease portfolio.

Securities

Investment securities totaled $453.5 million at March 31, 2011, compared with $414.4 million at December 31, 2010. Our portfolio is comprised entirely of investment grade securities, most of which are rated “AAA” by one or more of the nationally recognized rating agencies. The breakdown of our securities portfolio at March 31, 2011 is 80% guaranteed mortgage-backed securities, 18% municipal securities and 1% obligations of U.S. government-sponsored corporations. Mortgage-backed securities, which totaled $363.4 million at March 31, 2011, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the United States government. The average life of the mortgage-backed securities portfolio is approximately 4 years. We do not invest in any securities backed by sub-prime, Alt-A or other high-risk mortgages. We do not hold any preferred stock, corporate debt or trust preferred securities in its investment portfolio.

We had net unrealized gains of approximately $5.8 million in its securities portfolio at March 31, 2011, compared with net unrealized gains of $6.0 million at December 31, 2010.

Loans and Leases

Total loans and leases, net of unearned income and deferred costs, were $878.4 million at March 31, 2011, compared with $898.5 million at December 31, 2010.

Residential mortgages outstanding decreased $4.6 million from the end of 2010. Originations of residential mortgages totaled $18.2 million in the first quarter, compared with $19.3 million in the year-ago quarter and $38.6 million in the fourth quarter of 2010.

Commercial loans and mortgages decreased $3.9 million or 1.6% in the first quarter and totaled $246.0 million at March 31, 2011. Originations of commercial loans and mortgages in the first quarter (excluding lines of credit) totaled $16.5 million, compared with $38.5 million in the fourth quarter of 2010 and $8.9 million in the year-ago quarter. The decrease in originations compared with the fourth quarter reflects the effect of seasonal conditions and soft demand as well as an exceptionally high level of loan closings in the fourth quarter of 2010.

Leases (net of unearned income) decreased $4.5 million in the first quarter of 2011 to $37.9 million as a result of our previously announced decision to cease new lease originations.

Indirect auto loans decreased in the first quarter and were $170.2 million as of March 31, 2011. We originated $15.6 million of indirect auto loans in the first quarter, compared with $17.2 million in the year-ago quarter and $14.5 million in the fourth quarter of 2010. We originate auto loans through a network of reputable, well established automobile dealers located in

Central and Western New York. Applications received through our indirect lending program are subject to the same comprehensive underwriting criteria and procedures as employed in our direct lending programs.

The following table sets forth the composition of our loan and lease portfolio at the dates indicated, dollars in thousands:

	March 31, 2011	Percent	December 31, 2010	Percent

Residential real estate	$330,330	37.7%	$334,967	37.4%
Commercial loans	128,461	14.7%	133,787	14.9%
Commercial real estate	117,500	13.4%	116,066	13.0%
Leases (net of unearned income)	37,926	4.3%	42,466	4.8%
Indirect auto	170,239	19.5%	176,125	19.7%
Other consumer loans	90,617	10.4%	91,619	10.2%

Total loans and leases	875,073	100.0%	895,030	100.0%

Net deferred loan costs	3,329		3,507

	878,402		898,537
Allowance for credit losses	(10,678)		(10,683)

Net loans and leases	$867,724		$887,854

Deposits

Deposits increased $28.8 million or 2.5% in the first quarter, and were $1.2 billion at March 31, 2011. Transaction accounts (checking, savings, and money market) increased $28.4 million due primarily to higher balances for existing municipal deposit customers. Low cost transaction accounts comprised 70.6% of total deposits at the end of the first quarter, compared with 69.9% at December 31, 2010 and 68.3% at March 31, 2010.

The following table sets forth the composition of our deposits by business line at the dates indicated, dollars in thousands:

	March 31, 2011
	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$44,937	$115,371	$10,046	$170,354	14.6%
Interest checking	107,117	8,798	36,143	152,058	13.1%

Total checking	152,054	124,169	46,189	322,412	27.7%

Savings	90,583	12,123	3,093	105,799	9.1%
Money market	88,135	127,915	176,938	392,988	33.8%
Time deposits	252,542	27,693	61,916	342,151	29.4%

Total deposits	$583,314	$291,900	$288,136	$1,163,350	100.0%

	December 31, 2010
	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$41,962	$133,979	$3,977	$179,918	15.9%
Interest checking	109,682	12,906	29,306	151,894	13.3%

Total checking	151,644	146,885	33,283	331,812	29.2%

Savings	88,785	11,646	2,668	103,099	9.1%
Money market	88,870	109,282	159,733	357,885	31.5%
Time deposits	257,489	23,677	60,636	341,802	30.2%

Total deposits	$586,788	$291,490	$256,320	$1,134,598	100.0%

Liquidity

Alliance’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, to take advantage of market interest rate opportunities, and to pay dividends to Alliance. Funding loan and lease commitments, providing for deposit outflows, settling other liabilities when they come due and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits, borrowings and other liabilities. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. Our Asset Liability Committee

(“ALCO”) is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of March 31, 2011, liquidity as measured by the Bank is in compliance with and exceeds its policy guidelines.

Our principal sources of funds for operations are cash flows generated from earnings, deposit inflows, loan and lease repayments, investment amortization and maturities, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the three months ended March 31, 2011, cash and cash equivalents decreased by $2.1 million, as net cash used in investing activities of $19.7 million exceeded net cash provided by operating and financing activities of $17.6 million. Net cash used in investing activities primarily resulted from securities purchases exceeding maturities, sales and principal repayments by $40.2 million. Net cash provided by financing activities in the first quarter principally reflects a $28.8 million net increase in deposits, partly reduced by a net decrease in borrowings of $14.8 million and cash dividends of $1.4 million. Net cash from operating activities was primarily provided by net income in the amount of $3.3 million and proceeds from sale of loans and leases held-for-sale of $12.4 million, partly reduced by originations of loans held-for-sale of $9.6 million.

As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and investment securities that have been pledged as collateral. As of March 31, 2011, our credit limit with the FHLB was $313.7 million. The total of our outstanding borrowings from the FHLB on that date was $105.0 million.

We had a $145.4 million line of credit at March 31, 2011 with the Federal Reserve Bank of New York through its Discount Window. Alliance has pledged indirect auto loans and investment securities totaling $170.7 million and $6.5 million, respectively, at March 31, 2011. At March 31, 2011, we also had available $78.5 million of unsecured federal funds lines of credit with other financial institutions. We did not draw any amounts on any of these lines during the quarter other than an overnight test to confirm their availability. There were no amounts outstanding on any of these lines at March 31, 2011.

Capital Resources

We use certain non-GAAP financial measures, such as the Tangible Common Equity to Tangible Assets ratio (TCE), to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector. We believe TCE is useful because it is a measure utilized by regulators, market analysts and investors in evaluating a company’s financial condition and capital strength. TCE, as defined by us, represents common equity less goodwill and intangible assets. A reconciliation from the our GAAP Total Equity to Total Assets ratio to the Non-GAAP Tangible Common Equity to Tangible Assets ratio is presented below, dollars in thousands:

March 31, 2011

Total assets	$1,469,176
Less: Goodwill and intangible assets, net	39,241

Tangible assets (non-GAAP)	$1,429,935

Total Common Equity	135,028
Less: Goodwill and intangible assets, net	39,241

Tangible Common Equity (non-GAAP)	95,787

Total Equity/Total Assets	9.19%
Tangible Common Equity/Tangible Assets (non-GAAP)	6.70%

Shareholders’ equity was $135.0 million at March 31, 2011, compared with $133.1 million at December 31, 2010. Net income increased shareholders’ equity by $3.3 million during the quarter which was partially offset by dividends declared of $1.4 million. In February 2011, we announced that our Board of Directors declared a quarterly dividend of $0.30 per common share.

The Bank’s Tier 1 leverage ratio was 7.79% and its total risk-based capital ratio was 14.15% at the end of the first quarter, both of which comfortably exceeded the regulatory thresholds required to be classified as a well-capitalized institution, which are 5.0% and 10.0%, respectively. As provided above, our tangible common equity capital ratio was 6.70% at March 31, 2011.

Alliance and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require Alliance and its subsidiary bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined).

As of December 31, 2010, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. Management believes that, as of March 31, 2011, Alliance and the Bank met all capital adequacy requirements to which they were subject.

The following table compares our actual capital amounts and ratios with those needed to qualify for the “well capitalized” category, which is the highest capital category as defined in the regulations, dollars in thousands:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total risk-based capital
Alliance	$129,934	15.05%	$69,050	≥8.00%	N/A	N/A
Bank	121,174	14.15%	68,500	≥8.00%	85,625	≥10.00%
Tier 1 capital
Alliance	119,150	13.80%	34,525	≥4.00%	N/A	N/A
Bank	110,493	12.90%	34,250	≥4.00%	51,375	≥6.00%
Leverage
Alliance	119,150	8.36%	57,010	≥4.00%	N/A	N/A
Bank	110,493	7.79%	56,726	≥4.00%	70,908	≥5.00%

As of December 31, 2010
Total risk-based capital
Alliance	$127,629	14.65%	$69,684	≥8.00%	N/A	N/A
Bank	119,203	13.79%	69,136	≥8.00%	$86,420	≥10.00%
Tier 1 capital
Alliance	116,943	13.43%	34,842	≥4.00%	N/A	N/A
Bank	108,517	12.56%	34,568	≥4.00%	51,852	≥6.00%
Leverage
Alliance	116,943	8.28%	56,493	≥4.00%	N/A	N/A
Bank	108,517	7.72%	56,202	≥4.00%	70,253	≥5.00%

Application of Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP and follow practices accepted within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other third-party sources, when available. When third party information is not available, valuation adjustments are estimated in good faith by management.

The most significant accounting policies followed by Alliance are presented in Note 1 to the consolidated financial statements included in the 2010 Annual Report on Form 10-K (“the Consolidated Financial Statements”). These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan and lease losses, accrued income taxes, and the impairment analysis of goodwill and other intangible assets to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

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

We account for income taxes using the asset and liability approach. Under this approach, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when such amounts are realized or settled. We must assess the likelihood that a portion or all of the deferred tax assets will not be realized. In doing so, judgments and estimates must be made regarding the projection of future taxable income. If necessary, a valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized.

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

We utilize significant estimates and assumptions in determining the fair value of its goodwill and intangible assets for purposes of impairment testing. The valuation requires the use of assumptions, including among others, discount rates, rates of return on assets, account attrition and costs of servicing. Impairment testing for goodwill requires that the fair value of each of our reporting units be compared to the carrying amount of its net assets, including goodwill. Determining the fair value of a reporting unit requires us to use a high degree of subjective judgment. We utilize both market-based valuation multiples and discounted cash flow valuation models that incorporate such variables as revenue growth rates, expense trends, interest rates and terminal values. Based upon an evaluation of key data and market factors, we select the specific variables to be incorporated into the valuation model. Future changes in the economic environment or operations of our reporting units could cause changes to these variables, which could result in impairment being identified.

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

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case (no rate change) information in the table shows (1) an estimate of our net portfolio value at March 31, 2011 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income for the twelve months ending March 31, 2012 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current (March 31, 2011) rate levels and repricing balances are adjusted to current (March 31, 2011) rate levels. The rate change information (rate shocks) in the table shows estimates of net portfolio value at March 31, 2011 and net interest income for the twelve months ending March 31, 2012 assuming instantaneous rate changes of up 100, 200, and 300 basis points and down 100 basis points. Cash flows for non-maturity deposits are based on a decay or runoff rate based on average account age. Rate changes in the rate shock scenario are assumed to be shock or immediate changes and occur uniformly across the yield curve. In projecting future net interest income under the rate shock scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed post shock rate levels. Balances that reprice are assumed to reprice at post shock rate levels.

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

	Net Portfolio Value at Mar 31, 2011			Net Interest Income Twelve Months Ending Mar 31, 2012
		Change from Base			Change from Base
Rate Change Scenario	Amount	Dollar	Percent	Amount	Dollar	Percent
	(Dollars in thousands)
+300 basis point rate shock	$279,078	$(42,091)	(13.1)%	$33,548	$(12,378)	(27.0)%
+200 basis point rate shock	289,913	(31,256)	(9.7)%	37,585	(8,341)	(18.2)%
+100 basis point rate shock	299,297	(21,872)	(6.8)%	41,809	(4,117)	(9.0)%
Base case (no rate change)	321,169	—	—%	45,926	—	—%
-100 basis point rate shock	305,367	(15,802)	(4.9)%	45,275	(651)	(1.4)%

Item 4.	Controls and Procedures

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

None.

Item 1A	Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors” in our 2010 Annual Report on Form 10-K. There are no material changes in the risk factors relevant to our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)	Not applicable

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE FINANCIAL CORPORATION

DATE: May 6, 2011	/s/ Jack H. Webb
Jack H. Webb Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

DATE: May 6, 2011	/s/ J. Daniel Mohr
J. Daniel Mohr Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation of Alliance (incorporated herein by reference to exhibit 3.1 to Alliance’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 27, 2009)

3.2	Amended and Restated Bylaws of Alliance (incorporated herein by reference to exhibit 3.2 to Alliance’s Annual Report on Form 10-K filed with the SEC on March 14, 2011)

4.1	Rights Agreement dated October 19, 2001 between Alliance Financial Corporation and American Stock Transfer & Trust Company, including the Certificate of Amendment to Alliance’s Certificate of Incorporation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference to exhibit 4.1 to Alliance’s Form 8-A12G filed with the SEC on October 25, 2001)

31.1*	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith