Form 10-Q
period 2011-06-30
ALLIANCE FINANCIAL CORP /NY/
filed 2011-08-09
CIK 796317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, on August 3, 2011 was 4,749,291 shares.

Throughout this report, the terms “Company,” “Alliance,” “we,” “our” and “us” refers to the consolidated entity of Alliance Financial Corporation, its wholly-owned subsidiaries, including Alliance Bank, N.A. (the “Bank”) and the Alliance Agency Inc., formerly Ladd’s Agency, Inc. (“Alliance Agency”), and the Bank’s subsidiaries, Alliance Preferred Funding Corp. and Alliance Leasing, Inc.

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

PART I. FINANCIAL INFORMATION

Alliance Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$23,712	$32,501

Cash and cash equivalents	23,712	32,501

Securities available-for-sale	459,836	414,410
Federal Home Loan Bank of New York (“FHLB”) and Federal Reserve Bank (“FRB”) stock	10,547	8,652
Loans held-for-sale	899	2,940
Loans and leases, net of unearned income and deferred costs	883,185	898,537
Allowance for credit losses	(10,683)	(10,683)

Net loans and leases	872,502	887,854

Premises and equipment, net	18,528	18,975
Accrued interest receivable	4,415	4,149
Bank-owned life insurance	28,921	28,412
Goodwill	30,844	30,844
Intangible assets, net	8,156	8,638
Other assets	17,065	17,247

Total assets	$1,475,425	$1,454,622

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing deposits	$173,325	$179,918
Interest-bearing deposits	937,240	954,680

Total deposits	1,110,565	1,134,598
Borrowings	181,343	142,792
Accrued interest payable	1,430	1,391
Other liabilities	16,179	16,936
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	25,774

Total liabilities	1,335,291	1,321,491

Shareholders’ equity
Preferred stock – par value $1.00 a share; 900,000 shares authorized, none issued and outstanding	—	—
Preferred stock – par value $1.00 a share; 100,000 shares authorized, Series A, junior preferred stock, none issued and outstanding	—	—
Common stock – par value $1.00; 10,000,000 shares authorized, 5,067,603 and 5,051,347 shares issued; and 4,745,291 and 4,729,035 shares outstanding, respectively	5,068	5,051
Surplus	46,114	45,620
Undivided profits	96,318	92,380
Accumulated other comprehensive income	4,558	1,713
Directors’ stock-based deferred compensation plan (129,277 and 120,237 shares, respectively)	(3,268)	(2,977)
Treasury stock, at cost: 322,312 shares	(8,656)	(8,656)

Total shareholders’ equity	140,134	133,131

Total liabilities & shareholders’ equity	$1,475,425	$1,454,622

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans and leases	$10,621	$11,632	$21,283	$23,453
Federal funds sold and interest bearing deposits	1	1	5	3
Interest and dividends on taxable securities	3,110	3,008	5,970	5,917
Interest and dividends on nontaxable securities	762	737	1,498	1,461

Total interest income	14,494	15,378	28,756	30,834

Interest expense:
Deposits:
Savings accounts	55	97	113	203
Money market accounts	447	729	894	1,502
Time accounts	1,446	1,923	2,933	3,894
NOW accounts	61	129	129	272

Total deposits	2,009	2,878	4,069	5,871
Borrowings:
Repurchase agreements	203	200	410	403
FHLB advances	818	951	1,673	1,936
Junior subordinated obligations issued to unconsolidated subsidiary trusts	158	159	315	313

Total interest expense	3,188	4,188	6,467	8,523

Net interest income	11,306	11,190	22,289	22,311
Provision for credit losses	160	1,095	360	2,190

Net interest income after provision for credit losses	11,146	10,095	21,929	20,121

Non-interest income:
Investment management income	1,986	1,828	3,902	3,635
Service charges on deposit accounts	1,096	1,146	2,106	2,196
Card-related fees	699	652	1,352	1,243
Insurance agency income	—	420	—	766
Income from bank-owned life insurance	255	266	509	535
Gain on the sale of loans	88	221	376	414
Other non-interest income	311	326	776	631

Total non-interest income	4,435	4,859	9,021	9,420

Non-interest expense:
Salaries and employee benefits	5,305	5,370	10,835	10,939
Occupancy and equipment expense	1,816	1,840	3,646	3,680
Communication expense	173	157	323	333
Office supplies and postage expense	301	300	585	569
Marketing expense	217	391	480	684
Amortization of intangible assets	241	290	482	580
Professional fees	860	829	1,684	1,569
FDIC insurance premium	401	404	794	806
Other non-interest expense	1,509	1,382	2,973	2,765

Total non-interest expense	10,823	10,963	21,802	21,925

Income before income tax expense	4,758	3,991	9,148	7,616
Income tax expense	1,279	999	2,363	1,875

Net income	$3,479	$2,992	$6,785	$5,741

Net income per share:
Basic earnings per share	$0.73	$0.64	$1.43	$1.24
Diluted earnings per share	$0.73	$0.64	$1.43	$1.23
Cash dividends declared per share	$0.30	$0.28	$0.60	$0.56

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except per share data)

	Issued and Outstanding Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Directors’ Deferred Stock	Total
Balance at January 1, 2010	4,614,921	$4,937	$43,013	$86,194	$946	$(8,656)	$(2,499)	$123,935

Comprehensive income:
Net income	—	—	—	5,741	—	—	—	5,741
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	4,399	—	—	4,399
Change in accumulated unrealized losses and prior service costs for retirement plans	—	—	—	—	55	—	—	55

Total comprehensive income	—	—	—	5,741	4,454	—	—	10,195

Retirement of common stock	(629)	(1)	(16)	—	—	—	—	(17)
Amortization of restricted stock	—	—	155	—	—	—	—	155
Stock options exercised	48,500	49	848	—	—	—	—	897
Tax benefit of stock-based compensation	—	—	156	—	—	—	—	156
Cash dividend $0.56 per common share	—	—	—	(2,609)	—	—	—	(2,609)
Directors’ deferred stock plan purchase	—	—	299	—	—	—	(299)	—

Balance at June 30, 2010	4,662,792	$4,985	$44,455	$89,326	$5,400	$(8,656)	$(2,798)	$132,712

Balance at January 1, 2011	4,729,035	$5,051	$45,620	$92,380	$1,713	$(8,656)	$(2,977)	$133,131

Comprehensive income:
Net income	—	—	—	6,785	—	—	—	6,785
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	2,783	—	—	2,783
Change in accumulated unrealized losses and prior service costs for retirement plans	—	—	—	—	62	—	—	62

Total comprehensive income	—	—	—	6,785	2,845	—	—	9,630

Retirement of common stock	(1,383)	(1)	(40)	—	—	—	—	(41)
Issuance of restricted stock	17,839	18	(18)	—	—	—	—	—
Forfeiture of restricted stock	(200)	—	(1)	—	—	—	—	(1)
Amortization of restricted stock	—	—	243	—	—	—	—	243
Tax benefit of stock-based compensation	—	—	19	—	—	—	—	19
Cash dividend $0.60 per common share	—	—	—	(2,847)	—	—	—	(2,847)
Directors’ deferred stock plan purchase	—	—	314	—	—	—	(314)	—
Directors’ deferred stock plan distribution	—	—	(23)	—	—	—	23	—

Balance at June 30, 2011	4,745,291	$5,068	$46,114	$96,318	$4,558	$(8,656)	$(3,268)	$140,134

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Other comprehensive income, before tax:
Change in pension and post-retirement liabilities	$51	$52	$101	$90
Net unrealized holding gains arising during period	4,710	5,369	4,538	7,132

Other comprehensive income before tax	4,761	5,421	4,639	7,222
Income tax expense related to other comprehensive income	(1,842)	(2,097)	(1,794)	(2,768)

Other comprehensive income net of tax	2,919	3,324	2,845	4,454
Net income	3,479	2,992	6,785	5,741

Comprehensive income	$6,398	$6,316	$9,630	$10,195

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flow (Unaudited)

(In thousands)

	Six months ended June 30,
	2011	2010
Operating Activities:
Net Income	$6,785	$5,741

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	360	2,190
Depreciation expense	1,099	1,168
Increase in surrender value of life insurance	(509)	(535)
Provision for deferred income taxes	(970)	(112)
Amortization of investment security discounts and premiums, net	1,587	1,114
Net gain on sale of premises and equipment	—	(11)
Proceeds from the sale of loans held-for-sale	16,951	21,052
Origination of loans held-for-sale	(14,678)	(20,531)
Gain on sale of loans held-for-sale	(376)	(414)
Gain on foreclosed real estate	(62)	(41)
Amortization of capitalized servicing rights	188	138
Amortization of intangible assets	482	580
Restricted stock expense, net	242	155
Amortization of prepaid FDIC insurance premium	738	742
Impairment loss on fixed asset	15	—
Change in other assets and liabilities	(1,730)	(1,077)

Net cash provided by operating activities	10,122	10,159

Investing Activities:
Proceeds from maturities, redemptions, calls and principal repayments of investment securities available-for-sale	51,136	54,617
Purchase of investment securities available-for-sale	(93,611)	(93,210)
Purchase of FHLB and FRB stock	(6,728)	(7,272)
Redemption of FHLB stock	4,833	7,533
Net decrease in loans and leases	14,333	(2,392)
Purchases of premises and equipment	(667)	(623)
Proceeds from the sale of premises and equipment	—	53
Proceeds from disposition of foreclosed assets	453	241

Net cash used in investing activities	(30,251)	(41,053)

Financing Activities:
Net (decrease) increase in checking, savings and money market accounts	(18,832)	51,307
Net decrease in time accounts	(5,201)	(8,808)
Net increase (decrease) in short-term borrowings	43,551	(1,308)
Payments on long-term borrowings	(15,000)	(10,000)
Proceeds from long-term borrowings	10,000	—
Proceeds from the exercise of stock options	—	897
Retirement of common stock	(41)	(17)
Tax benefit of stock-based compensation	19	156
Purchase of shares for directors’ deferred stock-based plan	(314)	(299)
Cash dividends paid to common shareholders	(2,842)	(2,595)

Net cash provided by financing activities	11,340	29,333

Net decrease in cash and cash equivalents	(8,789)	(1,561)
Cash and cash equivalents at beginning of period	32,501	26,696

Cash and cash equivalents at end of period	$23,712	$25,135

Supplemental Disclosures of Cash Flow Information:
Interest received during the period	$28,490	$30,581
Interest paid during the period	6,428	8,818
Income taxes	3,713	1,773
Non-cash investing activities:
Change in unrealized gain/loss on available-for-sale securities	4,538	7,132
Transfer of loans to other real estate and repossessed assets	659	92
Non-cash financing activities:
Common dividend declared and unpaid	1,424	1,306

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Nature of Operations

Alliance Financial Corporation (the “Company”) is a financial holding company which owns and operates Alliance Bank, N.A. (the “Bank”), Alliance Financial Capital Trust I, Alliance Financial Capital Trust II (collectively the “Capital Trusts”) and Alliance Agency, Inc., formerly Ladd’s Agency, Inc. The Company provides financial services through the Bank from 29 retail branches and customer service facilities in the New York counties of Cortland, Madison, Oneida, Onondaga and Oswego, and from a Trust Administration Center in Buffalo, NY. Primary services include commercial, retail and municipal banking, consumer finance, mortgage financing and servicing, and investment management services. The Capital Trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The Bank has a majority interest in the subsidiary, Alliance Preferred Funding Corp., which is engaged in residential real estate activity, and a wholly-owned subsidiary, Alliance Leasing, Inc., which was engaged in commercial equipment financing activity in over thirty states until the third quarter of 2008, at which time Alliance Leasing, Inc. ceased the origination of new leases.

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

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the six months ended June 30, 2011 and 2010.

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

Allowance for Credit Losses

The allowance for credit losses represents management’s best estimate of probable incurred losses in Alliance’s loan and lease portfolio. Management’s quarterly evaluation of the allowance for credit losses is a comprehensive analysis that builds a total allowance by evaluating the probable incurred losses within each loan and lease portfolio segment. Alliance’s portfolio segments are as follows: commercial loans and commercial real estate loans, commercial leases, residential real estate, indirect consumer loans and other consumer loans. Alliance’s allowance for credit losses consists

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

of specific valuation allowances based on probable credit losses on specific loans, historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends and general valuation allowances based on general economic conditions and other qualitative risk factors both internal and external to the organization.

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

For commercial loan and lease segments, Alliance evaluates non-performing loans and leases with a principal balance in excess of $200,000 to determine if they are impaired. A loan or lease is considered impaired, based on current information and events, if it is probable that Alliance will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on the estimated fair value of the collateral. Loans with modified terms in which a concession to the borrower has been made that we would not otherwise consider unless the borrower was experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Impaired loans and leases are measured at the present value of their estimated future cash flows using the instruments’ effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, Alliance determines the amount of reserve in accordance with the accounting policy for the allowance for credit losses. Large groups of smaller balance homogenous loans, such as consumer and residential real estate loans less than $200,000, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

Recent Accounting Pronouncements

In April 2011, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-2, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” (“ASU 2011-2”). ASU 2011-2 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. ASU 2011-2 is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. We do not expect the adoption to have a material impact on our consolidated statements of financial position, results of operation or cash flows.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

In May 2011, the FASB issued Accounting Standards Updated No. ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs,” (“ASU 2011-04”). The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The amendments are effective during interim and annual periods beginning after December 15, 2011. We do not expect the adoption to have a material impact on our consolidated statements of financial position, results of operation or cash flows.

In June 2011, The FASB issued Accounting Standards Update No. 2011-05,”Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-5”). Under ASU 2011-5, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-5 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments in ASU 2011-5 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

2. Securities

The amortized cost and estimated fair value of securities for the dates indicated (in thousands):

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Obligations of U.S. government-sponsored corporations	$3,509	$110	$—	$3,619
Obligations of states and political subdivisions	80,743	2,482	142	83,083
Mortgage-backed securities - residential	360,196	8,239	396	368,039

Total debt securities	444,448	10,831	538	454,741
Stock Investments:
Equity securities	1,852	194	—	2,046
Mutual funds	3,000	62	13	3,049

Total stock investments	4,852	256	13	5,095

Total available-for-sale	$449,300	$11,087	$551	$459,836

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Obligations of U.S. government-sponsored corporations	$4,020	$166	$—	$4,186
Obligations of states and political subdivisions	77,246	1,624	658	78,212
Mortgage-backed securities - residential	324,294	5,716	1,000	329,010

Total debt securities	405,560	7,506	1,658	411,408
Stock Investments:
Equity securities	1,852	143	—	1,995
Mutual funds	1,000	25	18	1,007

Total stock investments	2,852	168	18	3,002

Total available-for-sale	$408,412	$7,674	$1,676	$414,410

As of June 30, 2011 and December 31, 2010, the mortgage-backed securities portfolio was comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, which in turn, are backed by the United States government.

At June 30, 2011 and December 31, 2010, securities with a carrying value of $420.6 million and $402.3 million, respectively, were pledged as collateral for certain deposits and for other purposes as required or permitted by law.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

There were no securities sales during the six months of 2011 and 2010, respectively.

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

	June 30, 2011
	Amortized Cost	Estimated Fair Value
Due in one year or less	$84,073	$86,106
Due after one year through five years	203,931	208,962
Due after five years through ten years	121,473	124,269
Due after ten years	34,971	35,404

Total debt securities	$444,448	$454,741

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated are as follows (in thousands):

	June 30, 2011
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Obligations of states and political subdivisions	$10,315	$142	$—	$—	$10,315	$142
Mortgage-backed securities – residential	40,305	311	1,544	85	41,849	396

Subtotal, debt securities	50,620	453	1,544	85	52,164	538
Mutual funds	—	—	487	13	487	13

Total temporarily impaired securities	$50,620	$453	$2,031	$98	$52,651	$551

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Obligations of states and political subdivisions	$21,482	$658	$—	$—	$21,482	$658
Mortgage-backed securities – residential	58,211	909	1,579	91	59,790	1,000

Subtotal debt securities	79,693	1,567	1,579	91	81,272	1,658
Mutual funds	—	—	482	18	482	18

Total temporarily impaired securities	$79,693	$1,567	$2,061	$109	$81,754	$1,676

Management does not believe any individual unrealized loss as of June 30, 2011 represents an other-than-temporary impairment. A total of 56 available-for-sale securities were in a continuous unrealized loss position for less than 12 months and 4 securities for 12 months or longer. The unrealized losses relate primarily to securities issued by FNMA, GNMA, FHLMC, and various political subdivisions within the State of New York. These unrealized losses are primarily attributable to changes in interest rates and other market conditions such as the variability of risk premiums demanded by investors. Alliance does not intend to sell these securities and does not believe it will be required to sell them prior to recovery of the amortized cost.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

3. Loans and Leases

Major classifications of loans and leases at the dates indicated (in thousands):

	June 30,	December 31,
	2011	2010
Residential real estate	$330,059	$334,967
Commercial loans	140,264	133,787
Commercial real estate	119,628	116,066
Leases	37,569	47,549
Consumer
Indirect auto loans	165,440	176,125
Home equity loans	79,262	79,162
Other consumer loans	11,659	12,457

Total	883,881	900,113
Less: Unearned income	(3,978)	(5,083)
Net deferred loan costs	3,282	3,507

Total loans and leases	883,185	898,537
Allowance for credit losses	(10,683)	(10,683)

Net loans and leases	$872,502	$887,854

Non-accrual loans and leases and loans past due 90 days still accruing include both smaller balance homogeneous loans and leases that are collectively evaluated for impairment and individually classified as impaired loans. The following tables present non-accrual loans and leases and loans and leases 90 days past due and still accruing at the dates indicated (in thousands):

	June 30, 2011
	Non-accrual	Greater than 90 Days Past Due and Still Accruing	Non-performing Loans and Leases
Commercial	$1,277	$—	$1,277
Commercial real estate	2,992	—	2,992
Leases	311	—	311
Residential real estate	2,650	—	2,650
Consumer:
Indirect	338	28	366
Home equity loans	590	50	640
Other consumer	104	—	104

Total	$8,262	$78	$8,340

	December 31, 2010
	Non-accrual	Greater than 90 Days Past Due and Still Accruing	Non-performing Loans and Leases
Commercial	$1,212	$—	$1,212
Commercial real estate	2,084	—	2,084
Leases	697	—	697
Residential real estate	3,543	—	3,543
Consumer:
Indirect	212	10	222
Home equity loans	567	—	567
Other consumer	159	9	168

Total	$8,474	$19	$8,493

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present the aging of past due loans and leases, including nonperforming loans and leases, at the dates indicated (in thousands):

	June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Leases
Commercial	$796	$477	$1,210	$2,483	$137,781	$140,264
Commercial real estate	840	93	2,663	3,596	116,032	119,628
Leases, net of unearned income	199	482	143	824	32,767	33,591
Residential real estate	3,717	785	2,564	7,066	322,993	330,059
Consumer:
Indirect	463	97	149	709	164,731	165,440
Home equity loans	102	58	223	383	78,879	79,262
Other	70	105	31	206	11,453	11,659

Total	$6,187	$2,097	$6,983	$15,267	$864,636	$879,903

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Leases
Commercial	$520	$361	$1,077	$1,958	$131,829	$133,787
Commercial real estate	1,511	308	934	2,753	113,313	116,066
Leases, net of unearned income	203	306	172	681	41,785	42,466
Residential real estate	4,000	440	3,543	7,983	326,984	334,967
Consumer:
Indirect	969	58	94	1,121	175,004	176,125
Home equity loans	238	67	400	705	78,457	79,162
Other	138	27	63	228	12,229	12,457

Total	$7,579	$1,567	$6,283	$15,429	$879,601	$895,030

The following tables summarize activity in the allowance for credit losses and the recorded investment by portfolio segment and based on impairment method for the periods indicated (in thousands):

	Three months ended June 30, 2011
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,845	$1,062	$894	$793	$727	$1,357	$10,678
Charge-offs	(54)	(211)	(50)	(101)	(155)		(571)
Recoveries	109	132	17	39	119		416

Net charge-offs	55	(79)	(33)	(62)	(36)		(155)
Provision	438	(130)	(94)	48	60	(162)	160

Ending Balance	$6,338	$853	$767	$779	$751	$1,195	$10,683

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	Three months ended June 30, 2010
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$3,989	$2,035	$1,114	$944	$851	$784	$9,717
Charge-offs	(247)	(135)	(90)	(57)	(195)		(724)
Recoveries	8	8	30	39	120		205

Net charge-offs	(239)	(127)	(60)	(18)	(75)		(519)
Provision	886	153	83	9	(39)	3	1,095

Ending Balance	$4,636	$2,061	$1,137	$935	$737	$787	$10,293

	Six months ended June 30, 2011
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,568	$1,583	$946	$933	$779	$874	$10,683
Charge-offs	(55)	(318)	(150)	(138)	(392)		(1,053)
Recoveries	115	188	39	77	274		693

Net charge-offs	60	(130)	(111)	(61)	(118)		(360)
Provision	710	(600)	(68)	(93)	(90)	321	360

Ending Balance	$6,338	$853	$767	$779	$751	$1,195	$10,683

	Six months ended June 30, 2010
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$3,771	$2,212	$891	$973	$818	$749	$9,414
Charge-offs	(419)	(614)	(90)	(129)	(463)		(1,715)
Recoveries	24	19	31	73	257		404

Net charge-offs	(395)	(595)	(59)	(56)	(206)		(1,311)
Provision	1,260	444	305	18	125	38	2,190

Ending Balance	$4,636	$2,061	$1,137	$935	$737	$787	$10,293

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents impaired loans and leases balances disaggregated on the basis of Alliance’s impairment methodology as of the date indicated (in thousands):

	June 30, 2011			December 31, 2010
	Unpaid Contractual Principal Balance(1)	Recorded Investment	Related Allowance	Unpaid Contractual Principal Balance(1)	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$1,582	$602	$—	$2,134	$1,080	$—
Leases	961	191	—	1,253	365	—
Residential real estate	1,029	1,029	—	738	738	—

	3,572	1,822	—	4,125	2,183	—
With an allowance recorded:
Commercial	2,913	2,872	701	1,277	1,265	$319
Leases	51	36	19	63	47	18
Residential real estate	389	389	80	393	393	84

	3,353	3,297	800	1,733	1,705	421
Total:
Commercial	4,495	3,474	701	3,411	2,345	319
Leases	1,012	227	19	1,316	412	18
Residential real estate	1,418	1,418	80	1,131	1,131	84

	$6,925	$5,119	$800	$5,858	$3,888	$421

(1)	Unpaid contractual principal balance includes any partial charge-offs taken on loans and leases.

At June 30, 2011 and December 31, 2010, the allocation of the allowance for credit losses summarized on the basis of Alliance’s impairment methodology was as follows:

	Commercial & Commercial Real Estate	Leases	Residential Real Estate	Consumer Indirect	Consumer Other	Total
June 30, 2011
Individually evaluated for impairment	$701	$19	$80	$—	$—	$800
Collectively evaluated for impairment	5,637	834	687	779	751	8,688

Allocated	$6,338	$853	$767	$779	$751	9,488

Unallocated						1,195

Total						$10,683

December 31, 2010
Individually evaluated for impairment	$319	$18	$84	$—	$—	$421
Collectively evaluated for impairment	5,249	1,565	862	933	779	9,388

Allocated	$5,568	$1,583	$946	$933	$779	9,809

Unallocated						874

Total						$10,683

The recorded investment in loans and leases summarized on the basis of Alliance’s impairment methodology as of June 30, 2011 and December 31, 2010 was as follows:

	Commercial & Commercial Real Estate	Leases	Residential Real Estate	Consumer Indirect	Consumer Other	Total
June 30, 2011
Individually evaluated for impairment	$3,474	$227	$1,418	$—	$—	$5,119
Collectively evaluated for impairment	256,418	33,364	328,641	165,440	90,921	874,784

Total	$259,892	$33,591	$330,059	$165,440	$90,921	$879,903

December 31, 2010
Individually evaluated for impairment	$2,345	$412	$1,131	$—	$—	$3,888
Collectively evaluated for impairment	247,508	42,054	333,836	176,125	91,619	891,142

Total	$249,853	$42,466	$334,967	$176,125	$91,619	$895,030

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the average recorded investment in impaired loans and leases for the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Commercial	$2,739	$2,258	$2,608	$2,294
Leases	328	1,169	356	1,196
Residential real estate	1,271	219	1,224	183

Total	$4,338	$3,646	$4,188	$3,673

There was no interest recognized on impaired loans while they were considered to be impaired.

Troubled debt restructured loans had a carrying amount of $389,000 with a specific reserve of $80,000 at June 30, 2011. Troubled debt restructured loans had a carrying amount of $393,000 with a specific reserve of $84,000 at December 31, 2010.

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

As of the dates indicated and based on the most recent analysis performed, the recorded investment by risk category and class of loans and leases is as of the dates indicated (in thousands):

	June 30, 2011		December 31, 2010
	Commercial and Commercial Real Estate Loans	Commercial Leases	Commercial and Commercial Real Estate Loans	Commercial Leases
Credit risk profile by internally assigned grade:
Pass	$205,338	$19,661	$195,360	$25,538
Special mention	4,944	192	11,126	313
Substandard	20,647	836	16,163	1,051
Substandard individually evaluated for impairment	3,474	227	2,345	412
Doubtful	—	—	—	142
Not rated	3,406	—	3,510	—

	237,809	20,916	$228,504	$27,456
Credit risk profile using other credit quality indicators:
Loans and leases using a credit scoring model	12,568	1,139	12,367	2,154
Loans and leases to municipal entities	9,515	11,536	8,982	12,856

	$259,892	$33,591	$249,853	$42,466

For residential real estate and consumer loan classes, Alliance evaluates credit quality primarily based upon the aging status of the loan, which was previously presented, and by payment activity.

The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of the dates indicated (in thousands):

	June 30, 2011
	Residential real estate	Indirect	Home equity	Other consumer
Performing	$327,409	$165,074	$78,622	$11,555
Non-performing	2,650	366	640	104

Total	$330,059	$165,440	$79,262	$11,659

	December 31, 2010
	Residential real estate	Indirect	Home equity	Other consumer
Performing	$331,424	$175,913	$78,595	$12,298
Non-performing	3,543	212	567	159
Total	$334,967	$176,125	$79,162	$12,457

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

4. Deposits

Deposits consisted of the following at the periods indicated (in thousands):

	June 30, 2011	December 31, 2010
Non-interest-bearing checking	$173,325	$179,918
Interest-bearing checking	143,716	151,894
Savings accounts	109,739	103,099
Money market accounts	347,184	357,885
Time accounts	336,601	341,802

Total deposits	$1,110,565	$1,134,598

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

Basic and diluted net income per common share calculations are as follows (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net income available to common shareholders	$3,479	$2,992	$6,785	$5,741
Less: dividends and undistributed earnings allocated to unvested restricted shares	(60)	(25)	(114)	(48)

Net earnings allocated to common shareholders	$3,419	$2,967	$6,671	$5,693

Weighted average common shares outstanding, including shares considered participating securities	4,745,429	4,661,336	4,740,557	4,642,326
Less: average participating securities	(82,677)	(38,676)	(78,157)	(39,035)

Weighted average shares	4,662,752	4,622,660	4,662,400	4,603,291

Net income per common share – basic	$0.73	$0.64	$1.43	$1.24

Diluted:
Net earnings allocated to common shareholders	$3,419	$2,967	$6,671	$5,693

Weighted average common shares outstanding for basic earnings per common share	4,662,752	4,622,660	4,662,400	4,603,291
Incremental shares from assumed conversion of stock options and warrants	7,778	21,019	8,211	26,050

Average common shares outstanding – diluted	4,670,530	4,643,679	4,670,611	4,629,341

Net income per common share – diluted	$0.73	$0.64	$1.43	$1.23

Dividends of $24,000 and $11,000 were paid on unvested shares with non-forfeitable dividend rights for the quarters ending June 30, 2011 and 2010, respectively. Dividends of $49,000 and $22,000 for the six months ended June 30, 2011 and 2010, respectively, were paid on unvested shares with non-forfeitable dividend rights. There were no anti-dilutive stock options for the three months and six months ended June 30, 2011 and June 30, 2010, respectively.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

6. Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, for the periods indicated were as follows (in thousands):

	For three months ending June 30,
	2011			2010
	Pre-tax amount	Tax expense	Net-of-tax amount	Pre-tax amount	Tax expense	Net-of-tax amount
Net unrealized securities gains arising during the period	$4,710	$1,822	$2,888	$5,369	$2,077	$3,292
Retirement plan liabilities	51	20	31	52	20	32

Other comprehensive income	$4,761	$1,842	$2,919	$5,421	$2,097	$3,324

Net income			3,479			2,992

Comprehensive income			$6,398			$6,316

	For six months ending June 30,
	2011			2010
	Pre-tax amount	Tax expense	Net-of-tax amount	Pre-tax amount	Tax expense	Net-of-tax amount
Net unrealized securities gains arising during the period	$4,538	$1,755	$2,783	$7,132	$2,733	$4,399
Retirement plan liabilities	101	39	62	90	35	55

Other comprehensive income	$4,639	$1,794	$2,845	$7,222	$2,768	$4,454

Net income			6,785			5,741

Comprehensive income			$9,630			$10,195

7. Employee and Director Benefit Plans

Defined Benefit Plan and Post-Retirement Benefits

Alliance has a noncontributory defined benefit pension plan which it assumed from Bridge Street Financial Inc. (“Bridge Street”). The plan covers substantially all former Bridge Street full-time employees who met eligibility requirements on October 6, 2006, at which time all benefits were frozen. Under the plan, retirement benefits are primarily a function of both the years of service and the level of compensation. The amount contributed to the plan is determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes, or (b) the amount certified by an actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Alliance expects to contribute $32,000 for the remainder of 2011.

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The components of all of the plans’ net periodic costs for the three months ended June 30, 2011 and 2010 are as follows (in thousands):

	Pension Plan		Post-retirement Plan		SRP Plan		Directors Retirement Plan
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$—	$—	$22	$20	$23	$17
Interest cost	72	71	56	58	48	48	14	10
Expected return on assets	(97)	(78)	—	—	—	—	—	—
Amortization of unrecognized actuarial loss	31	—	5	—	1	—	7	—
Amortization of unrecognized prior service cost	—	38	(11)	(7)	6	7	12	13

Net periodic pension cost	$6	$31	$50	$51	$77	$75	$56	$40

The components of all of the plans’ net periodic costs for the six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Pension Plan		Post-retirement Plan		SRP Plan		Directors Retirement Plan
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$—	$—	$45	$39	$45	$34
Interest cost	144	142	112	115	95	96	28	19
Expected return on assets	(193)	(156)	—	—	—	—	—	—
Amortization of unrecognized actuarial loss	61	—	10	—	2	—	15	—
Amortization of unrecognized prior service cost	—	77	(22)	(14)	11	13	24	26

Net periodic pension cost	$12	$63	$100	$101	$153	$148	$112	$79

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Assets measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at June 30, 2011 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
Obligations of U.S. government-sponsored corporations	$3,619	$—	$3,619
Obligations of states and political subdivisions	83,083	$—	83,083
Mortgage-backed securities - residential	368,039	$—	368,039

Total debt securities	454,741	$—	454,741
Stock Investments:
Equity securities	2,046	$—	2,046
Mutual Funds	3,049	3,049	$—

Total stock investments	5,095	3,049	2,046

Total available-for-sale	$459,836	$3,049	$456,787

		Fair Value Measurements at December 31, 2010 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
Obligations of U.S. government-sponsored corporations	$4,186	$—	$4,186
Obligations of states and political subdivisions	78,212	$—	78,212
Mortgage-backed securities - residential	329,010	$—	329,010
Total debt securities	411,408	$—	411,408
Stock Investments:
Equity securities	1,995	$—	1,995
Mutual Funds	1,007	1,007	$—

Total stock investments	3,002	1,007	1,995

Total available-for-sale	$414,410	$1,007	$413,403

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

Impaired loans and leases, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3.3 million with a valuation allowance of $800,000 at June 30, 2011. At December 31, 2010, impaired loans had a carrying amount of $1.7 million with a valuation allowance of $421,000. Changes in fair value recognized for partial charge-offs of loans and leases and impairment reserves on loans and leases were $623,000 and $1.1 million for the six months ended June 30, 2011 and 2010, respectively.

Loans held-for-sale – The fair value of loans held-for-sale is determined, when possible, using quoted secondary-market prices (Level 2). If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

asset or assets, adjusted for the specific attributes of that loan (Level 2). There was no fair value allowance recorded on loans held-for-sale at June 30, 2011 and December 31, 2010.

Assets measured at fair value on a non-recurring basis by fair value measurement used are summarized below (in thousands):

	At June 30, 2011		At December 31, 2010
	Fair Value	Significant unobservable inputs (Level 3)	Fair Value	Significant unobservable inputs (Level 3)
Impaired loans and leases:
Commercial	$2,171	$2,171	$946	$946
Leases	17	17	16	16
Residential real estate	309	309	309	309

	$2,497	$2,497	$1,271	$1,271

The carrying amounts and estimated fair values of financial instruments as of the dates indicated (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$23,712	$23,712	$32,501	$32,501
FHLB and FRB stock	10,547	N/A	8,652	N/A
Loans held for sale	899	899	2,940	2,940
Net loans and leases(1)	872,502	911,822	887,854	923,899
Accrued interest receivable	4,415	4,415	4,149	4,149
Financial Liabilities:
Deposits	1,110,565	1,113,912	1,134,598	1,138,395
Borrowings	181,343	190,919	142,792	147,575
Junior subordinated obligations	25,774	10,245	25,774	10,253
Accrued interest payable	1,430	1,430	1,391	1,391

(1)	includes impaired loans and leases

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

The following is a summary of key financial results for the quarter and six months ended June 30, 2011:

•	Total assets were $1.5 billion and total deposits were $1.1 billion at June 30, 2011.
•

Net income was $3.5 million for the three months ended June 30, 2011 compared to $3.0 million for the same period in 2010. For the six months ended June 30, 2010, net income was $6.8 million compared to net income of $5.7 million for the first half of 2010.

•

Net income per diluted share was $0.73 and $0.64 for the three months ending June 30, 2011 and 2010, respectively. Net income per diluted share was $1.43 for the six months ending June 30, 2011 compared to $1.23 per share for the same period in 2010.

•	The tax-equivalent net interest margin was 3.53% in the second quarter of 2011 compared to 3.56% in the second quarter of 2010.
•	Provision for credit losses was $160,000 and $360,000 in the quarter and six months ended June 30, 2011, respectively, compared to $1.1 million and $2.2 million in the year ago period, respectively.
•	Total non-performing assets were $9.3 million or 0.63% of total assets at June 30, 2011 compared with $8.7 million or 0.59% at March 31, 2011 and $9.1 million or 0.63% at December 31, 2010.
•	Non-interest income was 28.2% of total revenue in the first half of 2011 compared with 29.7% in the year ago period.
•	Our efficiency ratio was 69.6% in the six months ended June 30, 2011 compared with 69.1% for the same period in 2010.

The following discussion is intended to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes contained elsewhere in this report.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2011 and 2010

General

Net income for the quarter ended June 30, 2011 increased 16.3% to $3.5 million or $0.73 per diluted share compared to $3.0 million or $0.64 per diluted share in the year-ago quarter. The return on average assets and return on average shareholders’ equity were 0.95% and 10.45%, respectively, for the second quarter of 2011, compared to 0.83% and 9.62%, respectively, for the second quarter of 2010.

Net income for the six months ended June 30, 2011 increased 18.2% to $6.8 million or $1.43 per diluted share, compared to $5.7 million or $1.23 per diluted share in the year-ago period. The return on average assets and return on average shareholders’ equity were 0.93% and 10.36%, respectively, for the first half of 2011, compared to 0.80% and 9.28%, respectively, for the first half of 2010.

Net Interest Income

Net interest income totaled $11.3 million in the quarter ended June 30, 2011, compared to $11.2 million in the year-ago quarter. The tax-equivalent net interest margin decreased 3 basis points in the second quarter compared with the second quarter of 2010 but was up 9 basis points from the first quarter of 2011. Approximately 5 basis points of the increase in the net interest margin from the first quarter resulted from lower amortization of purchase premiums on securities in the second quarter due to a decreased rate of prepayments in our CMO and mortgage-backed securities portfolios during the quarter compared with that of the first quarter.

The net interest margin on a tax-equivalent basis was 3.53% in the second quarter of 2011, compared with 3.56% in the second quarter of 2010 and 3.44% in the first quarter of 2011. The decrease in the net interest margin compared with the second quarter of 2010 was the result of a decrease in the tax-equivalent earning asset yield of 34 basis points in the second quarter compared with the year-ago quarter, which was offset by a decrease in the cost of interest-bearing liabilities of 34 basis points over the same period.

Average interest-earning assets were $1.3 billion in the second quarter, which was an increase of 1.7% from the year-ago quarter. Growth in the investment securities portfolio, which typically has lower yields than loans, has been a contributing factor in the decline in the yield on earning assets. Investment securities comprised 27.5% of average interest-earning assets in the second quarter of 2011, compared to 24.6% in the year-ago quarter. Total average loans and leases were 65.6% of total interest-earning assets in the second quarter of 2011, compared to 68.6% in the year-ago quarter. Competition, sluggish demand and low market interest rates have all been contributing factors to the decline in our loan portfolios, along with the continuing amortization of the lease portfolio.

Between September 2007 and December 2008, the Federal Reserve reduced its target fed funds rate from 5.25% to between zero and 0.25%, where the target rate remains. The Federal Reserve’s monetary policy, volatility in equity markets, economic recession and federal government economic stimulus efforts, among other factors, have caused yields on U.S. Treasury securities to drop to exceptionally low levels throughout much of the past three years. This persistently low interest rate environment has caused an ongoing decline over the past three years in the returns on our interest-earning assets, consistent with much of the financial industry. Yields on our securities portfolio and on our commercial loans and consumer loans were most affected by the low interest rate environment, due to the significant annual amortization in these portfolios as a result of their relatively shorter duration. Also, our commercial loan and consumer loan portfolios are more sensitive to changes in interest rates due to the variable rate characteristics of a portion of these portfolios. The tax-equivalent yield on our securities portfolio decreased 35 basis points and 46 basis points, respectively in the quarter and six months ended June 30, 2011 compared to the year-ago periods. The yield on our commercial loans decreased 34 basis points and 39 basis points, respectively, in the quarter and six months ended June 30, 2011 compared to the year-ago periods. The yield on our consumer (including indirect) loans decreased 55 basis points and 56 basis points, respectively, in the quarter and six months ended June 30, 2011 compared to the year-ago periods.

The cost of our interest-bearing liabilities decreased in the three and six months ended June 30, 2011 compared to the year-ago periods due to a combination of the low interest rate environment, our deposit pricing strategies and a favorable change in the mix of our interest-bearing liabilities, with lower-cost interest-bearing transaction accounts (savings, demand and money market) comprising a larger portion of our interest-bearing liabilities. The average balance of interest-bearing transaction accounts increased $35.4 million and $49.4 million, respectively, in the quarter and six months ended June 30, 2011 compared to the year-ago periods, and the average cost decreased 28 basis points and 31 basis points, respectively.

Our liability mix changed favorably during 2010 and into 2011 as we continued to focus on increasing our transaction account balances and as we did not offer premium rates on time accounts during this period. Our effort to increase our transaction account balances has been enhanced by retail and municipal depositors’ reluctance to lock up funds in time accounts which pay very low, yet competitive rates, and by the buildup of cash on corporate customers’ balance sheets. The aggregate average balance of transaction accounts (including non-interest bearing demand deposits) was $812.8 million in the second quarter, which was an increase of $47.4 million or 6.2% from the year-ago quarter. Average transaction account balances comprised 70.5% of total average deposits in the second quarter, compared with 67.2% in the second quarter of 2010. Average time account balances in the second quarter were $339.6 million or 29.5% of total average deposits in the second quarter, compared with $373.4 million or 32.8% in the year-ago quarter. Average transaction account balances comprised 70.5% of total average deposits in the first half of 2011, compared to 66.8% in the first half of 2010. Average time account balances in the first half of 2011 were 29.5% of total average deposits, compared with 33.1% in the year-ago period. Our ability to gather transaction deposits over the past year has been greatly enhanced by our strong financial position and earnings performance, enhanced product offerings including upgraded treasury management and internet banking platforms, and a high positive awareness of our brand in our markets and by environmental factors such as equity market volatility and risk aversion among retail investors.

Net interest income for the six months ended June 30, 2011 totaled $22.3 million, which was unchanged from the year-ago period. Average earning assets increased $33.9 million in the first half of 2011 compared with the year-ago period, with most of the growth in investment securities which increased $57.3 and commercial loans which increased $34.8 million. These increases were partially offset by decreases in average residential loans of $24.0 million and in indirect loans of $12.2 million. The tax-equivalent net interest margin was 3.47% in the first half of 2011, compared with 3.58% in the first half of 2010. A decrease of 43 basis points in our tax-equivalent earning-assets yield in the first half of 2011 compared with the same period in 2010 was partially offset by a decrease of 37 basis points in the cost of our interest-bearing liabilities.

The changes in the yield on interest-earning assets and in the cost of interest-bearing liabilities for the first half of 2011 compared to the same period in 2010 were driven largely by the same factors in the analysis of the second quarter of 2011 to the second quarter in 2010 discussed above.

The linked-quarter increase in the net interest margin in the second quarter of 2011 largely resulted from a slowing of prepayments on our mortgage-backed securities portfolio as noted previously. Overall, the modestly declining trend in our net interest margin we have experienced in recent quarters is likely to continue in coming quarters as the persistently low interest rate environment continues to negatively affect the return on our loan and investment portfolios.

Average Balance Sheet and Net Interest Analysis

The following tables set forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated. Interest income and yield information is adjusted for items exempt from federal income taxes (“nontaxable”) and assumes a 34% tax rate. Non-accrual loans have been included in the average balances. Securities are shown at average amortized cost.

	For the three months ended June 30,
	2011			2010
	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$2,590	$1	0.08%	$6,022	$1	0.08%
Taxable investment securities	366,959	3,015	3.29%	323,525	2,935	3.63%
Nontaxable investment securities	81,453	1,156	5.67%	74,843	1,117	5.97%
FHLB and FRB stock	8,664	95	4.41%	8,948	73	3.31%
Residential real estate loans(1)	330,713	4,360	5.27%	354,604	4,772	5.38%
Commercial loans and commercial real estate	243,601	2,977	4.89%	207,665	2,707	5.21%
Nontaxable commercial loans	9,349	121	5.17%	7,836	116	5.92%
Taxable leases (net of unearned discount)	23,323	342	5.87%	43,048	639	5.94%
Nontaxable leases (net of unearned discount)	12,104	192	6.33%	14,284	231	6.46%
Indirect auto loans	167,679	1,840	4.39%	183,178	2,319	5.06%
Consumer loans	89,923	896	3.98%	90,517	965	4.26%

Total interest-earning assets	$1,336,358	$14,995	4.49%	$1,314,470	$15,875	4.83%

Non-interest earning assets:
Other assets	132,827			136,264
Less: Allowance for credit losses	(10,759)			(10,228)
Net unrealized gains on securities available-for-sale	8,285			7,900

Total assets	$1,466,711			$1,448,406

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$148,821	$61	0.17%	$135,393	$129	0.38%
Savings deposits	107,897	55	0.20%	100,385	97	0.38%
MMDA deposits	380,558	447	0.47%	366,088	729	0.80%
Time deposits	339,578	1,446	1.70%	373,358	1,923	2.06%
Borrowings	139,863	1,021	2.92%	143,425	1,151	3.21%
Junior subordinated obligations issued to unconsolidated trusts	25,774	158	2.45%	25,774	159	2.47%

Total interest-bearing liabilities	$1,142,491	$3,188	1.12%	$1,144,423	$4,188	1.46%

Non-interest bearing liabilities:
Demand deposits	175,565			163,554
Other liabilities	15,490			16,049
Shareholders’ equity	133,165			124,380

Total liabilities and shareholders’ equity	$1,466,711			$1,448,406

Net interest income (tax-equivalent)		$11,807			$11,687

Net interest rate spread			3.37%			3.37%
Net interest margin (tax-equivalent)			3.53%			3.56%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		(501)			(497)

Net interest income		$11,306			$11,190

(1)	Includes loans held-for-sale

	For the six months ended June 30,
	2011			2010
	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$9,243	$5	0.09%	$6,769	$3	0.09%
Taxable investment securities	360,444	5,746	3.19%	308,277	5,651	3.67%
Nontaxable investment securities	80,120	2,269	5.67%	75,022	2,214	5.90%
FHLB and FRB stock	8,559	224	5.24%	9,126	266	5.84%
Residential real estate loans(1)	331,601	8,666	5.23%	355,603	9,552	5.37%
Commercial loans and commercial real estate	237,151	5,851	4.93%	203,349	5,402	5.31%
Nontaxable commercial loans	9,253	238	5.15%	8,287	242	5.83%
Taxable leases (net of unearned discount)	25,084	737	5.88%	46,123	1,371	5.95%
Nontaxable leases (net of unearned discount)	12,338	395	6.41%	14,522	470	6.47%
Indirect auto loans	170,297	3,812	4.48%	182,487	4,710	5.16%
Consumer loans	90,347	1,798	3.98%	90,964	1,948	4.28%

Total interest-earning assets	$1,334,437	$29,741	4.46%	$1,300,529	$31,829	4.89%

Non-interest earning assets:
Other assets	134,256			138,231
Less: Allowance for credit losses	(10,868)			(10,059)
Net unrealized gains on securities available-for-sale	6,621			7,299

Total assets	$1,464,446			$1,436,000

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$153,228	$129	0.17%	$133,720	$272	0.41%
Savings deposits	105,286	112	0.21%	97,584	203	0.42%
MMDA deposits	379,797	894	0.47%	357,639	1,502	0.84%
Time deposits	340,238	2,934	1.72%	371,958	3,894	2.09%
Borrowings	138,246	2,083	3.01%	148,552	2,339	3.15%
Junior subordinated obligations issued to unconsolidated trusts	25,774	315	2.44%	25,774	313	2.43%

Total interest-bearing liabilities	$1,142,569	$6,467	1.13%	$1,135,227	$8,523	1.50%

Non-interest bearing liabilities:
Demand deposits	175,179			160,360
Other liabilities	15,741			16,643
Shareholders’ equity	130,957			123,770

Total liabilities and shareholders’ equity	$1,464,446			$1,436,000

Net interest income (tax-equivalent)		$23,274			$23,306

Net interest rate spread			3.33%			3.39%
Net interest margin (tax-equivalent)			3.47%			3.58%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		(985)			(995)

Net interest income		$22,289			$22,311

(1)	Includes loans held-for-sale

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

	For the three months ended June 30, 2011 Compared to June 30, 2010 Increase/(Decrease) Due To			For the six months ended June 30, 2011 Compared to June 30, 2010 Increase/(Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
Federal funds sold	$—	$—	$—	$2	$—	$2
Taxable investment securities	1,343	(1,263)	80	1,723	(1,628)	95
Non-taxable investment securities	311	(272)	39	254	(199)	55
FHLB and FRB stock	(15)	37	22	(16)	(26)	(42)
Real estate loans	(316)	(96)	(412)	(639)	(247)	(886)
Commercial loans and commercial real estate	1,180	(910)	270	1,394	(945)	449
Non-taxable commercial loans	74	(69)	5	54	(58)	(4)
Taxable leases (net of unearned income)	(290)	(7)	(297)	(618)	(16)	(634)
Non-taxable leases (net of unearned income)	(34)	(5)	(39)	(71)	(4)	(75)
Indirect loans	(187)	(292)	(479)	(302)	(596)	(898)
Consumer loans	(6)	(63)	(69)	(13)	(137)	(150)

Total interest-earning assets	2,060	(2,940)	(880)	1,768	(3,856)	(2,088)

Interest-bearing demand deposits	76	(144)	(68)	100	(243)	(143)
Savings deposits	44	(86)	(42)	43	(134)	(91)
MMDA deposits	187	(469)	(282)	251	(859)	(608)
Time deposits	(163)	(314)	(477)	(312)	(648)	(960)
Borrowings	(28)	(102)	(130)	(156)	(100)	(256)
Junior subordinated obligations issued to unconsolidated subsidiary trusts	—	(1)	(1)	—	2	2

Total interest-bearing liabilities	116	(1,116)	(1,000)	(74)	(1,982)	(2,056)

Net interest income (tax-equivalent)	$1,944	$(1,824)	$120	$1,841	$(1,873)	$(32)

Asset Quality and the Allowance for Credit Losses

The following table summarizes delinquent loans and leases grouped by the number of days delinquent at the dates indicated:

Delinquent loans and leases	June 30, 2011		March 31, 2011		December 31, 2010
	$	%(1)	$	%(1)	$	%(1)
	(Dollars in thousands)
30 days past due	$5,893	0.67%	$6,538	0.75%	$6,711	0.75%
60 days past due	1,788	0.20%	940	0.11%	1,083	0.12%
90 days past due and still accruing	78	0.01%	5	—%	19	—%
Non-accrual	8,262	0.94%	8,056	0.92%	8,474	0.95%

Total	$16,021	1.82%	$15,539	1.78%	$16,287	1.82%

(1)	As a percentage of total loans and leases, excluding deferred costs

Delinquent loans and leases (including non-performing) totaled $16.0 million at June 30, 2011, compared to $15.5 million at March 31, 2011 and $16.3 million at December 31, 2010. Approximately 37% of all delinquent loans and leases at the end of the second quarter were past due less than sixty days, compared with 42% at June 30, 2010 and 41% at December 31, 2010.

The following table represents information concerning the aggregate amount of non-performing assets (in thousands):

	June 30, 2011	March 31, 2011	December 31, 2010
Non-accruing loans and leases:
Residential real estate	$2,650	$3,544	$3,543
Commercial loans	1,277	1,275	1,212
Commercial real estate	2,992	1,639	2,084
Leases	311	635	697
Indirect auto	338	292	212
Other consumer loans	694	671	726

Total non-accruing loans and leases	8,262	8,056	8,474
Accruing loans and leases delinquent 90 days or more	78	5	19

Total non-performing loans and leases	8,340	8,061	8,493
Other real estate and repossessed assets	945	650	652

Total non-performing assets	$9,285	$8,711	$9,145

Nonperforming assets were $9.3 million or 0.63% of total assets at June 30, 2011, compared to $8.7 million or 0.59% of total assets at March 31, 2011 and $9.1 million or 0.63% of total assets at December 31, 2010. Included in nonperforming assets at the end of the second quarter are nonperforming loans and leases totaling $8.3 million, compared with $8.1 and $8.5 million at March 31, 2011 and December 31, 2010, respectively. Conventional residential mortgages comprised $2.7 million (37 loans) or 31.8% of nonperforming loans and leases at June 30, 2011. Nonperforming commercial loans and mortgages totaled $4.3 million (32 loans) or 51.2% of nonperforming loans and leases and nonperforming leases totaled $311,000 (12 leases) or 3.7% of nonperforming loans and leases at the end of the second quarter.

As a recurring part of our portfolio management program, we identified approximately $20.6 million in potential problem loans at June 30, 2011 as compared to $16.6 million at December 31, 2010. Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as “substandard.” At June 30, 2011, potential problem loans primarily consisted of commercial real estate, commercial loans and leases. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

We have a loan and lease monitoring program through which we believe we appropriately evaluate non-performing loans and leases and the loan and lease portfolio in general. The loan and lease review program continually evaluates the loan and lease portfolio to confirm management’s loan and lease risk rating system, and systematically tracks such problem loans and leases to ensure compliance with loan and lease policy underwriting guidelines, and to evaluate the adequacy of the allowance for credit losses.

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

For commercial loan and lease segments, we evaluate non-performing loans and leases with a principal balance in excess of $200,000 to determine if they are impaired. A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on the estimated fair value of the collateral. Loans with modified terms in which a concession to the borrower has been made that we would not otherwise consider unless the borrower was experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. As of June 30, 2011, there were $5.1 million in impaired loans and leases for which $800,000 in related allowance for credit losses was allocated. There were $3.9 million in impaired loans and leases for which $421,000 in related allowance for credit losses was allocated as of December 31, 2010.

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

The following table summarizes changes in the allowance for credit losses arising from loans and leases charged off, recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Balance at beginning of year	$10,678	$9,717	$10,683	$9,414
Loans and leases charged-off:
Residential real estate	50	90	150	90
Commercial loans	54	83	55	256
Commercial real estate	—	164	—	164
Leases	211	135	318	613
Indirect auto	101	56	138	129
Consumer	155	196	392	463

Total loans and leases charged off	571	724	1,053	1,715
Recoveries of loans and leases previously charged off:
Residential real estate	17	30	39	31
Commercial loans	104	8	110	24
Commercial real estate	5	—	5	—
Leases	132	8	188	19
Indirect auto	39	39	77	73
Consumer	119	120	274	257

Total recoveries	416	205	693	404

Net loans and leases charged off	155	519	360	1,311
Provision for credit losses	160	1,095	360	2,190

Balance at end of year	$10,683	$10,293	$10,683	$10,293

The provision for credit losses in the second quarter was down sharply from the year-ago quarter as a result of lower charge-offs in the current and most recent quarters, which is considered in management’s quarterly estimate of loan and lease loss provisions and the adequacy of the allowance for credit losses along with relatively stable asset quality metrics. The provision for credit losses was $160,000 and $360,000 in the quarter and six months ended June 30, 2011, respectively, compared to $1.1 million and $2.2 million in the year-ago periods, respectively.

Net charge-offs were $155,000 and $360,000 in the three months and six months ended June 30, 2011, respectively, compared with $519,000 and $1.3 million in the year-ago periods, respectively. Net charge-offs (annualized) equaled 0.07% and 0.08% of average loans and leases in the three months and six months ended June 30, 2011, respectively, compared to 0.23% and 0.29%, respectively, in the year ago periods. The decline in net charge-offs in 2011 is largely reflective of exceptionally low charge-offs in 2011 from levels in 2010 that were closer to our long-term historical average charge-off rates. The provision for credit losses as a percentage of net charge-offs was 103.2% and 100.0%, respectively, in the quarter and six months ended June 30, 2011, compared with 211.0% and 167.0%, respectively, in the quarter and six months ended June 30, 2010.

The allowance for credit losses was $10.7 million at June 30, 2011, which was unchanged from March 31, 2011 and December 31, 2010. The ratio of the allowance for credit losses to total loans and leases was 1.21% at June 30, 2011, compared with 1.22% at March 31, 2011 and 1.19% at December 31, 2010. The ratio of the allowance for credit losses to nonperforming loans and leases was 128% at June 30, 2011, compared with 133% at March 31, 2011 and 126% at December 31, 2010.

As discussed above, we assess a number of quantitative and qualitative factors at the individual portfolio level in determining the adequacy of the allowance for credit losses each quarter. In addition, we analyze certain broader, non-portfolio specific factors in assessing the adequacy of the allowance for credit losses, such as the allowance as a percentage of total loans and leases, the allowance as a percentage of non-performing loans and leases and the provision expense as a percentage of net charge-offs. As our asset quality metrics and net charge-off levels have improved in recent quarters, an increasing portion of the allowance for credit losses has been considered “unallocated,” which means it is not based on either quantitative or qualitative factors but on the broader, non-portfolio specific factors. At June 30, 2011, $1.2 million or 11.2% of the allowance for credit losses was considered to be “unallocated,” compared to $1.4 million or 12.7% of the allowance at March 31, 2011 and $874,000 or 8.2% of the allowance at December 31, 2010. We consider the current “unallocated” amount to be at or near a maximum level and, absent any material deterioration in credit quality from recent trends, or material growth in the loan and lease portfolio, some portion of this “unallocated” allowance may be reduced by future credit losses, which would have the effect of lowering the amount of provision expense relative to net charge-offs compared to recent quarters (e.g. less than dollar-for-dollar).

The following table presents certain asset quality ratios for the periods indicated:

	For three months ended June 30,		For six months ended June 30,
	2011	2010	2011	2010
Net loans and leases charged-off to average loans and leases, annualized	0.07%	0.23%	0.08%	0.29%
Provision for credit losses to average loans and leases, annualized	0.07%	0.49%	0.08%	0.49%
Allowance for credit losses to period-end loans and leases	1.21%	1.12%	1.21%	1.12%
Allowance for credit losses to non-performing loans and leases	128.1%	106.3%	128.1%	106.3%
Non-performing loans and leases to period-end loans and leases	0.95%	1.06%	0.95%	1.06%
Non-performing assets to period-end assets	0.63%	0.71%	0.63%	0.71%

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated, dollars in thousands:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Investment management income	$1,986	$1,828	$158	8.6%	$3,902	$3,635	$267	7.3%
Service charges on deposit accounts	1,096	1,146	(50)	(4.4)%	2,106	2,196	(90)	(4.1)%
Card-related fees	699	652	47	7.2%	1,352	1,243	109	8.8%
Insurance agency income	—	420	(420)	(100.0)%	—	766	(766)	(100.0)%
Bank-owned life insurance	255	266	(11)	(4.1)%	509	535	(26)	(4.9)%
Gain on the sale of loans	88	221	(133)	(60.2)%	376	414	(38)	(9.2)%
Other non-interest income	311	326	(15)	(4.6)%	776	631	145	23.0%

Total non-interest income	$4,435	$4,859	$(424)	(8.7)%	$9,021	$9,420	$(399)	(4.2)%

Non-interest income decreased $424,000 or 8.7% in the second quarter of 2011, compared with the second quarter of 2010. Investment management income increased $158,000 or 8.6% in the second quarter compared with the year-ago quarter as a result of the impact of the gains in equity markets over the past year on the value of assets under management. Insurance agency income decreased $420,000 in the second quarter compared with the second quarter of 2010 as we discontinued the operations of our insurance subsidiary upon the sale of substantially all of the insurance subsidiary’s assets in December 2010.

Gains on the sale of loans decreased $133,000 compared with the second quarter of 2010, and were down $200,000 from the first quarter of 2011 due to a drop in residential mortgage demand in our market.

Non-interest income comprised 28.2% of total revenue in the second quarter of 2011 compared with 30.3% in the year-ago quarter and 29.5% in the first quarter of 2011.

Non-interest income decreased $399,000 or 4.2% in the first half of 2011 compared with the year-ago period. Investment management income increased $267,000 or 7.3% as a result of the impact of the gains in equity markets over the past year on the value of assets under management. Insurance agency income decreased $766,000 due to the discontinuation of the operations of our insurance subsidiary. Non-interest income was 28.8% of total revenue in the first half of 2011 compared with 29.7% in the year-ago period.

Non-interest Expenses

The following table sets forth certain information on non-interest expenses for the periods indicated, dollars in thousands:

	For three months ended June 30,				For six months ended June 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Salaries and benefits	$5,305	$5,370	$(65)	(1.2)%	$10,835	$10,939	$(104)	(1.0)%
Occupancy and equipment	1,816	1,840	(24)	(1.3)%	3,646	3,680	(34)	(0.9)%
Communication expense	173	157	16	10.2%	323	333	(10)	(3.0)%
Office supplies and postage	301	300	1	0.3%	585	569	16	2.8%
Marketing expense	217	391	(174)	(44.5)%	480	684	(204)	(29.8)%
Amortization of intangible assets	241	290	(49)	(16.9)%	482	580	(98)	(16.9)%
Professional fees	860	829	31	3.7%	1,684	1,569	115	7.3%
FDIC insurance	401	404	(3)	(0.7)%	794	806	(12)	(1.5)%
Other operating expenses	1,509	1,382	127	9.2%	2,973	2,765	208	7.5%

Total operating expenses	$10,823	$10,963	$(140)	(1.3)%	$21,802	$21,925	$(123)	(0.6)%

Non-interest expenses were relatively unchanged in the quarter and six months ended June 30, 2011, compared to year-ago periods, reflecting close attention to expense control and the elimination of expenses related to the discontinued operations of our insurance subsidiary in December 2010.

The Company’s efficiency ratio was 68.8% in the second quarter of 2011 compared with 68.3% in the year-ago quarter and 70.5% in the first quarter of 2011. Our efficiency ratio was 69.6% in the six months ended June 30, 2011 compared with 69.1% for the six months ended June 30, 2010.

Income Taxes

The Company’s effective tax rate was 26.9% and 25.8% for the three months and six months ended June 30, 2011, respectively, compared with 25.0% and 24.6% in the year-ago periods, respectively.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

General

Total assets were $1.5 billion at June 30, 2011, which was an increase of $20.8 million from December 31, 2010.

Securities available-for-sale increased $45.4 million, and total loans and leases, net of unearned income and deferred costs, decreased $15.4 million in the first half of 2011, due to weak loan demand, an exceptionally competitive lending environment, and the planned run off of our lease portfolio.

Securities

Investment securities totaled $459.8 million at June 30, 2011, compared with $414.4 million at December 31, 2010. Our portfolio is comprised entirely of investment grade securities, most of which are rated “AAA” by one or more of the nationally recognized rating agencies. The breakdown of our securities portfolio at June 30, 2011 is 80% guaranteed mortgage-backed securities, 18% municipal securities and 1% obligations of U.S. government-sponsored corporations. Mortgage-backed securities, which totaled $368.0 million at June 30, 2011, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the United States government. The average life of the mortgage-backed securities portfolio is approximately 4 years. We do not invest in any securities backed by sub-prime, Alt-A or other high-risk mortgages. We do not hold any preferred stock, corporate debt or trust preferred securities in its investment portfolio.

We had net unrealized gains of approximately $10.5 million in our securities portfolio at June 30, 2011, compared with net unrealized gains of $6.0 million at December 31, 2010.

Loans and Leases

Total loans and leases, net of unearned income and deferred costs, were $883.2 million at June 30, 2011, compared with $878.4 million at March 31, 2011 and $898.5 million at December 31, 2010. Loan originations (excluding lines of credit) totaled $53.8 million in the second quarter, compared with $67.0 million in the year-ago quarter and $50.9 million in the first quarter of 2011. Total loan originations were $104.8 million in the first half of 2011, compared with $113.3 million in the first half of 2010. Originations of residential mortgages and indirect auto loans were lower in the first half of 2011 compared with the first half of 2010 due generally to soft market conditions, while commercial loan originations were up 53.8% over the first half of 2010 as the result of the success of our expanded commercial banking group in increasing our share of the local commercial market.

Residential mortgages outstanding decreased $4.9 million from the end of 2010, but were unchanged from the end of the first quarter of 2011. Originations of residential mortgages totaled $18.0 million in the second quarter, compared with $27.1 million in the year-ago quarter and $18.2 million in the first quarter of 2011. Originations in the first half of 2011 totaled $36.2 million, compared to $46.4 million in the year-ago period.

Commercial loans and mortgages increased $10.0 million from the end of 2010, including an increase of $13.9 million in the second quarter. Originations of commercial loans and mortgages in the second quarter (excluding lines of credit) totaled $17.7 million, compared with $13.3 million in the year-ago quarter and $16.5 million in the first quarter of 2011. Originations in the first half of 2011 totaled $34.2 million, compared to $22.2 million in the year-ago period.

Indirect auto loans decreased $10.7 million from the end of 2010, and were $4.8 million lower than the end of the first quarter. We originated $17.3 million of indirect auto loans in the second quarter, compared with $25.3 million in the year-ago quarter and $15.6 million in the first quarter of 2011. We originate auto loans through a network of reputable, well established automobile dealers located in Central and Western New York. Applications received through our indirect lending program are subject to the same comprehensive underwriting criteria and procedures as employed in our direct lending programs.

The following table sets forth the composition of our loan and lease portfolio at the dates indicated, dollars in thousands:

	June 30, 2011	Percent	December 31, 2010	Percent
Residential real estate	$330,059	37.5%	$334,967	37.4%
Commercial loans	140,264	15.9%	133,787	14.9%
Commercial real estate	119,628	13.6%	116,066	13.0%
Leases (net of unearned income)	33,591	3.9%	42,466	4.8%
Indirect auto	165,440	18.8%	176,125	19.7%
Other consumer loans	90,921	10.3%	91,619	10.2%

Total loans and leases	879,903	100.0%	895,030	100.0%

Net deferred loan costs	3,282		3,507

	883,185		898,537
Allowance for credit losses	(10,683)		(10,683)

Net loans and leases	$872,502		$887,854

Deposits

Deposits totaled $1.1 billion at the end of the second quarter, which was a decrease of $52.8 million in the second quarter, which followed an increase of $28.8 million in the first quarter. The decline resulted mainly from a $47.0 million decrease in municipal deposits due to normal seasonal municipal cash flows. Our deposit mix remains favorably weighted in lower cost demand, savings and money market accounts, which comprised 69.7% of total deposits at the end of the second quarter, compared with 69.9% at December 31, 2010.

The following table sets forth the composition of our deposits by business line at the dates indicated, dollars in thousands:

	June 30, 2011
	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$43,597	$126,012	$3,716	$173,325	15.6%
Interest checking	107,598	12,711	23,407	143,716	12.9%

Total checking	151,195	138,723	27,123	317,041	28.5%

Savings	95,174	11,550	3,015	109,739	9.9%
Money market	86,714	113,822	146,648	347,184	31.3%
Time deposits	247,748	24,518	64,335	336,601	30.3%

Total deposits	$580,831	$288,613	$241,121	$1,110,565	100.0%

	December 31, 2010
	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$41,962	$133,979	$3,977	$179,918	15.9%
Interest checking	109,682	12,906	29,306	151,894	13.3%

Total checking	151,644	146,885	33,283	331,812	29.2%

Savings	88,785	11,646	2,668	103,099	9.1%
Money market	88,870	109,282	159,733	357,885	31.5%
Time deposits	257,489	23,677	60,636	341,802	30.2%

Total deposits	$586,788	$291,490	$256,320	$1,134,598	100.0%

Liquidity

Alliance’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, to take advantage of market interest rate opportunities, and to pay dividends to Alliance. Funding loan and lease commitments, providing for deposit outflows, settling other liabilities when they come due and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits, borrowings and other liabilities. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. Our Asset Liability Committee (“ALCO”) is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of June 30, 2011, liquidity as measured by the Bank is in compliance with and exceeds its policy guidelines.

Our principal sources of funds for operations are cash flows generated from earnings, deposit inflows, loan and lease repayments, investment amortization and maturities, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the six months ended June 30, 2011, cash and cash equivalents decreased by $8.8 million, as net cash used in investing activities of $30.3 million exceeded net cash provided by operating and financing activities of $21.5 million. Net cash used in investing activities primarily resulted from securities purchases exceeding maturities, sales and principal repayments by $42.5 million partly offset by a net decrease in loans and leases of $14.3 million. Net cash provided by financing activities in the first half of 2011 principally reflects a $38.6 million net increase in borrowings, partly reduced by a net decrease in deposits of $24.0 million and cash dividends of $2.8 million. Net cash from operating activities was primarily provided by net income in the amount of $6.8 million and proceeds from sale of loans and held-for-sale of $17.0 million, partly reduced by originations of loans held-for-sale of $14.7 million.

As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and investment securities that have been pledged as collateral. As of June 30, 2011, our credit limit with the FHLB was $296.3 million. The total of our outstanding borrowings from the FHLB on that date was $157.0 million.

We had a $140.9 million line of credit at June 30, 2011 with the Federal Reserve Bank of New York through its Discount Window. We have pledged indirect auto loans and investment securities totaling $165.6 million and $5.4 million, respectively, at June 30, 2011. At June 30, 2011, we also had available $78.5 million of unsecured federal funds lines of credit with other financial institutions. We did not draw any amounts on any of these lines during the quarter other than an overnight test to confirm their availability. There were no amounts outstanding on any of these lines at June 30, 2011.

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

June 30, 2011
Total assets	$1,475,425
Less: Goodwill and intangible assets, net	39,000

Tangible assets (non-GAAP)	$1,436,425

Total Common Equity	140,134
Less: Goodwill and intangible assets, net	39,000

Tangible Common Equity (non-GAAP)	101,134

Total Equity/Total Assets	9.50%
Tangible Common Equity/Tangible Assets (non-GAAP)	7.04%

Shareholders’ equity was $140.1 million at June 30, 2011, compared with $133.1 million at December 31, 2010. Net income increased shareholders’ equity by $6.8 million during the first half of 2011 which was partially offset by dividends declared of $2.8 million or $0.60 per common share. Accumulated other comprehensive income included in shareholders’ equity increased $2.8 million during 2011 due primarily to higher net unrealized gains on securities available-for-sale, resulting from lower interest rates during 2011 and other market factors.

The Bank’s Tier 1 leverage ratio was 7.94% and its total risk-based capital ratio was 14.37% at the end of the second quarter, both of which comfortably exceeded the regulatory thresholds required to be classified as a well-capitalized institution, which are 5.0% and 10.0%, respectively. As provided above, our tangible common equity capital ratio was 7.04% at June 30, 2011.

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

As of December 31, 2010, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. Management believes that, as of June 30, 2011, Alliance and the Bank met all capital adequacy requirements to which they were subject.

The following table compares our actual capital amounts and ratios with those needed to qualify for the “well capitalized” category, which is the highest capital category as defined in the regulations, dollars in thousands:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount		Ratio
As of June 30, 2011
Total risk-based capital
Alliance	$132,369	15.27%	$69,353	≥	8.00%	$	N/A	N/A
Bank	123,624	14.37%	68,831	≥	8.00%		86,039	≥10.00%
Tier 1 capital
Alliance	121,577	14.02%	34,677	≥	4.00%		N/A	N/A
Bank	112,919	13.12%	34,415	≥	4.00%		51,623	≥6.00%
Leverage
Alliance	121,577	8.51%	57,171	≥	4.00%		N/A	N/A
Bank	112,919	7.94%	56,894	≥	4.00%		71,118	≥5.00%

As of December 31, 2010
Total risk-based capital
Alliance	$127,629	14.65%	$69,684	≥	8.00%	$	N/A	N/A
Bank	119,203	13.79%	69,136	≥	8.00%		86,420	≥10.00%
Tier 1 capital
Alliance	116,943	13.43%	34,842	≥	4.00%		N/A	N/A
Bank	108,517	12.56%	34,568	≥	4.00%		51,852	≥6.00%
Leverage
Alliance	116,943	8.28%	56,493	≥	4.00%		N/A	N/A
Bank	108,517	7.72%	56,202	≥	4.00%		70,253	≥5.00%

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

The most significant accounting policies followed by Alliance are presented in Note 1 to the consolidated financial statements included in the 2010 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan and lease losses, accrued income taxes, and the impairment analysis of goodwill and other intangible assets to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

The allowance for credit losses represents management’s estimate of probable credit losses in the loan and lease portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements contained in this Quarterly Report on Form 10-Q describes the methodology used to determine the allowance for credit losses, and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in this report.

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

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case (no rate change) information in the table shows (1) an estimate of Alliance’s net portfolio value at June 30, 2011 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income for the twelve months ending June 30, 2012 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current (June 30, 2011) rate levels and repricing balances are adjusted to current (June 30, 2011) rate levels. The rate change information (rate shocks) in the table shows estimates of net portfolio value at June 30, 2011 and net interest income for the twelve months ending June 30, 2012 assuming instantaneous rate changes of up 100, 200, and 300 basis points and down 100 basis points. Cash flows for non-maturity deposits are based on a decay or runoff rate based on average account age. Rate changes in the rate shock scenario are assumed to be shock or immediate changes and occur uniformly across the yield curve. In projecting future net interest income under the rate shock scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed post shock rate levels. Balances that reprice are assumed to reprice at post shock rate levels.

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

	Net Portfolio Value at June 30, 2011			Net Interest Income Twelve Months Ending June 30, 2012
		Change from Base			Change from Base
Rate Change Scenario	Amount	Dollar	Percent	Amount	Dollar	Percent
	(Dollars in thousands)
+300 basis point rate shock	$271,700	$(38,706)	(12.5)%	$33,403	$(12,097)	(26.6)%
+200 basis point rate shock	285,380	(25,026)	(8.1)%	37,333	(8,167)	(17.9)%
+100 basis point rate shock	297,324	(13,082)	(4.2)%	43,352	(2,148)	(4.7)%
Base case (no rate change)	310,406	—	—%	45,500	—	—%
-100 basis point rate shock	303,433	(6,973)	(2.3)%	44,428	(1,072)	(2.4)%

Item 4.	Controls and Procedures

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

We are subject to claims and legal actions in the ordinary course of business. We believe that all such claims and actions currently pending against us, if any, are either adequately covered by insurance or would not have a material adverse affect on us if decided in a manner unfavorable to us.

Item 1A	Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors” in our 2010 Annual Report on Form 10-K. There are no material changes in the risk factors relevant to our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) Not applicable

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE FINANCIAL CORPORATION

Date: August 9, 2011	/s/ Jack H. Webb
Jack H. Webb
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2011	/s/ J. Daniel Mohr
J. Daniel Mohr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1*	Restated Certificate of Incorporation of Alliance

3.2*	Amended and Restated Bylaws of Alliance

4.1	Rights Agreement dated October 19, 2001 between Alliance Financial Corporation and American Stock Transfer & Trust Company, including the Certificate of Amendment to Alliance’s Certificate of Incorporation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference to exhibit 4.1 to Alliance’s Form 8-A12G filed with the SEC on October 25, 2001)

31.1*	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Financial statements from the quarterly report on Form 10-Q of Alliance Financial Corporation for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.