Form 10-Q
period 2011-09-30
ALLIANCE FINANCIAL CORP /NY/
filed 2011-11-09
CIK 796317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, on November 1, 2011 was 4,763,488 shares.

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

PART I. FINANCIAL INFORMATION

Alliance Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$25,001	$32,501
Fed funds sold	18,000	—

Cash and cash equivalents	43,001	32,501
Securities available-for-sale	409,155	414,410
Federal Home Loan Bank of New York (“FHLB”) and Federal Reserve Bank (“FRB”) stock	8,447	8,652
Loans held-for-sale	1,543	2,940
Loans and leases, net of unearned income and deferred costs	873,166	898,537
Allowance for credit losses	(11,294)	(10,683)

Net loans and leases	861,872	887,854

Premises and equipment, net	17,793	18,975
Accrued interest receivable	4,445	4,149
Bank-owned life insurance	29,180	28,412
Goodwill	30,844	30,844
Intangible assets, net	7,916	8,638
Other assets	16,587	17,247

Total assets	$1,430,783	$1,454,622

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing deposits	$182,103	$179,918
Interest-bearing deposits	925,958	954,680

Total deposits	1,108,061	1,134,598
Borrowings	135,181	142,792
Accrued interest payable	1,143	1,391
Other liabilities	17,487	16,936
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	25,774

Total liabilities	1,287,646	1,321,491

Shareholders’ equity
Preferred stock – par value $1.00 a share; 900,000 shares authorized, none issued and outstanding	—	—
Preferred stock – par value $1.00 a share; 100,000 shares authorized, Fixed Rate Cumulative Perpetual Preferred Stock, Series A, none issued and outstanding	—	—
Common stock— par value $1.00; 10,000,000 shares authorized, 5,069,924 and 5,051,347 shares issued; and 4,747,612 and 4,729,035 shares outstanding, respectively	5,070	5,051
Surplus	46,336	45,620
Undivided profits	98,514	92,380
Accumulated other comprehensive income	5,177	1,713
Directors’ stock-based deferred compensation plan (131,745 and 120,237 shares, respectively)	(3,304)	(2,977)
Treasury stock, at cost: 322,312 shares	(8,656)	(8,656)

Total shareholders’ equity	143,137	133,131

Total liabilities & shareholders’ equity	$1,430,783	$1,454,622

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans and leases	$10,448	$11,549	$31,731	$35,002
Federal funds sold and interest bearing deposits	—	1	5	4
Interest and dividends on taxable securities	2,880	2,869	8,849	8,787
Interest and dividends on nontaxable securities	733	683	2,232	2,143

Total interest income	14,061	15,102	42,817	45,936

Interest expense:
Deposits:
Savings accounts	54	95	166	298
Money market accounts	377	645	1,271	2,147
Time accounts	1,404	1,739	4,337	5,633
NOW accounts	49	127	179	399

Total deposits	1,884	2,606	5,953	8,477
Borrowings:
Repurchase agreements	206	210	619	622
FHLB advances	816	955	2,486	2,882
Junior subordinated obligations issued to unconsolidated subsidiary trusts	158	171	473	484

Total interest expense	3,064	3,942	9,531	12,465

Net interest income	10,997	11,160	33,286	33,471
Provision for credit losses	750	1,095	1,110	3,285

Net interest income after provision for credit losses	10,247	10,065	32,176	30,186

Non-interest income:
Investment management income	1,948	1,804	5,850	5,439
Service charges on deposit accounts	1,194	1,178	3,299	3,374
Card-related fees	687	649	2,039	1,892
Insurance agency income	—	328	—	1,093
Income from bank-owned life insurance	258	260	768	795
Gain on the sale of loans	245	323	621	738
Gain on sale of securities available-for-sale	1,325	308	1,325	308
Other non-interest income	262	289	1,038	920

Total non-interest income	5,919	5,139	14,940	14,559

Non-interest expense:
Salaries and employee benefits	5,573	5,576	16,407	16,515
Occupancy and equipment expense	1,833	1,771	5,479	5,451
Communication expense	124	158	448	491
Office supplies and postage expense	283	305	868	874
Marketing expense	193	207	673	892
Amortization of intangible assets	241	289	722	869
Professional fees	736	762	2,420	2,330
FDIC insurance premium	49	389	844	1,195
Other non-interest expense	2,107	1,753	5,080	4,517

Total non-interest expense	11,139	11,210	32,941	33,134

Income before income tax expense	5,027	3,994	14,175	11,611
Income tax expense	1,360	904	3,723	2,780

Net income	$3,667	$3,090	$10,452	$8,831

Net income per share:
Basic earnings per share	$0.77	$0.66	$2.20	$1.90
Diluted earnings per share	$0.77	$0.66	$2.20	$1.89
Cash dividends declared per share	$0.31	$0.30	$0.91	$0.86

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except per share data)

	Issued and Outstanding Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Directors’ Deferred Stock	Total
Balance at January 1, 2010	4,614,921	$4,937	$43,013	$86,194	$946	$(8,656)	$(2,499)	$123,935

Comprehensive income:
Net income	—	—	—	8,831	—	—	—	8,831
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	4,322	—	—	4,322
Change in accumulated unrealized losses and prior service costs for retirement plans	—	—	—	—	86	—	—	86

Total comprehensive income	—	—	—	8,831	4,408	—	—	13,239

Retirement of common stock	(629)	(1)	(16)	—	—	—	—	(17)
Issuance of restricted stock	34,097	34	(34)	—	—	—	—	—
Amortization of restricted stock	—	—	246	—	—	—	—	246
Stock options exercised	50,348	51	892	—	—	—	—	943
Tax benefit of stock-based compensation	—	—	176	—	—	—	—	176
Cash dividend $0.86 per common share	—	—	—	(4,019)	—	—	—	(4,019)
Directors’ deferred stock plan purchase	—	—	396	—	—	—	(396)	—

Balance at September 30, 2010	4,698,737	$5,021	$44,673	$91,006	$5,354	$(8,656)	$(2,895)	$134,503

Balance at January 1, 2011	4,729,035	$5,051	$45,620	$92,380	$1,713	$(8,656)	$(2,977)	$133,131

Comprehensive income:
Net income	—	—	—	10,452	—	—	—	10,452
Other comprehensive income, net of taxes:
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	3,371	—	—	3,371
Change in accumulated unrealized losses and prior service costs for retirement plans	—	—	—	—	93	—	—	93

Total comprehensive income	—	—	—	10,452	3,464	—	—	13,916

Retirement of common stock	(3,447)	(3)	(100)	—	—	—	—	(103)
Issuance of restricted stock	17,839	18	(18)	—	—	—	—	—
Forfeiture of restricted stock	(200)	—	(1)	—	—	—	—	(1)
Amortization of restricted stock	—	—	367	—	—	—	—	367
Stock options exercised	4,385	4	98	—	—	—	—	102
Tax benefit of stock-based compensation	—	—	43	—	—	—	—	43
Cash dividend $0.91 per common share	—	—	—	(4,318)	—	—	—	(4,318)
Directors’ deferred stock plan purchase	—	—	350	—	—	—	(350)	—
Directors’ deferred stock plan distribution	—	—	(23)	—	—	—	23	—

Balance at September 30, 2011	4,747,612	$5,070	$46,336	$98,514	$5,177	$(8,656)	$(3,304)	$143,137

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Other comprehensive income, before tax:
Change in pension and post-retirement liabilities	$51	$50	$152	$140
Unrealized gains on securities:
Net unrealized holding gains arising during period	2,285	182	6,822	7,314
Reclassification adjustment for security gains included in net income	(1,325)	(308)	(1,325)	(308)

Other comprehensive income (loss) before tax	1,011	(76)	5,649	7,146
Income tax (expense) benefit related to other comprehensive income	(392)	30	(2,185)	(2,738)

Other comprehensive income (loss), net of tax	619	(46)	3,464	4,408
Net income	3,667	3,090	10,452	8,831

Comprehensive income	$4,286	$3,044	$13,916	$13,239

The accompanying notes are an integral part of the consolidated financial statements

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flow (Unaudited)

	Nine months ended September 30,
(In thousands)	2011	2010
Operating Activities:
Net Income	$10,452	$8,831

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,110	3,285
Depreciation expense	1,632	1,780
Increase in surrender value of life insurance	(768)	(795)
Provision for deferred income taxes	(1,560)	(112)
Amortization of investment security discounts and premiums, net	2,381	1,808
Net gain on sale of securities available-for-sale	(1,325)	(308)
Net loss (gain) on sale of premises and equipment	2	(43)
Proceeds from the sale of loans held-for-sale	30,369	40,454
Origination of loans held-for-sale	(28,593)	(40,385)
Gain on sale of loans held-for-sale	(621)	(738)
Gain on foreclosed real estate	(61)	(41)
Amortization of capitalized servicing rights	278	225
Amortization of intangible assets	722	869
Restricted stock expense, net	366	246
Amortization of prepaid FDIC insurance premium	764	1,101
Impairment loss on fixed assets	570	—
Change in other assets and liabilities	(292)	(3,855)

Net cash provided by operating activities	15,426	12,322

Investing Activities:
Proceeds from maturities, redemptions, calls and principal repayments of investment securities available-for-sale	73,299	79,750
Proceeds from sales of investment securities available-for-sale	57,824	9,571
Purchase of investment securities available-for-sale	(121,427)	(117,413)
Purchase of FHLB and FRB stock	(13,093)	(10,512)
Redemption of FHLB stock	13,298	11,799
Net decrease in loans and leases	24,213	9,674
Purchases of premises and equipment	(1,022)	(910)
Proceeds from the sale of premises and equipment	—	121
Proceeds from disposition of foreclosed assets	703	339

Net cash provided by (used) in investing activities	33,795	(17,581)

Financing Activities:
Net (decrease) increase in checking, savings and money market accounts	(10,981)	83,359
Net decrease in time accounts	(15,556)	(33,907)
Net decrease in short-term borrowings	(2,611)	(19,773)
Payments on long-term borrowings	(15,000)	(10,000)
Proceeds from long-term borrowings	10,000	—
Proceeds from the exercise of stock options	102	943
Retirement of common stock	(103)	(17)
Tax benefit of stock-based compensation	43	176
Purchase of shares for directors’ deferred stock-based plan	(350)	(396)
Cash dividends paid to common shareholders	(4,265)	(3,901)

Net cash (used in) provided by financing activities	(38,721)	16,484

Net increase in cash and cash equivalents	10,500	11,225
Cash and cash equivalents at beginning of period	32,501	26,696

Cash and cash equivalents at end of period	$43,001	$37,921

Supplemental Disclosures of Cash Flow Information:
Interest received during the period	$42,521	$45,315
Interest paid during the period	9,779	13,144
Income taxes	5,048	4,153
Non-cash investing activities:
Change in unrealized gain/loss on available-for-sale securities	5,497	7,006
Transfer of loans to other real estate	659	364
Non-cash financing activities:
Common dividend declared and unpaid	1,472	1,292

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Nature of Operations

Alliance Financial Corporation (“Alliance”) is a financial holding company which owns and operates Alliance Bank, N.A. (the “Bank”), Alliance Financial Capital Trust I, Alliance Financial Capital Trust II (collectively the “Capital Trusts”) and Alliance Agency, Inc., formerly Ladd’s Agency, Inc. The Company provides financial services through the Bank from 29 retail branches and customer service facilities in the New York counties of Cortland, Madison, Oneida, Onondaga and Oswego, and from a Trust Administration Center in Buffalo, NY. Primary services include commercial, retail and municipal banking, consumer finance, mortgage financing and servicing, and investment management services. The Capital Trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The Bank has a majority interest in the subsidiary, Alliance Preferred Funding Corp., which is engaged in residential real estate activity, and a wholly-owned subsidiary, Alliance Leasing, Inc., which was engaged in commercial equipment financing activity in over thirty states until the third quarter of 2008, at which time Alliance Leasing, Inc. ceased the origination of new leases.

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited financial statements were prepared in accordance with the instructions for the Quarterly Report on Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of Alliance, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2010 and for the three-year period then ended, included in the Alliance’s Annual Report on Form 10-K for the year ended December 31, 2010. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part I. Certain amounts from prior year periods are reclassified, when necessary, to conform to the current period presentation.

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the nine months ended September 30, 2011 and 2010.

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

Allowance for Credit Losses

The allowance for credit losses represents management’s best estimate of probable incurred losses in Alliance’s loan and lease portfolio. Management’s quarterly evaluation of the allowance for credit losses is a comprehensive analysis that builds a total allowance by evaluating the probable incurred losses within each loan and lease portfolio segment. Alliance’s portfolio segments are as follows: commercial loans and commercial real estate loans, commercial leases, residential real estate, indirect consumer loans and other consumer loans. Alliance’s allowance for credit losses consists

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

of specific valuation allowances based on probable incurred credit losses on specific loans, historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends and general valuation allowances based on general economic conditions and other qualitative risk factors both internal and external to the organization.

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

Income Recognition on Impaired and Non-Accrual Loans and Leases

Loans and leases, including impaired loans or leases, are generally classified as non-accrual if they are past due as to maturity of payment of principal or interest for a period of more than 90 days unless they are well secured and are in the process of collection. While a loan or loss is classified as non-accrual and the future collectability of the recorded loan or lease balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding.

Directors Stock-Based Deferral Plan

In accordance with Accounting Standards Codification (“ASC”) Topic 710-10-05-08, “Deferred Compensation-Rabbi Trusts,” the stock held in the trust is classified in equity similar to the manner in which treasury stock is classified.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-2, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”. ASU 2011-2 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. ASU 2011-2 is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.

As a result of adopting the amendments in ASU No. 2011-02, we reassessed loan and lease modifications that occurred on or after January 1, 2011 to determine if they constituted a troubled debt restructuring under the guidance in ASU No. 2011-02. Certain loans and leases for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology met the new guidance under ASU 2011-02 and have been classified as a troubled debt restructure. Upon classifying those loans and leases as troubled debt restructurings, we measured them for impairment under the accounting guidance in ASC Topic 310 for impaired loans. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance for those receivables newly identified as impaired. At September 30, 2011, the first interim period of adoption, the recorded investment in loans and leases for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now considered to be impaired was $359,000, and the allowance for credit losses associated with those loans and leases, on the basis of a current evaluation loss was $5,000.

In May 2011, FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs.” The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are effective during interim and annual periods beginning after December 15, 2011. We do not expect the adoption to have a material impact on our consolidated statements of financial position, results of operation or cash flows.

In June 2011, FASB issued ASU 2011-05,”Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Under ASU 2011-5, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-5 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments in ASU 2011-5 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of this amendment will result in our consolidated statement of comprehensive income to immediately follow the consolidated statements of income.

In September 2011, FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, “Intangibles-Goodwill and Other.” The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We plan to adopt ASU 2011-08 during the fourth quarter of 2011 and do not expect the adoption to have a material impact on our consolidated statements of financial position results of operation or cash flows.

2. Securities

The amortized cost and estimated fair value of securities for the dates indicated (in thousands):

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Obligations of U.S. government-sponsored corporations	$3,320	$91	$—	$3,411
Obligations of states and political subdivisions	80,297	3,645	5	83,937
Mortgage-backed securities – residential	309,191	7,743	154	316,780

Total debt securities	392,808	11,479	159	404,128
Stock Investments:
Equity securities	1,852	47	—	1,899
Mutual funds	3,000	128	—	3,128

Total stock investments	4,852	175	—	5,027

Total available-for-sale	$397,660	$11,654	$159	$409,155

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Obligations of U.S. government-sponsored corporations	$4,020	$166	$—	$4,186
Obligations of states and political subdivisions	77,246	1,624	658	78,212
Mortgage-backed securities – residential	324,294	5,716	1,000	329,010

Total debt securities	405,560	7,506	1,658	411,408
Stock Investments:
Equity securities	1,852	143	—	1,995
Mutual funds	1,000	25	18	1,007

Total stock investments	2,852	168	18	3,002

Total available-for-sale	$408,412	$7,674	$1,676	$414,410

As of September 30, 2011 and December 31, 2010, the mortgage-backed securities portfolio was comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, which in turn, are backed by the United States government.

At September 30, 2011 and December 31, 2010, securities with a carrying value of $403.2 million and $402.3 million, respectively, were pledged as collateral for certain deposits and for other purposes as required or permitted by law. Alliance recognized gross gains on sales of securities of $1.3 million for the three and nine month period ending September 30, 2011, respectively. We recognized gross gains on sales of securities of $308,000 for the three and nine months ended September 30, 2010, respectively. The tax provision related to these net realized gains was $513,000 and $119,000, respectively.

The amortized cost and estimated fair value of debt securities for the dates indicated, by contractual maturity, are shown below (in thousands). The maturities of mortgage-backed securities are based on the average life of the security. All other expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Amortized Cost	Estimated Fair Value
Due in one year or less	$84,405	$86,439
Due after one year through five years	184,940	189,933
Due after five years through ten years	94,696	98,305
Due after ten years	28,767	29,451

Total debt securities	$392,808	$404,128

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated are as follows (in thousands):

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	September 30, 2011
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Obligations of states and political subdivisions	$189	$4	$245	$1	$434	$5
Mortgage-backed securities – residential	22,498	72	1,532	82	24,030	154

Total temporarily impaired securities	$22,687	$76	$1,777	$83	$24,464	$159

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Obligations of states and political subdivisions	$21,482	$658	$—	$—	$21,482	$658
Mortgage-backed securities – residential	58,211	909	1,579	91	59,790	1,000

Subtotal debt securities	79,693	1,567	1,579	91	81,272	1,658
Mutual funds	—	—	482	18	482	18

Total temporarily impaired securities	$79,693	$1,567	$2,061	$109	$81,754	$1,676

Management does not believe any individual unrealized loss as of September 30, 2011 represents an other-than-temporary impairment. A total of 10 available-for-sale securities were in a continuous unrealized loss position for less than 12 months and 5 securities for 12 months or longer. The unrealized losses relate primarily to securities issued by FNMA, GNMA, FHLMC, and various political subdivisions within the State of New York. These unrealized losses are primarily attributable to changes in interest rates and other market conditions such as the variability of risk premiums demanded by investors. Alliance does not intend to sell these securities and does not believe it will be required to sell them prior to recovery of the amortized cost.

3. Loans and Leases

The following table presents loans and leases at the dates indicated (in thousands):

	September 30,	December 31,
	2011	2010
Residential real estate	$328,862	$334,967
Commercial loans	137,751	133,787
Commercial real estate	121,553	116,066
Leases	32,369	47,549
Consumer
Indirect auto loans	161,623	176,125
Home equity loans	80,039	79,162
Other consumer loans	11,250	12,457

Total	873,447	900,113
Less: Unearned income	(3,549)	(5,083)
Net deferred loan costs	3,268	3,507

Total loans and leases	873,166	898,537
Allowance for credit losses	(11,294)	(10,683)

Net loans and leases	$861,872	$887,854

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Non-accrual and Past Due Loans and Leases

Non-accrual loans and leases and loans past due 90 days still accruing include both smaller balance homogeneous loans and leases that are collectively evaluated for impairment and individually classified as impaired loans. The following tables present non-accrual loans and leases and loans and leases 90 days past due and still accruing at the dates indicated (in thousands):

	September 30, 2011
	Non-accrual	Greater than 90 Days Past Due and Still Accruing	Non-performing Loans and Leases

Commercial	$4,748	$—	$4,748
Commercial real estate	3,458	—	3,458
Leases	149	—	149
Residential real estate	3,033	—	3,033
Consumer:
Indirect	301	—	301
Home equity loans	402	—	402
Other consumer	101	—	101

Total	$12,192	$—	$12,192

	December 31, 2010
	Non-accrual	Greater than 90 Days Past Due and Still Accruing	Non-performing Loans and Leases
Commercial	$1,212	$—	$1,212
Commercial real estate	2,084	—	2,084
Leases	697	—	697
Residential real estate	3,543	—	3,543
Consumer:
Indirect	212	10	222
Home equity loans	567	—	567
Other consumer	159	9	168

Total	$8,474	$19	$8,493

The following tables present the aging of past due loans and leases, including non-accrual loans and leases, at the dates indicated (in thousands):

	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Leases
Commercial	$50	$42	$1,635	$1,727	$136,024	$137,751
Commercial real estate	418	549	1,021	1,988	119,565	121,553
Leases, net of unearned income	38	—	121	159	28,661	28,820
Residential real estate	3,435	705	3,006	7,146	321,716	328,862
Consumer:
Indirect	606	103	71	780	160,843	161,623
Home equity loans	146	27	219	392	79,647	80,039
Other	54	55	31	140	11,110	11,250

Total	$4,747	$1,481	$6,103	$12,331	$857,567	$869,898

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Leases
Commercial	$520	$361	$1,077	$1,958	$131,829	$133,787
Commercial real estate	1,511	308	934	2,753	113,313	116,066
Leases, net of unearned income	203	306	172	681	41,785	42,466
Residential real estate	4,000	440	3,543	7,983	326,984	334,967
Consumer:
Indirect	969	58	94	1,121	175,004	176,125
Home equity loans	238	67	400	705	78,457	79,162
Other	138	27	63	228	12,229	12,457

Total	$7,579	$1,567	$6,283	$15,429	$879,601	$895,030

Allowance For Credit Losses

The following tables summarize activity in the allowance for credit losses and the recorded investment by portfolio segment and based on impairment method for the periods indicated (in thousands):

	Three months ended September 30, 2011
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$6,338	$853	$767	$779	$751	$1,195	$10,683
Charge-offs	(81)	(15)	—	(105)	(310)		(511)
Recoveries	14	178	3	73	104		372

Net charge-offs	(67)	163	3	(32)	(206)		(139)
Provision	824	(381)	(8)	68	220	27	750

Ending Balance	$7,095	$635	$762	$815	$765	$1,222	$11,294

	Three months ended September 30, 2010
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,636	$2,061	$1,137	$935	$737	$787	$10,293
Charge-offs	(113)	(615)	(33)	(45)	(313)		(1,119)
Recoveries	4	19	23	41	110		197
Net charge-offs	(109)	(596)	(10)	(4)	(203)		(922)
Provision	444	101	165	42	233	110	1,095

Ending Balance	$4,971	$1,566	$1,292	$973	$767	$897	$10,466

	Nine months ended September 30, 2011
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,568	$1,583	$946	$933	$779	$874	$10,683
Charge-offs	(136)	(331)	(150)	(243)	(704)		(1,564)
Recoveries	130	365	42	150	378		1,065
Net charge-offs	(6)	34	(108)	(93)	(326)		(499)
Provision	1,533	(982)	(76)	(25)	312	348	1,110

Ending Balance	$7,095	$635	$762	$815	$765	$1,222	$11,294

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	Nine months ended September 30, 2010
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:

Beginning balance	$3,771	$2,212	$891	$973	$818	$749	$9,414
Charge-offs	(532)	(1,229)	(123)	(174)	(776)		(2,834)
Recoveries	29	39	53	114	366		601

Net charge-offs	(503)	(1,190)	(70)	(60)	(410)		(2,233)

Provision	1,703	544	471	60	359	148	3,285

Ending Balance	$4,971	$1,566	$1,292	$973	$767	$897	$10,466

Impaired Loans And Leases

The following table presents impaired loans and leases balances disaggregated on the basis of Alliance’s impairment methodology as of the date indicated (in thousands):

	September 30, 2011			December 31, 2010
	Unpaid Contractual Principal Balance(1)	Recorded Investment	Related Allowance	Unpaid Contractual Principal Balance(1)	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$1,893	$1,155	$—	$2,134	$1,080	$—
Leases	669	119	—	1,253	365	—
Residential real estate	1,024	1,024	—	738	738	—

	3,568	2,298	—	4,125	2,183	—
With an allowance recorded:
Commercial	6,956	6,596	2,205	1,277	1,265	$319
Leases	45	30	17	63	47	18
Residential real estate	557	438	78	393	393	84

	7,558	7,064	2,300	1,733	1,705	421
Total:
Commercial	8,849	7,751	2,205	3,411	2,345	319
Leases	714	149	17	1,316	412	18
Residential real estate	1,581	1,462	78	1,131	1,131	84

	$11,144	$9,362	$2,300	$5,858	$3,888	$421

(1)	Unpaid contractual principal balance includes any partial charge-offs taken on loans and leases.

At September 30, 2011 and December 31, 2010, the allocation of the allowance for credit losses summarized on the basis of Alliance’s impairment methodology was as follows:

	Commercial & Commercial Real Estate	Leases	Residential Real Estate	Consumer Indirect	Consumer Other	Total
September 30, 2011
Individually evaluated for impairment	$2,205	$17	$78	$—	$—	$2,300
Collectively evaluated for impairment	4,890	618	684	815	765	7,772

Allocated	$7,095	$635	$762	$815	$765	10,072

Unallocated						1,222

Total						$11,294

December 31, 2010
Individually evaluated for impairment	$319	$18	$84	$—	$—	$421
Collectively evaluated for impairment	5,249	1,565	862	933	779	9,388

Allocated	$5,568	$1,583	$946	$933	$779	9,809

Unallocated						874

Total						$10,683

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The recorded investment in loans and leases summarized on the basis of Alliance’s impairment methodology as of September 30, 2011 and December 31, 2010 was as follows:

	Commercial & Commercial Real Estate	Leases	Residential Real Estate	Consumer Indirect	Consumer Other	Total
September 30, 2011
Individually evaluated for impairment	$7,751	$149	$1,462	$—	$—	$9,362
Collectively evaluated for impairment	251,553	28,671	327,400	161,623	91,289	860,536

Total	$259,304	$28,820	$328,862	$161,623	$91,289	$869,898

December 31, 2010
Individually evaluated for impairment	$2,345	$412	$1,131	$—	$—	$3,888
Collectively evaluated for impairment	247,508	42,054	333,836	176,125	91,619	891,142

Total	$249,853	$42,466	$334,967	$176,125	$91,619	$895,030

The following table presents the average recorded investment in impaired loans and leases for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Commercial	$5,612	$2,052	$3,893	$2,154
Leases	188	969	304	1,051
Residential real estate	1,127	501	1,212	305

Total	$6,927	$3,522	$5,409	$3,510

For the three and nine months ended September 30, 2011, we recognized interest income of $16,000 and $50,000, respectively on impaired loans while they were considered to be impaired.

Troubled Debt Restructurings

The following table presents the recorded investment in troubled debt restructured loans and leases as of September 30, 2011 based on payment performance status (in thousands):

	Commercial & Commercial Real Estate	Leases	Residential Real Estate	Total
Performing	$71	$—	$1,336	$1,407
Non-performing	3,197	53	126	3,376

Total	$3,268	$53	$1,462	$4,783

Troubled debt restructured loans and leases are considered impaired and are included in the previous impaired loans and leases disclosures in this footnote. As of September 30, 2011, we have not committed to lend additional amounts to customers with outstanding loans and leases that are classified as troubled debt restructurings.

During the three and nine month periods ending September 30, 2011, certain loans and lease modifications were executed which constituted troubled debt restructurings. Substantially all of these modifications included one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; change in scheduled payment amount; permanent reduction of the principal of the loan; or an extension of additional credit for payment of delinquent real estate taxes.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize troubled debt restructurings that occurred during the periods indicated (in thousands):

	Pre-Modification	Pre-Modification	Pre-Modification
	For the three months ending September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial	1	$3,000	$3,000

	Pre-Modification	Pre-Modification	Pre-Modification
	For the nine months ending September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial	4	$3,318	$3,330
Leases	2	121	121
Residential real estate	5	385	436

	11	$3,824	$3,887

The troubled debt restructurings described above required a net allocation of the allowance for credit losses of $1.3 million for the three and nine month period ending September 30, 2011. Charge-offs of $42,000 were recorded during the nine month periods ending September 30, 2011. There were no charge-offs on the troubled debt restructurings for the third quarter ending September 30, 2011.

The following table summarizes the troubled debt restructurings for which there was a payment default within twelve months following the date of the restructuring for the periods indicated (in thousands):

	000000000000000000	000000000000000000	000000000000000000	000000000000000000
	For the three months ending September 30, 2011		For the nine months ending September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment

Commercial	2	$3,062	2	$3,062
Residential real estate	2	236	2	236

	4	$3,298	4	$3,298

Loans and leases are considered to be in payment default once it is greater than 30 days contractually past due under the modified terms. The troubled debt restructurings described above that subsequently defaulted resulted in a net allocation of the allowance for credit losses of $1.3 million for the three and nine month period ending September 30, 2011. There were no charge-offs on these defaulted troubled debt restructurings during the three and nine month periods ending September 30, 2011.

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

Loans and leases not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans and leases. Commercial loans and leases listed as not rated are credits less than $250,000. In some instances, the commercial loans and lease portfolios were segmented into groups of homogeneous pools based on similar risk and loss characteristics. Commercial loans that are not risk rated were segregated into a risk category based upon the loans being originated using an automated decision system (credit scoring model). Commercial leases were further segregated into a risk category based on the risk and loss characteristics of certain third party servicers. Loans and leases to municipalities are segregated into a separate risk category.

For residential real estate and consumer loans, Alliance evaluates credit quality primarily based upon the aging status of the loan, which was reported separately in this footnote, and by its payment performance status.

The following table summarizes the recorded investment in loans and leases by risk category as of the dates indicated (in thousands):

	September 30, 2011		December 31, 2010
	Commercial and Commercial Real Estate Loans	Commercial Leases	Commercial and Commercial Real Estate Loans	Commercial Leases
Credit risk profile by internally assigned grade:
Pass	$202,376	$16,158	$195,360	$25,538
Special mention	9,989	321	11,126	313
Substandard	14,901	444	16,163	1,051
Substandard individually evaluated for impairment	7,751	149	2,345	412
Doubtful	—	—	—	142
Not rated	3,024	—	3,510	—

	238,041	17,072	$228,504	$27,456
Credit risk profile using other credit quality indicators:
Loans and leases using a credit scoring model	11,883	671	12,367	2,154
Loans and leases to municipal entities	9,380	11,077	8,982	12,856

	$259,304	$28,820	$249,853	$42,466

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the recorded investment in residential real estate and consumer loans based on payment performance status as of the dates indicated (in thousands):

	September 30, 2011
	Residential real estate	Indirect	Home equity	Other consumer
Performing	$325,829	$161,322	$79,637	$11,149
Non-performing	3,033	301	402	101

Total	$328,862	$161,623	$80,039	$11,250

	December 31, 2010
	Residential real estate	Indirect	Home equity	Other consumer
Performing	$331,424	$175,913	$78,595	$12,298
Non-performing	3,543	212	567	159

Total	$334,967	$176,125	$79,162	$12,457

4. Deposits

Deposits consisted of the following at the periods indicated (in thousands):

	September 30, 2011	December 31, 2010
Non-interest-bearing checking	$182,103	$179,918
Interest-bearing checking	135,878	151,894
Savings accounts	104,800	103,099
Money market accounts	359,034	357,885
Time accounts	326,246	341,802

Total deposits	$1,108,061	$1,134,598

Time deposits include $42.8 million in accounts acquired through third party brokers at September 30, 2011 and December 31, 2010.

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Basic and diluted net income per common share calculations are as follows (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net income available to common shareholders	$3,667	$3,090	$10,452	$8,831
Less: dividends and undistributed earnings allocated to unvested restricted shares	(61)	(39)	(175)	(87)

Net earnings allocated to common shareholders	$3,606	$3,051	$10,277	$8,744

Weighted average common shares outstanding, including shares considered participating securities	4,747,870	4,674,984	4,743,021	4,653,332
Less: average participating securities	(80,515)	(50,165)	(78,951)	(42,786)

Weighted average shares	4,667,355	4,624,819	4,664,070	4,610,546

Net income per common share – basic	$0.77	$0.66	$2.20	$1.90

Diluted:
Net earnings allocated to common shareholders	$3,606	$3,051	$10,277	$8,744

Weighted average common shares outstanding for basic earnings per common share	4,667,355	4,624,819	4,664,070	4,610,546
Incremental shares from assumed conversion of stock options and warrants	6,553	22,070	7,618	24,908

Average common shares outstanding – diluted	4,673,908	4,646,889	4,671,688	4,635,454

Net income per common share – diluted	$0.77	$0.66	$2.20	$1.89

Dividends of $23,000 and $22,000 were paid on unvested shares with non-forfeitable dividend rights for the quarters ending September 30, 2011 and 2010, respectively. Dividends of $72,000 and $43,000 for the nine months ended September 30, 2011 and 2010, respectively, were paid on unvested shares with non-forfeitable dividend rights. There were no anti-dilutive stock options for the three months and nine months ended September 30, 2011 and 2010, respectively.

6. Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, for the periods indicated were as follows (in thousands):

	Net-of-tax	Net-of-tax	Net-of-tax	Net-of-tax	Net-of-tax	Net-of-tax
	For the three months ending September 30,
	2011			2010
	Pre-tax amount	Tax expense	Net-of-tax amount	Pre-tax amount	Tax expense	Net-of-tax amount
Securities available-for-sale:
Net unrealized securities gains arising during the period	$2,285	$885	$1,400	$182	$(70)	$112
Reclassification adjustment for gains included in net income	(1,325)	(513)	(812)	(308)	(119)	(189)

	960	372	588	(126)	49	(77)
Retirement plan liabilities	51	20	31	50	(19)	31

Other comprehensive (loss) income	$1,011	$392	$619	$(76)	$30	$(46)

Net income			3,667			3,090

Comprehensive income			$4,286			$3,044

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	For the nine months ending September 30,
	2011			2010
	Pre-tax amount	Tax expense	Net-of-tax amount	Pre-tax amount	Tax expense	Net-of-tax amount
Securities available-for-sale:
Net unrealized securities gains arising during the period	$6,822	$2,639	$4,183	$7,314	$(2,803)	$4,511
Reclassification adjustment for gains included in net income	(1,325)	(513)	(812)	(308)	(119)	(189)

	5,497	2,126	3,371	7,006	(2,684)	4,322
Retirement plan liabilities	152	59	93	140	(54)	86

Other comprehensive income	$5,649	$2,185	$3,464	$7,146	$(2,738)	$4,408

Net income			10,452			8,831

Comprehensive income			$13,916			$13,239

7. Employee and Director Benefit Plans

Defined Benefit Plan and Post-Retirement Benefits

Alliance has a noncontributory defined benefit pension plan which it assumed from Bridge Street Financial Inc. (“Bridge Street”). The plan covers substantially all former Bridge Street full-time employees who met eligibility requirements on October 6, 2006, at which time all benefits were frozen. Under the plan, retirement benefits are primarily a function of both the years of service and the level of compensation. The amount contributed to the plan is determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes, or (b) the amount certified by an actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Alliance contributed $108,000 to the plan in 2011.

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

The components of all of the plans’ net periodic costs for the three months ended September, 2011 and 2010 are as follows (in thousands):

	Pension Plan		Post-retirement Plan		SRP Plan		Directors Retirement Plan
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$—	$—	$22	$20	$23	$17
Interest cost	72	71	56	58	48	48	14	10
Expected return on assets	(97)	(77)	—	—	—	—	—	—
Amortization of unrecognized actuarial loss	31	—	5	—	1	—	7	—
Amortization of unrecognized prior service cost	—	37	(11)	(7)	6	7	12	13

Net periodic pension cost	$6	$31	$50	$51	$77	$75	$56	$40

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The components of all of the plans’ net periodic costs for the nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Pension Plan		Post-retirement Plan		SRP Plan		Directors Retirement Plan
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$—	$—	$67	$59	$68	$50
Interest cost	216	213	168	173	143	144	42	29
Expected return on assets	(290)	(232)	—	—	—	—	—	—
Amortization of unrecognized actuarial loss	92	—	14	—	3	—	22	—
Amortization of unrecognized prior service cost	—	101	(33)	(21)	17	20	36	40

Net periodic pension cost	$18	$82	$149	$152	$230	$223	$168	$119

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Quoted market prices	Quoted market prices	Quoted market prices
		Fair Value Measurements at September 30, 2011 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
Obligations of U.S. government-sponsored corporations	$3,411	$—	$3,411
Obligations of states and political subdivisions	83,937	—	83,937
Mortgage-backed securities – residential	316,780	—	316,780

Total debt securities	404,128	—	404,128
Stock Investments:
Equity securities	1,899	—	1,899
Mutual Funds	3,128	3,128	—

Total stock investments	5,027	3,128	1,899

Total available-for-sale	$409,155	$3,128	$406,027

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

		Fair Value Measurements at December 31, 2010 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
Obligations of U.S. government-sponsored corporations	$4,186	$—	$4,186
Obligations of states and political subdivisions	78,212	—	78,212
Mortgage-backed securities – residential	329,010	—	329,010

Total debt securities	411,408	—	411,408
Stock Investments:
Equity securities	1,995	—	1,995
Mutual Funds	1,007	1,007	—

Total stock investments	3,002	1,007	1,995

Total available-for-sale	$414,410	$1,007	$413,403

Assets Measured on a Non-Recurring Basis

Impaired loans and leases – Loans and leases are generally not recorded at fair value on a recurring basis. Periodically, Alliance records adjustments to the carrying value of loans and leases based on fair value measurements for partial charge-offs of the uncollectible portions of those loans and leases. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans and leases calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan or lease less the calculated valuation amount does not necessarily represent the fair value of the loan or lease. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, adjusted based on non-observable inputs and the related nonrecurring fair value measurement adjustments and have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans and leases generally are based on assumptions not observable in the marketplace and, therefore, such valuations have been classified as Level 3.

Impaired loans and leases, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7.1 million with a valuation allowance of $2.3 million at September 30, 2011. At December 31, 2010, impaired loans had a carrying amount of $1.7 million with a valuation allowance of $421,000. Changes in fair value of impaired loans and leases attributable to partial charge-offs of loans and leases and the changes in the allocation of impairment reserves were $2.2 million and $1.3 million for the nine months ended September 30, 2011 and 2010, respectively.

Loans held-for-sale – The fair value of loans held-for-sale is determined, when possible, using quoted secondary-market prices (Level 2). If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan (Level 2). There was no fair value allowance recorded on loans held-for-sale at September 30, 2011 and December 31, 2010.

Assets measured at fair value on a non-recurring basis by fair value measurement used are summarized below (in thousands):

	At September 30, 2011		At December 31, 2010
	Fair Value	Significant unobservable inputs (Level 3)	Fair Value	Significant unobservable inputs (Level 3)
Impaired loans and leases:
Commercial	$4,391	$4,391	$946	$946
Leases	13	13	29	29
Residential real estate	360	360	309	309

	$4,764	$4,764	$1,284	$1,284

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of financial instruments as of the dates indicated (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$43,001	$43,001	$32,501	$32,501
FHLB and FRB stock	8,447	N/A	8,652	N/A
Loans held for sale	1,543	1,543	2,940	2,940
Net loans and leases(1)	861,872	911,969	887,854	923,899
Accrued interest receivable	4,445	4,445	4,149	4,149
Financial Liabilities:
Deposits	1,108,061	1,111,305	1,134,598	1,138,395
Borrowings	135,181	142,602	142,792	147,575
Junior subordinated obligations	25,774	10,573	25,774	10,253
Accrued interest payable	1,143	1,143	1,391	1,391

(1)	includes impaired loans and leases

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

The following is a summary of key financial results for the quarter and nine months ended September 30, 2011:

•	Total assets were $1.4 billion and total deposits were $1.1 billion at September 30, 2011.

•

Net income was $3.7 million for the three months ended September 30, 2011 compared to $3.1 million for the same period in 2010. For the nine months ended September 30, 2011, net income was $10.5 million compared to net income of $8.8 million for the first nine months of 2010.

•

Net income per diluted share was $0.77 and $0.66 for the three months ending September 30, 2011 and 2010, respectively. Net income per diluted share was $2.20 for the nine months ending September 30, 2011 compared to $1.89 per share for the same period in 2010.

•	The tax-equivalent net interest margin was 3.48% in the third quarter of 2011 compared to 3.57% in the third quarter of 2010.

•

Provision for credit losses was $750,000 and $1.1 million in the quarter and nine months ended September 30, 2011, respectively, compared to $1.1 million and $3.3 million in the year ago period, respectively.

•	Total non-performing assets were $12.9 million or 0.90% of total assets at September 30, 2011 compared with $9.3 million or 0.63% at June 30, 2011 and $9.1 million or 0.63% at December 31, 2010.

•	Non-interest income was 29.0% of total revenue, excluding securities gains, in the first nine months of 2011 compared with 29.9% in the year ago period.

•	Our efficiency ratio was 70.2% in the nine months ended September 30, 2011 compared with 69.4% for the same period in 2010.

The following discussion is intended to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes contained elsewhere in this report.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2011 and 2010

General

Net income for the quarter ended September 30, 2011 increased 18.7% to $3.7 million or $0.77 per diluted share compared to $3.1 million or $0.66 per diluted share in the year-ago quarter. Non-recurring items, which included gains on the sales of securities available-for-sale, partially offset by a write-down of a vacant operations center owned by the Bank, totaled $472,000 after tax or $0.10 per share in the third quarter. The return on average assets and return on average shareholders’ equity were 1.01% and 10.69%, respectively, for the third quarter of 2011, compared to 0.86% and 9.57%, respectively, for the third quarter of 2010.

Net income for the nine months ended September 30, 2011 increased 18.4% to $10.5 million or $2.20 per diluted share, compared to $8.8 million or $1.89 per diluted share in the year-ago period. Non-recurring items totaled $472,000 after tax or $0.10 per share in the first three quarters of 2011. The return on average assets and return on average shareholders’ equity were 0.95% and 10.47%, respectively, for the first nine months of 2011, compared to 0.82% and 9.38%, respectively, for the first nine months of 2010.

Net Interest Income

Net interest income totaled $11.0 million in the three months ended September 30, 2011, compared with $11.2 million in the year-ago quarter and $11.3 million in second quarter of 2011. Average interest-earning assets were $1.3 billion in the third quarter, which was an increase of $14.1 million compared with the year-ago quarter, but were down $18.9 million compared with the second quarter of 2011. Average securities available-for-sale increased $38.8 million compared with the year-ago quarter, but were $12.9 million lower than the second quarter of 2011 due to security sales and a reduction in purchases of securities as a consequence of the low yields currently available in the market.

Total average loans and leases were $871.1 million or 66.1% of total interest-earning assets in the third quarter of 2011, compared with $896.1 million or 68.8% in the third quarter of 2010 and $876.7 million or 65.6% in the second quarter of 2011. Average loans and leases declined $25.0 million compared with the third quarter of 2010, and were $5.6 million less than the second quarter of 2011 as we continue to sell the majority of our fixed-rate residential mortgage originations due to the exceptionally low market interest rates. Loan growth has also been constrained as weak economic conditions, coupled with business and consumer reluctance to take on additional debt, curbed loan demand. Average balances for all of our loan and lease portfolios were lower in the third quarter compared with the year-ago quarter, except commercial loans, which was up $36.4 million or 16.7% compared with the year-ago quarter as we have grown our market share.

The net interest margin on a tax-equivalent basis was 3.48% in the third quarter of 2011, compared with 3.57% in the year-ago quarter and 3.53% in the second quarter of 2011. Our interest-earning assets yield continued to decline in the third quarter as amortization of our loans and leases and securities are reinvested at lower market yields. Our cost of funds also declined, but not to the same extent as the earning-assets yield because of the limited ability to further reduce deposit rates. The tax-equivalent interest-earning assets yield declined 37 basis points in the third quarter compared with the year-ago quarter, which was partially offset by a 30 basis-point decrease in the cost of interest-bearing liabilities over the same period. The tax-equivalent interest-earning assets yield decreased 8 basis points in the third quarter compared with the second quarter of 2011, and the cost of interest-bearing liabilities decreased 2 basis points over the same period.

Since December 2008, the Federal Reserve has held its target fed funds rate between zero and 0.25% in an attempt to stimulate the economy and reduce unemployment. The Federal Reserve has also injected unprecedented liquidity into financial markets by purchasing U.S. treasury securities and mortgage-backed securities and expanding its balance sheet to more than $2.8 trillion in October 2011, compared to approximately $870 billion in August 2007. The Federal Reserve’s monetary policy, combined with volatility in equity markets, weak economic conditions nationally and federal government economic stimulus efforts, among other factors, have caused yields on U.S. Treasury securities and mortgage-backed securities to drop to exceptionally low levels throughout much of the past three years. This persistently low interest rate environment has caused an ongoing decline over the past three years in the returns on our interest-earning assets, consistent with much of the financial industry. Yields on our securities portfolio and on our commercial loans and consumer loans were most affected by the low interest rate environment, due to the significant annual amortization in these portfolios as a result of their relatively shorter duration. Also, our commercial loan and consumer loan portfolios are more sensitive to changes in interest rates due to the variable rate characteristics of a portion of these portfolios. The tax-equivalent yield on our securities portfolio decreased 26 basis points and 39 basis points, respectively in the quarter and nine months ended September 30, 2011 compared to the year-ago periods. The yield on our commercial loans decreased 47 basis points and 42 basis points, respectively, in the quarter and nine months ended September 30, 2011 compared to the year-ago periods. The yield on our consumer (including indirect) loans decreased 56 basis points in the quarter and nine months ended September 30, 2011 compared to the year-ago periods.

The cost of our interest-bearing liabilities decreased in the three and nine months ended September 30, 2011 compared to the year-ago periods due to a combination of the low interest rate environment, our deposit pricing strategies and a funding mix that is heavily weighted towards lower cost deposits raised in our markets rather than through wholesale borrowing. Deposits comprised 87.3% and 88.6% of our total average sources of funds in the quarter and nine months ended September 30, 2011, compared to 88.7% and 86.7%, in the year-ago periods, respectively.

Our deposit mix is more favorably weighted towards low cost transaction accounts (demand, savings and money market accounts) as we have consistently focused on such accounts as our preferred funding source, while we have refrained from offering premium rates on time accounts. In the current low interest-rate environment, retail and municipal depositors have been reluctant to lock up funds in time accounts which pay very low, yet competitive rates, and have favored the liquidity of transaction accounts. Our transaction account balances have also been positively impacted by outflows from higher risk asset classes such as equities as market volatility causes risk averse investors to seek the safety of FDIC-insured deposits. In addition, the buildup of cash on corporate customers’ balance sheets has led to higher commercial transaction account balances. The aggregate average balance of transaction accounts (including non-interest bearing demand deposits) was $778.7 million in the third quarter or 70.1% of total average deposits in the third quarter, compared with $766.9 million or 68.1% in the third quarter of 2010. Average time account balances in the third quarter were $332.1 million or 29.9% of total average deposits in the third quarter, compared with $359.2 million or 31.9% in the year-ago quarter. Average transaction account balances comprised $801.8 million or 70.4% of total average deposits in the first nine months of 2011, compared to $755.2 million or 67.3% in the first nine months of 2010. Average time account balances in the first nine months of 2011 totaled $337.5 million or 29.6% of total average deposits, compared with $755.2 million or 32.7% in the year-ago period.

Net interest income for the nine months ended September 30, 2011 totaled $33.3 million, which was a decrease of $185,000 from the year-ago period. Average interest-earning assets were $1.3 billion in the first nine months of 2011, which was an increase of $27.2 million compared with the year-ago period. Average securities available-for-sale increased $51.0 million compared with the year-ago period, which offset a decline in average loans and leases of $25.2 million.

Total average loans and leases were $874.4 million or 65.8% of total interest-earning assets in the first nine months of 2011 compared with $899.6 million or 69.1% in the year-ago period. Average commercial loans outstanding increased $35.3 million in the first nine months of 2011 compared with the year-ago period, which partially offset declines in our residential mortgage, consumer and lease portfolios.

The tax-equivalent net interest margin was 3.49% for the nine months ended September 30, 2011, compared with 3.58% in the year-ago period. The tax-equivalent earning assets yield declined 42 basis points in the first nine months of 2011 compared with the year-ago period, which was partially offset by a decrease in the cost of interest-bearing liabilities of 35 basis points over the same period.

The changes in the yield on interest-earning assets and in the cost of interest-bearing liabilities for the first nine months of 2011 compared to the same period in 2010 were driven largely by the same factors in the analysis of the third quarter of 2011 to the third quarter in 2010 discussed above.

We expect that weak economic conditions and historically low interest rates will likely weigh on asset growth and earnings in the financial sector for the foreseeable future. We also believe loan demand will remain soft in our markets for as long as the current economic environment persists. Further, many of the residential mortgages we originate in coming quarters will be sold in the secondary market to manage our interest rate risk. These factors will likely inhibit loan portfolio growth and may result in a decline in our loan portfolio in future quarters. In addition, we expect our securities portfolio will decline in coming quarters as we may not reinvest some or all of the portfolio amortization given the very low yields available for the types of shorter-duration, non-corporate securities in which we invest. Also, the declining trend in our net interest margin that we have experienced in recent quarters is likely to continue in coming quarters as the persistently low interest rate environment continues to negatively affect the return on our loan and investment portfolios, while our ability to further reduce our funding costs further is limited. Should any or all of these expectations be realized, it is likely that net interest income will decline in coming quarters.

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

	For the three months ended September 30,
	2011			2010
	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$2,198	$—	0.08%	$2,587	$1	0.09%
Taxable investment securities	354,363	2,775	3.13%	324,201	2,761	3.41%
Nontaxable investment securities	80,086	1,111	5.55%	71,463	1,033	5.78%
FHLB and FRB stock	9,759	104	4.25%	8,990	109	4.84%
Residential real estate loans(1)	331,977	4,314	5.20%	353,289	4,716	5.34%
Commercial loans and commercial real estate	245,756	2,977	4.85%	209,334	2,793	5.34%
Nontaxable commercial loans	8,811	121	5.48%	8,883	118	5.32%
Taxable leases (net of unearned discount)	19,770	294	5.95%	36,550	550	6.02%
Nontaxable leases (net of unearned discount)	11,220	182	6.47%	13,577	220	6.47%
Indirect auto loans	162,439	1,757	4.33%	183,242	2,302	5.03%
Consumer loans	91,087	906	3.98%	91,210	965	4.23%

Total interest-earning assets	1,317,466	14,541	4.41%	1,303,326	15,568	4.78%

Non-interest earning assets:
Other assets	132,642			135,566
Less: Allowance for credit losses	(10,711)			(10,601)
Net unrealized gains on securities available-for-sale	11,263			12,609

Total assets	$1,450,660			$1,440,900

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$139,035	$49	0.14%	$145,045	$127	0.35%
Savings deposits	108,969	54	0.20%	102,523	95	0.38%
MMDA deposits	346,779	377	0.44%	347,016	645	0.74%
Time deposits	332,054	1,404	1.69%	359,165	1,739	1.94%
Borrowings	160,943	1,022	2.54%	143,729	1,165	3.24%
Junior subordinated obligations issued to unconsolidated trusts	25,774	158	2.45%	25,774	171	2.66%

Total interest-bearing liabilities	$1,113,554	$3,064	1.10%	$1,123,252	$3,942	1.40%
Non-interest bearing liabilities:
Demand deposits	183,920			172,341
Other liabilities	15,957			16,192
Shareholders’ equity	137,229			129,115

Total liabilities and shareholders’ equity	$1,450,660			$1,440,900

Net interest income (tax-equivalent)		$11,477			$11,626

Net interest rate spread			3.31%			3.38%
Net interest margin (tax-equivalent)			3.48%			3.57%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		(480)			(466)

Net interest income		$10,997			$11,160

(1)	Includes loans held-for-sale

	For the nine months ended September 30,
	2011			2010
	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$6,869	$5	0.09%	$5,360	$4	0.09%
Taxable investment securities	358,394	8,521	3.17%	313,643	8,412	3.58%
Nontaxable investment securities	80,110	3,381	5.63%	73,822	3,247	5.86%
FHLB and FRB stock	8,963	328	4.88%	9,080	375	5.51%
Residential real estate loans(1)	331,727	12,980	5.22%	354,823	14,267	5.36%
Commercial loans and commercial real estate	240,052	8,828	4.90%	205,366	8,196	5.32%
Nontaxable commercial loans	9,104	359	5.25%	8,488	360	5.65%
Taxable leases (net of unearned discount)	23,293	1,031	5.90%	42,897	1,921	5.97%
Nontaxable leases (net of unearned discount)	11,961	577	6.43%	14,204	689	6.47%
Indirect auto loans	167,649	5,569	4.43%	182,741	7,012	5.12%
Consumer loans	90,596	2,706	3.98%	91,047	2,913	4.27%

Total interest-earning assets	$1,328,718	$44,285	4.44%	$1,301,471	$47,396	4.86%

Non-interest earning assets:
Other assets	133,713			137,333
Less: Allowance for credit losses	(10,815)			(10,242)
Net unrealized gains on securities available-for-sale	8,184			9,089

Total assets	$1,459,800			$1,437,651

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$148,445	$179	0.16%	$137,536	$399	0.39%
Savings deposits	106,527	166	0.21%	99,248	298	0.40%
MMDA deposits	368,670	1,271	0.46%	354,059	2,147	0.81%
Time deposits	337,480	4,337	1.71%	367,647	5,633	2.04%
Borrowings	145,895	3,105	2.84%	146,927	3,504	3.18%
Junior subordinated obligations issued to unconsolidated trusts	25,774	473	2.44%	25,774	484	2.50%
Total interest-bearing liabilities	$1,132,791	$9,531	1.12%	$1,131,191	$12,465	1.47%

Non-interest bearing liabilities:
Demand deposits	178,124			164,397
Other liabilities	15,814			16,492
Shareholders’ equity	133,071			125,571

Total liabilities and shareholders’ equity	$1,459,800			$1,437,651

Net interest income (tax-equivalent)		$34,754			$34,931

Net interest rate spread			3.32%			3.39%
Net interest margin (tax-equivalent)			3.49%			3.58%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		(1,468)			(1,460)

Net interest income		$33,286			$33,471

(1)	Includes loans held-for-sale

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

	For the three months ended September 30, 2011 compared to September 30, 2010 Increase/(Decrease) Due To			For the nine months ended September 30, 2011 compared to September 30, 2010 Increase/(Decrease) Due To
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
Federal funds sold	$(1)	$—	$(1)	$1	$—	$1
Taxable investment securities	972	(958)	14	1,487	(1,378)	109
Non-taxable investment securities	306	(228)	78	324	(190)	134
FHLB and FRB stock	42	(47)	(5)	(5)	(42)	(47)
Real estate loans	(280)	(122)	(402)	(918)	(369)	(1,287)
Commercial loans and commercial real estate	1,464	(1,280)	184	1,606	(974)	632
Non-taxable commercial loans	(5)	8	3	34	(35)	(1)
Taxable leases (net of unearned income)	(250)	(6)	(256)	(868)	(22)	(890)
Non-taxable leases (net of unearned income)	(38)	—	(38)	(108)	(4)	(112)
Indirect loans	(245)	(300)	(545)	(548)	(895)	(1,443)
Consumer loans	(1)	(58)	(59)	(14)	(193)	(207)

Total interest-earning assets	1,964	(2,991)	(1,027)	991	(4,102)	(3,111)

Interest-bearing demand deposits	(5)	(73)	(78)	49	(269)	(220)
Savings deposits	38	(79)	(41)	33	(165)	(132)
MMDA deposits	—	(268)	(268)	140	(1,016)	(876)
Time deposits	(124)	(211)	(335)	(436)	(860)	(1,296)
Borrowings	667	(810)	(143)	(25)	(374)	(399)
Junior subordinated obligations issued to unconsolidated subsidiary trusts	—	(13)	(13)	—	(11)	(11)

Total interest-bearing liabilities	576	(1,454)	(878)	(239)	(2,695)	(2,934)

Net interest income (tax-equivalent)	$1,388	$(1,537)	$(149)	$1,230	$(1,407)	$(177)

Asset Quality and the Allowance for Credit Losses

The following table summarizes delinquent loans and leases grouped by the number of days delinquent at the dates indicated:

	September 30, 2011		June 30, 2011		December 31, 2010
	$	%(1)	$	%(1)	$	%(1)
Delinquent loans and leases	(Dollars in thousands)
30 days past due	$4,535	0.52%	$5,893	0.67%	$6,711	0.75%
60 days past due	1,171	0.14%	1,788	0.20%	1,083	0.12%
90 days past due and still accruing	—	—	78	0.01%	19	—
Non-accrual	12,192	1.40%	8,262	0.94%	8,474	0.95%

Total	$17,898	2.06%	$16,021	1.82%	$16,287	1.82%

(1)	As a percentage of total loans and leases, excluding deferred costs

Delinquent loans and leases (including non-performing) totaled $17.9 million at September 30, 2011, compared to $16.0 million at June 30, 2011 and $16.3 million at December 31, 2010. Non-accrual loans at September 30, 2011 include a $3.6 million commercial relationship where payments were current at the end of the quarter under the terms of the original loan agreements, but which was placed on non-accrual status in the third quarter due to apparent weakness in the borrower’s business and financial condition and uncertainty as to the borrower’s ability to continue making contractual payments. This relationship was previously disclosed as a potential problem loan in our Quarterly Report on Form 10-Q as of June 30, 2011.

The following table represents information concerning the aggregate amount of non-performing assets (in thousands):

	September 30, 2011	June 30, 2011	December 31, 2010
Non-accruing loans and leases:
Residential real estate	$3,033	$2,650	$3,543
Commercial loans	4,748	1,277	1,212
Commercial real estate	3,458	2,992	2,084
Leases	149	311	697
Indirect auto	301	338	212
Other consumer loans	503	694	726

Total non-accruing loans and leases	12,192	8,262	8,474
Accruing loans and leases delinquent 90 days or more	—	78	19

Total non-performing loans and leases	12,192	8,340	8,493
Other real estate and repossessed assets	672	945	652

Total non-performing assets	$12,864	$9,285	$9,145

Non-performing assets were $12.9 million or 0.90% of total assets at September 30, 2011, compared to $9.3 million or 0.63% of total assets at June 30, 2011 and $9.1 million or 0.63% of total assets at December 31, 2010. Included in non-performing assets at the end of the third quarter are non-performing loans and leases totaling $12.2 million, compared with $8.3 and $8.5 million at June 30, 2011 and December 31, 2010, respectively. Conventional residential mortgages comprised $3.0 million (47 loans) or 24.9% of non-performing loans and leases at September 30, 2011. Non-performing commercial loans and mortgages totaled $8.2 million (37 loans) or 67.3% of non-performing loans and leases and non-performing leases totaled $149,000 (8 leases) or 1.2% of non-performing loans and leases at the end of the third quarter.

Commercial loans and commercial real estate loans on non-accrual status increased $3.9 million in the third quarter due primarily to the $3.6 million commercial relationship that was placed on non-accrual status during the quarter. The relationship is comprised of a $3.0 million secured working capital line of credit and two first mortgages totaling $641,000. The line of credit is secured by receivables of the business and is also collateralized by second lien positions on the real estate securing the two mortgages. Due to the apparent weakness in the borrower’s business and financial condition and uncertainty as to our ability to collect all amounts due under the loan agreements, the relationship was considered impaired at the end of the third quarter and an impairment allowance of $1.7 million was established. The impairment allowance is based on our current estimate of the collectability of receivables, the amount and priority of the borrower’s liabilities and on recently appraised values of the real estate collateral. The impairment allowance may need to be increased in coming quarters if the borrowers business deteriorates further or if circumstances require negative adjustments to our assumptions as to the collectability of receivables, the amount and priority of the borrower’s liabilities and/or the value of the real estate. The net amount of receivables that are ultimately collected and made available to pay down the line of credit could deviate materially from our current estimate.

As a recurring part of our portfolio management program, we identified approximately $15.0 million in potential problem loans at September 30, 2011 as compared to $16.6 million at December 31, 2010. Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as “substandard.” At September 30, 2011, potential problem loans primarily consisted of commercial real estate, commercial loans and leases. There can be no assurance that additional loans will not become non-performing, require restructuring, or require increased provision for loan losses.

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

The allowance for credit losses represents management’s best estimate of probable incurred losses in our loan and lease portfolio. Management’s quarterly evaluation of the allowance for credit losses is a comprehensive analysis that builds a total allowance by evaluating the probable incurred losses within each loan and lease portfolio segment. Our portfolio segments are as follows: commercial loan and commercial real estate loans, commercial leases, residential real estate, indirect consumer loans and other consumer loans. Our allowance for credit losses consists of specific valuation allowances based on probable incurred credit losses on specific loans, historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends and general valuation allowances based on general economic conditions and other qualitative risk factors both internal and external to the organization.

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

For commercial loan and lease segments, we evaluate non-performing loans and leases with a principal balance in excess of $200,000 to determine if they are impaired. A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on the estimated fair value of the collateral. Loans with modified terms in which a concession to the borrower has been made that we would not otherwise consider unless the borrower was experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. As of September 30, 2011, there were $9.4 million in impaired loans and leases for which $2.3 million in related allowance for credit losses was allocated. There were $3.9 million in impaired loans and leases for which $421,000 in related allowance for credit losses was allocated as of December 31, 2010.

Loans and leases are charged-off against the allowance for credit losses, in accordance with our loan and lease policy, when they are determined by management to be uncollectible. Recoveries on loans and leases previously charged off are credited to the allowance for credit losses when they are received. When management determines that the allowance for credit losses is less than adequate to provide for probable incurred losses, a direct charge to expense is recorded through a provision for credit losses.

The following table summarizes changes in the allowance for credit losses arising from loans and leases charged off, recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Balance at beginning of year	$10,683	$10,293	$10,683	$9,414
Loans and leases charged-off:
Residential real estate	—	(33)	(150)	(123)
Commercial loans	(1)	(113)	(56)	(368)
Commercial real estate	(80)	—	(80)	(164)
Leases	(15)	(615)	(331)	(1,229)
Indirect auto	(105)	(45)	(243)	(174)
Consumer	(310)	(313)	(704)	(776)

Total loans and leases charged off	(511)	(1,119)	(1,564)	(2,834)
Recoveries of loans and leases previously charged off:
Residential real estate	3	23	42	53
Commercial loans	14	4	125	29
Commercial real estate	—	—	5	—
Leases	178	19	365	39
Indirect auto	73	41	150	114
Consumer	104	110	378	366

Total recoveries	372	197	1,065	601

Net loans and leases charged off	(139)	(922)	(499)	(2,233)
Provision for credit losses	750	1,095	1,110	3,285

Balance at end of year	$11,294	$10,466	$11,294	$10,466

The provision for credit losses in the third quarter was down from the year-ago period largely due to relatively low delinquencies and to lower charge-offs in the current and most recent quarters, which are factors considered in management’s quarterly estimate of loan loss provisions and the adequacy of the allowance for credit losses. However, compared with the second quarter of 2011, the provision for credit losses increased in the third quarter largely due to the increase in non-performing loans during the quarter. The provision for credit losses was $750,000 and $1.1 million for the quarter and nine months ended September 30, 2011, respectively, compared with $1.1 million and $3.3 million in the year-ago periods, respectively.

Net charge-offs were $139,000 and $499,000 in the three months and nine months ended September 30, 2011, respectively, compared with $922,000 and $2.2 million in the year-ago periods, respectively. Net charge-offs (annualized) equaled 0.06% and 0.08% of average loans and leases in the three months and nine months ended September 30, 2011, respectively, compared to 0.41% and 0.33%, respectively, in the year ago periods. The decline in net charge-offs in 2011 is largely reflective of unusually low charge-offs in 2011 compared to charge-off levels in 2010 that were closer to our long-term historical average charge-off rates. The provision for credit losses as a percentage of net charge-offs was 540% and 222%, respectively, in the quarter and nine months ended September 30, 2011, compared with 119% and 147%, respectively, in the quarter and nine months ended September 30, 2010. The increase in the provision as a percentage of net charge-offs in 2011 resulted primarily from the establishment of the $1.7 million impairment allowance on the $3.6 million commercial relationship placed on non-accrual status in the third quarter.

The allowance for credit losses was $11.3 million at September 30, 2011, which was an increase of approximately $600,000 from the balance at June 30, 2011 and December 31, 2010. The ratio of the allowance for credit losses to total loans and leases was 1.30% at September 30, 2011, compared with 1.21% at June 30, 2011 and 1.19% at December 31, 2010. The ratio of the allowance for credit losses to non-performing loans and leases was 93% at September 30, 2011, compared with 128% at June 30, 2011 and 126% at December 31, 2010.

The portion of the allowance for credit losses that is based on loans and leases that are evaluated individually for impairment increased $1.9 million or 446.3% at September 30, 2011 compared to the end of 2010 due primarily to the classification of the $3.6 million commercial relationship as impaired in the third quarter of 2011. Conversely, the portion of the allowance for credit losses that is based on loans and leases evaluated collectively for impairment decreased $1.6 million or 17.2% over the same period. This decrease was due to a $13.6 million decrease in the balance of our lease portfolio in the first nine months of 2011, which resulted in a reduced collective impairment allowance allocation for this portfolio totaling $947,000 along with a reduction of $476,000 of allowance out of the collective impairment evaluation category in the third quarter related to the above-mentioned $3.6 million impaired relationship.

As discussed above, we assess a number of quantitative and qualitative factors at the individual portfolio level in determining the adequacy of the allowance for credit losses each quarter. In addition, we analyze certain broader, non-portfolio specific factors in assessing the adequacy of the allowance for credit losses, such as the allowance as a percentage of total loans and leases, the allowance as a percentage of non-performing loans and leases and the provision expense as a percentage of net charge-offs. As our asset quality metrics and net charge-off levels have improved in recent quarters, an increasing portion of the allowance for credit losses has been considered “unallocated,” which means it is not based on either quantitative or qualitative factors but on the broader, non-portfolio specific factors. At September 30, 2011, $1.2 million or 10.8% of the allowance for credit losses was considered to be “unallocated,” compared to $1.2 million or 11.2% of the allowance at June 30, 2011 and $874,000 or 8.2% of the allowance at December 31, 2010. We consider the current “unallocated” amount to be at or near a maximum level and, absent any material deterioration in credit quality from recent trends, or material growth in the loan and lease portfolio, some portion of this “unallocated” allowance may be reduced by future credit losses, which would have the effect of lowering the amount of provision expense relative to net charge-offs compared to recent quarters (e.g. less than dollar-for-dollar).

The following table presents certain asset quality ratios for the periods indicated:

	For three months ended September 30,		For nine months ended September 30,
	2011	2010	2011	2010
Net loans and leases charged-off to average loans and leases, annualized	0.06%	0.41%	0.08%	0.33%
Provision for credit losses to average loans and leases, annualized	0.34%	0.49%	0.17%	0.49%
Allowance for credit losses to period-end loans and leases	1.30%	1.17%	1.30%	1.17%
Allowance for credit losses to non-performing loans and leases	92.60%	134.30%	92.60%	134.30%
Non-performing loans and leases to period-end loans and leases	1.40%	0.87%	1.40%	0.87%
Non-performing assets to period-end assets	0.90%	0.59%	0.90%	0.59%

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated, dollars in thousands:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Investment management income	$1,948	$1,804	$144	8.0%	$5,850	$5,439	$411	7.6%
Service charges on deposit accounts	1,194	1,178	16	1.4%	3,299	3,374	(75)	2.2%
Card-related fees	687	649	38	5.9%	2,039	1,892	147	7.8%
Insurance agency income	—	328	(328)	100.0%	—	1,093	(1,093)	100.0%
Bank-owned life insurance	258	260	(2)	0.8%	768	795	(27)	3.4%
Gain on the sale of loans	245	323	(78)	24.1%	621	738	(117)	15.9%
Gain on sale of securities	1,325	308	1,017	330.2%	1,325	308	1,017	330.2%
Other non-interest income	262	289	(27)	9.3%	1,038	920	118	12.8%

Total non-interest income	$5,919	$5,139	$780	15.2%	$14,940	$14,559	381	2.6%

Non-interest income increased $780,000 or 15.2% in the third quarter of 2011, compared with the third quarter of 2010, due to a $1.0 million increase in gains on the sales of securities available-for-sale, as we sold more securities in the third quarter compared with the year-ago quarter. Investment management income increased $144,000 or 8.0% in the third quarter compared with the year-ago quarter as a result of the impact of the increases in equity markets over the past year on the value of assets under management. Insurance agency income decreased $328,000 compared with the year-ago quarter as we discontinued the operations of our insurance subsidiary upon the sale of substantially all of the insurance subsidiary’s assets in December 2010. Gains on the sale of loans decreased $78,000 compared with the third quarter of 2010, but were up $157,000 from the second quarter of 2011 due to fluctuations in the volume of originations and sales of residential mortgages.

Non-interest income (excluding securities gains) comprised 29.5% of total revenue in the third quarter of 2011 compared with 30.2% in the year-ago quarter and 28.2% in the second quarter of 2011.

Non-interest income increased $381,000 or 2.6% in the first nine months of 2011 compared with the year-ago period. The changes in individual line items of non-interest income in the first nine months of 2011 compared with that of 2010 largely mirror those of the third quarter. The elimination of the operating expenses associated with our insurance agency substantially offset the decline in insurance agency income in 2011, resulting in no significant net effect on our financial results.

Non-interest income was 29.0% of total revenue in the first nine months of 2011 compared with 29.9% in the year-ago period.

Non-interest Expenses

The following table sets forth certain information on non-interest expenses for the periods indicated, dollars in thousands:

	For three months ended September 30,				For nine months ended September 30,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
Salaries and benefits	$5,573	$5,576	$(3)	0.1%	$16,407	$16,515	$(108)	0.7%
Occupancy and equipment	1,833	1,771	62	3.5%	5,479	5,451	28	0.5%
Communication expense	124	158	(34)	21.5%	448	491	(43)	8.8%
Office supplies and postage	283	305	(22)	7.2%	868	874	(6)	0.7%
Marketing expense	193	207	(14)	6.8%	673	892	(219)	24.6%
Amortization of intangible assets	241	289	(48)	16.6%	722	869	(147)	16.9%
Professional fees	736	762	(26)	3.4%	2,420	2,330	90	3.9%
FDIC insurance	49	389	(340)	87.4%	844	1,195	(351)	29.4%
Other operating expenses	2,107	1,753	354	20.2%	5,080	4,517	563	12.5%

Total operating expenses	$11,139	$11,210	$(71)	0.6%	$32,941	$33,134	$(193)	0.6%

Non-interest expenses were relatively unchanged in the quarter and nine months ended September 30, 2011, compared to year-ago periods, reflecting close attention to controlling expenses and the elimination of expenses related to the discontinued operations of our insurance subsidiary in December 2010. FDIC insurance expense decreased $340,000 or 87% in the third quarter compared with the year-ago quarter due to an adjustment to the prepaid FDIC insurance assessment in the third quarter of 2011. The adjustment was due to a change required by the Dodd-Frank Wall Street Reform and Consumer Protection Act which required that the base on which deposit insurance assessments are charged be revised from one based on domestic deposits to one based on assets. The new asset-based assessment system became effective in the second quarter of 2011. The Company’s FDIC insurance expense is expected to be approximately $225,000 in the fourth quarter. FDIC insurance expense decreased $351,000 or 29.4% on a year-to-date basis compared to the prior year due primarily to the favorable effect of the change to an asset-based assessment system, which shifted more of the insurance burden to larger banks who rely more on debt markets and less on deposits for their funding compared to community banks such as Alliance. Other non-interest expense increased $354,000 and $563,000, respectively, in the three months and nine months ended September 30, 2011 compared to the year-ago periods due to the $555,000 write-down of a vacant bank-owned operations center to its estimated fair value.

The Company’s efficiency ratio was 71.5% in the third quarter of 2011 compared with 70.1% in the year-ago quarter and 68.8% in the second quarter of 2011. Our efficiency ratio was 70.2% in the nine months ended September 30, 2011 compared with 69.4% for the nine months ended September 30, 2010.

Income Taxes

The Company’s effective tax rate was 27.1% and 26.3% for the three months and nine months ended September 30, 2011, respectively, compared with 22.6% and 23.9% in the year-ago periods, respectively.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

General

Total assets were $1.4 billion at September 30, 2011, which was a decrease of $23.8 million from December 31, 2010.

Securities available-for-sale decreased $5.3 million, and total loans and leases, net of unearned income and deferred costs, decreased $25.4 million in the first nine months of 2011, due to weak loan demand, an exceptionally competitive lending environment, and the planned run off of our lease portfolio.

Securities

Investment securities totaled $409.2 million at September 30, 2011, compared with $414.4 million at December 31, 2010. Growth in the portfolio during the first two quarters of 2011 was reversed in the third quarter by sales of securities totaling $56.5 million and by a reduction in the amount of securities purchases. We substantially reduced new securities purchases during the quarter to manage our interest-rate risk, given the very low yields available for the types of shorter-duration, non-corporate securities in which we invest. We expect the securities portfolio to decline in coming quarters absent an upturn in interest rates that would make the returns on shorter-duration securities more attractive to warrant a return to the levels of purchases prior to the third quarter.

Our portfolio is comprised entirely of investment grade securities, most of which are rated “AAA” by one or more of the nationally recognized rating agencies. The breakdown of our securities portfolio at September 30, 2011 is 77% guaranteed mortgage-backed securities, 21% municipal securities and 1% obligations of U.S. government-sponsored corporations. Mortgage-backed securities, which totaled $329.0 million at September 30, 2011, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the United States government. The average life of the mortgage-backed securities portfolio is approximately 4 years. We do not invest in any securities backed by sub-prime, Alt-A or other high-risk mortgages. We do not hold any preferred stock, corporate debt or trust preferred securities in its investment portfolio.

We had net unrealized gains of approximately $11.5 million in our securities portfolio at September 30, 2011, compared with net unrealized gains of $6.0 million at December 31, 2010.

Loans and Leases

Total loans and leases, net of unearned income and deferred costs, were $873.2 million at September 30, 2011, compared with $883.2 million at June 30, 2011 and $898.5 million at December 31, 2010. Loan originations (excluding lines of credit) totaled

$59.5 million in the third quarter, compared with $78.3 million in the year-ago quarter and $53.8 million in the second quarter of 2011, as continuing economic weakness and soft demand weighed on loan originations across all business lines in the third quarter. Total loan originations were $164.3 million in the first nine months of 2011, compared with $191.6 million in the first nine months of 2010. Originations of residential mortgages and indirect auto loans were lower in the first nine months of 2011 compared with the first nine months of 2010 due generally to soft market conditions, while commercial loan originations were up 6.5% over the first nine months of 2010 as the result of our success in increasing our share of the local commercial market.

Residential mortgages outstanding decreased $6.1 million from the end of 2010, including a $1.2 million decrease from the end of the second quarter of 2011. Originations of residential mortgages totaled $30.5 million in the third quarter, compared with $34.7 million in the year-ago quarter and $18.0 million in the second quarter of 2011. Originations in the first nine months of 2011 totaled $66.7 million, compared to $81.1 million in the year-ago period.

Commercial loans and mortgages increased $9.5 million from the end of 2010, but were virtually unchanged from the end of the second quarter. Originations of commercial loans and mortgages in the third quarter (excluding lines of credit) totaled $10.3 million, compared with $19.6 million in the year-ago quarter and $17.7 million in the second quarter of 2011. Originations in the first nine months of 2011 totaled $44.5 million, compared to $41.8 million in the year-ago period.

Indirect auto loans decreased $14.5 million from the end of 2010, including a $3.8 million decrease from the end of the second quarter. We originated $17.9 million of indirect auto loans in the third quarter, compared with $22.5 million in the year-ago quarter and $10.7 million in the second quarter of 2011. We originate auto loans through a network of reputable, well established automobile dealers located in Central and Western New York. Applications received through our indirect lending program are subject to the same comprehensive underwriting criteria and procedures as employed in our direct lending programs.

The following table sets forth the composition of our loan and lease portfolio at the dates indicated, dollars in thousands:

	September 30, 2011	Percent	December 31, 2010	Percent
Residential real estate	$328,862	37.8%	$334,967	37.4%
Commercial loans	137,751	15.8%	133,787	14.9%
Commercial real estate	121,553	14.0%	116,066	13.0%
Leases (net of unearned income)	28,820	3.3%	42,466	4.8%
Indirect auto	161,623	18.6%	176,125	19.7%
Other consumer loans	91,289	10.5%	91,619	10.2%

Total loans and leases	869,898	100.0%	895,030	100.0%

Net deferred loan costs	3,268		3,507

	873,166		898,537
Allowance for credit losses	(11,294)		(10,683)

Net loans and leases	$861,872		$887,854

Deposits

Deposits totaled $1.1 billion at the end of the third quarter, which was a decrease of $26.5 million from December 31, 2010 but was virtually unchanged from the end of the second quarter. Our deposit balances and deposit mix have remained relatively stable over the last few quarters, as weak loan demand reduces our need to attract new deposits. Our deposit mix remains favorably weighted in lower cost demand, savings and money market accounts, which comprised 70.6% of total deposits at the end of the third quarter, compared with 69.8% at December 31, 2010.

The following table sets forth the composition of our deposits by business line at the dates indicated, dollars in thousands:

	September 30, 2011
	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$48,103	$130,187	$3,813	$182,103	16.4%
Interest checking	105,107	11,186	19,585	135,878	12.3%

Total checking	153,210	141,373	23,398	317,981	28.7%

Savings	90,944	10,776	3,080	104,800	9.5%
Money market	85,185	126,310	147,539	359,034	32.4%
Time deposits	245,145	23,542	57,559	326,246	29.4%

Total deposits	$574,484	$302,001	$231,576	$1,108,061	100.0%

	December 31, 2010
	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$41,962	$133,979	$3,977	$179,918	15.9%
Interest checking	109,682	12,906	29,306	151,894	13.3%

Total checking	151,644	146,885	33,283	331,812	29.2%

Savings	88,785	11,646	2,668	103,099	9.1%
Money market	88,870	109,282	159,733	357,885	31.5%
Time deposits	257,489	23,677	60,636	341,802	30.2%

Total deposits	$586,788	$291,490	$256,320	$1,134,598	100.0%

Liquidity

Alliance’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease requests, to accommodate possible outflows in deposits, to take advantage of market interest rate opportunities, and to pay dividends to Alliance. Funding loan and lease commitments, providing for deposit outflows, settling other liabilities when they come due and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits, borrowings and other liabilities. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. Our Asset Liability Committee (“ALCO”) is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of September 30, 2011, liquidity as measured by the Bank is in compliance with and exceeds its policy guidelines.

Our principal sources of funds for operations are cash flows generated from earnings, deposit inflows, loan and lease repayments, investment amortization and maturities, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the nine months ended September 30, 2011, cash and cash equivalents increased by $10.5 million, as net cash provided by operating and investing activities of $49.2 million exceeded net cash used in financing activities of $38.7 million. Net cash from operating activities was primarily provided by net income in the amount of $10.5 million and proceeds from sale of loans held-for-sale of $29.2 million, partly reduced by originations of loans held-for-sale of $27.4 million. Net cash provided by investing activities primarily resulted from proceeds from securities sales, maturities and principal repayments exceeding purchases by $9.7 million combined with a net decrease in loans and leases of $24.2 million. Net cash used in financing activities in the first nine months of 2011 principally reflects a $26.5 million decrease in deposits, a $7.6 million net decrease in borrowings, and cash dividends of $4.3 million.

As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and investment securities that have been pledged as collateral. As of September 30, 2011, our credit limit with the FHLB was $303.8 million. The total of our outstanding borrowings from the FHLB on that date was $110.0 million.

We had a $135.4 million line of credit at September 30, 2011 with the Federal Reserve Bank of New York through its Discount Window. We have pledged indirect auto loans and investment securities totaling $160.4 million and $5.3 million, respectively, at September 30, 2011. At September 30, 2011, we also had available $80.5 million of unsecured federal funds lines of credit with other financial institutions. We did not draw any amounts on any of these lines during the quarter other than an overnight test to confirm their availability. There were no amounts outstanding on any of these lines at September 30, 2011.

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

September 30, 2011
Total assets	$1,430,783
Less: Goodwill and intangible assets, net	38,760

Tangible assets (non-GAAP)	$1,392,023

Total Common Equity	143,137
Less: Goodwill and intangible assets, net	38,760

Tangible Common Equity (non-GAAP)	$104,377

Total Equity/Total Assets	10.00%
Tangible Common Equity/Tangible Assets (non-GAAP)	7.50%

Shareholders’ equity was $143.1 million at September 30, 2011, compared with $133.1 million at December 31, 2010. Net income increased shareholders’ equity by $10.5 million during the first nine months of 2011 which was partially offset by dividends declared of $4.3 million or $0.91 per common share. Accumulated other comprehensive income included in shareholders’ equity increased $3.5 million during 2011 due primarily to higher net unrealized gains on securities available-for-sale, resulting from lower interest rates during 2011 and other market factors.

The Bank’s Tier 1 leverage ratio was 8.25% and its total risk-based capital ratio was 14.84% at the end of the third quarter, both of which comfortably exceeded the regulatory thresholds required to be classified as a well-capitalized institution, which are 5.0% and 10.0%, respectively. As provided above, our tangible common equity capital ratio was 7.50% at September 30, 2011.

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

As of December 31, 2010, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. Management believes that, as of September 30, 2011, Alliance and the Bank met all capital adequacy requirements to which they were subject.

The following table compares our actual capital amounts and ratios with those needed to qualify for the “well capitalized” category, which is the highest capital category as defined in the regulations, dollars in thousands:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount		Ratio
As of September 30, 2011
Total risk-based capital
Alliance	$134,964	15.68%	$68,853	≥	8.00%	$	N/A	N/A
Bank	126,791	14.84%	68,372	≥	8.00%		85,465	≥10.00%
Tier 1 capital
Alliance	124,194	14.43%	34,427	≥	4.00%		N/A	N/A
Bank	116,042	13.58%	34,186	≥	4.00%		51,279	≥6.00%
Leverage
Alliance	124,194	8.79%	56,524	≥	4.00%		N/A	N/A
Bank	116,042	8.25%	56,264	≥	4.00%		70,330	≥5.00%

As of December 31, 2010
Total risk-based capital
Alliance	$127,629	14.65%	$69,684	≥	8.00%	$	N/A	N/A
Bank	119,203	13.79%	69,136	≥	8.00%		86,420	≥10.00%
Tier 1 capital
Alliance	116,943	13.43%	34,842	≥	4.00%		N/A	N/A
Bank	108,517	12.56%	34,568	≥	4.00%		51,852	≥6.00%
Leverage
Alliance	116,943	8.28%	56,493	≥	4.00%		N/A	N/A
Bank	108,517	7.72%	56,202	≥	4.00%		70,253	≥5.00%

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

The allowance for credit losses represents management’s estimate of probable incurred credit losses in the loan and lease portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements contained in this Quarterly Report on Form 10-Q describes the methodology used to determine the allowance for credit losses, and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in this report.

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

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case (no rate change) information in the table shows (1) an estimate of Alliance’s net portfolio value at September 30, 2011 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income for the twelve months ending September 30, 2012 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current (September 30, 2011) rate levels and repricing balances are adjusted to current (September 30, 2011) rate levels. The rate change information (rate shocks) in the table shows estimates of net portfolio value at September 30, 2011 and net interest income for the twelve months ending September 30, 2012 assuming instantaneous rate changes of up 100, 200, and 300 basis points and down 100 basis points. Cash flows for non-maturity deposits are based on a decay or runoff rate based on average account age. Rate changes in the rate shock scenario are assumed to be shock or immediate changes and occur uniformly across the yield curve. In projecting future net interest income under the rate shock scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed post shock rate levels. Balances that reprice are assumed to reprice at post shock rate levels.

Based on the foregoing assumptions and as provided in the table that follows, an immediate increase in interest rates of 100, 200, or 300 basis points would have a negative effect on net interest income over a twelve month time period. This is principally because the Bank’s interest-bearing deposit accounts are assumed to reprice faster than its loans and investment securities. However, if the Bank does not increase the rates paid on its deposit accounts as quickly or to the same magnitude as increases in market interest rates, the negative impact on net interest income will likely be lower. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital. Generally, the reverse should be true of an immediate decrease in interest rates of 100 basis points. However, the positive impact on net interest income of a decline in interest rates of 100 basis points is currently constrained by the absolute low level of deposit and borrowing rates.

	Net Portfolio Value at September 30, 2011			Net Interest Income Twelve Months Ending September 30, 2012
		Change from Base			Change from Base
	Amount	Dollar	Percent	Amount	Dollar	Percent
Rate Change Scenario	(Dollars in thousands)
+300 basis point rate shock	$286,255	$(22,117)	(7.2)%	$31,048	$(11,047)	(26.2)%
+200 basis point rate shock	296,708	(11,664)	(3.8)%	34,557	(7,538)	(17.9)%
+100 basis point rate shock	302,029	(6,343)	(2.1)%	38,202	(3,893)	(9.2)%
Base case (no rate change)	308,372	—	—	42,095	—	—
-100 basis point rate shock	284,008	(24,364)	(7.9)%	40,519	(1,576)	(3.7)%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to claims and legal actions in the ordinary course of business. We believe that all such claims and actions currently pending against us, if any, are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

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

ALLIANCE FINANCIAL CORPORATION

DATE: November 9, 2011	/s/ Jack H. Webb
Jack H. Webb
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 9, 2011	/s/ J. Daniel Mohr
J. Daniel Mohr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation of Alliance (incorporated herein by reference to Exhibit 3.1 to Alliance’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2011)

3.2	Amended and Restated Bylaws of Alliance (incorporated herein by reference to Exhibit 3.2 to Alliance’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2011)

4.1	Rights Agreement dated October 19, 2001 between Alliance Financial Corporation and American Stock Transfer & Trust Company, including the Certificate of Amendment to Alliance’s Certificate of Incorporation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference to exhibit 4.1 to Alliance’s Form 8-A12G filed with the SEC on October 25, 2001)

31.1*	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Financial statements from the quarterly report on Form 10-Q of Alliance Financial Corporation for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.