Form 10-K
period 2011-12-31
ALLIANCE FINANCIAL CORP /NY/
filed 2012-03-14
CIK 796317

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Large Accelerated Filer [  ]            Accelerated Filer [X]            Non-accelerated filer [  ]             Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes                  No  X

As of June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant was $130.3 million based on the closing sale price as reported on the NASDAQ Global Market.

The number of outstanding shares of our common stock, $1.00 par value per share, on March 9, 2012 was 4,784,648 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the 2012 annual meeting of shareholders (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED

DECEMBER 31, 2011

ALLIANCE FINANCIAL CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, statements of our goals, intentions and expectations, statements regarding our business plans and prospects and growth and operating strategies, estimates of our risks, and future costs and benefits that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

¡	an increase in competitive pressure in the banking industry;

¡	changes in interest rates;

¡	changes in the regulatory environment;

¡	general economic conditions, both nationally and regionally, resulting, among other things, in a deterioration in credit quality;

¡	changes in business conditions and inflation;

¡	changes in the securities markets;

¡	changes in technology used in the banking business;

¡	changes in laws and regulations to which we are subject;

¡	our ability to maintain and increase market share and control expenses; and

¡	other factors detailed from time to time in our SEC filings.

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

Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to “Alliance” “we,” “us,” “our company,” “corporation” and “our” refer to Alliance Financial Corporation and its subsidiaries Alliance Bank, N.A., our wholly owned bank subsidiary (the “Bank”) and Alliance Agency Inc.

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

We provide financial services from 29 retail branches and customer service facilities in the New York counties of Cortland, Madison, Oneida, Onondaga, Oswego, and from a Trust Administration Center in Buffalo, NY. Our primary services include commercial, retail and municipal banking, consumer finance, mortgage financing and servicing, trust and investment management services. The Bank has a substantially wholly owned subsidiary, Alliance Preferred Funding Corp., which is engaged in residential real estate activity, and a wholly owned subsidiary, Alliance Leasing, Inc.

Our corporate and administrative offices are located on the 18th Floor, AXA Tower II, 120 Madison St., Syracuse, New York. Banking services are provided at the administrative offices as well as at Alliance’s 29 customer service facilities.

We formed Alliance Financial Capital Trust I and Alliance Financial Capital Trust II (collectively “Capital Trusts”) for the purpose of issuing corporation-obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of Alliance.

At December 31, 2011, we had 328 full-time equivalent employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

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

Recent Legislative and Regulatory Changes

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), passed into law on July 21, 2010, is a broad-ranging financial reform law that affects numerous aspects of the U.S. financial regulatory system. It calls for over 200 rulemakings by numerous federal agencies, some of which have begun to issue rules. However, numerous rules have yet to be proposed or finalized. The Dodd-Frank Act covers subject matter including, but not limited to, systemic risk, corporate governance, executive compensation, credit rating agencies, capital and derivatives. Many of Dodd-Frank’s effects will not be known for months or years to come, pending, for instance, the issuance of final regulations implementing all of its provisions.

The Dodd-Frank Act also created a Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The CFPB has the authority to write regulations on consumer financial products and services that will apply to depository institutions and many other entities that provide consumer financial products and services. The CFPB began operations on July 21, 2011.

Bank Holding Company Regulation

General

Alliance is a bank holding company registered under the Bank Holding Company Act of 1956 and, as such, is subject to supervision, regulation and examination by the Federal Reserve Board. The Bank Holding Company Act and other federal laws and regulations subject bank holding companies to restrictions on the types of activities in which they may engage, as well as to a supervisory regime that provides for possible regulatory enforcement actions for violations of laws and regulations. Alliance elected to also become a financial holding company on June 21, 2006. A bank holding company that also qualifies as a financial holding company can expand into a wide variety of services that are deemed by the Federal Reserve Board to be financial in nature, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting; and merchant banking. In order for a bank holding company to qualify for, and retain, financial holding company status, the holding company must be deemed to be “well managed” and “well capitalized” and each one of the bank holding company’s subsidiary depository institutions must be deemed “well capitalized” and “well managed” by regulators and must have received at least a “Satisfactory” rating on its last Community Reinvestment Act (“CRA”) examination.

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider factors including the financial and managerial resources and future prospects of the bank holding company and the banks concerned; the convenience and needs of the communities to be served; and competitive factors. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank or bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. In addition, any entity is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of our outstanding common stock, or otherwise obtaining control or a “controlling influence” over us.

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that represent unsafe or unsound practices or which constitute violations of laws or regulations, and can bring enforcement actions, including the assessment of civil money penalties, for certain violations or practices.

Under Federal Reserve Board regulations, a bank holding company is expected to act as a source of financial and managerial strength to each of its banking subsidiaries and to commit resources to their support. The Federal Reserve Board may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. Any capital loans by Alliance to its subsidiary bank would be subordinate in right of payment to depositors and to certain other indebtedness of the subsidiary bank.

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

Furthermore, the Bank must obtain the prior approval of the Office of the Comptroller of the Currency (“OCC”) for the payment of dividends if the total of all dividends declared in any calendar year would exceed the sum of the Bank’s net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits the Bank from paying a dividend in an amount greater than its undivided profits after deducting statutory bad debt in excess of the Bank’s allowance for loan losses, as defined by applicable regulations.

Capital Adequacy Guidelines for Bank Holding Companies

The Federal Reserve Board has established risk-based capital guidelines that are applicable to bank holding companies. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total assets (“leverage ratio”) of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%. The Federal Reserve Board capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Any bank holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized, and is required to submit an acceptable plan to the Federal Reserve Board for achieving capital adequacy. In addition, an undercapitalized company's ability to pay dividends to its shareholders and expand its lines of business through the acquisition of new banking or non-banking subsidiaries also could be restricted by the Federal Reserve Board. The Federal Reserve Board may set higher minimum capital requirements for bank holding companies where circumstances warrant, such as companies anticipating significant growth or facing unusual risks. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.” Alliance’s Tier 1 and total risk-based capital ratios as of December 31, 2011 were 14.72% and 15.97%, respectively. In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier 1 capital to total assets (“Tier 1 leverage ratio”) of 3.00% for the bank holding companies with the highest supervisory ratings. All other bank holding companies are required to maintain a Tier 1 leverage ratio of at least 4.00%. Alliance’s Tier 1 leverage ratio as of December 31, 2011 was 9.09%. The guidelines also provide that banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing internal growth, are expected to maintain capital ratios well above the minimum supervisory levels.

On March 1, 2005 the Federal Reserve Board issued a final rule allowing the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies within certain limits. At December 31, 2011, Alliance’s trust preferred securities comprised 20% of the sum of Alliance’s Tier 1 capital. However, pursuant to the Dodd-Frank Act, the ability of bank holding companies to continue to include trust preferred securities in Tier 1 capital will be limited in the future. Under Section 171 of the Dodd-Frank Act, the Federal Reserve must promulgate regulations implementing capital requirements for bank holding companies with assets greater than $500 million that are no less stringent than those applicable to insured depository institutions. Since depository institutions may not count trust preferred securities in Tier 1 capital (but may count them in Tier 2 capital), bank holding companies with over $500 million in assets will no longer be able to do so. Thus, trust preferred securities issued on or after May 19, 2010 may no longer be counted in Tier 1 capital of bank holding companies with over $500 million in assets. Trust preferred securities issued before May 19, 2010 by bank holding companies with assets of less than $15 billion as of year-end 2009 may continue to be included in Tier 1 capital until their original maturity. Alliance’s trust preferred securities are scheduled to mature in 2034 and 2036.

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

Loans to Insiders

The Bank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons (collectively, “insiders”), is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders: (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions for credit in excess of established limits must be approved by the Bank’s Board of Directors.

Bank Regulation

As a national bank, the Bank is subject to primary supervision, regulation, and examination by the OCC. The Bank must file periodic reports with the OCC concerning its activities and financial condition, and must obtain regulatory approval to enter into certain transactions or conduct certain activities. Like other federal banking regulators, the OCC has broad authority to examine and supervise the Bank and to evaluate the Bank’s compliance with applicable laws, regulations and guidance. The OCC may initiate enforcement actions to sanction, remedy, or prevent unsafe or unsound banking practices, breaches of fiduciary duty, and/or violations of law.

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

The Bank has in place a comprehensive program to ensure compliance with these requirements. In 2011, the Bank engaged in a very limited number of transactions of any kind with foreign financial institutions or foreign persons.

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

At December 31, 2011, Alliance and the Bank were in the “well capitalized” category.

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

In February 2011, the FDIC adopted a final rule making certain changes to the deposit insurance assessment system, many of which were made as a result of provisions of the Dodd-Frank Act. The final rule also revised the assessment rate schedule effective April 1, 2011, and adopted additional rate schedules that will go into effect when the DIF reserve ratio reaches various milestones. The final rule changed the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the rule will suspend FDIC dividend payments if the DIF reserve ratio exceeds 1.5 percent at the end of any year but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds.

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

Available Information

We file annual reports, quarterly reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act"). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including Alliance, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

We also make available, free of charge through our website (www.alliancebankna.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnishes it to, the SEC.

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

As of December 31, 2011, approximately 35% of our loan and lease portfolio consisted of commercial loans and leases net of unearned income. These types of loans are generally viewed as having more risk of default than conventional residential real estate loans or most consumer loans. Commercial loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

See the section captioned “Loans and Leases” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial loans and leases.

Our Allowance for Credit Losses May Be Insufficient

We maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, that represents management’s best estimate of probable losses incurred within the existing portfolio of loans and leases. The allowance is necessary to provide for estimated credit losses and risks inherent in the loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan and lease portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan and lease portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a significant degree of subjectivity and requires us to make estimates of current credit risks, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance for credit losses. These increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

See the section captioned “Asset Quality and the Allowance for Credit Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for credit losses.

Our Profitability Depends Significantly on Economic Conditions in Upstate New York

Our profitability depends significantly on the general economic conditions of Upstate New York and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Upstate New York counties of Cortland, Erie, Madison, Oneida, Onondaga, Oswego and nearby counties. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities or credit markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

We Operate in a Highly Competitive Industry and Market Area

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets where we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. Our ability to compete successfully depends on a number of factors, including, among other things:

¡	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe and sound practices.

¡	The ability to maintain high asset quality.

¡	The ability to expand our market position.

¡	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

¡	The rate at which we introduce new products and services relative to our competitors.

¡	Customer satisfaction with our level of service.

¡	Industry and general economic trends.

¡	Our ability to upgrade and acquire technology and information systems to support the sales and service of deposit and loan products.

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

Compliance with the Dodd-Frank Act Will Increase Our Regulatory Compliance Burdens, and May Increase Our Operating Costs and/or Adversely Impact Our Earnings and/or Capital Ratios

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry. Among other things, the Dodd-Frank Act creates a new federal CFPB, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities.

The CFPB began operations on July 21, 2011. It has broad authority to write regulations regarding consumer financial products and services. These regulations will apply to numerous types of entities, including insured depository institutions such as the Bank, and mortgage servicing providers. It is impossible to predict at this time the content or number of such regulations.

The Dodd-Frank Act also requires depository institution holding companies with assets greater than $500 million to be subject to capital requirements at least as stringent as to those applicable to insured depository institutions, meaning, for instance, that such holding companies will no longer be able to count trust preferred securities issued on or after May 19, 2010 as Tier 1 capital. Holding companies with total consolidated assets of less than $15 billion will be allowed to continue to count securities, including trust preferred securities, issued before May 19, 2010 in Tier 1 capital if the securities qualified as Tier 1 capital on that date for the remaining life of the security. Holding companies with total consolidated assets of $15 billion or greater will be required to phase out existing trust preferred and other non-qualifying securities from Tier 1 capital over a 3-year period beginning on January 1, 2013. Moreover, agreements among bank regulators across the world (including the United States) known as the Basel III capital accord also call for the removal of trust preferred securities from Tier 1 capital, encourage more reliance on common equity as the main component of capital, and call for increased levels of capital. Rules implementing Basel III have not be yet been proposed in the United States.

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

We Rely on Dividends from the Bank for Most of Our Revenue

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

The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 16 – Dividends and Restrictions in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

We May Not Be Able to Attract and Retain Skilled People

Our success depends, in large part, on our ability to attract and retain key human resource talent. Competition for the best employees in most activities and functions we are engaged in can be intense and we may not be able to hire employees or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

Our Articles of Incorporation, By-Laws and Shareholder Rights Plan As Well As Certain Banking Laws May Have an Anti-Takeover Effect

Provisions of our articles of incorporation and by-laws, federal banking laws, including regulatory approval requirements, and our stock purchase rights plan could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We conduct business in Upstate New York through 29 banking offices and two administrative centers. We lease our corporate headquarters located in Syracuse, NY. Eleven banking offices and one of the administrative centers are subject to leases and/or long-term land leases. The remaining banking offices and administrative center are owned.

Item 3. Legal Proceedings

We are subject to various claims, legal proceedings and matters that arise in the ordinary course of business. In management’s opinion, no pending action, if adversely decided, would materially affect our financial condition. See Note 15 to our consolidated financial statements contained elsewhere in this report for additional information.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Data

Our common stock is listed on the NASDAQ Global Market under the symbol “ALNC.” There were 834 shareholders of record as of December 31, 2011. The following table presents the high and low sales price during the periods indicated, as well as dividends declared.

	2011			2010
	High	Low	Dividend Declared	High	Low	Dividend Declared
1st Quarter	$33.89	$29.50	$0.30	$29.50	$26.25	$0.28
2nd Quarter	$33.44	$27.34	$0.30	$31.00	$26.78	$0.28
3rd Quarter	$32.83	$26.37	$0.31	$31.55	$27.57	$0.30
4th Quarter	$32.93	$27.62	$0.31	$33.40	$29.11	$0.30

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

American Stock Transfer & Trust Company

59 Maiden Lane

New York, NY 10038

Sales of Unregistered Securities and Purchases of Equity Securities

There were no sales by us of unregistered securities during the year ended December 31, 2011. There were no purchases made by or on behalf of us of our common stock during the fourth quarter of 2011.

Stock Performance Graph

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 3000 index and the SNL Bank NASDAQ index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2006 to 12/31/2011.

Alliance Financial Corporation

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Alliance Financial Corporation	100.00	84.42	80.46	96.08	119.03	118.25
SNL Bank NASDAQ	100.00	78.51	57.02	46.25	54.57	48.42
Russell 3000	100.00	105.14	65.92	84.60	98.92	99.93

Item 6. Selected Financial Data

The summary information presented below at or for each of the years presented is derived in part from our consolidated financial statements. The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)
	Year ended December 31,
	2011	2010	2009	2008	2007
Selected Financial Condition Data	(In thousands)
Total assets	$1,409,090	$1,454,622	$1,417,244	$1,367,358	$1,307,014
Loans & leases, net of unearned income	872,721	898,537	914,162	910,755	895,533
Allowance for credit losses	10,769	10,683	9,414	9,161	8,426
Securities available-for-sale	374,306	414,410	362,158	310,993	282,220
Goodwill	30,844	30,844	32,073	32,073	32,187
Intangible assets, net	7,694	8,638	10,075	11,528	13,183
Deposits	1,083,065	1,134,598	1,075,671	937,882	945,230
Borrowings	136,310	142,792	172,707	238,972	200,757
Junior subordinated obligations	25,774	25,774	25,774	25,774	25,774
Shareholders’ equity	143,997	133,131	123,935	144,481	115,560
Common shareholders’ equity	143,997	133,131	123,935	117,563	115,560
Investment assets under management (Market value, not included in total assets)	$ 827,504	$ 829,426	$ 786,302	$ 726,019	$ 971,078

	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)
	Year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except share and per share data)
Selected Operating Data
Interest income	$55,759	$60,342	$63,962	$67,964	$71,032
Interest expense	12,459	16,053	20,581	30,267	38,550
Net interest income	43,300	44,289	43,381	37,697	32,482
Provision for credit losses	1,910	4,085	6,100	5,502	3,790
Net interest income after provision for credit losses	41,390	40,204	37,281	32,195	28,692
Non-interest income	20,002	20,505	20,811	20,360	21,292
Total operating income	61,392	60,709	58,092	52,555	49,984

Non-interest expense	43,581	44,480	43,208	39,378	37,638
Income before taxes	17,811	16,229	14,884	13,177	12,346
Income tax expense	4,514	4,605	3,436	2,820	2,869
Net income	$13,297	$11,624	$11,448	$10,357	$ 9,477
Dividends and accretion of discount on preferred stock	—	—	1,084	47	—

Net income available to common shareholders	$13,297	$11,624	$10,364	$10,310	$9,477

Stock and Per Share Data
Basic earnings per common share	$ 2.80	$ 2.49	$ 2.25	$ 2.23	$ 1.98
Diluted earnings per common share	$ 2.80	$ 2.48	$ 2.24	$ 2.21	$ 1.96
Basic weighted average common shares outstanding	4,670,052	4,619,718	4,514,268	4,542,957	4,710,530
Diluted weighted average common shares outstanding	4,675,212	4,640,096	4,543,069	4,565,709	4,754,045
Cash dividends declared	$ 1.22	$ 1.16	$ 1.08	$ 1.00	$ 0.90
Dividend payout ratio(1)	43.6%	46.8%	48.2%	44.6%	45.5%
Common book value	$ 30.19	$ 28.15	$ 26.86	$ 25.67	$ 24.53
Tangible common book value(2)	$ 22.11	$ 19.80	$ 17.72	$ 16.15	$ 14.90

	Year ended December 31,
Selected Financial and Other Data(3)	2011	2010	2009	2008	2007

Performance Ratios
Return on average assets	0.92%	0.81%	0.81%	0.78%	0.74%
Return on average equity	9.88%	9.17%	8.68%	8.77%	8.48%
Return on average common equity	9.88%	9.17%	8.46%	8.80%	8.48%
Return on average tangible common equity	13.91%	13.64%	13.02%	14.19%	14.77%
Non-interest income to total income(4)	30.14%	30.44%	30.06%	34.86%	39.29%
Efficiency ratio(5)	70.32%	69.86%	69.66%	68.04%	70.35%

Rate/Yield Information
Yield on interest-earning assets (tax equivalent)	4.37%	4.78%	5.15%	5.88%	6.36%
Cost of interest-bearing liabilities	1.11%	1.42%	1.85%	2.87%	3.78%
Net interest rate spread	3.26%	3.36%	3.30%	3.01%	2.58%
Net interest margin (tax equivalent)(6)	3.43%	3.55%	3.55%	3.35%	3.02%

	At or for the Year Ended December 31,
	2011	2010	2009	2008	2007

Asset Quality Ratios
Nonperforming loans and leases to total loans and leases	1.30%	0.95%	0.94%	0.49%	0.75%
Nonperforming assets to total assets	0.84%	0.63%	0.64%	0.38%	0.53%
Allowance for credit losses to nonperforming loans and leases	95.4%	125.8%	109.7%	204.6%	125.7%
Allowance for credit losses to total loans and leases	1.24%	1.19%	1.03%	1.01%	0.94%
Net charge-offs to average loans and leases	0.21%	0.31%	0.63%	0.53%	0.27%

Equity Ratios
Total common shareholders’ equity to total assets	10.22%	9.15%	8.74%	8.60%	8.84%
Tangible common equity to tangible assets(8)	7.69%	6.62%	5.95%	5.59%	5.56%

Regulatory Ratios
Consolidated:
Tier 1 (core) capital	9.09%	8.28%	7.55%	9.59%	7.53%
Tier 1 risk-based capital	14.72%	13.43%	12.07%	14.05%	10.64%
Tier 1 risk based common capital(7)	11.81%	10.56%	9.22%	11.24%	8.76%
Total risk-based capital	15.97%	14.65%	13.14%	15.08%	11.59%
Bank:
Tier 1 (core) capital	8.50%	7.72%	7.14%	8.97%	7.26%
Tier 1 risk-based capital	13.80%	12.56%	11.47%	13.15%	10.34%
Total risk-based capital	15.05%	13.79%	12.55%	14.19%	11.30%

(1)	Cash dividends declared per share divided by diluted earnings per share.

(2)	Common shareholders’ equity less goodwill and intangible assets divided by common shares outstanding.

(3)	Averages presented are daily averages.

(4)

Non-interest income (net of realized gains and losses on securities and non-recurring items) divided by the sum of net interest income and non-interest income (net of realized gains and losses on securities and non-recurring items).

(5)	Non-interest expense divided by the sum of net interest income and non-interest income (net of realized gains and losses on securities and non-recurring items).

(6)	Tax equivalent net interest income divided by average interest-earning assets.

(7)	Tier 1 capital excluding junior subordinated obligations issued to unconsolidated trusts divided by total risk-adjusted assets.

(8)

We use certain non-GAAP U.S. generally accepted accounting principles or GAAP financial measures, such as the Tangible Common Equity to Tangible Assets ratio (TCE), to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector. We believe TCE is useful because it is a measure utilized by regulators, market analysts and investors in evaluating a company’s financial condition and capital strength. TCE, as defined by us, represents common equity less goodwill and intangible assets. A reconciliation from our GAAP Total Equity to Total Assets ratio to the Non-GAAP Tangible Common Equity to Tangible Assets ratio is presented below (dollars in thousands):

	Year ended December 31,
	2011	2010	2009	2008	2007

Total assets	$1,409,090	$1,454,622	$1,417,244	$1,367,358	$1,307,014
Less: Goodwill and intangible assets, net	38,538	39,482	42,148	43,601	45,370

Tangible assets (non-GAAP)	1,370,552	1,415,140	1,375,096	1,323,757	1,261,644

Total Common Equity	143,997	133,131	123,935	117,563	115,560
Less: Goodwill and intangible assets, net	38,538	39,482	42,148	43,601	45,370

Tangible Common Equity (non-GAAP)	105,459	93,649	81,787	73,962	70,190

Total Equity/Total Assets	10.22%	9.15%	8.74%	8.60%	8.84%
Tangible Common Equity/Tangible Assets (non-GAAP)	7.69%	6.62%	5.95%	5.59%	5.56%

Summarized quarterly financial information for the years ended December 31, 2011 and 2010 is as follows:

	Year ended	Year ended	Year ended	Year ended	Year ended
	Year ended	Three months ended
	12/31/11	12/31/11	9/30/11	6/30/11	3/31/11

		(Dollars in thousands, except share and per share data)
Total interest income	$55,759	$12,942	$14,061	$14,494	$14,262
Total interest expense	12,459	2,928	3,064	3,188	3,279

Net interest income	43,300	10,014	10,997	11,306	10,983
Provision for credit losses	1,910	800	750	160	200
Non-interest income	20,002	5,062	5,919	4,435	4,586
Non-interest expense	43,581	10,640	11,139	10,823	10,979

Income before income taxes	17,811	3,636	5,027	4,758	4,390
Income tax expense	4,514	791	1,360	1,279	1,084

Net Income	$13,297	$2,845	$3,667	$3,479	$3,306

Net Income available to common shareholders	$13,297	$2,845	$3,667	$3,479	$3,306

Basic earnings per share	$2.80	$0.60	$0.77	$0.73	$0.70
Diluted earnings per share	$2.80	$0.60	$0.77	$0.73	$0.70
Basic weighted average shares outstanding	4,670,052	4,687,802	4,667,355	4,662,752	4,662,044
Diluted weighted average shares outstanding	4,675,212	4,689,427	4,673,908	4,670,530	4,670,674
Cash dividends declared per share	$1.22	$0.31	$0.31	$0.30	$0.30
Net interest margin (tax equivalent)	3.43%	3.24%	3.48%	3.53%	3.44%
Return on average assets	0.92%	0.80%	1.01%	0.95%	0.90%
Return on average equity	9.88%	8.19%	10.69%	10.45%	10.27%
Return on average tangible common equity	13.91%	11.34%	14.91%	14.80%	14.80%
Non-interest income to total income	30.10%	33.58%	29.47%	28.17%	29.46%
Efficiency ratio	70.35%	70.58%	71.45%	68.76%	70.52%

	Year ended	Year ended	Year ended	Year ended	Year ended
	Year ended	Three months ended
	12/31/10	12/31/10	9/30/10	6/30/10	3/31/10

		(Dollars in thousands, except share and per share data)
Total interest income	$60,342	$14,406	$15,102	$15,378	$15,456
Total interest expense	16,053	3,588	3,942	4,188	4,335

Net interest income	44,289	10,818	11,160	11,190	11,121
Provision for credit losses	4,085	800	1,095	1,095	1,095
Non-interest income	20,505	5,946	5,139	4,859	4,561
Non-interest expense	44,480	11,346	11,210	10,963	10,961

Income before income taxes	16,229	4,618	3,994	3,991	3,626
Income tax expense	4,605	1,825	904	999	877

Net Income	$11,624	$ 2,793	$ 3,090	$ 2,992	$ 2,749
Net Income available to common shareholders	$11,624	$ 2,793	$ 3,090	$ 2,992	$ 2,749

Basic earnings per share	$ 2.49	$ 0.59	$ 0.66	$ 0.64	$ 0.59
Diluted earnings per share	$ 2.48	$ 0.59	$ 0.66	$ 0.64	$ 0.59
Basic weighted average shares outstanding	4,619,718	4,646,934	4,624,819	4,622,660	4,583,617
Diluted weighted average shares outstanding	4,640,097	4,660,463	4,646,889	4,643,679	4,614,060
Cash dividends declared per share	$ 1.16	$ 0.30	$ 0.30	$ 0.28	$ 0.28
Net interest margin (tax equivalent)	3.55%	3.45%	3.57%	3.56%	3.61%
Return on average assets	0.81%	0.77%	0.86%	0.83%	0.77%
Return on average equity	9.17%	8.59%	9.57%	9.62%	8.93%
Return on average tangible common equity	13.64%	12.51%	14.09%	14.48%	13.55%
Non-interest income to total income	30.44%	32.17%	30.21%	30.28%	29.08%
Efficiency ratio	69.86%	71.14%	70.10%	68.31%	69.90%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2011 Highlights and Overview

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

The following is a summary of key financial results for the year ended December 31, 2011:

—	At December 31, 2011, total assets were $1.4 billion and total deposits were $1.1 billion.

—	Net income was $13.3 million in 2011, compared to $11.6 million in 2010.

—	Net income per diluted common share was $2.80 in 2011, compared with $2.48 in 2010.

—	Net interest income was $43.3 million in 2011, compared to $44.3 million in 2010.

—	The tax-equivalent net interest margin was 3.43% in 2011 and 3.55% in 2010.

—	Provision for credit losses was $1.9 million in 2011, compared to $4.1 million in 2010.

—	Total nonperforming assets were $11.7 million or 0.83% of total assets at December 31, 2011 compared with $9.1 million or 0.63% at December 31, 2010.

—	Non-interest income, excluding securities gains, was 30.1% of total revenue in 2011 compared with 30.4% in 2010.

—	Our efficiency ratio was 70.3% in 2011 compared with 69.9% in 2010.

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

	Years ended December 31,
	2011			2010			2009
	Avg. Balance	Amt. of Interest	Avg. Yield/ Rate	Avg. Balance	Amt. of Interest	Avg. Yield/ Rate	Avg. Balance	Amt. of Interest	Avg. Yield/ Rate
	(Dollars in thousands)

Assets:
Interest-earning assets:
Federal funds sold	$15,890	$22	0.14%	$8,823	$8	0.10%	$13,084	$15	0.11%
Taxable investment securities	342,781	10,470	3.04%	314,271	10,795	3.43%	256,494	10,143	3.95%
Nontaxable investment securities	79,785	4,480	5.62%	74,456	4,352	5.84%	85,173	5,172	6.07%
FHLB and FRB stock	8,842	433	4.90%	9,005	499	5.54%	10,875	558	5.13%
Residential real estate loans	329,773	17,108	5.19%	351,922	18,731	5.32%	344,707	19,087	5.54%
Commercial loans	243,871	11,868	4.87%	209,574	11,084	5.29%	202,020	11,221	5.55%
Non-taxable commercial loans	9,197	492	5.35%	8,639	478	5.53%	9,449	570	6.03%
Taxable leases (net of unearned income)	21,455	1,272	5.93%	39,978	2,384	5.96%	68,334	4,068	5.95%
Nontaxable leases (net of unearned income)	11,685	752	6.44%	13,908	900	6.47%	16,472	1,069	6.49%
Indirect auto loans	165,880	7,214	4.35%	182,085	9,194	5.05%	187,919	10,339	5.50%
Consumer loans	90,621	3,594	3.97%	91,389	3,865	4.23%	91,387	4,036	4.42%

Total interest-earning assets	1,319,780	57,705	4.37%	1,304,050	62,290	4.78%	1,285,914	66,278	5.15%
Non-interest-earning assets:
Other assets	132,816			137,803			136,512
Allowance for credit losses	(10,933)			(10,370)			(9,990)
Net unrealized gains on available-for-sale securities	10,532			9,610			6,912

Total	$1,452,195			$1,441,093			$1,419,348

Liabilities & Shareholders’ Equity:
Demand deposits	$147,236	$225	0.15%	$141,124	$490	0.35%	$117,113	$531	0.45%
Savings deposits	106,279	210	0.20%	99,799	377	0.38%	92,114	454	0.49%
MMDA deposits	364,800	1,609	0.44%	357,572	2,675	0.75%	303,344	3,347	1.10%
Time deposits	333,138	5,673	1.70%	359,532	7,216	2.01%	382,420	9,622	2.52%

Total interest-bearing deposits	951,453	7,717	0.81%	958,027	10,758	1.13%	894,991	13,954	1.56%
Borrowings	143,439	4,104	2.86%	146,296	4,650	3.18%	193,648	5,819	3.01%
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	638	2.47%	25,774	645	2.50%	25,774	808	3.13%

Total interest-bearing liabilities	1,120,666	12,459	1.11%	1,130,097	16,053	1.42%	1,114,413	20,581	1.85%
Non-interest-bearing liabilities:
Demand deposits	181,039			167,912			156,396
Other liabilities	15,917			16,383			16,685
Shareholders’ equity	134,573			126,701			131,854

Total	$1,452,195			$1,441,093			$1,419,348

Net interest income (tax equivalent)		$45,246			$46,237			$45,697

Net interest rate spread			3.26%			3.36%			3.30%
Net interest margin (tax equivalent)			3.43%			3.55%			3.55%
Federal tax exemption on nontaxable investment securities, loans and leases included in interest income		1,946			1,948			2,316

Net interest income		$43,300			$44,289			$43,381

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

	2011 Compared to 2010			2010 Compared to 2009
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net Change	Volume	Rate	Net Change

	(In thousands)
Federal funds sold	$ 8	$ 6	$ 14	$ (5)	$ (2)	$ (7)
Taxable investment securities	944	(1,269)	(325)	2,095	(1,443)	652
Non-taxable investment securities	298	(170)	128	(630)	(190)	(820)
FHLB and FRB stock	(9)	(57)	(66)	(101)	42	(59)
Residential real estate loans	(1,169)	(454)	(1,623)	401	(757)	(356)
Commercial loans	1,713	(929)	784	405	(542)	(137)
Non-taxable commercial loans	30	(16)	14	(47)	(45)	(92)
Taxable leases (net of unearned income)	(1,100)	(12)	(1,112)	(1,691)	7	(1,684)
Non-taxable leases (net of unearned income)	(144)	(4)	(148)	(166)	(3)	(169)
Indirect loans	(774)	(1,206)	(1,980)	(315)	(830)	(1,145)
Consumer loans	(33)	(238)	(271)	—	(171)	(171)

Total interest-earning assets	(236)	(4,349)	(4,585)	(54)	(3,934)	(3,988)

Interest-bearing demand deposits	21	(286)	(265)	93	(134)	(41)
Savings deposits	23	(190)	(167)	34	(111)	(77)
MMDA deposits	54	(1,120)	(1,066)	522	(1,194)	(672)
Time deposits	(498)	(1,045)	(1,543)	(549)	(1,857)	(2,406)
Borrowings	(89)	(457)	(546)	(1,485)	316	(1,169)
Junior subordinated obligations issued to unconsolidated subsidiary trusts	—	(7)	(7)	—	(163)	(163)

Total interest-bearing liabilities	(489)	(3,105)	(3,594)	(1,385)	(3,143)	(4,528)

Net interest income (tax equivalent)	$ 253	$(1,244)	$ (991)	$ 1,331	$ (791)	$ 540

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

General

Net income was $13.3 million or $2.80 per diluted share for the year ended December 31, 2011, compared with $11.6 million or $2.48 per diluted share in 2010. The increase in net income in 2011 resulted from a $2.2 million decline in the provision for credit losses and an $899,000 decrease in non-interest expenses partially offset by a $989,000 decrease in net interest income and a $503,000 decrease in non-interest income.

Net Interest Income

Net interest income totaled $43.3 million in 2011, which was a decrease of $989,000 or 2.2% compared with $44.3 million in 2010. The decrease in net-interest income resulted from a decline in the net interest margin partially offset by an increase in average interest-earning assets.

Average interest-earning assets increased $14.4 million in 2011 compared with 2010, with a $33.8 million increase in securities offsetting a $25.0 million decrease in loans and leases. The tax-equivalent net interest margin was 3.43% in 2011, compared to 3.55% in 2010. The tax-equivalent yield on interest-earning assets decreased 40 basis points in 2011 compared to 2010, which was partially offset by a 31 basis point decrease in our cost of interest-bearing liabilities over the same period. The tax-equivalent yield on our interest-earning assets was 4.37% in 2011, compared to 4.78% in 2010. Our cost of interest-bearing liabilities was 1.11% in 2011, compared to 1.42% in 2010.

Between September 2007 and December 2008, the Federal Reserve reduced its target fed funds rate from 5.25% to between zero and 0.25%, where the target rate remains. The Federal Reserve’s monetary policy, volatility in equity markets, economic recession and federal government economic stimulus efforts, among other factors, have caused yields on U.S. Treasury securities to drop to exceptionally low levels throughout much of the past four years. The month-end yields on two-year, ten-year and thirty-year treasury securities were lower by 369 basis points, 266 basis points and 192 basis points, respectively at December 31, 2011 compared to September 30, 2007. This persistently low interest rate environment has caused an ongoing decline over the past four years in the returns on our interest-earning assets, consistent with much of the financial industry. Yields on our securities portfolio and on our commercial loans and consumer loans were most affected by the low interest rate environment, due to the significant annual amortization in these portfolios as a result of their relatively shorter duration. Also, our commercial loan and consumer loan portfolios are more sensitive to changes in interest rates due to the variable rate characteristics of a portion of these portfolios. The tax-equivalent yield on our securities portfolio decreased 38 basis points in 2011 compared to 2010. The yield on our commercial loans and consumer (including indirect) loans decreased 42 basis points and 56 basis points, respectively, in 2011.

Changes in our asset mix also contributed to the decline in the interest-earning assets yield in 2011, as securities comprised a larger portion of our earning assets in 2011 as compared to 2010 due to difficulty in growing our loan portfolio as the result of the difficult economic and credit market conditions, and our decision to sell many of our fixed rate residential mortgage originations. The yields on the securities we hold are typically lower than the yields on our loans and leases. Securities comprised 32.0% of average interest-earning assets in 2011, compared with 29.8% in 2010.

The cost of our interest-bearing liabilities decreased 31 basis points in 2011 due to a combination of the low interest rate environment, our deposit pricing strategies and a favorable change in the mix of our interest-bearing liabilities, with lower-cost interest-bearing transaction accounts (savings, demand and money market) comprising a larger portion of our average interest-bearing liabilities in 2011. The average balance of interest-bearing transaction accounts increased $19.8 million or 3.3% in 2011, and totaled $618.3 million or 65.0% of total interest-bearing deposits in 2011, compared to $598.5 million or 62.5% of average interest-bearing deposits in 2011.

Our liability mix remained favorably weighted towards transaction accounts in 2011 as we continued to focus on increasing our transaction account balances and as we refrained from offering premium rates on time accounts. Our effort to increase our transaction account balances has been enhanced by retail and municipal depositor’s reluctance to lock up funds in time accounts at what are very low, yet competitive rates, and to the buildup of cash on corporate customers’ balance sheets. The aggregate average balance of transaction accounts (including non-interest bearing demand deposits) was $799.4 million in 2011, which was an increase of $32.9 million or 4.3% from the aggregate average balances of $766.4 million in 2010. Average transaction account balances comprised 70.6% of total average deposits in 2011, compared with 68.1% in 2010. Average time account balances in 2011 were $333.1 million or 29.4% of total average deposits in 2011, compared with $359.5 million or 31.9% in 2010. Our ability to gather and retain transaction deposits in recent years has been greatly enhanced by our strong financial position and earnings performance, enhanced product offerings including upgraded treasury management and internet banking platforms, and a high positive awareness of our brand. Environmental factors such as equity market volatility, risk aversion among retail investors and a build-up of cash on corporate balance sheets have also played a role in the growth in our transaction accounts.

Our tax-equivalent net interest margin declined over the course of 2011 as decreases in the cost of our interest-bearing liabilities did not keep pace with declines in the yield on our interest-earning assets. Our tax-equivalent net interest margin was 3.24% in the fourth quarter of 2011, compared with 3.44% in the first quarter of the year. The declining trend in our net interest margin that we have experienced in recent quarters is likely to continue in coming quarters as the persistently low interest rate environment continues to negatively affect the return on our loan and investment portfolios, while our ability to further reduce our funding costs is limited. We expect that weak economic conditions and historically low interest rates will likely weigh on asset growth and earnings in the financial sector for the foreseeable future. We also believe loan demand will remain soft while competition intense in our markets, which will likely inhibit loan portfolio growth in future quarters. In addition, we expect our securities portfolio will decline in coming quarters as we may not reinvest some or all of the portfolio amortization given the very low yields available for the types of shorter-duration, non-corporate securities in which we invest. Should any or all of these expectations be realized, it is likely that net interest income will decline in coming quarters.

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

The following table sets forth certain information on non-interest income for the years indicated:

	Years ended December 31,
	2011	2010	Change
	(In thousands)
Investment management income	$ 7,746	$ 7,316	$ 430	5.9%
Service charges on deposit accounts	4,463	4,509	(46)	(1.0)%
Card-related fees	2,701	2,563	138	5.4%
Insurance agency income	—	1,283	(1,283)	(100.0)%
Income from bank-owned life insurance	1,018	1,058	(40)	(3.8)%
Gain on sale of loans	1,283	1,394	(111)	(8.0)%
Gains on sale of securities available-for-sale	1,325	308	1,017	330.2%
Other non-interest income	1,466	2,074	(608)	(29.3)%

Total non-interest income	$20,002	$20,505	$(503)	(2.5)%

Non-interest income decreased $503,000 or 2.5% to $20.0 million in 2011. Investment management income increased $430,000 or 5.9% in 2011 primarily as a result of the impact of changes in equity and debt markets over the past two years on the value of assets under management. Insurance agency income decreased $1.3 million due to the sale of our insurance agency operations in December 2010. The elimination of the operating expenses associated with our insurance agency substantially offset the revenue decline in 2011, resulting in no significant net effect on our financial results. Gains on the sale of securities available-for-sale increased to $1.3 million in 2011, compared with $308,000 in 2010 due to increased sales activity in 2011. Other non-interest income decreased $608,000 in 2011 compared to 2010 due primarily to the gain of $815,000 recognized on the sale of the insurance agency in 2010.

Non-interest income (excluding securities gains and the gain on the sale of the insurance agency) comprised 30.1% of total revenue in 2011 compared with 30.4% in 2010.

Non-Interest Expenses

The following table sets forth certain information on non-interest expenses for the years indicated:

	Years ended December 31
	2011	2010	Change
	(In thousands)
Salaries and employee benefits	$21,902	$22,319	$(417)	(1.9)%
Occupancy and equipment expenses	7,283	7,375	(92)	(1.2)%
Communication expense	599	664	(65)	(9.8)%
Office supplies and postage expense	1,142	1,158	(16)	(1.4)%
Marketing expense	898	1,068	(170)	(15.9)%
Amortization of intangible assets	944	1,127	(183)	(16.2)%
Professional fees	3,087	3,250	(163)	(5.0)%
FDIC insurance premium	1,061	1,601	(540)	(33.7)%
Other non-interest expense	6,665	5,918	747	12.6%

Total non-interest expenses	$43,581	$44,480	$(899)	(2.0)%

Non-interest expenses decreased $899,000 or 2.0% to $43.6 million in 2011. Salaries and benefits expense decreased $417,000 or 1.9% due to the discontinuation of salaries and benefits for the insurance agency’s employees in 2011 partially offset by normal base salary increases and higher incentive compensation. FDIC insurance expense decreased $540,000 or 33.7% in 2011 compared with 2010 primarily due to the change implemented by the FDIC in the basis for calculating insurance premiums. Other non-interest expense increased $747,000 or 12.6% in 2011 compared with 2010 due primarily to the $555,000 write-down of vacant bank-owned property recorded in the third quarter of 2011.

Our efficiency ratio was 70.3% in 2011 compared with 69.9% in 2010.

Income Tax Expense

Our effective tax rate (excluding the gain and related tax on the insurance agency transaction in 2010) was 25.3% in 2011 compared to 24.6% in 2010. The effective tax rate for 2010 excludes the $815,000 gain on the sale of the assets of the insurance agency and the related tax expense of $806,000 which result from a difference in the tax basis of such assets versus the book value

Comparison of Operating Results for the Years Ended December 31, 2010 and 2009

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

Net Interest Income

Net interest income totaled $44.3 million in 2010, an increase of $908,000 or 2.1% compared with $43.4 million in 2009. The increase in net interest income resulted from growth in interest-earning assets. Average interest-earning assets increased $18.1 million in 2010 compared with 2009, with a $47.1 million increase in securities offsetting a $22.8 million decrease in loans and leases. The tax-equivalent net interest margin was 3.55% in 2010 and 2009. The tax-equivalent yield on interest-earning assets decreased 37 basis points in 2010 compared to 2009, which was offset by a 43 basis point decrease in our cost of interest-bearing liabilities over the same period. The tax-equivalent yield on our interest-earning assets was 4.78% in 2010 compared with 5.15% in 2009. Our cost of interest-bearing liabilities was 1.42% in 2010 compared to 1.85% in 2009.

The significant easing of monetary policy by the Federal Reserve since September 2007, along with volatility in equity markets, economic recession and federal government monetary and economic stimulus efforts, along with other factors have contributed to a sharp decline in the yields on U.S. Treasury securities. The low interest rate environment during this period resulted in declining yields for all of our interest-earning asset, consistent with much of the financial industry. Yields on our securities portfolio and on our commercial loans and consumer loans were most affected by the low interest rate environment. The tax-equivalent yield on our securities portfolio decreased 58 basis points in 2010 compared to 2009. The yield on our commercial loans and consumer (including indirect) loans decreased 26 basis points and 37 basis points, respectively, in 2010.

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

Non-Interest Income

The following table sets forth certain information on non-interest income for the years indicated:

	Years ended December 31,
	2010	2009	Change
	(In thousands)
Investment management income	$ 7,316	$ 7,134	$ 182	2.6%
Service charges on deposit accounts	4,509	5,037	(528)	(10.5)%
Card-related fees	2,563	2,248	315	14.0%
Insurance agency income	1,283	1,387	(104)	(7.5)%
Income from bank-owned life insurance	1,058	1,014	44	4.3%
Gain on sale of loans	1,394	748	646	86.4%
Gains on sale of securities available-for-sale	308	2,168	(1,860)	(85.8)%
Other non-interest income	2,074	1,075	999	92.9%

Total non-interest income	$20,505	$20,811	$(306)	(1.5)%

Non-interest income decreased $306,000 or 1.5% to $20.5 million in 2010. Service charges on deposit accounts decreased $528,000 or 10.5% primarily due to the impact of a new regulation covering overdraft protection programs, which took effect in the third quarter of 2010. Gains on sales of loans increased $646,000 or 86.4% as a result of a higher volume of residential mortgage sales in 2010. We sold a larger portion of our originations in 2010 in connection with our balance sheet management activities.

Gains on sales of investment securities decreased $1.9 million or 85.8% on a sharply lower volume of sales in 2010.

In December 2010, we sold substantially all of the assets of our insurance agency subsidiary, and discontinued its operations. A gain of $815,000 was recognized on the sale of the insurance agency and is included in other non-interest income. The gain was nearly entirely offset by taxes of $806,000 resulting from a difference in the tax basis of such assets versus the book value.

Non-interest income (excluding securities gains and the gain on the sale of the insurance agency) comprised 30.4% of total revenue in 2010 compared with 30.1% in 2009.

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

Income Tax Expense

Our effective tax rate (excluding the gain and related tax on the sale of the insurance agency) was 24.6% in 2010 and 23.1% in 2009.

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

General

Total assets were $1.4 billion at December 31, 2011, a decrease of $45.5 million or 3.1% from December 31, 2010. Securities available-for-sale decreased $40.1 million in 2011 to $374.3 million at the end of 2011. Total loans and leases (net of unearned income) decreased $25.8 million to $872.7 million at December 31, 2011. The decrease in our loan and lease portfolio resulted from the planned and actively managed runoff of the lease portfolio and our decision to sell a large portion of our residential mortgage originations, which was substantially offset by strong commercial loan growth.

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

The following table sets forth the amortized cost and market value for our available-for-sale securities portfolio:

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:	(In thousands)
Debt securities:
U.S. Treasury obligations	$ —	$ —	$ —	$ —	$ 100	$ 101
Obligations of U.S. government-sponsored corporations	3,134	3,190	4,020	4,186	5,864	6,129
Obligations of states and political subdivisions	77,541	82,299	77,246	78,212	75,104	77,147
Mortgage-backed securities - residential	279,393	285,706	324,294	329,010	273,499	275,680

Total debt securities	360,068	371,195	405,560	411,408	354,567	359,057

Stock investments:
Equity securities	—	—	1,852	1,995	1,958	2,104
Mutual funds	3,000	3,111	1,000	1,007	1,000	997

Total stock investments	3,000	3,111	2,852	3,002	2,958	3,101

Total available for sale	363,068	374,306	408,412	414,410	357,525	362,158
Net unrealized gains on available-for-sale securities	11,238		5,998		4,633

Total carrying value	$374,306		$414,410		$362,158

We decreased the size of our securities portfolio in 2011 in order to manage our interest-rate risk, given the very low yields available for the types of shorter-duration, non-corporate securities in which we invest. Our securities portfolio totaled $374.3 million at December 31, 2011, compared with $414.4 million at December 31, 2010. Our portfolio is comprised entirely of investment grade securities, the majority of which are rated “AAA” by one or more of the nationally recognized rating agencies. The breakdown of our securities portfolio at December 31, 2011 was 76% government-sponsored entity guaranteed mortgage-backed securities, 22% municipal securities and 1% obligations of U.S. government sponsored corporations. Mortgage-backed securities, which totaled $285.7 million at December 31, 2011, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the U.S. government. Our municipal bond portfolio, which totaled $82.3 million at the end of 2011, is comprised primarily of general obligation bonds issued by local municipalities and school districts in New York State. We do not invest in any securities backed by sub-prime, Alt-A or other high-risk mortgages. We also do not hold any preferred stock, corporate debt or trust preferred securities in our portfolio.

Net unrealized gains in our securities portfolio totaled $11.2 million at December 31, 2011, compared with net unrealized gains of $6.0 million at December 31, 2010.

The following table sets forth as of December 31, 2011, the maturities and the weighted-average yields of our debt securities, which have been calculated on the basis of the amortized cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis (in thousands):

	At December 31, 2011
	Amount Maturing Within One Year or Less	Amount Maturing After One Year but Within Five Years	Amount Maturing After Five Years but Within Ten Years	Amount Maturing After Ten Years	Total Amortized Cost
Obligations of U.S. government-sponsored corporations	$ 3,134	$ —	$ —	$ —	$ 3,134
Obligations of states and political subdivisions	11,506	19,174	37,200	9,661	77,541
Mortgage-backed securities	88,578	153,496	29,378	7,941	279,393

Total debt securities available-for-sale	$103,218	$172,670	$66,578	$17,602	$360,068

Weighted average yield at year end (1)	2.94%	2.91%	3.96%	4.00%	3.16%

(1)

Weighted average yields on the tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a marginal federal tax rate of 34%. These yields are an arithmetic computation of interest income divided by average balance and may differ from the yield to maturity, which considers the time value of money.

Loans and Leases

The loan and lease portfolio is the largest component of our interest-earning assets and it generates the largest portion of our interest income. We provide a full range of credit products through our branch network and through our commercial lending line of business. Consistent with our focus on providing community banking services, we generally do not attempt to diversify geographically by making a significant amount of loans to borrowers outside of our primary service area. Loans are primarily internally generated and the majority of our lending activity takes place in the New York State counties of Cortland, Madison, Onondaga, Oneida, Oswego and nearby counties. In addition, we originate indirect auto loans in the western counties of New York State. In connection with our ongoing strategic planning and balance sheet management processes, Alliance Leasing, Inc. ceased origination of new transactions in the third quarter of 2008. The operations of Alliance Leasing are currently limited to servicing the existing lease portfolio.

Total loans and leases, net of unearned income and deferred costs, were $872.7 million at December 31, 2011, compared with $898.5 million at December 31, 2010.

Residential mortgages totaled $316.8 million at the end of 2011, which was a decrease of $18.1 million or 5.4% from the end of 2010. We originated $107.5 million of residential mortgages in 2011, compared to $119.7 million in 2010. Our portfolio declined in 2011 as we sold a large portion of our originations on the secondary market in order to manage our overall interest rate risk position. Sales of residential mortgages totaled $59.6 million in 2011, compared with $66.2 million in 2010. In the first quarter of 2012 we changed our strategy as it relates to residential mortgages and will retain most fixed rate mortgages with terms of 15 years or less in portfolio for the foreseeable future. Fixed rate, monthly-payment mortgages with terms greater than 15 years will still be sold in the secondary market. Substantially all our residential mortgage originations are conventional mortgages originated in our market area. We do not originate sub-prime, Alt-A, negative amortizing or other higher risk residential mortgages.

Commercial loans and mortgages increased $28.4 million or 11.4% in 2011 with approximately 70% of the growth resulting from new loans net of portfolio amortization, and the remainder from increased utilization on existing commercial lines of credit. Commercial loan and mortgage originations (excluding lines of credit) for 2011 totaled $75.9 million, compared to 2010’s originations of $80.4 million.

Our lease portfolio (net of unearned income) continued to amortize in 2011 as a result of our previously announced decision to cease new lease originations. Leases decreased $16.8 million or 39.6% in 2011 to $25.6 million at the end of the year. Leases are expected to continue to amortize down at a similar rate in 2012.

Indirect auto loan balances decreased $17.3 million or 9.8% in 2011 due largely to intense rate driven competition. We originated $68.8 million of indirect auto loans in 2011, compared with $79.5 million in 2010. We adjusted our indirect auto rates down in January 2012 with the goal of modestly growing our indirect loan portfolio in 2012. We originate auto loans through a network of reputable, well-established automobile dealers located in central and western New York. Applications received through our indirect lending program are subject to the same comprehensive underwriting criteria and procedures as are employed in its direct lending programs. Credit quality metrics within this portfolio remain stable and compare favorably to the industry.

The following table sets forth the composition of our loan and lease portfolio at the dates indicated:

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$316,823	36.4%	$334,967	37.4%	$356,906	39.2%	$314,039	34.6%	$273,465	30.6%
Commercial loans	151,420	17.4%	133,787	14.9%	111,243	12.2%	118,756	13.1%	121,204	13.6%
Commercial real estate	126,863	14.6%	116,066	13.0%	96,753	10.7%	95,559	10.5%	95,932	10.8%
Leases, net of unearned income	25,636	3.0%	42,466	4.8%	68,224	7.5%	104,655	11.6%	131,300	14.7%
Indirect auto loans	158,813	18.3%	176,125	19.7%	184,947	20.3%	182,807	20.2%	176,115	19.7%
Other consumer loans	89,776	10.3%	91,619	10.2%	92,022	10.1%	90,906	10.0%	94,246	10.6%

	869,331	100.0%	895,030	100.0%	910,095	100.0%	906,722	100.0%	892,262	100.0%

Net deferred loan costs	3,390		3,507		4,067		4,033		3,271

Total loans and leases	872,721		898,537		914,162		910,755		895,533
Allowance for credit losses and lease losses	(10,769)		(10,683)		(9,414)		(9,161)		(8,426)

Net loans and leases	$861,952		$887,854		$904,748		$901,594		$887,107

The following table shows the amount of loans and leases outstanding as of December 31, 2011, which, based on remaining scheduled payments of principal, are due in the periods indicated:

	Maturing within one year or less	Maturing after one but within five years	Maturing after five but within ten years	Maturing after ten years	Total
	(In thousands)
Residential real estate	$ 13,363	$ 57,203	$ 73,276	$172,981	$316,823
Commercial loans and commercial real estate	66,614	114,825	51,444	45,400	278,283
Leases, net of unearned income	9,859	11,136	4,641	—	25,636
Indirect auto loans	50,511	106,325	1,684	293	158,813
Other consumer loans	21,104	42,598	22,408	3,666	89,776

Total loans and leases, net of unearned income	$161,451	$332,087	$153,453	$222,340	$869,331

The following table sets forth the sensitivity to changes in interest rates as of December 31, 2011:

	Fixed Rate	Variable Rate	Total
	(In thousands)
Due after one year, but within five years	$224,105	$107,982	$332,087
Due after five years	266,652	109,141	375,793

Asset Quality and the Allowance for Credit Losses

The following table summarizes delinquent loans and leases grouped by the number of days delinquent at the dates indicated:

Delinquent loans and leases	December 31, 2011		December 31, 2010
	$	%(1)	$	%(1)
	(Dollars in thousands)
30 days past due	$ 5,202	0.60%	$ 6,711	0.75%
60 days past due	584	0.06%	1,083	0.12%
90 days past due and still accruing	—	—	19	— %
Non-accrual	11,287	1.30%	8,474	0.95%

Total	$17,073	1.96%	$16,287	1.82%

(1) As a percentage of total loans and leases, excluding deferred costs

The following table represents information concerning the aggregate amount of nonperforming assets:

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Non-accrual loans and leases:
Residential real estate	$ 3,062	$ 3,543	$2,843	$1,506	$1,118
Commercial loans and commercial real estate	7,452	3,296	4,013	1,997	4,988
Leases	107	697	1,418	595	320
Indirect auto	293	212	109	101	83
Consumer	373	726	199	153	158

Total non-accrual loans and leases	11,287	8,474	8,582	4,352	6,667

Accruing loans and leases past due 90 days or more	—	19	—	126	39

Total nonperforming loans	11,287	8,493	8,582	4,478	6,706
Other real estate owned and other repossessed assets	485	652	445	657	229

Total nonperforming assets	$11,772	$9,145	$9,027	$5,135	$6,935

Restructured loans not included in above	$ 1,653	$1,131	$ 110	$ —	$ —
Total nonperforming loans and leases to total loans and leases	1.30%	0.95%	0.94%	0.49%	0.75%
Total nonperforming assets to total assets	0.84%	0.63%	0.64%	0.38%	0.53%
Allowance for credit losses to nonperforming loans and leases	95.4%	125.8%	109.7%	204.6%	125.7%
Allowance for credit losses to total loans and leases	1.24%	1.19%	1.03%	1.01%	0.94%

Delinquent loans and leases (including nonperforming) totaled $17.1 million at December 31, 2011, compared to $16.3 million at the end of 2010. Nonperforming assets, defined as non-accruing loans and leases plus loans and leases 90 days or more past due, along with other real estate owned and other repossessed assets were $11.8 million or 0.84% of total assets at December 31, 2011, compared to $9.1 million or 0.63% of total assets at the end of 2010. Included in nonperforming assets at the end of 2011 were nonperforming loans and leases totaling $11.3 million, compared with $8.5 million at the end of 2010. Conventional residential mortgages comprised $3.1 million (48 loans) or 27.1% of nonperforming loans and leases at December 31, 2011. Nonperforming commercial loans and mortgages totaled $7.5 million (38 loans) or 66.0% of nonperforming loans and leases and leases on nonperforming status totaled $107,000 (5 leases) or 0.9% of nonperforming loans and leases at the end of 2011.

As disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2011, one commercial relationship totaling $3.6 million was placed on nonperforming status during the third quarter. The relationship is comprised of a $3.0 million secured working capital line of credit and two first mortgages totaling $641,000. The line of credit is secured by receivables of the business and is also collateralized by second lien positions on the real estate securing the two mortgages. During the fourth quarter, the borrower’s business continued to weaken, which led to an increase in our impairment allowance on this relationship by $400,000 to $2.1 million, of which $1.0 million was charged off in the fourth quarter. Our exposure to this borrower, net of the write-down recorded in the fourth quarter and included in nonperforming assets, was $2.6 million at December 31, 2011, and the impairment allowance remaining on this net exposure was $1.1 million at the end of the fourth quarter. The impairment allowance is based on our current estimate of the collectability of receivables, the amount and priority of the borrower’s liabilities and on recently appraised values of the real estate collateral. The impairment allowance may need to be increased in coming quarters if the borrowers business deteriorates further or if circumstances require negative adjustments to our assumptions as to the collectability of receivables, the amount and priority of the borrower’s liabilities and/or the value of the real estate.

The economy in our market area is a relatively stable, slow growth economy, with few conditions that give rise to boom and bust cycles. The housing market generally does not exhibit significant volatility and is not significantly impacted by speculative influences. These external factors, combined with our disciplined credit culture and consistently sound underwriting guidelines, are the primary reasons that our levels of delinquent loans and nonperforming assets have remained relatively low in recent years despite significant industry-wide asset quality issues.

As a recurring part of our portfolio management program, we have identified approximately $10.2 million in potential problem loans at December 31, 2011, as compared to $16.6 million at December 31, 2010. The average balance of identified potential problem loans was $237,000 and $339,000 at December 31, 2011 and December 31, 2010, respectively. Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are classified by our loan rating system as “substandard.” At December 31, 2011, potential problem loans primarily consisted of commercial loans and leases and commercial real estate. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

We have a loan and lease monitoring program that evaluates nonperforming loans and leases and the loan and lease portfolio in general. The loan and lease review program continually audits the loan and lease portfolio to confirm management’s loan and lease risk rating system, and systematically tracks such problem loans and leases to ensure compliance with loan and lease policy underwriting guidelines, and to evaluate the adequacy of the allowance for credit losses.

Our policy is to place a loan or lease on non-accrual status and recognize income on a cash basis when a loan or lease is more than 90 days past due, unless in the opinion of management, the loan or lease is well secured and in the process of collection. The impact of interest not recognized on non-accrual loans and leases was $301,000 in 2011, $277,000 in 2010, and $342,000 in 2009. We consider a loan or lease impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement.

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

For commercial loan and lease segments, we maintain a specific allocation methodology for those classified in our internal risk grading system as substandard, doubtful or loss with a principal balance in excess of $200,000. A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on the estimated fair value of the collateral. Loans with modified terms in which a concession to the borrower has been made that it would not otherwise consider unless the borrower was experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. As of December 31, 2011, there was $9.1 million in impaired loans for which $2.1 million in related allowance for credit losses was allocated. There was $3.9 million in impaired loans for which $421,000 in related allowance for credit losses was allocated as of December 31, 2010.

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

	Years ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance at beginning of year	$10,683	$9,414	$9,161	$8,426	$7,029
Loans and leases charged-off:
Residential real estate	224	322	76	276	103
Commercial loans and commercial real estate	1,268	634	1,622	1,940	545
Leases	343	1,345	4,122	1,844	881
Indirect auto	326	251	317	295	211
Consumer	1,010	1,055	1,135	1,284	1,487

Total loans and leases charged off	3,171	3,607	7,272	5,639	3,227
Recoveries of loans and leases previously charged off:
Residential real estate	45	54	59	32	1
Commercial loans and commercial real estate	137	34	514	113	48
Leases	455	81	165	40	13
Indirect auto	192	133	133	91	119
Consumer	518	489	554	596	653

Total recoveries	1,347	791	1,425	872	834

Net loans and leases charged off	1,824	2,816	5,847	4,767	2,393
Provision for credit losses	1,910	4,085	6,100	5,502	3,790

Balance at end of year	$10,769	$10,683	$9,414	$9,161	$8,426

The provision for credit losses decreased 53.2% in 2011 compared to 2010 due primarily to a 35.2% decrease in net charge-offs in 2011 and to relatively low and stable delinquencies. The provision expense was $1.9 million in 2011 compared to $4.1 million in 2010.

Net charge-offs totaled $1.8 million in 2011 compared to $2.8 million in 2010. The decrease in net charge-offs was largely the result of a 74.5% drop in lease charge-offs in 2011 compared to 2010, and a 462% increase in 2011 in recoveries of previously charged-off leases resulting from our ongoing collection efforts. Net recoveries of leases totaled $112,000 in 2011, compared to net charge-offs of $1.3 million in 2010. Net charge-offs in our commercial portfolio increased $530,000 or 89% in 2011 compared to 2010, largely due to the write-down on the $3.6 million impaired credit discussed previously in this report.

Total net charge-offs equaled 0.21% of average loans and leases in 2011, compared to 0.31% in 2010. The provision for credit losses as a percentage of net charge-offs was 105% in 2011, compared to 145% in 2010. The allowance for credit losses was $10.8 million at December 31, 2011, compared with $10.7 million at the end of 2010. The ratio of the allowance for credit losses to total loans and leases was 1.24% at December 31, 2011, compared with 1.19% at December 31, 2010. The ratio of the allowance for credit losses to nonperforming loans and leases was 95% at December 31, 2011, compared with 126% at the end of 2010.

The portion of the allowance for credit losses that is based on loans and leases that are evaluated individually for impairment increased $1.7 million or 398% at December 31, 2011 compared to the end of 2010 due primarily to the classification of the $2.6 million commercial relationship as impaired in the third quarter of 2011. Conversely, the portion of the allowance for credit losses that is based on loans and leases evaluated collectively for impairment decreased $1.7 million or 18% over the same period. This decrease was due to a sharp decline in charge-offs in our lease portfolio in 2011 compared to 2010 and 2009 and to a $16.8 million decrease in the balance of our lease portfolio in 2011, which resulted in a reduced collective impairment allowance allocation for this portfolio totaling $1.1 million along with a reduction of $476,000 of allowance out of the collective impairment evaluation category in the third quarter related to the above-mentioned $2.6 million impaired relationship. The $1.1 million reduction in the allowance allocated to our lease portfolio was effectively re-allocated primarily to commercial loans that were placed on non-accrual status in 2011, which is the primary reason that the allowance for credit losses as a percentage of non-performing loans decreased in 2011.

As discussed above, we assess a number of quantitative and qualitative factors at the individual portfolio level in determining the adequacy of the allowance for credit losses each quarter. In addition, we analyze certain broader, non-portfolio specific factors in assessing the adequacy of the allowance for credit losses, such as the allowance as a percentage of total loans and leases, the allowance as a percentage of nonperforming loans and leases and the provision expense as a percentage of net charge-offs. As our asset quality metrics and net charge-off levels have improved in recent quarters, an increasing portion of the allowance for credit losses has been considered “unallocated,” which means it is not based on either quantitative or qualitative factors but on the broader, non-portfolio specific factors. At December 31, 2011, $991,000 or 9.2% of the allowance for credit losses was considered to be “unallocated,” compared to $874,000 or 8.2% of the allowance at December 31, 2010. We consider the current “unallocated” amount to be at or near a maximum level and, absent any material deterioration in credit quality from recent trends, or material growth in the loan and lease portfolio, some portion of this “unallocated” allowance may be reduced by future credit losses, which would have the effect of lowering the amount of provision expense relative to net charge-offs compared to recent quarters (e.g. less than dollar-for-dollar).

The allowance for credit losses has been allocated within the following categories of loans and leases at the dates indicated with the corresponding percent of loans to total loans for each category (dollars in thousands):

	At December 31,
	2011		2010		2009		2008		2007
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans

Residential real estate	$ 750	36.4%	$ 946	37.4%	$ 891	39.2%	$ 850	34.6%	$ 978	30.6%
Commercial(1)	6,994	32.0%	5,568	27.9%	3,771	22.9%	3,988	23.6%	4,097	24.4%
Leases	503	3.0%	1,583	4.8%	2,212	7.5%	2,673	11.6%	1,951	14.7%
Indirect auto	784	18.3%	933	19.7%	973	20.3%	879	20.2%	685	19.7%
Consumer	747	10.3%	779	10.2%	818	10.1%	771	10.0%	715	10.6%
Unallocated	991	—%	874	—%	749	—%	—	—	—	—

Total	$10,769	100.0%	$10,683	100.0%	$9,414	100.0%	$9,161	100.0%	$8,426	100.0%

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

The following table sets forth the composition of our deposits by business line at year-end (dollars in thousands):

	December 31, 2011
	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$ 46,580	$135,252	$ 3,904	$ 185,736	17.1%
Interest checking	110,886	16,831	18,168	145,885	13.5%

Total checking	157,466	152,083	22,072	331,621	30.6%

Savings	92,240	11,367	3,704	107,311	9.9%
Money market	88,056	122,195	119,749	330,000	30.5%
Time deposits	237,929	26,907	49,297	314,133	29.0%

Total deposits	$575,691	$312,552	$194,822	$1,083,065	100.0%

	December 31, 2010
	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$ 41,962	$133,979	$ 3,977	$ 179,918	15.9%
Interest checking	109,682	12,906	29,306	151,894	13.3%

Total checking	151,644	146,885	33,283	331,812	29.2%

Savings	88,785	11,646	2,668	103,099	9.1%
Money market	88,870	109,282	159,733	357,885	31.5%
Time deposits	257,489	23,677	60,636	341,802	30.2%

Total deposits	$586,788	$291,490	$256,320	$1,134,598	100.0%

Total deposits were $1.1 billion at December 31, 2011, which was a decrease of $51.5 million or 4.5% compared with December 31, 2010. Municipal deposits decreased $61.5 million in 2011, following an increase of $52.5 million in 2010, reflecting typical fluctuations of large balance municipal accounts. The deposit growth we experienced in 2009 and 2010 abated in 2011, due to low deposit account rates and a general decline in the flight to safety which drove banking industry deposits substantially higher over the past three years. Our deposit mix at the end of the year continued to be weighted heavily in lower cost demand, savings and money market accounts (transaction accounts). Transaction accounts totaled $768.9 million or 71.0% of total deposits at the end of 2011, compared to $792.8 million or 69.9% at the end of 2010, as a decline in municipal money market accounts offset growth in retail and commercial transaction account balances. Our ability to gather and retain transaction deposits over the past three years has been greatly enhanced by our strong financial position and earnings performance, enhanced product offerings including upgraded treasury management and internet banking platforms, and a high positive awareness of Alliance’s brand. Environmental factors such as equity market volatility and risk aversion among retail investors, and the buildup of cash on corporate balance sheets have also played a role in the growth in our transaction accounts.

Time deposits in excess of $100,000, which tend to be more volatile and sensitive to interest rates, totaled $123.4 million at December 31, 2011, representing 39.3% of total time deposits and 11.4% of total deposits. These deposits totaled $137.0 million, representing 40.0% of total time deposits and 12.1% of total deposits at year-end 2010.

The following table schedules the amount of our time deposits of $100,000 or more by time remaining until maturity as of December 31, 2011 (in thousands):

Less than three months	$ 32,792
Three months to six months	23,779
Six months to one year	37,665
Over one year	29,159

Total	$123,395

Borrowings

We offer retail repurchase agreements primarily to our larger business customers. Under the terms of the agreements, we sell investment portfolio securities to the customer and agree to repurchase the securities on the next business day. We use this arrangement as a deposit alternative for our business customers. As of December 31, 2011, retail repurchase agreement balances amounted to $26.3 million compared to balances of $25.8 million at December 31, 2010.

During 2011, we utilized collateralized repurchase agreements with various brokers and advances from the Federal Home Loan Bank of New York (FHLB) as alternative sources of funding and as a liability management tool. At December 31, 2011, the combination of repurchase agreements and FHLB advances was $110.0 million, compared with $117.0 million at December 31, 2010. Detailed information regarding our borrowings is included in Note 7 in the consolidated financial statements contained elsewhere in this report.

Total borrowings decreased $6.5 million or 4.5% in 2011 as we used our net cash inflows from securities and loan and lease amortization to pay down borrowings maturing during the year.

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

(in thousands)	December 31, 2011

Total assets	$1,409,090
Less: Goodwill and intangible assets, net	38,538

Tangible assets (non-GAAP)	1,370,552

Total Common Equity	143,997
Less: Goodwill and intangible assets, net	38,538

Tangible Common Equity (non-GAAP)	105,459

Total Equity/Total Assets	10.22%
Tangible Common Equity/Tangible Assets (non-GAAP)	7.69%

Shareholders’ equity was $144.0 million at December 31, 2011, compared with $133.1 million at December 31, 2010. Net income for 2011 increased shareholders’ equity by $13.3 million and was partially offset by common stock dividends declared of $5.8 million or $1.22 per common share. Common stock and paid-in surplus increased $1.6 million in 2011, on the exercise of employee stock options, purchases of our common stock under our Directors’ Stock-Based Deferral Plan and amortization of unvested restricted stock grants. Accumulated other comprehensive income increased $2.2 million due to a $3.2 million increase in unrealized securities gain, net of tax, partially offset by a $1.0 million increase in the unrecognized loss for benefit obligations, net of tax which resulted from a lower discount rate used to calculate our benefit obligations because of lower market interest rates.

Our consolidated Tier 1 leverage ratio was 9.09% and our consolidated total risk-based capital ratio was 15.97% at the end of 2011, both of which exceeded regulatory minimum thresholds for capital adequacy purposes. Our tangible common equity capital ratio was 7.69% at the end of 2011.

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

As of December 31, 2011, the most recent notification from the OCC categorized the Bank as “well capitalized,” under the regulatory framework for prompt corrective action. Management believes that, as of December 31, 2011, Alliance and the Bank met all capital adequacy requirements to which they were subject. A more comprehensive analysis of regulatory capital requirements, including ratios for Alliance and the Bank, is included in Note 18 of the consolidated financial statements contained elsewhere in this report.

Liquidity and Capital Resources

Our liquidity is primarily measured by our ability to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of market interest rate opportunities. Funding of loan commitments, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of our sources and uses of funds. Our Asset Liability Management Committee (ALCO) is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of December 31, 2011, that our liquidity measurements are in compliance with our policy guidelines.

Our principal sources of funds for operations are cash flows generated from earnings, deposits, securities, loan and lease repayments, borrowings from the FHLB, and securities sold under repurchase agreements. During the year ended December 31, 2011, cash and cash equivalents increased by $20.3 million, as net cash provided by operating and investing activities of $83.8 million was partially offset by net cash used in financing activities of $63.5 million. Net cash provided by operating activities was primarily provided by net income of $13.3 million. Net cash provided by investing activities primarily resulted from securities sales, maturities and principal repayments exceeding securities purchases by $41.4 million combined with a net decrease in loans and leases of $22.8 million. Net cash used in financing activities primarily resulted from a net decrease in deposits of $51.5 million, $6.5 million in net repayments on borrowings and $5.8 million in cash dividends paid to common shareholders.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of December 31, 2011, the Bank’s credit limit with the FHLB was $287.5 million with outstanding borrowings in the amount of $110.0 million.

The Bank had a $132.9 million line of credit at December 31, 2011 with the Federal Reserve Bank of New York through its Discount Window, and has pledged as collateral indirect auto loans and securities totaling $158.6 million and $4.9 million, respectively, at December 31, 2011. We did not draw any funds on this line of credit in 2011. At December 31, 2011 and 2010, the Bank also had available $72.5 million of federal funds lines of credit with other financial institutions, none of which was in use at December 31, 2011 and 2010, respectively.

In December 2003, we formed Alliance Financial Capital Trust I, a wholly owned subsidiary of Alliance. The trust was formed for the purpose of issuing $10.0 million of Company-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in our junior subordinated debt securities. The debentures held by the trust are the sole assets of that trust. Distributions on the capital securities issued by the trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by the trust. The capital securities have a variable annual coupon rate that resets quarterly based upon three-month LIBOR plus 285 basis points (3.28% at December 31, 2011). The capital securities have a 30-year maturity and are redeemable at par beginning in January 2009.

In September 2006, we formed Alliance Financial Capital Trust II, a wholly owned subsidiary of the Company. The trust was formed for the purpose of issuing $15.0 million of Company-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in our junior subordinated debt securities. The debentures held by the trust are the sole assets of that trust. Distributions on the capital securities issued by the trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by the trust. The capital securities have a variable annual coupon rate that resets quarterly based upon three-month LIBOR plus 165 basis points (2.20% at December 31, 2011). The capital securities have a 30-year maturity and are redeemable at par in September 2011 and any time thereafter.

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements

Contractual Obligations

We have various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents as of December 31, 2011, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due In
	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
		(Dollars in thousands)
Time deposits*	6	$220,450	$85,555	$8,080	$48	$314,133
Borrowings*	7	36,310	60,000	40,000	—	136,310
Junior subordinated obligations issued to unconsolidated subsidiaries*	8	—	—	—	25,774	25,774
Operating leases	15	1,072	1,884	1,675	3,663	8,294
Purchase obligations	15	172	344	324	1,214	2,053

Total		$258,004	$147,782	$50,079	$30,699	$486,564

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

The following table details the amounts and expected maturities of significant commitments and off-balance sheet arrangements as of December 31, 2011. Further discussion of these commitments and off-balance sheet arrangements is included in Note 15 to the consolidated financial statements contained elsewhere in this report.

Commitments to extend credit:	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(Dollars in thousands)
Residential real estate	$15,360	$ —	$ —	$ —	$ 15,360
Commercial loans and leases	45,857	9,549	581	23,372	79,359
Revolving home equity lines	3,310	14,508	9,623	27,522	54,963
Consumer revolving credit	31,656	—	—	—	31,656
Standby letters of credit	3,620	—	—	—	3,620

Total	$98,803	$24,057	$10,204	$50,894	$184,958

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management.

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

The allowance for credit losses represents management’s estimate of probable incurred loan and lease losses in the loan and lease portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for credit losses, and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in this report.

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

In 2011, we performed a qualitative goodwill impairment assessment to determine whether it is more likely than not that the fair value of our reporting unit was less than the carrying amount in accordance with new accounting guidance issued in the current year. In our qualitative assessment analysis we considered several factors including macroeconomic conditions, industry and market considerations, our financial performance and changes in the composition or carrying amount of our reporting unit. In prior years, we utilized significant estimates and assumptions in determining the fair value of our goodwill and intangible assets for purposes of impairment testing.

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

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the SEC. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case (no rate change) information in the table shows (1) an estimate of our net portfolio value at December 31, 2011 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income for the twelve months ending December 31, 2012 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current (December 31, 2011) rate levels and repricing balances are adjusted to current (December 31, 2011) rate levels. The rate change information (rate shocks) in the table shows estimates of net portfolio value at December 31, 2011 and net interest income for the twelve months ending December 31, 2012 assuming instantaneous rate changes of up 100, 200, and 300 basis points and down 100 basis points. Cash flows for non-maturity deposits are based on a decay or runoff rate based on average account age. Rate changes in the rate shock scenario are assumed to be shock or immediate changes and occur uniformly across the yield curve. In projecting future net interest income under the rate shock scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed post shock rate levels. Balances that reprice are assumed to reprice at post shock rate levels.

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

There is little difference in the amount of our net portfolio value in the up 100 and 200 basis point rate shocks primarily because the absolute low level of current interest rates tempers the potential negative effect of higher interest rates on loan prepayments in these two rate shock scenarios.

	Net Portfolio Value at Dec 31, 2011			Net Interest Income Twelve Months Ending Dec 31, 2012

		Change from Base			Change from Base
Rate Change Scenario	Amount	Dollar	Percent	Amount	Dollar	Percent

	(Dollars in thousands)
+300 basis point rate shock	$295,798	$(9,422)	(3.1)%	$29,844	$(10,180)	(25.4)%
+200 basis point rate shock	302,322	(2,898)	(0.9)%	33,060	(6,963)	(17.4)%
+100 basis point rate shock	302,767	(2,453)	(0.8)%	36,449	(3,575)	(8.9)%
Base case (no rate change)	305,220	—	—%	40,024	—	—%
-100 basis point rate shock	277,060	(28,160)	(9.2)%	37,713	(2,311)	(5.8)%

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and accompanying notes may be found beginning on page F-1 of this report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011. In addition, based on our assessment, management has determined that there were no material weaknesses in our internal controls over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Crowe Horwath LLP, our independent registered public accounting firm, as stated in its report, which is set forth on Page F-2 under the heading “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the sections entitled “Information About Our Board of Directors” and “Information About Our Executive Officers,” “Information about the Board of Directors and Corporate Governance,” “Code of Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees of the Board of Directors – Corporate Governance Committee,” “Committees of the Board of Directors – Audit Committee” and “Report of the Audit Committee of the Board of Directors” in our Proxy Statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The financial statement schedules and exhibits filed as part of this form 10-K are as follows:

(a)(1)	Financial Statements

Reference is made to the Consolidated Financial Statements included in Item 8 of Part II hereof.

(a)(2)	Financial Statement Schedules

Consolidated financial statement schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

The exhibits required to be filed as part of the Annual Report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE FINANCIAL CORPORATION
(Registrant)

Date March 14, 2012	By	/s/ Jack H. Webb
Jack H. Webb, Chairman, President & CEO
(Principal Executive Officer)

Date March 14, 2012	By	/s/ J. Daniel Mohr
J. Daniel Mohr, Executive Vice President & CFO
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 14, 2012, and in the capacities indicated.

/s/ Mary Pat Adams
Mary Pat Adams, Director

/s/ Donald S. Ames
Donald S. Ames, Director

/s/ Donald H. Dew
Donald H. Dew, Director

/s/ Samuel J. Lanzafame
Samuel J. Lanzafame, Director

/s/ Margaret G. Ogden
Margaret G. Ogden, Director

/s/ Lowell A. Seifter
Lowell A. Seifter, Director

/s/ Charles E. Shafer
Charles E. Shafer, Director

/s/ Charles H. Spaulding
Charles H. Spaulding, Director

/s/ Paul M. Solomon
Paul M. Solomon, Director

/s/ Deborah F. Stanley
Deborah F. Stanley, Director

/s/ John H. Watt, Jr.
John H. Watt, Jr., Executive Vice President & Director

/s/ Jack H. Webb
Jack H. Webb, Chairman, President & CEO and Director
(Principal Executive Officer)

ALLIANCE FINANCIAL CORPORATION

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Alliance Financial Corporation

Syracuse, New York

We have audited the accompanying consolidated balance sheets of Alliance Financial Corporation as of December 31, 2011 and 2010 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Alliance Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alliance Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Financial Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Alliance Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP
Crowe Horwath LLP

New York, New York

March 14, 2012

Alliance Financial Corporation and Subsidiaries

Consolidated Balance Sheets

December 31, 2011 and 2010

(Dollars in thousands, except per share data)	2011	2010

Assets:
Cash and due from banks	$ 52,802	$ 32,501

Securities available-for-sale	374,306	414,410
Federal Home Loan Bank of NY(“FHLB”) and Federal Reserve Bank (“FRB”) Stock	8,478	8,652
Loans held for sale	1,217	2,940
Loans and leases, net of unearned income	872,721	898,537
Less allowance for credit losses	(10,769)	(10,683)

Net loans and leases	861,952	887,854

Premises and equipment, net	17,541	18,975
Accrued interest receivable	3,960	4,149
Bank-owned life insurance	29,430	28,412
Goodwill	30,844	30,844
Intangible assets, net	7,694	8,638
Other assets	20,866	17,247

Total assets	$1,409,090	$1,454,622

Liabilities and shareholders’ equity:
Liabilities:
Deposits
Non-interest bearing	$ 185,736	$ 179,918
Interest bearing	897,329	954,680

Total deposits	1,083,065	1,134,598

Borrowings	136,310	142,792
Accrued interest payable	1,578	1,391
Other liabilities	18,366	16,936
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	25,774

Total liabilities	1,265,093	1,321,491

Commitments and contingent liabilities (Note 15)	—	—

Shareholders’ equity:
Preferred stock – par value $1.00 per share; 900,000 shares authorized, none issued and outstanding	—	—
Preferred stock – par value $1.00 per share; 100,000 shares authorized, Series A, junior preferred stock, none issued and outstanding	—	—
Common stock – par value $1.00 per share; 10,000,000 shares authorized, 5,091,553 and 5,051,347 shares issued, and 4,769,241 and 4,729,035 shares outstanding for 2011 and 2010, respectively	5,092	5,051
Surplus	47,147	45,620
Undivided profits	99,879	92,380
Accumulated other comprehensive income	3,951	1,713
Directors’ stock-based deferred compensation plan: 134,260 and 120,237 shares, respectively	(3,416)	(2,977)
Treasury stock, at cost: 322,312 shares	(8,656)	(8,656)

Total Shareholders’ Equity	143,997	133,131

Total Liabilities and Shareholders’ Equity	$1,409,090	$1,454,622

The accompanying notes are an integral part of the consolidated financial statements

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Interest Income:	(In thousands, except per share data)
Interest and fees on loans and leases	$41,877	$46,168	$49,832
Federal funds sold and interest bearing deposits	22	8	15
Interest and dividends on taxable securities	10,903	11,294	10,701
Interest and dividends on nontaxable securities	2,957	2,872	3,414

Total interest income	55,759	60,342	63,962

Interest Expense:
Deposits:
Savings accounts	210	377	454
Money market accounts	1,609	2,675	3,347
Time accounts	5,673	7,216	9,622
NOW accounts	225	490	531

	7,717	10,758	13,954
Borrowings:
Repurchase agreements	825	833	955
FHLB advances	3,279	3,817	4,864
Junior subordinated obligations	638	645	808

Total interest expense	12,459	16,053	20,581

Net interest income	43,300	44,289	43,381
Provision for credit losses	1,910	4,085	6,100

Net interest income after provision for credit losses	41,390	40,204	37,281

Non-interest income:
Investment management income	7,746	7,316	7,134
Service charges on deposit accounts	4,463	4,509	5,037
Card-related fees	2,701	2,563	2,248
Insurance agency income	—	1,283	1,387
Income from bank-owned life insurance	1,018	1,058	1,014
Gain on the sale of loans	1,283	1,394	748
Gain on sale of securities available-for-sale	1,325	308	2,168
Other non-interest income	1,466	2,074	1,075

Total non-interest income	20,002	20,505	20,811

Non-interest expense:
Salaries and employee benefits	21,902	22,319	20,428
Occupancy and equipment expense	7,283	7,375	7,047
Communication expense	599	664	756
Office supplies and postage expense	1,142	1,158	1,337
Marketing expense	898	1,068	932
Amortization of intangible assets	944	1,127	1,453
Professional fees	3,087	3,250	2,893
FDIC insurance premium	1,061	1,601	2,284
Other non-interest expense	6,665	5,918	6,078

Total non-interest expenses	43,581	44,480	43,208

Income before income tax expense	17,811	16,229	14,884
Income tax expense	4,514	4,605	3,436

Net income	$13,297	$11,624	$11,448

Dividends and accretion of discount on preferred stock	—	—	1,084

Net income available to common shareholders	$13,297	$11,624	$10,364

Earnings Per Common Share:
Basic	$ 2.80	$ 2.49	$ 2.25
Diluted	$ 2.80	$ 2.48	$ 2.24

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)
Net income	$13,297	$11,624	$11,448
Other comprehensive income (loss) net of tax:
Net unrealized gains for the period on securities available for sale, net of tax expense of $2,540 in 2011, $622 in 2010, and $816 in 2009	4,025	1,051	1,291
Reclassification adjustment for security gains included in net income, net of tax expense of $513 in 2011, $119 in 2010, and $839 in 2009	(812)	(189)	(1,329)
Change in accumulated unrealized loss and prior service costs for benefit obligations, net of tax (benefit) expense of $(616) in 2011, $(61) in 2010 and $9 in 2009	(975)	(95)	13

Total other comprehensive income (loss), net of tax	2,238	767	(25)

Comprehensive income	$15,535	$12,391	$11,423

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2011, 2010 and 2009

	Issued and Outstanding Common Shares	Preferred Stock	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Directors’ Deferred Stock	Total
	(In thousands, except per share data)
Balance at January 1, 2009	4,578,910	$26,331	$4,901	$41,922	$81,110	$971	$(8,656)	$(2,098)	$144,481
Comprehensive income:
Net income	—	—	—	—	11,448	—	—	—	11,448
Other comprehensive income, net of taxes	—	—	—	—	—	(25)	—	—	(25)
Total comprehensive income									11,423
Redemption of preferred stock	—	(26,918)	—	—	—	—	—	—	(26,918)
Accretion of preferred stock discount	—	587	—	—	(587)	—	—	—	—
Issuance of restricted stock	11,850	—	12	(12)	—	—	—	—	—
Forfeiture of restricted stock	(16,450)	—	(16)	(49)	—	—	—	—	(65)
Retirement of common stock	(14,078)	—	(14)	(407)	—	—	—	—	(421)
Amortization of restricted stock	—	—	—	373	—	—	—	—	373
Stock options exercised	54,689	—	54	1,298	—	—	—	—	1,352
Tax benefit of stock-based compensation	—	—	—	80	—	—	—	—	80
Cash dividend $1.08 per common share	—	—	—	—	(4,973)	—	—	—	(4,973)
Preferred stock dividend	—	—	—	—	(497)	—	—	—	(497)
Repurchase of warrant	—	—	—	(593)	(307)	—	—	—	(900)
Directors’ deferred stock plan purchase	—	—	—	401	—	—	—	(401)	—
Balance at December 31, 2009	4,614,921	$—	$4,937	$43,013	$86,194	$946	$(8,656)	$(2,499)	$123,935
Comprehensive income:
Net income	—	—	—	—	11,624	—	—	—	11,624
Other comprehensive loss, net of taxes	—	—	—	—	—	767	—	—	767
Total comprehensive income									12,391
Issuance of restricted stock	34,097	—	34	(34)	—	—	—	—	—
Forfeiture of restricted stock	(3,865)	—	(4)	1	—	—	—	—	(3)
Retirement of common stock	(766)	—	(1)	(19)	—	—	—	—	(20)
Amortization of restricted stock	—	—	—	360	—	—	—	—	360
Stock options exercised	84,648	—	85	1,513	—	—	—	—	1,598
Tax benefit of stock-based compensation	—	—	—	308	—	—	—	—	308
Cash dividend $1.16 per common share	—	—	—	—	(5,438)	—	—	—	(5,438)
Directors’ deferred stock plan purchase	—	—	—	478	—	—	—	(478)	—
Balance at December 31, 2010	4,729,035	$—	$5,051	$45,620	$92,380	$1,713	$(8,656)	$(2,977)	$133,131

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Cont’d.)

Years Ended December 31, 2011, 2010 and 2009

	Issued and Outstanding Common Shares	Preferred Stock	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Directors’ Deferred Stock	Total
	(In thousands, except per share data)
Comprehensive income:
Net income	—	—	—	—	13,297	—	—	—	13,297
Other comprehensive income, net of taxes	—	—	—	—	—	2,238	—	—	2,238
Total comprehensive income									15,535
Issuance of restricted stock	17,839	—	18	(18)	—	—	—	—	—
Forfeiture of restricted stock	(2,886)	—	(3)	(40)	—	—	—	—	(43)
Retirement of common stock	(3,447)	—	(3)	(101)	—	—	—	—	(104)
Amortization of restricted stock	—	—	—	491	—	—	—	—	491
Stock options exercised	28,700	—	29	646	—	—	—	—	675
Tax benefit of stock-based compensation	—	—	—	110	—	—	—	—	110
Cash dividend $1.22 per common share	—	—	—	—	(5,798)	—	—	—	(5,798)
Directors’ deferred stock plan purchase	—	—	—	462	—	—	—	(462)	—
Directors’ deferred stock plan distribution	—	—	—	(23)	—	—	—	23	—
Balance at December 31, 2011	4,769,241	$ —	$5,092	$47,147	$99,879	$3,951	$(8,656)	$(3,416)	$143,997

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Operating activities:	(In thousands)
Net income	$13,297	$11,624	$11,448
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,910	4,085	6,100
Depreciation expense	2,140	2,353	2,405
Increase in surrender value of life insurance	(1,018)	(1,058)	(1,014)
Deferred income tax (benefit) provision	(1,340)	(1,213)	150
Amortization of investment security discounts and premiums, net	3,466	2,700	1,488
Net gain on sale of securities available-for-sale	(1,325)	(308)	(2,168)
Net gain on sale of premises and equipment	(38)	(8)	(16)
Impairment write-down on premises	570	—	105
Proceeds from the sale of loans and leases held-for-sale	63,365	67,604	46,968
Origination of loans held-for-sale	(60,866)	(68,710)	(46,752)
Net gains on sale of loans and leases	(1,283)	(1,394)	(748)
Gain on sale of insurance agency	—	(815)	—
(Gain) loss on foreclosed real estate-owned	(25)	(5)	8
Amortization of capitalized servicing rights	393	329	321
Amortization of intangible assets	944	1,127	1,453
Restricted stock expense, net	448	357	308
Change in prepaid/accrued FDIC insurance premium	958	1,479	(5,551)
Change in other assets and liabilities	(2,209)	1,226	(1,924)

Net cash provided by operating activities	19,387	19,373	12,581

Investing activities:
Proceeds from maturities, redemptions, calls and principal repayments of investment securities, available-for-sale	104,954	116,279	139,782
Proceeds from sales of investment securities available-for-sale	57,824	9,571	94,943
Purchase of investment securities available-for-sale	(121,427)	(179,129)	(297,115)
Purchase of FRB and FHLB stock	(13,574)	(11,656)	(25,997)
Redemption of FRB and FHLB stock	13,748	13,078	27,767
Net decrease (increase) in loans and leases	22,803	11,671	(9,694)
Purchases of premises and equipment	(1,449)	(1,418)	(1,409)
Proceeds from the sale of premises and equipment	211	168	31
Proceeds from disposition of foreclosed assets	1,358	855	211
Purchase of bank-owned life insurance	—	—	(1,400)
Proceeds from sale of insurance agency	—	1,904	—

Net cash provided by (used in) investing activities	64,448	(38,677)	(72,881)

Financing activities:
Net (decrease) increase in demand deposits, NOW, money market and savings accounts	(23,864)	91,704	118,321
Net (decrease) increase in time deposits	(27,669)	(32,777)	19,468
Net decrease in short-term borrowings	(1,482)	(14,915)	(32,488)
Payments on long-term borrowings	(15,000)	(15,000)	(68,777)
Proceeds from long-term borrowings	10,000	—	35,000
Proceeds from the exercise of stock options	675	1,598	1,352
Retirement of common stock	(104)	(20)	(421)
Purchase of shares for directors’ deferred stock-based plan	(462)	(478)	(401)
Tax benefit of stock-based compensation	110	308	80
Redemption of preferred stock	—	—	(26,918)
Repurchase of warrant	—	—	(900)
Cash dividends paid to common shareholders	(5,738)	(5,311)	(4,872)
Cash dividends paid to preferred shareholders	—	—	(538)

Net cash (used in) provided by financing activities	(63,534)	25,109	38,906

Net increase (decrease) in cash and cash equivalents	20,301	5,805	(21,394)
Cash and cash equivalents at beginning of year	32,501	26,696	48,090

Cash and cash equivalents at end of year	$52,802	$32,501	$26,696

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (cont’d)

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Supplemental Disclosures of Cash Flow Information:	(In thousands)
Interest received during the year	$55,948	$60,360	$64,013
Interest paid during the year	12,272	16,407	21,873
Income taxes paid	7,704	5,542	3,657
Non-cash investing activities:
Change in unrealized gains on securities available-for-sale	5,240	1,365	(61)
Transfer of loans to foreclosed real estate	1,189	1,138	440
Non-cash financing activities:
Dividends declared and unpaid	1,479	1,419	1,292

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Nature of Operations

Alliance Financial Corporation (the “Company” or “Alliance”) is a financial holding company which owns and operates Alliance Bank, N.A. (the “Bank”), Alliance Financial Capital Trust I, Alliance Financial Capital Trust II (collectively the “Capital Trusts”) and Alliance Agency, Inc. (formerly Ladd’s Agency, Inc.). In December 2010, Alliance sold substantially all of the assets of Alliance Agency Inc. and discontinued its operations. Alliance provides financial services through the Bank in 29 retail branches and customer service facilities in the New York counties of Cortland, Madison, Oneida, Onondaga, Oswego, and from a Trust Administration Center in Buffalo, NY. Primary services include commercial, retail and municipal banking, consumer finance, mortgage financing and servicing, and investment management services. The Capital Trusts were formed for the purpose of issuing company-obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of Alliance. The Bank has a substantially wholly owned subsidiary, Alliance Preferred Funding Corp., which is engaged in residential real estate activity, and a wholly owned subsidiary, Alliance Leasing, Inc., which was engaged in commercial equipment financing activity in over thirty states until the third quarter of 2008, at which time Alliance Leasing, Inc. ceased the origination of new leases.

1. Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Alliance, the Bank, and Alliance Agency, Inc., after elimination of intercompany accounts and transactions. The Capital Trusts qualify as variable interest entities under Accounting Standards Topic 810-10-05, “Consolidation of Variable Interest Entities.” However, Alliance is not the primary beneficiary and therefore has not consolidated the accounts of the Capital Trusts in its consolidated financial statements.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has identified the allowance for credit losses, income taxes, and the carrying value of goodwill and intangible assets to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Actual results could differ from those estimates.

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Securities are reviewed regularly for other than temporary impairment. When an investment is impaired, we assess whether we intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other than temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the investment’s amortized cost basis and the present value of its expected future cash flows discounted at the accretable yield. The cost basis of individual equity securities is written down to estimated fair value through a charge to earnings when decline in value below cost are considered to be other than temporary.

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Servicing fee income which is reported on the income statement as other non-interest income is recorded for fees earned for servicing loans and recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

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

Commercial credits typically comprise working capital loans, loans for physical asset expansion, acquisition loans and other business purposes. Commercial loans are made based primarily on the historical and projected cash flows of the borrower and secondarily the underlying collateral provided by the borrower. Loans to closely held businesses will generally be guaranteed in full or for a meaningful amount by the business’ major owners. The cash flows of borrowers, however, may not behave as forecasted and collateral values may fluctuate due to economic or individual performance factors. Minimum standards and underwriting guidelines have been established for all commercial loan types.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or the general economy.

Lease financings, included in portfolio loans and leases on the consolidated balance sheet consist of direct financing leases of commercial equipment, primarily computers and office equipment, manufacturing equipment, commercial

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

trucks and trailers, and medical equipment. Income attributable to finance leases is initially recorded as unearned income and subsequently recognized as finance income at level rates of return over the term of the leases. The recorded residual values of Alliance’s leased assets are estimated at the inception of the lease to be the expected fair value of the assets at the end of the lease term. Alliance reviews commercial lease residual values at least annually and recognizes residual value impairments deemed to be other than temporary. In accordance with U.S. generally accepted accounting principles, anticipated increases in specific future residual values are not recognized before realization. Operating leases are stated at cost of the equipment less scheduled depreciation. Equipment on operating leases is depreciated on a straight-line basis to its estimated residual value over the lease term. Operating lease income is recognized on a straight-line basis over the term of the lease.

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

Alliance’s credit policy includes an external independent loan review process that reviews and validates the credit risk program on a periodic basis.

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

For commercial loan and lease segments, Alliance evaluates those classified in our internal risk grading system as substandard, doubtful or loss with a principal balance in excess of $200,000 to determine if they are impaired. A loan or lease is considered impaired, based on current information and events, if it is probable that Alliance will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on the estimated fair value of the collateral. Loans with modified terms in which a concession to the borrower has been made that we would not otherwise consider unless the borrower was experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Impaired loans and leases arising from troubled debt restructuring are measured at the present value of their estimated future cash flows using the instruments’ effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, Alliance determines the amount of reserve in accordance with the accounting policy for the allowance for credit losses. Large groups of smaller balance homogenous loans, such as consumer and residential real estate loans less than

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

$200,000, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

Income Recognition on Impaired and Non-Accrual Loans and Leases

Loans and leases, including impaired loans or leases, are generally classified as non-accrual if they are past due as to maturity of payment of principal or interest for a period of more than 90 days unless they are well secured and are in the process of collection. Past due status is based on the contractual terms of the loan or lease. While a loan or lease is classified as non-accrual and the future collectibility of the recorded loan or lease balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. Loans and leases are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired for transactions accounted for under the purchase method of accounting for business combinations. Goodwill is not amortized, but evaluated at least annually for impairment. Alliance has selected October 31 as the date to perform the annual impairment test. Intangible assets resulting from the acquisition of Bridge Street Financial, Inc. in 2006 included core deposit intangibles, customer relationship intangibles and a covenant to not compete. The core deposit intangible is being amortized over 10 years using an accelerated method. The non-compete covenant was amortized on a straight-line basis over a period of 3 years based on the agreement. The customer list intangible related to the Ladd’s Agency was amortized over 10 years using an accelerated method and was sold in December 2010. The investment management intangible related to the purchase of certain trust accounts and related assets under management from HSBC, USA, N.A. in 2005 is being amortized over the expected useful life of the relationships acquired. These intangibles are tested for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Goodwill is the only intangible asset with an indefinite life on Alliance’s balance sheet.

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

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

Investment Assets Under Management

Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated balance sheets, since such items are not assets of Alliance. Fees associated with providing investment management services are recorded using a method that approximates the accrual basis.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Adoption of New Accounting Standards and New Accounting Updates

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-2, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-2 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. ASU 2011-2 is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.

As a result of adopting the amendments in ASU 2011-02, we reassessed loan and lease modifications that occurred on or after January 1, 2011 to determine if they constituted a troubled debt restructuring under the guidance in ASU 2011-02. Certain loans and leases for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology met the new guidance under ASU 2011-02 and have been classified as a troubled debt restructure. Upon classifying those loans and leases as troubled debt restructurings, we measured them for impairment under the accounting guidance in ASC Topic 310 for impaired loans. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance for those receivables newly identified as impaired. At September 30, 2011, the first interim period of adoption, the recorded investment in loans and leases for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now considered to be impaired was $359,000, and the allowance for credit losses associated with those loans and leases, on the basis of a current evaluation loss was $5,000.

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

In June 2011, FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. On October 21, 2011, the FASB decided to propose a deferral of the new requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt the other requirements contained in the new standard for the presentation of comprehensive income. The guidance requires changes in presentation only and will have no significant impact on our consolidated financial statements.

In September 2011, FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, “Intangibles-Goodwill and Other.” The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We adopted ASU 2011-08 during the fourth quarter of 2011 and the adoption did not have a material impact on our consolidated statements of financial position results of operation or cash flows.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2.  Securities

The amortized cost and estimated fair value of securities at December 31 are as follows (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Obligations of U.S. government-sponsored corporations	$ 3,134	$ 56	$ —	$ 3,190
Obligations of states and political subdivisions	77,541	4,759	1	82,299
Mortgage-backed securities - residential	279,393	6,483	170	285,706

Total debt securities	360,068	11,298	171	371,195
Stock Investments:
Mutual funds	3,000	113	2	3,111

Total stock investments	3,000	113	2	3,111

Total available-for-sale	$363,068	$11,411	$173	$374,306

Mortgage-backed securities, which totaled $285.7 million at December 31, 2011, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the federal government. At December 31, 2011 and 2010, there were no holdings of securities of any one issuer other than the U.S. government and its agencies in an amount greater than 10% of shareholders’ equity.

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

	December 31, 2011
	Amortized Cost	Estimated Fair Value
Due in one year or less	$103,218	$105,364
Due after one year through five years	172,671	176,934
Due after five years through ten years	66,578	70,471
Due after ten years	17,601	18,426

Total debt securities	$360,068	$371,195

	December 31, 2010
	Amortized Cost	Estimated Fair Value
Due in one year or less	$ 92,034	$ 93,651
Due after one year through five years	202,702	206,541
Due after five years through ten years	90,207	90,885
Due after ten years	20,617	20,331

Total debt securities	$405,560	$411,408

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2011 and 2010, securities with a carrying value of $361.8 million and $402.3 million, respectively, were pledged as collateral for certain deposits and other purposes as required or permitted by law.

Alliance recognized gross gains on sales of securities of $1.3 million, $313,000, and $2.2 million, for 2011, 2010, and 2009, respectively. Gross losses of $5,000 were recognized in 2010 while there were no gross losses in 2011 and 2009. The tax provision related to these net realized gains was $513,000, $119,000, and $839,000, respectively.

The following table shows the securities with unrealized losses at year end, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (in thousands):

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$ 192	$ 1	$ —	$ —	$ 192	$ 1
Mortgage-backed securities	28,746	70	4,144	100	32,890	170

Subtotal, debt securities	28,938	71	4,144	100	33,082	171
Mutual funds	497	2	—	—	497	2

Total temporarily impaired securities	$29,435	$73	$4,144	$100	$33,579	$173

	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$21,482	$ 658	$ —	$ —	$21,482	$ 658
Mortgage-backed securities	58,211	909	1,579	91	59,790	1,000

Subtotal, debt securities	79,693	1,567	1,579	91	81,272	1,658
Mutual funds	—	—	482	18	482	18

Total temporarily impaired securities	$79,693	$1,567	$2,061	$109	$81,754	$1,676

Management does not believe any individual unrealized loss as of December 31, 2011 represents an other-than-temporary impairment. A total of 16 available-for-sale securities were in a continuous unrealized loss position for less than 12 months and 5 securities for 12 months or longer. The unrealized losses relate primarily to debt securities issued by FNMA, GNMA, FHLMC, FHLB, the State of New York, and various political subdivisions within the State of New York. These unrealized losses are primarily attributable to changes in interest rates and other market conditions such as the variability of risk premiums demanded by investors. Alliance does not intend to sell these securities and does not believe it will be required to sell them prior to recovery of the amortized cost.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

3.  Loans and Leases

Major classifications of loans and leases at December 31 are as follows (in thousands):

	2011	2010

Residential real estate	$316,823	$334,967
Commercial loans	151,420	133,787
Commercial real estate	126,863	116,066
Leases	28,842	47,549
Consumer:
Indirect auto loans	158,813	176,125
Home equity loans	78,624	79,162
Other consumer loans	11,152	12,457

Total	872,537	900,113

Unearned income	(3,206)	(5,083)
Net deferred loan costs	3,390	3,507

Total loans and leases	872,721	898,537
Allowance for credit losses	(10,769)	(10,683)

Net loans and leases	$861,952	$887,854

Mortgage Loans Serviced for Others

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of mortgage loans serviced for others were $215.9 million and $188.8 million at December 31, 2011 and 2010, respectively. Servicing fee income, net of mortgage servicing rights amortization, totaled $107,000, $90,000, and $42,000 for the years ended December 31, 2011, 2010 and 2009.

The following table summarizes the changes in the carrying value of mortgage servicing rights (in thousands):

	2011	2010	2009
Balance at January 1	$1,163	$ 909	$845
Additions	507	583	385
Amortization	(393)	(329)	(321)

Balance at December 31	$1,277	$1,163	$909

The fair value of mortgage servicing rights was $1.3 million at December 31, 2011 and 2010. Fair value at December 31, 2011 was determined using a discount rate of 7.28%, prepayment speed assumptions (PSA) ranging from 352% in the first year to 259% in the third year and servicing cost per loan of $56. Fair value at December 31, 2010 was determined using a discount rate of 7.75%, PSA ranging from 352% in the first year to 257% in the third year and servicing cost per loan of $56.

Leases

The estimated residual value of leased assets was $215,000 and $242,000 at December 31, 2011 and 2010, respectively.

At December 31, 2011, the minimum future lease payments, excluding residual values, to be received from lease financings were as follows (in thousands):

Year ending December 31:
2012	$12,075
2013	4,638
2014	3,088
2015	2,513
2016	2,112
Thereafter	4,201

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Loans to Insiders

Certain directors and executive officers of Alliance and their affiliated companies were customers of, and had other transactions with, Alliance during 2011. Loan transactions with related parties are summarized as follows (in thousands):

2011
Balance at beginning of year	$ 2,341
New loans and advances	388
Loan payments	(699)

Balance at end of year	$2,030

Non-accrual and Past Due Loans and Leases

Non-accrual loans and leases and loans past due 90 days still accruing include: a) smaller balance homogeneous loans and leases that are collectively evaluated for impairment, and b) individually classified as impaired loans. The following table presents the recorded investment in non-accrual and loans and leases and loans and leases 90 days past due and still accruing at the dates indicated (in thousands):

	December 31, 2011
	Non-accrual	Greater than 90 Days Past Due and Still Accruing	Nonperforming Loans and Leases

Commercial	$ 3,401	$—	$ 3,401
Commercial real estate	4,051	—	4,051
Leases	107	—	107
Residential real estate	3,062	—	3,062
Consumer:
Indirect	293	—	293
Home equity loans	270	—	270
Other consumer	103	—	103

Total	$11,287	$—	$11,287

	December 31, 2010
	Non-accrual	Greater than 90 Days Past Due and Still Accruing	Nonperforming Loans and Leases

Commercial	$1,212	$ –	$1,212
Commercial real estate	2,084	–	2,084
Leases	697	–	697
Residential real estate	3,543	–	3,543
Consumer:
Indirect	212	10	222
Home equity loans	567	–	567
Other consumer	159	9	168

Total	$8,474	$19	$8,493

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans and leases, including nonperforming loans and leases, at the dates indicated (in thousands):

	December 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Leases
Commercial	$390	$173	$1,327	$1,890	$149,530	$151,420
Commercial real estate	262	—	1,873	2,135	124,728	126,863
Leases, net of unearned income	39	—	18	57	25,579	25,636
Residential real estate	3,743	377	3,062	7,182	309,641	316,823
Consumer:
Indirect	728	76	67	871	157,942	158,813
Home equity loans	141	33	123	297	78,327	78,624
Other consumer	80	53	6	139	11,013	11,152

Total	$5,383	$712	$6,476	$12,571	$856,760	$869,331

	December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Leases
Commercial	$520	$361	$1,077	$1,958	$131,829	$133,787
Commercial real estate	1,511	308	934	2,753	113,313	116,066
Leases, net of unearned income	203	306	172	681	41,785	42,466
Residential real estate	4,000	440	3,543	7,983	326,984	334,967
Consumer:
Indirect	969	58	94	1,121	175,004	176,125
Home equity loans	238	67	400	705	78,457	79,162
Other consumer	138	27	63	228	12,229	12,457

Total	$7,579	$1,567	$6,283	$15,429	$879,601	$895,030

Allowance for Credit Losses

The following table details activity in the allowance for credit losses and the recorded investment by portfolio segment and based on impairment method at the dates indicated (in thousands):

	2011
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:

Beginning balance	$5,568	$1,583	$946	$933	$779	$874	$10,683
Charge-offs	(1,268)	(343)	(224)	(326)	(1,010)		(3,171)
Recoveries	137	455	45	192	518		1,347

Net charge-offs	(1,131)	112	(179)	(134)	(492)		(1,824)

Provision	2,557	(1,192)	(17)	(15)	460	117	1,910

Ending Balance	$6,994	$503	$750	$784	$747	$991	$10,769

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	2010
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:

Beginning balance	$3,771	$2,212	$891	$973	$818	$749	$9,414
Charge-offs	(634)	(1,345)	(322)	(251)	(1,055)		(3,607)
Recoveries	34	81	54	133	489		791

Net charge-offs	(600)	(1,264)	(268)	(118)	(566)		(2,816)

Provision	2,397	635	323	78	527	125	4,085

Ending Balance	$5,568	$1,583	$946	$933	$779	$874	$10,683

	2009
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:

Beginning balance	$3,993	$2,673	$850	$879	$766	$—	$9,161
Charge-offs	(1,622)	(4,122)	(76)	(317)	(1,135)		(7,272)
Recoveries	514	165	59	133	554		1,425

Net charge-offs	(1,108)	(3,957)	(17)	(184)	(581)		(5,847)

Provision	886	3,496	58	278	633	749	6,100

Ending Balance	$3,771	$2,212	$891	$973	$818	$749	$9,414

Impaired Loans and Leases

The following table presents information related to impaired loans and leases as of December 31 (in thousands):

	2011			2010

	Unpaid Contractual Principal Balance(1)	Recorded Investment	Related Allowance	Unpaid Contractual Principal Balance(1)	Recorded Investment	Related Allowance

With no related allowance recorded:
Commercial	$1,962	$1,143		$2,134	$1,080
Leases	191	83		1,253	365
Residential real estate	1,533	1,457		738	738
Consumer other	41	41		—	—

	3,727	2,724		4,125	2,183
With an allowance recorded:
Commercial	7,150	5,932	$2,077	1,277	1,265	$319
Leases	40	24	10	63	47	18
Residential real estate	405	405	11	393	393	84

	7,595	6,361	2,098	1,733	1,705	421
Total:
Commercial	9,112	7,075	2,077	3,411	2,345	319
Leases	231	107	10	1,316	412	18
Residential real estate	1,938	1,862	11	1,131	1,131	84
Consumer other	41	41	—	—	—	—

	$11,322	$9,085	$2,098	$5,858	$3,888	$421

(1)  Unpaid contractual principal balance is not reduced for any partial charge-offs taken on loans and leases.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The allocation of the allowance for credit losses summarized on the basis of Alliance’s impairment methodology was as follows at the dates indicated (in thousands):

	Commercial & Commercial Real Estate	Leases	Residential Real Estate	Consumer Indirect	Consumer Other	Total
December 31, 2011
Individually evaluated for impairment	$2,077	$ 10	$ 11	$ —	$ —	$ 2,098
Collectively evaluated for impairment	4,917	493	739	784	747	7,680

Allocated	$6,994	$503	$750	$784	$747	9,778

Unallocated						991

Total						$10,769

December 31, 2010
Individually evaluated for impairment	$ 319	$ 18	$ 84	$ —	$ —	$ 421
Collectively evaluated for impairment	5,249	1,565	862	933	779	9,388

Allocated	$5,568	$1,583	$946	$933	$779	9,809

Unallocated						874

Total						$10,683

The recorded investment in loans and leases summarized on the basis of Alliance’s impairment methodology at the dates indicated was as follows (in thousands):

	Commercial & Commercial Real Estate	Leases	Residential Real Estate	Consumer Indirect	Consumer Other	Total
December 31, 2011
Individually evaluated for impairment	$ 7,075	$ 107	$ 1,862	$ —	$ 41	$ 9,085
Collectively evaluated for impairment	271,208	25,529	314,961	158,813	89,735	860,246

Total	$278,283	$25,636	$316,823	$158,813	$89,776	$869,331

December 31, 2010
Individually evaluated for impairment	$ 2,345	$ 412	$ 1,131	$ —	$ —	$ 3,888
Collectively evaluated for impairment	247,508	42,054	333,836	176,125	91,619	891,142

Total	$249,853	$42,466	$334,967	$176,125	$91,619	$895,030

The following table presents the average recorded investment in impaired loans and leases for the periods indicated (in thousands):

	December 31,
	2011	2010

Commercial	$4,530	$2,192
Leases	265	923
Residential real estate	1,342	538
Consumer other	8	—

Total	$6,145	$3,653

For the periods ended December 31, 2011 and 2010, we recognized interest income of $72,000 and $0, respectively, on impaired loans while they were considered to be impaired.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Troubled Debt Restructurings

The following table presents the recorded investment in troubled debt restructured loans and leases as of December 31, 2011 based on payment performance status (in thousands):

	Commercial & Commercial Real Estate	Leases	Residential Real Estate	Consumer Other	Total
Performing	$ 211	$—	$1,401	$41	$1,653
Nonperforming	2,216	33	461	—	2,710

Total	$2,427	$33	$1,862	$41	$4,363

Troubled debt restructured loans and leases are considered impaired and are included in the previous impaired loans and leases disclosures in this footnote. As of December 31, 2011, we have not committed to lend additional amounts to customers with outstanding loans and leases that are classified as troubled debt restructurings.

During the period ending December 31, 2011, certain loans and lease modifications were executed which constituted troubled debt restructurings. Substantially all of these modifications included one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; change in scheduled payment amount; permanent reduction of the principal of the loan; or an extension of additional credit for payment of delinquent real estate taxes.

The following table summarizes troubled debt restructurings that occurred during the period indicated (in thousands):

	For the year ending December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial	6	$3,498	$3,509
Leases	2	121	121
Residential real estate	7	794	847
Consumer other	4	43	43

	19	$4,456	$4,520

The troubled debt restructurings described above required a net allocation of the allowance for credit losses of $1.1 million at December 31, 2011. Charge-offs of $1.1 million were recorded on loans and leases modified during 2011.

The following table summarizes the troubled debt restructurings for which there was a payment default within twelve months following the date of the restructuring for the periods indicated (in thousands):

	For the year ending December 31, 2011
	Number of Loans	Recorded Investment

Commercial	4	$2,216
Residential real estate	4	527

	8	$2,743

Loans and leases are considered to be in payment default once it is greater than 30 days contractually past due under the modified terms. The troubled debt restructurings described above that subsequently defaulted resulted in a net

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

allocation of the allowance for credit losses of $1.1 million for the year ending December 31, 2011. Charge-offs of $1.1 million were recorded on these defaulted troubled debt restructurings during 2011.

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

Loans and leases not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans and leases. Commercial loans and leases listed as not rated are credits less than $250,000. In some instances, the commercial loans and lease portfolios were further segmented from their risk grade categories into groups of homogeneous pools based on similar risk and loss characteristics. In 2011, we segmented certain pass and not rated construction contractor loans into their own pool based on the risk and loss characteristics. Loans and leases to municipalities are segregated into a separate risk category. Loans and leases were classified in these risk categories based upon industry characteristics and type of underlying collateral and are monitored under the same risk rating process as other commercial loans and leases.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2011 and based on the most recent analysis performed, the recorded investment by risk category and class of loans and leases is as follows (in thousands):

	December 31, 2011		December 31, 2010
	Commercial and Commercial Real Estate Loans	Commercial Leases	Commercial and Commercial Real Estate Loans	Commercial Leases
Credit risk profile by internally assigned grade:
Pass	$222,236	$13,759	$195,360	$25,538
Special mention	13,421	259	11,126	313
Substandard	10,074	371	16,163	1,051
Substandard individually evaluated for impairment	7,075	107	2,345	412
Doubtful	—	—	—	142
Not rated	12,511	421	15,877	2,154

	265,317	14,917	240,871	29,610
Credit risk profile using other credit quality indicators:
Loans and leases to municipal entities	11,908	10,719	8,982	12,856
Certain construction contractor loans	1,058	—	—	N/A

	$278,283	$25,636	$249,853	$42,466

For residential real estate and consumer loan classes, Alliance evaluates credit quality primarily based upon the aging status of the loan, which was previously presented, and by payment activity.

The following table presents the recorded investment in residential real estate and consumer loans based on payment activity at the dates indicated (in thousands):

	December 31, 2011
	Residential Real Estate	Indirect	Home Equity Loans	Other Consumer

Performing	$313,761	$158,520	$78,354	$11,049
Nonperforming	3,062	293	270	103

Total	$316,823	$158,813	$78,624	$11,152

	December 31, 2010
	Residential Real Estate	Indirect	Home Equity Loans	Other Consumer

Performing	$331,424	$175,903	$78,595	$12,289
Nonperforming	3,543	222	567	168

Total	$334,967	$176,125	$79,162	$12,457

4.  Premises and Equipment

Bank premises, furniture and equipment at December 31 consist of the following (in thousands):

	2011	2010
Land	$ 2,878	$ 2,999
Bank premises	19,791	20,309
Furniture and equipment	26,639	25,800

Total cost	49,308	49,108
Less: Accumulated depreciation	31,767	30,133

	$17,541	$18,975

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2011 and 2010, furniture and equipment included $1.0 million and $1.2 million, respectively, in equipment leased to others under operating leases. The related accumulated depreciation was $720,000 and $668,000 at December 31, 2011 and 2010, respectively. Depreciation expense on equipment leased to others totaled $182,000, $212,000, and $218,000 in 2011, 2010 and 2009, respectively.

At December 31, 2011, the minimum future lease payments to be received from equipment leased to others were as follows (in thousands):

Year ending December 31:
2012	$193
2013	174
2014	40

5.  Goodwill and Other Intangible Assets

The carrying value of goodwill was $30.8 million at December 31, 2011 and 2010. No goodwill impairment adjustments were recognized in 2011 or 2010. The following table summarizes Alliance’s intangible assets that are subject to amortization (in thousands):

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets
Core deposit intangible	$ 4,202	$3,151	$1,051
Investment management intangible	10,089	3,446	6,643

Total	$14,291	$6,597	$7,694

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets
Core deposit intangible	$ 4,202	$2,712	$1,490
Investment management intangible	10,089	2,941	7,148

Total	$14,291	$5,653	$8,638

Amortization expense for intangible assets for the next five years is estimated as follows (in thousands):

	Core Deposit Intangible	Investment Management Intangible	Total
2012	$363	$504	$867
2013	287	504	791
2014	210	504	714
2015	134	504	638
2016	57	504	561
Thereafter	—	4,123	4,123

6.  Deposits

Deposits consisted of the following at December 31 (in thousands):

	2011	2010
Non-interest-bearing checking	$185,736	$179,918
Interest-bearing checking	145,885	151,894
Savings accounts	107,311	103,099
Money market accounts	330,000	357,885
Time deposits	314,133	341,802

Total deposits	$1,083,065	$1,134,598

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table indicates the maturities of Alliance’s time deposits at December 31 (in thousands):

	2011	2010
Due in one year	$220,450	$180,274
Due in two years	67,146	98,344
Due in three years	18,409	48,065
Due in four years	2,721	12,816
Due in five years or more	5,407	2,303

Total time deposits	$314,133	$341,802

Total time deposits in excess of $100,000 as of December 31, 2011 and 2010 were $123.4 million and $137.0 million, respectively. Time deposits include $42.8 million of accounts acquired through third party brokers at December 31, 2011 and 2010.

7.  Borrowings

The following is a summary of borrowings outstanding at December 31 (in thousands):

	2011	2010
Short-term:
FHLB overnight advances	$ —	$ 2,000
FHLB advances	—	—
Repurchase agreements	26,310	25,792

Total short-term borrowings	26,310	27,792
Long-term:
FHLB advances	90,000	95,000
Repurchase agreements	20,000	20,000

Total long-term borrowings	110,000	115,000

Total borrowings	$136,310	$142,792

The following table sets forth certain information with respect to the overnight lines of credit, federal funds purchased and short term repurchase agreements (dollars in thousands):

	2011	2010	2009
FHLB overnight advances and short-term advances:
Maximum month-end balance	$47,000	$22,800	$37,700
Balance at end of year	—	2,000	25,500
Average balance during the year	9,803	4,382	16,514
Weighted average interest rate at end of year	—	0.40%	0.36%
Weighted average interest rate during the year	0.35%	0.46%	0.44%

Repurchase agreements:
Maximum month-end balance	$26,310	$25,792	$35,982
Balance at end of year	26,310	25,792	17,207
Average balance during the year	24,280	20,252	27,249
Weighted average interest rate at end of year	0.01%	0.11%	0.04%
Weighted average interest rate during the year	0.05%	0.11%	0.13%

As of the dates indicated, the contractual amounts of FHLB long term advances mature as follows (dollars in thousands):

	December 31, 2011		December 31, 2010
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2011	$ —	—%	$15,000	3.47%
2012	10,000	3.54%	10,000	3.54%
2013	35,000	3.33%	35,000	3.33%
2014	25,000	2.42%	15,000	3.25%
2015	20,000	3.75%	20,000	3.75%

Total FHLB term advances	$90,000	3.19%	$95,000	3.37%

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

As of the dates indicated, the contractual amounts of long-term repurchase agreements mature as follows (in thousands):

	December 31, 2011		December 31, 2010
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2015	$20,000	4.01%	$20,000	4.01%

Total repurchase agreements	$20,000	4.01%	$20,000	4.01%

Alliance has access to various credit facilities through the FHLB, including an overnight line of credit, a one-month line of credit, and a Term Advance Program, under which it can borrow at various terms and interest rates. All of the credit facilities are subject to meeting certain ongoing collateral requirements of the FHLB. In addition to pledging securities, Alliance has also pledged, under a blanket collateral agreement, certain residential mortgage loans with balances at December 31, 2011 of $267.4 million. At December 31, 2011, Alliance had borrowed $110.0 million against the pledged mortgages. At December 31, 2011, Alliance had $177.5 million available under its various credit facilities with the FHLB.

Alliance had a $132.9 million line of credit at December 31, 2011 with the Federal Reserve Bank of New York through its Discount Window. Alliance has pledged indirect loans and securities totaling $158.6 million and $4.9 million, respectively, at December 31, 2011. At December 31, 2011, Alliance also had available $72.5 million of federal funds lines of credit with other financial institutions, none of which was in use at December 31, 2011.

Alliance offers retail repurchase agreements primarily to certain business customers. Under the terms of the agreement, Alliance sells investment portfolio securities to such customers agreeing to repurchase the securities on the next business day. Alliance views the borrowing as a deposit alternative for its business customers. On December 31, 2011, Alliance had securities with a market value of $32.0 million pledged as collateral for these agreements. Alliance also has agreements with the FHLB and Bank approved brokers to sell securities under agreements to repurchase. At December 31, 2011, securities with a market value of $21.3 million were pledged against repurchase agreements in the amount of $20.0 million. All of these repurchase agreements at December 31, 2011 were transacted with the FHLB.

8.  Junior Subordinated Obligations

In December 2003, Alliance formed a wholly-owned subsidiary, Alliance Financial Capital Trust I, a Delaware business trust. The Trust issued $10.0 million of 30-year floating rate Company-obligated pooled capital securities. Alliance borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2034, but may be redeemed at Alliance’s option on predetermined dates with the first redemption date at par in five years. The capital securities of the trust are a pooled trust preferred fund of ALESCO Preferred Funding II, Ltd., and interest rates on the securities adjust quarterly based on the 3-month LIBOR plus 2.85% (3.28% at December 31, 2011). Alliance guarantees all of the securities.

In September 2006, Alliance formed a wholly-owned subsidiary, Alliance Financial Capital Trust II, a Delaware business trust. The Trust issued $15.0 million of 30-year floating rate company-obligated pooled capital securities. Alliance borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2036, but may be redeemed at Alliance’s option on predetermined dates with the first redemption date at par in five years. The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities XXIV, Ltd., and interest rates on the securities adjust quarterly based on the 3-month LIBOR plus 1.65% (2.20% at December 31, 2011). Alliance guarantees all of the securities.

Alliance had a $310,000 investment in Capital Trust I at December 31, 2011 and 2010 and a $464,000 investment in Capital Trust II at December 31, 2011 and 2010.

The Capital Trusts are variable interest entities (“VIE’s”). Alliance is not the primary beneficiary of the VIE’s and as such they are not consolidated in Alliance’s financial statements in accordance with accounting guidance. Liabilities

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

owed to the Capital Trusts, totaling $25.8 million, were reflected as liabilities in the consolidated balance sheets at December 31, 2011 and 2010, respectively.

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

Basic and diluted net income per common share calculations for the years ended December 31 are as follows (in thousands, except share and per share amounts):

	2011	2010	2009
Basic
Net income available to common shareholders	$13,297	$11,624	$10,364
Less: dividends and undistributed earnings allocated to unvested restricted shares	(219)	(128)	(185)

Net earnings allocated to common shareholders	$13,078	$11,496	$10,179

Weighted average common shares outstanding including shares considered participating securities	4,748,379	4,669,324	4,601,861
Less: average participating securities	(78,327)	(49,606)	(87,593)

Weighted average shares	4,670,052	4,619,718	4,514,268

Net income per common share – basic	$ 2.80	$ 2.49	$ 2.25

Diluted
Net earnings allocated to common shareholders	$13,078	$11,496	$10,179

Weighted average common shares outstanding for basic earnings per common share	4,670,052	4,619,717	4,514,268
Incremental shares from assumed conversion of stock options and warrants	5,160	20,379	28,801

Average common shares outstanding – diluted	4,675,212	4,640,096	4,543,069

Net income per common share – diluted	$ 2.80	$ 2.48	$ 2.24

Dividends of $95,000, $63,000 and $83,000 for the years ended December 31, 2011, 2010 and 2009, respectively, were paid on unvested shares with non-forfeitable dividend rights. For 2011 and 2010, there were no anti-dilutive stock options. For 2009, 45,506 of anti-dilutive stock options were excluded from the diluted weighted average common share calculations.

10.  Income Taxes

The provision for income taxes for the years ended December 31 is summarized as follows (in thousands):

	2011	2010	2009
Current tax expense:
Federal	$5,269	$5,277	$3,055
State	585	541	231

	5,854	5,818	3,286

Deferred tax (benefit) provision:
Federal	(1,059)	(987)	244
State	(281)	(226)	(94)

	(1,340)	(1,213)	150

Total	$4,514	$4,605	$3,436

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years indicated is as follows:

	2011	2010	2009
Statutory federal income tax rate	35.0%	34.0%	34.0%
State franchise tax, net of federal tax benefit	1.1%	1.3%	0.6%
Tax exempt interest income	(6.9)%	(7.6)%	(9.6)%
Tax exempt insurance income	(1.9)%	(2.2)%	(2.3)%
Sale of insurance agency assets	—%	2.6%	—
Other, net	(1.8)%	0.3%	0.4%

Total	25.3%	28.4%	23.1%

The components of deferred income taxes, included in other assets, at December 31, are as follows (in thousands):

	2011	2010
Assets:
Loans	$ 213	$ 251
Allowance for credit losses	4,238	4,098
Retirement benefits	1,163	1,182
Deferred compensation	3,243	2,953
Pension costs	1,868	1,252
Incentive compensation plans	286	232
Covenant not to compete	200	215
Other	889	910

Total deferred tax assets	12,100	11,093
Liabilities:
Securities	55	49
Premises, furniture and equipment	447	447
Depreciation and leasing	1,516	2,092
Deferred fees	1,390	1,374
Intangible assets	416	776
Net unrealized gains on available-for-sale securities	4,320	2,293
Other	861	896

Total deferred tax liabilities	9,005	7,927

Net deferred tax asset at year-end	$3,095	$3,166

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

At December 31, 2011 and 2010, Alliance did not have any unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows (in thousands):

	2010	2009
Balance at January 1	$115	$180
Reductions due to statute of limitations	(115)	—
Settlements	—	(65)

Balance at December 31	$ —	$115

Alliance accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. We do not expect the amount of unrecognized tax benefits to significantly increase in the next twelve months.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Alliance or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Alliance is no longer subject to U.S. federal examination for tax years prior to 2008 and state examination for tax years prior to 2010. Our New York State examination for years 2007-2009 is closed with no material changes to our financial position.

11. Accumulated Other Comprehensive Income

A summary of activity in accumulated other comprehensive income follows (in thousands):

	2011	2010	2009
Effect from unrealized net gains on securities available for sale
Accumulated unrealized net gains on securities available-for-sale at January 1, net of tax	$3,694	$ 2,832	$ 2,870
Net unrealized gains for the period, net of tax expense of $2,540 in 2011, $622 in 2010, and $816 in 2009	4,025	1,051	1,291
Reclassification adjustment for net gains included in net income, net of tax expense of $513 in 2011, $119 in 2010, and $839 in 2009	(812)	(189)	(1,329)

Effect on other comprehensive income for the period	3,213	862	(38)

Accumulated unrealized gains on securities available-for-sale at December 31, net of tax	$6,907	$3,694	$ 2,832

Effect from retirement benefit plans
Accumulated unrealized (losses) gains for retirement benefit plans at January 1, net of tax	$(1,981)	$(1,886)	$(1,899)
Amortization of prior service costs, net of tax benefit of $(10) in 2011, $(9) in 2010 and $(6) in 2009	16	17	8
Amortization of net loss, net of tax benefit of $68 in 2011, $69 in 2010 and $71 in 2009	106	109	113
Change in accumulated unrealized net losses for plan benefits, net of tax expense of $693 in 2011, $139 in 2010 and $36 in 2009	(1,097)	(221)	(57)
Change in unrecognized prior service cost, net of tax expense of $32 in 2009	—	—	(51)

Effect on other comprehensive income for the period	(975)	(95)	13

Accumulated unrealized losses and prior service costs for benefit obligations at December 31, net of tax	$(2,956)	$(1,981)	$(1,886)

Accumulated other comprehensive income at January 1, net of tax	1,713	946	971
Other comprehensive income, net of tax	2,238	767	(25)

Accumulated other comprehensive income at December 31, net of tax	$3,951	$ 1,713	$ 946

12. Employee and Director Benefit Plans

Defined Contribution Plan

Alliance provides retirement benefits through a defined contribution 401(k) plan that covers substantially all of its employees. Participants in the 401(k) plan may contribute from 1% of their compensation up to certain annual limitations imposed by the Internal Revenue Service. Alliance matches $0.50 for each $1.00 contributed up to 6% of the participant’s eligible compensation. Participants meeting certain eligibility requirements will receive an employer contribution equal to 1% of their annual eligible compensation. Company contributions to the plan were $492,000, $505,000, and $472,000 in 2011, 2010, and 2009, respectively.

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The following table represents a reconciliation of the change in the benefit obligation, plan assets and funded status of the Pension Plan and Post-Retirement Plan at December 31 (using a measurement date of December 31):

	Pension Plan		Post-Retirement Plan
	2011	2010	2011	2010
Change in benefit obligation:	(In thousands)
Benefit obligation at beginning of year	$ 5,325	$ 5,087	$ 4,290	$ 4,288
Interest cost	288	284	224	230
Actuarial loss	871	170	5	47
Benefits paid	(245)	(216)	(242)	(284)
Participant contributions	—	—	7	9

Benefit obligation at end of year	6,239	5,325	4,284	4,290
Change in plan assets:
Fair value of plan assets at the beginning of the year	4,393	3,581	—	—
Actual return on plan assets	(69)	427	—	—
Benefits paid	(245)	(216)	(242)	(284)
Participant contributions	—	—	7	9
Employer contributions	109	601	235	275

Fair value of plan assets at the end of year	4,188	4,393	—	—

Funded status at end of year	$(2,051)	$(932)	$(4,284)	$(4,290)

Pre-tax amounts recognized in accumulated other comprehensive income at December 31 that has not been recognized as components of net periodic benefit or cost consist of:

	Pension Plan		Post-Retirement Plan
	2011	2010	2011	2010
	(In thousands)
Unrecognized actuarial loss	$3,202	$1,999	$672	$686
Unrecognized prior service benefit	—	—	(475)	(519)

	$3,202	$1,999	$197	$167

The composition of the plan’s net periodic cost for the years ended December 31 is as follows:

	Pension Plan			Post-Retirement Plan
	2011	2010	2009	2011	2010	2009
	(In thousands)
Interest cost	$288	$284	$279	$224	$230	$229
Amortization of unrecognized prior service benefit	—	—	—	(44)	(44)	(44)
Amortization of unrecognized actuarial loss	123	153	165	19	16	8
Expected return on assets	(387)	(311)	(282)	—	—	—

Total net periodic cost	$24	$126	$162	$199	$202	$193

The estimated prior service benefit for the Post-Retirement Plan that is expected to be amortized from accumulated other comprehensive income into net periodic benefit over the next fiscal year is $44,000. The estimated unrecognized actuarial loss for the Pension Plan and Post-Retirement Plan that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $219,000 and $19,000, respectively.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following weighted average assumptions were used to determine benefit obligations for these plans:

	Pension Plan		Post-Retirement Plan
	2011	2010	2011	2010
Discount rate	4.40%	5.54%	4.30%	5.44%

The following weighted average assumptions were used to determine net periodic cost for the years ended December 31:

	Pension Plan			Post-Retirement Plan
	2011	2010	2009	2011	2010	2009
Discount rate	5.54%	5.70%	5.87%	5.44%	5.60%	5.77%
Expected return on plan assets	9.00%	9.00%	9.00%	—	—	—

The discount rates used in determining the benefit obligations for the Pension Plan and Post-Retirement Plan as of December 31, 2011, 2010 and 2009 were based upon the Citibank pension liability index. The Citibank pension liability index was determined to appropriately reflect the rate at which the Pension Plan and Post-Retirement Plan obligations could be effectively settled, based upon the expected duration of each plan.

The Pension Plan’s weighted-average asset allocations by asset category at December 31 are as follows:

Asset Category	2011	2010
Equity securities	62%	65%
Debt Securities (Bond Mutual Funds)	38%	35%

Total	100%	100%

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

The investment goal is to achieve investment results that will contribute to the proper funding of the pension plan by exceeding the rate of inflation over the long-term. In addition, the Trust’s actively managed portfolios are expected to provide above-average performance when compared to their peers, while the passively managed portfolios are expected to provide performance in line with the appropriate index. Performance volatility is also monitored. Risk/volatility is further managed by the distinct investment objectives of each of the Trust funds and the diversification within each fund.

Prior to October 1, 2011, the plan’s targeted asset allocation structure was for an allocation of 65% to equities and 35% to fixed-income securities. Effective October 1, 2011, the Trustees established a framework to eventually transition the investment policy to a Liability Driven Investment approach, with a higher weighting of long-duration fixed income securities. To date, market conditions have not been deemed favorable enough to start in this transition.

Determination of Long-Term Rate-of-Return

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%,

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

respectively. The long- term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan’s target allocation, the result is an expected rate of return of 7% to 11%.

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

Alliance used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Equity, Debt, Investment Funds and Other Securities

The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). At December 31, 2011, there are no Level 3 investment securities in the Pension Plan.

The fair value of the Plan assets at December 31, 2011, by asset category, is as follows (in thousands):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Mutual Funds Equity
Large cap value(1)	$ 375	$375	$ —
Small cap core(2)	495	495	—
Common/Collective Trusts Equity
Large cap core(3)	443	—	443
Large cap value(4)	218	—	218
Large cap growth(5)	603	—	603
International core(6)	462	—	462
Common/Collective Trusts Fixed Income
Market duration fixed(7)	1,592	—	1,592

Total	$4,188	$870	$3,318

The fair value of the Plan assets at December 31, 2010, by asset category, is as follows (in thousands):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Mutual Funds Equity
Large cap value(1)	$ 396	$396	$ —
Small cap core(2)	527	527	—
Common/Collective Trusts Equity
Large cap core(3)	451	—	451
Large cap value(4)	229	—	229
Large cap growth(5)	648	—	648
International core(6)	604	—	604
Common/Collective Trusts Fixed Income
Market duration fixed(7)	1,538	—	1,538

Total	$4,393	$923	$3,470

(1)	This category consists of investments whose sector and industry exposures are maintained within a narrow band around Russell 1000 index. The portfolio holds approximately 150 stocks.
(2)	This category contains stocks whose sector weightings are maintained within a narrow band around those of the Russell 2000 Index. The portfolio will typically hold more than 150 stocks.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(3)	This fund tracks the performance of the S&P 500 Index by purchasing the securities represented in the Index in approximately the same weightings as the Index.
(4)	This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.
(5)	This category consists of a portfolio of between 45 and 65 stocks that will typically overweight technology and health care.
(6)	This category consists of a broadly diversified portfolio of non-U.S. domiciled stocks. The portfolio will typically hold more than 200 stocks, with 0-35% invested in emerging markets securities.
(7)	This category consists of an index fund that tracks the Barclays Capital U.S. Aggregate Bond Index. The fund invests in Treasury, agency, corporate, mortgage-backed and asset-backed securities.

Alliance’s estimated contribution to the Pension Plan for 2012 is $60,000.

For measurement purposes, with respect to the Post-Retirement Plan, a 9.0% annual rate of increase in the per capita cost of covered health care benefits is assumed for 2012. The rate is assumed to decrease gradually to 4.5% by the year 2017 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects on the Post-Retirement Plan (in thousands):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$ 13	$ (11)
Effect on post-retirement benefit obligations	261	(224)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the Pension Plan (in thousands):

Year ending December 31:
2012	$238
2013	247
2014	258
2015	260
2016	268
Years 2017-2021	1,504

The following healthcare benefits are expected to be paid under the Post-Retirement Plan (in thousands):

Year ending December 31:
2012	$296
2013	295
2014	290
2015	292
2016	285
Years 2017-2021	1,409

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table represents a reconciliation of the change in the benefit obligations, plan assets and funded status of the Directors Plan at December 31:

	2011	2010
Change in benefit obligation:	(In thousands)
Benefit obligation at beginning of year	$ 1,006	$ 676
Service cost	65	86
Interest cost	44	48
Benefits paid	(11)	—
Actuarial loss	1	196

Benefit obligation at end of year	$ 1,105	$ 1,006
Plan assets	—	—

Funded status at end of year	$(1,105)	$(1,006)

Pre-tax amounts recognized in accumulated other comprehensive income at December 31 that have not been recognized as components of net periodic benefit or cost consist of:

	2011	2010
	(In thousands)
Unrecognized actuarial loss	$206	$232
Unrecognized prior service cost	329	377

	$535	$609

The composition of the Directors Plan’s net periodic cost for the year ended December 31 is as follows (in thousands):

	2011	2010
Service cost	$ 65	$ 86
Interest cost	44	48
Amortization of unrecognized prior service cost	48	48
Amortization of unrecognized actuarial loss	28	5

Total net periodic cost	$185	$187

The discount rate used in determining the benefit obligation for the Directors Plan as of December 31, 2011 and 2010 was 4.40% and 5.54%, respectively. The discount rate used to determine benefit obligations for the Directors Plan was based upon the Citibank pension liability index. The Citibank pension liability index was determined to appropriately reflect the rate at which the pension liabilities could be effectively settled based upon the expected duration of the Directors Plan. Directors’ fees were assumed to increase at an annual rate of 3.00%.

The following directors’ retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year ending December 31:
2012	$32
2013	53
2014	53
2015	53
2016	70
Years 2017-2021	672

In 2012, $48,000 in unrecognized prior service costs and $28,000 in unrecognized actuarial losses are estimated to be amortized from accumulated other comprehensive income into the net periodic cost for the Directors’ Plan.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Supplemental Retirement Plans

Alliance has supplemental executive retirement plans (“SRP”) for certain current and former employees. Included in other assets, Alliance had segregated assets of $127,000 and $154,000 at December 31, 2011 and 2010, respectively, to fund the estimated benefit obligation associated with certain SRP plans.

The following table represents a reconciliation of the change in the benefit obligations, plan assets and funded status of the SRP’s at December 31:

	2011	2010
Change in benefit obligation:	(In thousands)
Benefit obligation at beginning of year	$ 3,633	$ 3,564
Service cost	90	79
Interest cost	190	192
Actuarial loss	458	62
Benefits paid	(256)	(264)

Benefit obligation at end of year	4,115	3,633
Change in plan assets:
Benefits paid	(256)	(264)
Employer contributions	256	264

Fair value of plan assets at the end of year	—	—

Funded status at end of year	$(4,115)	$(3,633)

Pre-tax amounts recognized in accumulated other comprehensive income at December 31, 2011 that has not been recognized as components of net periodic benefit or cost consist of:

	2011	2010
	(In thousands)
Unrecognized actuarial loss	$773	$319
Unrecognized prior service cost	120	142

	$893	$461

The composition of the SRP’s net periodic cost for the years ended December 31 is as follows (in thousands):

	2011	2010	2009
	(In thousands)
Service cost	$ 90	$ 79	$ 79
Interest cost	190	192	192
Amortization of unrecognized prior service cost	22	22	10
Amortization of unrecognized actuarial loss	4	4	10

Total net periodic cost	$306	$297	$291

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

The discount rate used in determining the benefit obligation of the SRP’s as of December 31, 2011 and 2010 was 4.30% and 5.44%, respectively. The discount rate used in determining the net periodic benefit cost was 5.44%, 5.60%, and 5.77%, for 2011, 2010, and 2009, respectively. The discount rate used to determine benefit obligations for the plans was based upon the Citibank pension liability index. The Citibank pension liability index, less an adjustment of 10 basis points, was determined to appropriately reflect the rate at which the pension liabilities could be effectively settled based upon the expected duration of the plans. Salaries were assumed to increase at an annual rate of 4.0% in 2011, 2010 and 2009.

The following SRP payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Year ending December 31:
2012	$255
2013	252
2014	306
2015	381
2016	378
Years 2017-2021	1,784

In 2012, $22,000 in unrecognized prior service costs and $68,000 in unrecognized actuarial losses are estimated to be amortized from accumulated other comprehensive income into the net periodic cost for the SRP’s.

Alliance assumed a SRP for directors from Bridge Street, providing for extended compensation after retirement. Alliance owns life insurance policies on these individuals to provide for the estimated benefit obligations for the SRP. Cash surrender value of these policies approximated $2.6 million and $2.5 million, respectively, at December 31, 2011 and 2010. At December 31, 2011 and 2010 other liabilities include approximately $649,000 and $666,000, respectively, accrued under the directors’ SRP from Bridge Street. Deferred compensation expense related to the SRP from Bridge Street for the year ended December 31, 2011, 2010 and 2009 approximated $77,000, $64,000 and $107,000, respectively.

13. Directors’ Deferred Compensation

Alliance has a stock-based deferral plan which provides directors and officers designated by the Board of Directors the opportunity to defer receipt of cash compensation and, thereby, accumulate additional shares of Alliance’s common stock. Only directors are deferring compensation under this plan. Alliance contributes the amount of compensation deferred to a trust, which purchases shares of Alliance’s common stock, and distributions are made in shares of Alliance’s common stock upon such events as are elected by participants. Dividends paid on shares are also converted to common stock. At December 31, 2011 and 2010, there were 134,260 and 120,237 shares held in trust with a cost basis of $3.4 million and $3.0 million, respectively.

Alliance maintained an optional deferred compensation plan for its directors, whereby fees normally received were deferred and paid by Alliance upon the retirement of the director. In March 2008, active directors transferred their plan balances into the stock-based deferred compensation plan and the remaining liability consists of the retired directors balances. At December 31, 2011 and 2010, other liabilities included approximately $324,000 and $408,000, respectively, relating to deferred compensation. Deferred compensation expense resulting from the earnings on deferred balances for the years ended December 31, 2011, 2010, and 2009 approximated $2,000, $5,000, and $9,000, respectively.

Alliance assumed a nonqualified deferred compensation plan for former directors of Bridge Street, under which participants were eligible to elect to defer all or part of their annual director fees. The plan provides that deferred fees are to be invested in mutual funds, as selected by the individual directors. Deferrals under the plan were discontinued effective with the acquisition of Bridge Street. At December 31, 2011 and 2010, deferred director fees included in other liabilities, and the corresponding assets included in other assets, aggregated approximately $275,000 and $287,000, respectively.

14. Stock Based Compensation Plans

The 2010 Restricted Stock Plan (“2010 Plan”) was approved by shareholders in May of 2010 authorizing the use of 200,000 shares of authorized but unissued common stock of Alliance. The purpose of the 2010 Plan is to promote the growth and profitability of Alliance and to provide eligible directors, certain key officers and employees of Alliance with an incentive to achieve corporate objectives, to attract and retain directors, key officers and employees of outstanding competence and to provide such directors, officers and employees with an equity interest in Alliance. Awards granted under this plan vest ratably over a five year period. In 2011 and 2010, 17,839 and 34,097 restricted shares were granted, respectively, to certain key officers under this plan.

Alliance also had a long-term incentive compensation plan (the “1998 Plan”) authorizing the use of 550,000 shares of authorized but unissued common stock of Alliance. Pursuant to the 1998 Plan, eligible individuals received

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

incentive stock options, non-qualified stock options, and/or restricted stock awards. The 1998 Plan expired in 2009 and no further awards will be granted from this Plan.

Restricted shares granted under the 1998 Plan vest at the end of a 7-year period. Furthermore, 50% of the shares awarded to all grantees except Alliance’s Chief Executive Officer, become vested on the date at least three years after the award date that Alliance’s stock price has closed at a price that is at least 160% of the award price for 15 consecutive days.

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

Compensation expense associated with the amortization of the cost of all restricted shares issued for the years ended December 31, 2011, 2010 and 2009 was $456,000, $357,000, and $308,000, respectively. The fair value of the vested restricted shares was $288,000 in 2011. The unrecognized compensation cost for restricted stock awards was $1.4 million at December 31, 2011, which will be recognized as compensation expense over a weighted average period of 3.0 years.

The following is a summary of Alliance’s restricted stock activity for the year ended December 31, 2011:

	Non- vested Shares	Weighted Average Grant Date Fair Value

Outstanding at beginning of year	68,479	$29.27
Granted	17,839	30.70
Forfeited	(2,886)	29.63
Vested	(9,585)	30.32

Outstanding at end of year	73,847	$29.45

There were no options outstanding at December 31, 2011 under the 1998 Plan. No options were granted during 2011, 2010 and 2009.

Stock option activity in the Plan for the year ended December 31 was as follows:

	2011
	Options Outstanding	Weighted Average Exercise Price

Outstanding at beginning of year	28,700	$23.50
Exercised	(28,700)	23.50

Outstanding at end of year	–	–

The total intrinsic value of options exercised during 2011 and 2010 was $221,000 and $903,000, respectively. Cash received from options exercised was $675,000 and $1.6 million in 2011 and 2010, respectively. The tax benefit realized from stock options exercised was $73,000, $283,000 and $48,000 in 2011, 2010 and 2009, respectively.

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

Financial instruments whose contract amounts represent credit risk (in thousands):

	Contract Amount
	2011	2010	2009
Commitments to extend credit, variable	$146,015	$148,031	$134,540
Commitments to extend credit, fixed	35,323	29,090	28,176
Standby letters of credit	3,620	3,223	4,371

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

Alliance leases office space and certain branches under noncancelable operating lease agreements having initial terms which expire at various dates through 2025. Total rental expense was approximately $1.2 million in 2011, 2010 and 2009.

Minimum rental payments under the initial terms of these leases are summarized as follows (in thousands):

Year ending December 31:

2012	$1,072
2013	1,017
2014	867
2015	855
2016	820
Thereafter	3,663

Total minimum lease payments	$8,294

The Bank entered into an agreement in 2005 with Onondaga County whereby the Bank obtained the naming rights to a sports stadium in Syracuse, NY for a 20-year term. Under the agreement, the Bank paid $152,000 in 2011, 2010, and 2009, and will pay $152,000 annually from 2012 through 2024.

Alliance is required to maintain a reserve balance as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ended December 31, 2011 was $600,000.

Alliance is subject to ordinary routine litigation incidental to its business in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate liability arising out of litigation pending or threatened against the Company will be material to its consolidated financial statements. On an on-going basis Alliance assesses its liabilities and contingencies in connection with such legal proceedings.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For those matters where it is probable that Alliance will incur losses and the amounts of the losses can be reasonably estimated, the Company recognizes an expense and corresponding liability in its consolidated financial statements. When those conditions of probable and estimable are not met but it is reasonably possible that Alliance will incur a loss, it is required to disclose the existence of such litigation. Reasonably possible is defined as the chance of a future event occurring is more than remote but less than probable. Alliance has a current pending legal matter related to a commercial loan relationship that the chance of Alliance incurring a loss is reasonably possible. The range of reasonably possible loss for this matter was between $0 and $1 million as of December 31, 2011.

The ASC Topic on Asset Retirement Obligations refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of Alliance. Alliance is required to recognize a liability for the fair value of a conditional asset retirement obligation when it is incurred, generally upon acquisition, construction, or development and (or) through the normal operation of the asset, and if the fair value of the liability can be reasonably estimated. The guidance acknowledges that in some cases sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. Alliance acknowledges that some of its facilities were constructed years ago when asbestos was used for insulation and other construction purposes. Of our current 29 branches, nine are estimated to have been constructed when some use of asbestos was common. Regulations are now in place that require Alliance to handle and dispose of asbestos in a special manner if major renovations or demolition of a facility are to be completed. Alliance does not believe that it has sufficient information to estimate the fair value of the obligation at this time since no major renovations or demolition of any of its facilities have been planned and if undertaken, would occur at an unknown future date. Accordingly, Alliance has not recognized a liability or a contingent liability in connection with potential future costs to remove and dispose of asbestos from its facilities.

16.  Dividends and Restrictions

The primary source of cash to pay dividends to Alliance’s shareholders is through dividends from its banking subsidiary. The FRB and the Office of the Comptroller of the Currency are authorized to determine certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe or unsound practice. Banking organizations may generally only pay dividends from the combined current year and prior two years’ net income less any dividends previously paid during that period. At December 31, 2011, approximately $22.5 million was available for the declaration of dividends by the Bank. There were no loans or advances from the subsidiary Bank to Alliance at December 31, 2011.

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

securities. The fair value of mutual fund securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges when available (Level 1).

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2011 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
Obligations of U.S. government-sponsored corporations	$ 3,190	$ —	$ 3,190
Obligations of states and political subdivisions	82,299	—	82,299
Mortgage-backed securities - residential	285,706	—	285,706

Total debt securities	371,195	—	371,195
Stock Investments:
Mutual funds	3,111	3,111	—

Total available-for-sale	$374,306	$3,111	$371,195

	Fair Value Measurements at December 31, 2010 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
Obligations of U.S. government-sponsored corporations	$ 4,186	$ —	$ 4,186
Obligations of states and political subdivisions	78,212	—	78,212
Mortgage-backed securities - residential	329,010	—	329,010

Total debt securities	411,408	—	411,408
Stock Investments:
Equity securities	1,995	—	1,995
Mutual funds	1,007	1,007	—

Total stock investments	3,002	1,007	1,995

Total available-for-sale	$414,410	$1,007	$413,403

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6.4 million with a valuation allowance of $2.1 million at December 31, 2011. At December 31, 2010, impaired loans had a carrying amount of $1.7 million with a valuation allowance of $421,000. Changes in fair value recognized for partial charge-offs of loans and leases and impairment reserves on loans and leases were $3.3 million and $1.6 million during 2011 and 2010, respectively.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Loans held-for-sale – The fair value of loans held-for-sale is determined, when possible, using quoted secondary-market prices (Level 1), or if no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan (Level 2). There was no fair value allowance recorded on loans held-for-sale at December 31, 2011, 2010 and 2009. Losses of $4,000 during 2009 were recorded in other income related to fair value adjustments on loans held-for-sale.

Assets measured at fair value on a non-recurring basis by fair value measurement used are summarized below (in thousands):

	At December 31, 2011		At December 31, 2010
	Fair Value	Significant unobservable inputs (Level 3)	Fair Value	Significant unobservable inputs (Level 3)
Impaired loans and leases:
Commercial	$3,855	$3,855	$ 946	$ 946
Leases	14	14	29	29
Residential real estate	394	394	309	309

	$4,263	$4,263	$1,284	$1,284

The carrying amounts and estimated fair values of financial instruments, not previously presented, at December 31 are as follows (in thousands):

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$ 52,802	$52,802	$ 32,501	$ 32,501
FHLB and FRB stock	8,478	N/A	8,652	N/A
Loans held for sale	1,217	1,217	2,940	2,940
Net loans and leases	861,952	907,357	887,854	923,899
Accrued interest receivable	3,960	3,960	4,149	4,149
Financial Liabilities:
Deposits	$1,083,065	$1,085,608	$1,134,598	$1,138,395
Borrowings	136,310	143,150	142,792	147,575
Junior subordinated obligations	25,774	10,979	25,774	10,253
Accrued interest payable	1,578	1,578	1,391	1,391

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

risk-weighted assets. The leverage ratio reflects Tier 1 capital divided by the average total assets for the period. Average assets used in the calculation exclude Alliance’s intangible assets.

The capital levels at the Bank are maintained at or above the well-capitalized minimums of 10%, 6% and 5% for the total risk-based, Tier 1 capital, and leverage ratio, respectively. As of December 31, 2011, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Alliance’s and the Bank’s regulatory capital measures are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total risk-based capital
Company	$137,273	15.97%	$68,749	≥8.00%	N/A	N/A
Bank	128,479	15.05%	68,277	≥8.00%	85,347	≥10.00%
Tier 1 capital
Company	126,481	14.72%	34,374	≥4.00%	N/A	N/A
Bank	117,759	13.80%	34,139	≥4.00%	51,208	≥6.00%
Leverage
Company	126,481	9.09%	55,680	≥4.00%	N/A	N/A
Bank	117,759	8.50%	55,442	≥4.00%	69,303	≥5.00%

As of December 31, 2010
Total risk-based capital
Company	$127,629	14.65%	$69,684	≥8.00%	N/A	N/A
Bank	119,203	13.79%	69,136	≥8.00%	86,420	≥10.00%
Tier 1 capital
Company	116,943	13.43%	34,842	≥4.00%	N/A	N/A
Bank	108,517	12.56%	34,568	≥4.00%	51,852	≥6.00%
Leverage
Company	116,943	8.28%	56,493	≥4.00%	N/A	N/A
Bank	108,517	7.72%	56,202	≥4.00%	70,253	≥5.00%

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

was recorded as a reduction to shareholders’ equity and had no affect on Alliance’s net income and earnings per share.

19.  Parent Company Financial Information

Condensed financial statement information of Alliance Financial Corporation for the years ended December 31 is as follows (in thousands):

Condensed Balance Sheets

Assets:	2011	2010
Investment in subsidiaries	$160,275	$149,656
Cash	5,343	3,619
Securities	—	1,666
Investment in limited partnerships	2,653	2,590
Other assets	3,060	2,868

Total Assets	$171,331	$160,399

Liabilities:
Junior subordinated obligations	$25,774	$ 25,774
Dividends payable	1,479	1,419
Other liabilities	81	75

Total Liabilities	27,334	27,268
Shareholders’ Equity:
Common stock	5,092	5,051
Surplus	47,147	45,620
Undivided profits	99,879	92,380
Accumulated other comprehensive income	3,951	1,713
Directors’ stock-based deferred compensation plan	(3,416)	(2,977)
Treasury stock	(8,656)	(8,656)

Total Shareholders’ Equity	143,997	133,131

Total Liabilities and Shareholders’ Equity	$171,331	$160,399

Condensed Statements of Income
	2011	2010	2009

Dividend income from the Bank	$ 6,000	$ 4,500	$ 6,000
Interest and dividends on securities	19	20	25
Loss on sale of securities available-for-sale	—	(5)	—
Income from limited partnerships	453	238	75
Gain on sale of insurance agency	—	815	—
Interest expense on junior subordinated debentures	(638)	(645)	(808)
Non-interest expenses	(870)	(65)	(72)
Income tax expense	—	(806)	—

	4,964	4,052	5,220
Equity in undistributed income of subsidiaries	8,333	7,572	6,228

Net Income	$13,297	$11,624	$11,448

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

	2011	2010	2009
Operating Activities:
Net income	$13,297	$11,624	$11,448
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(8,333)	(7,572)	(6,228)
Depreciation expense	45	50	57
Impairment write-down on premises	555	—	—
Loss on sale of securities available-for-sale	—	5	—
Provision for deferred income tax	(262)	(199)	—
Gain on sale of insurance agency	—	(815)	—
Net change in other assets and liabilities	1,589	123	321

Net cash provided by operating activities	6,891	3,216	5,598

Investing Activities:
Proceeds from sale of securities available-for-sale	—	21	—
Proceeds from sale of premises and equipment	—	65	—
Proceeds from sale of insurance agency	—	1,904	—

Net cash provided by investing activities	—	1,990	—

Financing Activities:
Proceeds from the exercise of stock options	675	1,598	1,352
Retirement of common stock	(104)	(20)	(421)
Redemption of preferred stock	—	—	(26,918)
Repurchase of warrant	—	—	(900)
Return of capital from subsidiary	—	—	23,918
Cash dividends paid to common shareholders	(5,738)	(5,311)	(4,872)
Cash dividends paid to preferred shareholders	—	—	(538)

Net cash used in financing activities	(5,167)	(3,733)	(8,379)
Increase (decrease) in cash and cash equivalents	1,724	1,473	(2,781)
Cash and cash equivalents at beginning of year	3,619	2,146	4,927

Cash and cash equivalents at end of year	$5,343	$3,619	$2,146

Supplemental Disclosures of Cash Flow Information:
Non-cash financing activities:
Dividend declared and unpaid	$1,479	$1,419	$1,292

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alliance (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on August 9, 2011)

3.2	Amended and Restated Bylaws of Alliance (incorporated herein by reference to Exhibit 3.2 to Alliance’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2011)

4.1	Rights Agreement dated October 19, 2001 between Alliance Financial Corporation and American Stock Transfer & Trust Company, including the Certificate of Amendment to Alliance’s Certificate of Incorporation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference to Exhibit 4.1 to Alliance’s Form 8-A12G filed with the SEC on October 25, 2001)

10.1 *	Alliance Financial Corporation 2010 Restricted Stock Plan dated May 11, 2010 (incorporated herein by reference to Exhibit 10.1 of Alliance’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010)

10.2 *	Alliance Financial Corporation 2010 Restricted Stock Plan Form of Restricted Stock Award Notice (incorporated herein by reference to Exhibit 10.1 of Alliance’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010)

10.3 *	Alliance Financial Corporation 1998 Long Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Alliance’s Registration Statement on Form S-4, Registration No. 333-62623, filed with the SEC on August 31, 1998, as amended)

10.4 *	Employment Agreement dated January 26, 2010 by and between Alliance and Jack H. Webb (incorporated herein by reference to Exhibit 10.1 of Alliance’s Current Report on Form 8-K filed with the SEC on February 1, 2010)

10.5 *	Amended and Restated Supplemental Retirement Agreement, dated as of November 28, 2006, by and among Alliance, Alliance Bank, N.A. and Jack H. Webb (incorporated herein by reference to Exhibit 10.5 to Alliance’s Current Report on Form 8-K filed with the SEC on February 1, 2010)

10.6 *	First Amendment to the Amended and Restated Supplemental Retirement Agreement between Alliance, the Bank and Jack H. Webb (incorporated herein by reference to Exhibit 10.6 to Alliance’s Current Report on Form 8-K filed with the SEC on February 1, 2010)

10.7 *	Split Dollar Agreement between the Bank and Jack H. Webb (incorporated herein by reference to Exhibit 10.4 to Alliance’s Current Report on Form 8-K filed with the SEC on February 1, 2010)

10.8 *	Employment Agreement dated January 26, 2010 by and among Alliance and John H. Watt Jr. (incorporated herein by reference to Exhibit 10.2 to Alliance’s Current Report on Form 8-K filed with the SEC on February 1, 2010)

10.9 *	Employment Agreement, dated January 26, 2010 by and between Alliance and J. Daniel Mohr (incorporated by reference to Exhibit 10.3 to Alliance’s Current Report on Form 8-K filed with the SEC on February 1, 2010)

10.10 *	Form of Change of Control Agreement, dated January 27, 2009, by and between Alliance, Alliance Financial Corporation, and James W. Getman and Steven G. Cacchio (incorporated herein by reference to Exhibit 10.11 of Alliance’s Annual Report on Form 10-K filed with the SEC on March 13, 2009)

10.11 *

Director Supplemental Retirement Benefit Plan of Oswego County Savings Bank, dated as of March 15, 2000 (incorporated by reference to Exhibit 10.10 to Alliance’s Annual Report on Form 10-K filed with the SEC on March 13, 2007)

10.12 *

Oswego County National Bank Voluntary Deferred Compensation Plan for Directors, Amended and Restated effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to Alliance’s Annual Report on Form 10-K filed with the SEC on March 13, 2007)

10.13 *	Directors Compensation Deferral Plan of Alliance (incorporated herein by reference to Exhibit 10.1 to Alliance’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 1999)

10.14 *

Alliance Financial Corporation Director Retirement Plan dated March 11, 2008 (incorporated herein by reference to Exhibit 10.1 to Alliance’s Current Report on Form 8-K filed with the SEC on March 14, 2008)

10.15 *

Alliance Financial Corporation Stock-Based Deferral Plan dated March 11, 2008 (incorporated herein by reference to Exhibit 10.3 to Alliance’s Current Report on Form 8-K filed with the SEC on March 14, 2008)

10.16 *	Alliance Bank Executive Incentive Retirement Plan dated March 11, 2008 (incorporated herein by reference to Exhibit 10.2 to Alliance’s Current Report on Form 8-K filed with the SEC on March 14, 2008)

10.17 *

First National Bank of Cortland Excess Benefit Plan for David R. Alvord, dated December 31, 1991, and all amendments thereto (incorporated herein by reference to Exhibit 10.13 to Alliance’s Annual Report on Form 10-K filed with the SEC on March 30, 2001)

10.18 *

Oneida Valley National Bank Supplemental Retirement Income Plan for John C. Mott, dated September 1, 1997, and all amendments thereto (incorporated herein by reference to Exhibit 10.14 to Alliance’s Annual Report on Form 10-K filed with the SEC on March 29, 2002)

21.1 †	List of Subsidiaries

23.1 †	Consent of Crowe Horwath LLP

31.1 †	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 †	Certification of J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Financial statements from the Annual Report on Form 10-K of Alliance Financial Corporation for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

†	Filed herewith

*	Management contract or compensatory plan or arrangement
**

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.