Form 10-Q
period 2012-03-31
ALLIANCE FINANCIAL CORP /NY/
filed 2012-05-09
CIK 796317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, on May 3, 2012 was 4,784,698 shares.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the financial conditions, results of operations and business of Alliance. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following:

•	changes in the interest rate environment that reduce margins;

•	changes in the regulatory environment;

•	the highly competitive industry and market area in which we operate;

•	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in credit market conditions;

•	changes in the securities markets which affect investment management revenues;

•	increases in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and assessments could adversely affect our financial condition;

•	changes in technology used in the banking business;

•	the soundness of other financial services institutions which may adversely affect our credit risk;

•	certain of our intangible assets may become impaired in the future;

•	our controls and procedures may fail or be circumvented;

•	new line of business or new products and services which may subject us to additional risks;

•	changes in key management personnel which may adversely impact our operations;

•	the effect on our operations of recent legislative and regulatory initiatives that were or may be enacted in response to the ongoing financial crisis;

•	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

•	other factors detailed from time to time in our Securities and Exchange Commission (“SEC”) filings.

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

- i -

PART I. FINANCIAL INFORMATION

Alliance Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$90,199	$52,802
Securities available-for-sale	346,405	374,306
Federal Home Loan Bank of New York (“FLHB”) and Federal Reserve Bank (“FRB”) stock	8,040	8,478
Loans and leases held-for-sale	451	1,217
Loans and leases, net of unearned income and deferred costs	869,893	872,721
Allowance for credit losses	(9,358)	(10,769)

Net loans and leases	860,535	861,952

Premises and equipment, net	17,404	17,541
Accrued interest receivable	4,330	3,960
Bank-owned life insurance	29,677	29,430
Goodwill	30,844	30,844
Intangible assets, net	7,473	7,694
Other assets	20,236	20,866

Total assets	$1,415,594	$1,409,090

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing deposits	$190,566	$185,736
Interest-bearing deposits	910,358	897,329

Total deposits	1,100,924	1,083,065
Borrowings	125,540	136,310
Accrued interest payable	1,101	1,578
Other liabilities	17,263	18,366
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	25,774

Total liabilities	1,270,602	1,265,093

Shareholders’ equity
Preferred stock – par value $1.00 per share; 900,000 shares authorized, none issued and outstanding	—	—
Preferred stock – par value $1.00 per share; 100,000 shares authorized, Series A, junior preferred stock, none issued and outstanding	—	—
Common stock— par value $1.00; 10,000,000 shares authorized, 5,107,010 and 5,091,553 shares issued; and 4,784,698 and 4,769,241 shares outstanding, respectively	5,107	5,092
Surplus	47,201	47,147
Undivided profits	101,035	99,879
Accumulated other comprehensive income	3,822	3,951
Directors’ stock-based deferred compensation plan (137,490 and 134,260 shares, respectively)	(3,517)	(3,416)
Treasury stock, at cost: 322,312 shares	(8,656)	(8,656)

Total shareholders’ equity	144,992	143,997

Total liabilities & shareholders’ equity	$1,415,594	$1,409,090

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2012	2011
Interest income:
Interest and fees on loans and leases	$9,825	$10,662
Federal funds sold and interest bearing deposits	34	4
Interest and dividends on taxable securities	1,902	2,860
Interest and dividends on nontaxable securities	702	736

Total interest income	12,463	14,262
Interest expense:
Deposits:
Savings accounts	32	58
Money market accounts	278	447
Time accounts	1,140	1,487
NOW accounts	38	68

Total deposits	1,488	2,060
Borrowings:
Repurchase agreements	205	207
FHLB advances	756	855
Junior subordinated obligations issued to unconsolidated subsidiary trusts	173	157

Total interest expense	2,622	3,279

Net interest income	9,841	10,983
Provision for credit losses	—	200

Net interest income after provision for credit losses	9,841	10,783

Non-interest income:
Investment management income	1,855	1,916
Service charges on deposit accounts	1,043	1,010
Card-related fees	651	653
Income from bank-owned life insurance	247	254
Gain on the sale of loans	358	288
Other non-interest income	322	465

Total non-interest income	4,476	4,586

Non-interest expense:
Salaries and employee benefits	5,691	5,530
Occupancy and equipment expense	1,901	1,830
Communication expense	159	150
Office supplies and postage expense	282	284
Marketing expense	238	263
Amortization of intangible assets	221	241
Professional fees	777	824
FDIC insurance premium	215	393
Other non-interest expense	1,404	1,464

Total non-interest expense	10,888	10,979

Income before income tax expense	3,429	4,390
Income tax expense	790	1,084

Net income	$2,639	$3,306

Net income per share:
Basic earnings per share	$0.55	$0.70
Diluted earnings per share	$0.55	$0.70
Cash dividends declared per share	$0.31	$0.30

Comprehensive income	$2,510	$3,232

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except per share data)

	Issued and Outstanding Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Directors’ Deferred Stock	Total
Balance at January 1, 2011	4,729,035	$5,051	$45,620	$92,380	$1,713	$(8,656)	$(2,977)	$133,131

Net income	—	—	—	3,306	—	—	—	3,306
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	(105)	—	—	(105)
Change in accumulated unrealized losses and prior service costs for retirement plans (net of tax)	—	—	—	—	31	—	—	31
Retirement of common stock	(1,383)	(1)	(40)	—	—	—	—	(41)
Issuance of restricted stock	17,839	18	(18)	—	—	—	—	—
Amortization of restricted stock	—	—	120	—	—	—	—	120
Tax benefit of stock-based compensation	—	—	9	—	—	—	—	9
Cash dividend $0.30 per common share	—	—	—	(1,423)	—	—	—	(1,423)
Directors’ deferred stock plan purchase	—	—	114	—	—	—	(114)	—

Balance at March 31, 2011	4,745,491	$5,068	$45,805	$94,263	$1,639	$(8,656)	$(3,091)	$135,028

Balance at January 1, 2012	4,769,241	$5,092	$47,147	$99,879	$3,951	$(8,656)	$(3,416)	$143,997

Net income	—	—	—	2,639	—	—	—	2,639
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	(183)	—	—	(183)
Change in accumulated unrealized losses and prior service costs for retirement plans (net of tax)	—	—	—	—	54	—	—	54

Retirement of common stock	(3,008)	(3)	(90)	—	—	—	—	(93)
Issuance of restricted stock	18,465	18	(18)	—	—	—	—	—
Amortization of restricted stock	—	—	119	—	—	—	—	119
Tax benefit of stock-based compensation	—	—	(58)	—	—	—	—	(58)
Cash dividend $0.31 per common share	—	—	—	(1,483)	—	—	—	(1,483)
Directors’ deferred stock plan purchase	—	—	101	—	—	—	(101)	—

Balance at March 31, 2012	4,784,698	$5,107	$47,201	$101,035	$3,822	$(8,656)	$(3,517)	$144,992

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flow (Unaudited)

	Three months ended March 31,
(In thousands)	2012	2011
Operating Activities:
Net Income	$2,639	$3,306

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	200
Depreciation expense	488	557
Increase in surrender value of life insurance	(247)	(254)
Provision (benefit) for deferred income taxes	642	(499)
Amortization of investment security discounts and premiums, net	941	873
Net gain on sale of premises and equipment	(2)	—
Proceeds from the sale of loans held-for-sale	16,982	12,379
Origination of loans held-for-sale	(15,985)	(9,579)
Gain on sale of loans held-for-sale	(358)	(288)
Gain on foreclosed real estate	(23)	(67)
Amortization of capitalized servicing rights	120	106
Amortization of intangible assets	221	241
Restricted stock expense, net	119	120
Amortization of prepaid FDIC insurance premium	194	365
Change in other assets and liabilities	(2,219)	(2,218)

Net cash provided by operating activities	3,512	5,242

Investing Activities:
Proceeds from maturities, redemptions, calls and principal repayments of investment securities available-for-sale	26,829	24,629
Purchase of investment securities available-for-sale	—	(64,794)
Purchase of FHLB and FRB stock	(16)	(266)
Redemption of FHLB stock	454	806
Net decrease in loans and leases	1,366	19,801
Purchases of premises and equipment	(353)	(86)
Proceeds from the sale of premises and equipment	4	—
Proceeds from disposition of foreclosed assets	243	187

Net cash provided by (used in) investing activities	28,527	(19,723)

Financing Activities:
Net increase in checking, savings and money market accounts	64,318	28,403
Net (decrease) increase in time accounts	(46,459)	349
Net decrease in short-term borrowings	(770)	(4,821)
Payments on long-term borrowings	(10,000)	(10,000)
Retirement of common stock	(93)	(41)
Tax (provision) benefit for stock-based compensation	(58)	9
Purchase of shares for directors’ deferred stock-based plan	(101)	(114)
Cash dividends paid to common shareholders	(1,479)	(1,419)

Net cash provided by financing activities	5,358	12,366

Net increase (decrease) in cash and cash equivalents	37,397	(2,115)
Cash and cash equivalents at beginning of period	52,802	32,501

Cash and cash equivalents at end of period	$90,199	$30,386

Supplemental Disclosures of Cash Flow Information:
Interest received during the period	$12,093	$13,423
Interest paid during the period	3,099	3,587
Income taxes	5	492
Non-cash investing activities:
Change in unrealized gain on available-for-sale securities	(131)	(172)
Transfer of loans to other real estate and repossessed assets	51	129
Non-cash financing activities:
Common dividend declared and unpaid	1,483	1,423

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

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of Alliance, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2011 and for the three-year period then ended, included in the Alliance’s Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part I. Certain amounts from prior year periods are reclassified, when necessary, to conform to the current period presentation.

All adjustments that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results anticipated for the year.

2. Securities

The amortized cost and estimated fair value of securities for the dates indicated (in thousands):

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Obligations of U.S. government-sponsored corporations	$1,794	$41	$—	$1,835
Obligations of states and political subdivisions	76,776	4,145	2	80,919
Mortgage-backed securities – residential	253,728	6,918	100	260,546

Total debt securities	332,298	11,104	102	343,300
Stock Investments:
Mutual funds	3,000	109	4	3,105

Total stock investments	3,000	109	4	3,105

Total available-for-sale	$335,298	$11,213	$106	$346,405

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Obligations of U.S. government-sponsored corporations	$3,134	$56	$—	$3,190
Obligations of states and political subdivisions	77,541	4,759	1	82,299
Mortgage-backed securities – residential	279,393	6,483	170	285,706

Total debt securities	360,068	11,298	171	371,195
Stock Investments:
Mutual funds	3,000	113	2	3,111

Total stock investments	3,000	113	2	3,111

Total available-for-sale	$363,068	$11,411	$173	$374,306

As of March 31, 2012 and December 31, 2011, the mortgage-backed securities portfolio was comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, which in turn, are backed by the United States government.

At March 31, 2012 and December 31, 2011, securities with a carrying value of $343.3 million and $361.8 million, respectively, were pledged as collateral for certain deposits and for other purposes as required or permitted by law.

There were no securities sales during the first quarter of 2012 and 2011, respectively.

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

	March 31, 2012
	Amortized Cost	Estimated Fair Value
Due in one year or less	$90,963	$93,136
Due after one year through five years	160,730	165,244
Due after five years through ten years	63,766	67,284
Due after ten years	16,839	17,636

Total debt securities	$332,298	$343,300

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated are as follows (in thousands):

	March 31, 2012
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Obligations of states and political subdivisions	$420	$2	$—	$—	$420	$2
Mortgage-backed securities – residential	6,584	17	1,434	83	8,018	100

Subtotal, debt securities	7,004	19	1,434	83	8,438	102
Mutual funds	496	4	—	—	496	4

Total temporarily impaired securities	$7,500	$23	$1,434	$83	$8,934	$106

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Obligations of states and political subdivisions	$192	$1	$—	$—	$192	$1
Mortgage-backed securities – residential	28,746	70	4,144	100	32,890	170

Subtotal debt securities	28,938	71	4,144	100	33,082	171
Mutual funds	497	2	—	—	497	2

Total temporarily impaired securities	$29,435	$73	$4,144	$100	$33,579	$173

Management does not believe any individual unrealized loss as of March 31, 2012 represents an other-than-temporary impairment. A total of 9 available-for-sale securities were in a continuous unrealized loss position for less than 12 months and 2 securities for 12 months or longer. The unrealized losses relate primarily to securities issued by FNMA, GNMA, FHLMC, and various political subdivisions within the State of New York. These unrealized losses are primarily attributable to changes in interest rates and other market conditions. Alliance does not intend to sell these securities and does not believe it will be required to sell them prior to recovery of the amortized cost.

3. Loans and Leases

Major classifications of loans and leases at the dates indicated (in thousands):

	XXXXX	XXXXX
	March 31,	December 31,
	2012	2011
Residential real estate	$313,803	$316,823
Commercial loans	147,334	151,420
Commercial real estate	126,456	126,863
Leases	20,843	28,842
Consumer
Indirect auto loans	171,822	158,813
Home equity line of credit	78,268	78,624
Other consumer loans	10,339	11,152

Total	868,865	872,537
Less: Unearned income	(2,504)	(3,206)
Net deferred loan costs	3,532	3,390

Total loans and leases	869,893	872,721
Allowance for credit losses	(9,358)	(10,769)

Net loans and leases	$860,535	$861,952

Non-accrual and Past Due Loans and Leases

Non-accrual loans and leases and loans past due 90 days still accruing include both smaller balance homogeneous loans and leases that are collectively evaluated for impairment and individually classified as impaired loans. The following tables present non-accrual loans and leases and loans and leases 90 days past due and still accruing at the dates indicated (in thousands):

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	March 31, 2012
	Non-accrual	Greater than 90 Days Past Due and Still Accruing	Nonperforming Loans and Leases
Commercial	$1,787	$—	$1,787
Commercial real estate	3,847	—	3,847
Leases	83	12	95
Residential real estate	2,649	—	2,649
Consumer:
Indirect	270	—	270
Home equity line of credit	177	—	177
Other	91	—	91

Total	$8,904	$12	$8,916

	December 31, 2011
	Non-accrual	Greater than 90 Days Past Due and Still Accruing	Nonperforming Loans and Leases
Commercial	$3,401	$—	$3,401
Commercial real estate	4,051	—	4,051
Leases	107	—	107
Residential real estate	3,062	—	3,062
Consumer:
Indirect	293	—	293
Home equity line of credit	270	—	270
Other	103	—	103

Total	$11,287	$—	$11,287

The following tables present the aging of past due loans and leases, including nonperforming loans and leases, at the dates indicated (in thousands):

	March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Leases
Commercial	$363	$190	$1,269	$1,822	$145,512	$147,334
Commercial real estate	1,814	301	1,790	3,905	122,551	126,456
Leases, net of unearned income	80	—	26	106	18,233	18,339
Residential real estate	3,481	603	2,649	6,733	307,070	313,803
Consumer:
Indirect	423	46	36	505	171,317	171,822
Home equity line of credit	127	121	38	286	77,982	78,268
Other	90	14	—	104	10,235	10,339

Total	$6,378	$1,275	$5,808	$13,461	$852,900	$866,361

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Leases
Commercial	$390	$173	$1,327	$1,890	$149,530	$151,420
Commercial real estate	262	—	1,873	2,135	124,728	126,863
Leases, net of unearned income	39	—	18	57	25,579	25,636
Residential real estate	3,743	377	3,062	7,182	309,641	316,823
Consumer:
Indirect	728	76	67	871	157,942	158,813
Home equity line of credit	141	33	123	297	78,327	78,624
Other	80	53	6	139	11,013	11,152

Total	$5,383	$712	$6,476	$12,571	$856,760	$869,331

Allowance for Credit Losses

The following tables summarize activity in the allowance for credit losses for the periods indicated (in thousands):

	March 31, 2012
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$6,994	$503	$750	$784	$747	$991	$10,769
Charge-offs	(1,590)	—	(73)	(59)	(175)		(1,897)
Recoveries	238	61	7	59	121		486

Net charge-offs	(1,352)	61	(66)	—	(54)		(1,411)
Provision	(625)	(265)	154	24	3	709	—

Ending Balance	$5,017	$299	$838	$808	$696	$1,700	$9,358

	March 31, 2011
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,568	$1,583	$946	$933	$779	$874	$10,683
Charge-offs	(1)	(106)	(100)	(37)	(238)		(482)
Recoveries	6	55	22	38	156		277

Net charge-offs	5	(51)	(78)	1	(82)		(205)
Provision	272	(470)	26	(141)	30	483	200

Ending Balance	$5,845	$1,062	$894	$793	$727	$1,357	$10,678

Impaired Loans and Leases

The following table presents information related to impaired loans and leases by class as of the dates indicated (in thousands):

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	March 31, 2012			December 31, 2011
	Unpaid Contractual Principal Balance(1)	Recorded Investment	Related Allowance	Unpaid Contractual Principal Balance(1)	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$4,069	$3,220		$1,962	$1,143
Leases	105	65		191	83
Residential real estate	1,523	1,449		1,533	1,457
Consumer other	39	39		41	41

	5,736	4,773		3,727	2,724
With an allowance recorded:
Commercial	4,480	2,020	67	7,150	5,932	$2,077
Leases	34	18	5	40	24	10
Residential real estate	552	552	21	405	405	11

	5,066	2,590	93	7,595	6,361	2,098
Total:
Commercial	8,549	5,240	67	9,112	7,075	2,077
Leases	139	83	5	231	107	10
Residential real estate	2,075	2,001	21	1,938	1,862	11
Consumer other	39	39	—	41	41	—

	$10,802	$7,363	$93	$11,322	$9,085	$2,098

(1)	Unpaid contractual principal balance has not been reduced by any partial charge-offs taken on loans and leases.

The allocation of the allowance for credit losses summarized on the basis of Alliance’s impairment methodology was as follows at the dates indicated (in thousands):

	Commercial & Commercial Real Estate	Leases	Residential Real Estate	Consumer Indirect	Consumer Other	Total
March 31, 2012
Individually evaluated for impairment	$67	$5	$21	$—	$—	$93
Collectively evaluated for impairment	4,950	294	817	808	696	7,565

Allocated	$5,017	$299	$838	$808	$696	7,658

Unallocated						1,700

Total						$9,358

December 31, 2011
Individually evaluated for impairment	$2,077	$10	$11	$—	$—	$2,098
Collectively evaluated for impairment	4,917	493	739	784	747	7,680

Allocated	$6,994	$503	$750	$784	$747	9,778

Unallocated						991

Total						$10,769

The recorded investment in loans and leases summarized on the basis of Alliance’s impairment methodology at the dates indicated was as follows (in thousands):

	Commercial & Commercial Real Estate	Leases	Residential Real Estate	Consumer Indirect	Consumer Other	Total
March 31, 2012
Individually evaluated for impairment	$5,240	$83	$2,001	$—	$39	$7,363
Collectively evaluated for impairment	268,550	18,256	311,802	171,822	88,568	858,998

Total	$273,790	$18,339	$313,803	$171,822	$88,607	$866,361

December 31, 2011
Individually evaluated for impairment	$7,075	$107	$1,862	$—	$41	$9,085
Collectively evaluated for impairment	271,208	25,529	314,961	158,813	89,735	860,246

Total	$278,283	$25,636	$316,823	$158,813	$89,776	$869,331

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the average recorded investment in impaired loans and leases for the periods indicated (in thousands):

	For the three months ended March 31,
	2012	2011
Commercial	$6,157	$2,210
Leases	95	420
Residential real estate	1,932	1,044
Consumer other	40	—

Total	$8,224	$3,674

The following table presents interest income recognized on impaired loans while they were considered to be impaired for the periods indicated (in thousands):

For the three months ended
March 31, 2012
Commercial	$3
Residential real estate	24

$27

There was no interest recognized on impaired loans while they were considered impaired in 2011.

Troubled Debt Restructurings

The following table presents the recorded investment in troubled debt restructured loans and leases as of March 31, 2012 and December 31, 2011 based on payment performance status (in thousands):

	March 31, 2012
	Commercial & Commercial Real Estate	Leases	Residential Real Estate	Consumer Other	Total
Performing	$210	$—	$1,700	$39	$1,949
Nonperforming	1,141	18	301	—	1,460

Total	$1,351	$18	$2,001	$39	$3,409

	December 31, 2011
	Commercial & Commercial Real Estate	Leases	Residential Real Estate	Consumer Other	Total
Performing	$211	$—	$1,401	$41	$1,653
Nonperforming	2,216	33	461	—	2,710

Total	$2,427	$33	$1,862	$41	$4,363

Troubled debt restructured loans and leases are considered impaired and are included in the previous impaired loans and leases disclosures in this footnote. As of March 31, 2012, the Company has not committed to lend additional amounts to customers with outstanding loans and leases that are classified as troubled debt restructurings.

During the three month period ending March 31, 2012 and March 31, 2011, certain loans and lease modifications were executed which constituted troubled debt restructurings. Substantially all of these modifications included one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; change in scheduled payment amount; permanent reduction of the principal of the loan; or an extension of additional credit for payment of delinquent real estate taxes.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes troubled debt restructurings that occurred during the periods indicated (in thousands):

	For the three months ending March 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial	2	$371	$371
Residential real estate	1	146	150

	3	$517	$521

	For three months ending March 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial	2	$216	$228
Residential real estate	3	194	269

	5	$410	$497

The troubled debt restructurings described above required a net allocation of the allowance for credit losses of $22,000 and $8,000 at March 31, 2012 and March 31, 2011, respectively. There were no charge-offs recorded on loans and leases modified during the three months ended March 31, 2012 and March 31, 2011, respectively.

The following table summarizes the troubled debt restructurings for which there was a payment default within 12 months following the date of the restructuring for the periods indicated (in thousands):

	For the three months ending March 31, 2012		For the three months ending March 31, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment

Commercial	2	$658	1	$127
Residential real estate	—	—	1	126

	2	$658	2	$253

Loans and leases are considered to be in payment default once it is greater than 30 days contractually past due under the modified terms. The troubled debt restructurings described above that subsequently defaulted resulted in a net allocation of the allowance for credit losses of $14,000 and $0 for the three months ending March 31, 2012 and March 31, 2011, respectively. Charge-offs of $1.3 million and $0 were recorded on these defaulted troubled debt restructurings at March 31, 2012 and March 31, 2011, respectively.

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

Loans and leases not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans and leases. Commercial loans and leases listed as not rated are credits less than $250,000. In some instances, the commercial loans and lease portfolios were further segmented from their risk grade categories into groups of homogeneous pools based on similar risk and loss characteristics. In 2011, the Company segmented certain pass and not rated construction contractor loans into their own pool based on the unique risk and loss characteristics. Loans and leases to municipalities are segregated into a separate risk category. Loans and leases were classified in these risk categories based upon industry characteristics and type of underlying collateral and are monitored under the same risk rating process as other commercial loans and leases.

As of the dates indicated and based on the most recent analysis performed, the recorded investment by risk category and class of loans and leases is as of the dates indicated (in thousands):

	March 31, 2012		December 31, 2011
	Commercial and Commercial Real Estate Loans	Commercial Leases	Commercial and Commercial Real Estate Loans	Commercial Leases
Credit risk profile by internally assigned grade:
Pass	$219,511	$7,417	$220,226	$13,759
Special mention	11,964	24	13,421	259
Substandard	9,774	272	10,074	371
Substandard individually evaluated for impairment	5,240	83	7,075	107
Not rated	14,470	230	14,521	421

	260,959	8,026	265,317	14,917
Credit risk profile using other credit quality indicators:
Loans and leases to municipal entities	11,759	10,313	11,908	10,719
Certain construction contractor loans	1,072	N/A	1,058	N/A

	$273,790	$18,339	$278,283	$25,636

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of the dates indicated (in thousands):

	March 31, 2012
	Residential Real Estate	Indirect	Home Equity Line of Credit	Other Consumer
Performing	$311,154	$171,552	$78,091	$10,248
Nonperforming	2,649	270	177	91

Total	$313,803	$171,822	$78,268	$10,339

	December 31, 2011
	Residential Real Estate	Indirect	Home Equity Line of Credit	Other Consumer
Performing	$313,761	$158,520	$78,354	$11,049
Nonperforming	3,062	293	270	103

Total	$316,823	$158,813	$78,624	$11,152

4. Deposits

Deposits consisted of the following at the periods indicated (in thousands):

	March 31, 2012	December 31, 2011
Non-interest-bearing checking	$190,566	$185,736
Interest-bearing checking	148,850	145,885
Savings accounts	110,667	107,311
Money market accounts	383,167	330,000
Time accounts	267,674	314,133

Total deposits	$1,100,924	$1,083,065

5. Earnings Per Share

Alliance has granted stock compensation awards with non-forfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by Accounting Standards Codification Topic 260-10-45. Basic earnings per common share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards and warrants, but excludes awards considered participating securities.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Basic and diluted net income per common share calculations are as follows (in thousands, except per share data):

	For three months ended March 31,
	2012	2011
Basic:
Net income available to common shareholders	$2,639	$3,306
Less: Dividends and undistributed earnings allocated to unvested restricted shares	(44)	(53)

Net earnings allocated to common shareholders	$2,595	$3,253

Weighted average common shares outstanding, including shares considered participating securities	4,774,204	4,735,630
Less: average participating securities	(75,637)	(73,586)

Weighted average shares	4,698,567	4,662,044
Net income per common share – basic	$0.55	$0.70

Diluted:
Net earnings allocated to common shareholders	$2,595	$3,253

Weighted average common shares outstanding for basic earnings per common share	4,698,567	4,662,044
Incremental shares from assumed conversion of stock options	—	8,630

Average common shares outstanding – diluted	4,698,567	4,670,674
Net income per common share – diluted	$0.55	$0.70

Dividends of $26,000 and $25,000 were paid on unvested shares with non-forfeitable dividend rights for the quarters ending March 31, 2012 and 2011, respectively. There were no anti-dilutive stock options for the three months ended March 31, 2011.

6. Other Comprehensive (Loss) Income

The components of other comprehensive (loss) income, net of tax, for the periods indicated were as follows (in thousands):

	For three months ending March 31,
	2012			2011
	Pre-tax amount	Tax expense (benefit)	Net-of-tax amount	Pre-tax amount	Tax expense (benefit)	Net-of-tax amount
Net unrealized securities losses arising during the period	$(131)	$52	$(183)	$(172)	$(67)	$(105)
Retirement plan liabilities	89	35	54	51	20	31

Other comprehensive loss	$(42)	$87	$(129)	$(121)	$(47)	$(74)

Net income			2,639			3,306

Comprehensive income			$2,510			$3,232

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(b) the amount certified by an actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974.

Post-retirement medical and life insurance benefits (“Post-retirement Plan”) are available to certain retirees and their spouses, if applicable.

Supplemental Retirement Plans

Alliance has supplemental executive retirement plans (“SRP”) for our current Chief Executive Officer and five former employees.

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

The components of all of the plans’ net periodic costs for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Pension Plan		Post-retirement Plan		SRP Plan		Directors Retirement Plan
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$—	$—	$22	$22	$18	$23
Interest cost	67	72	45	56	43	48	12	14
Expected return on assets	(87)	(97)	—	—	—	—	—	—
Amortization of unrecognized actuarial loss	55	31	4	5	17	1	7	7
Amortization of unrecognized prior service cost	—	—	(11)	(11)	5	6	12	12

Net periodic plan cost	$35	$6	$38	$50	$87	$77	$49	$56

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	XXXXXXXXXX	XXXXXXXXXX	XXXXXXXXXX
		Fair Value Measurements at March 31, 2012 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
Obligations of U.S. government-sponsored corporations	$1,835	$—	$1,835
Obligations of states and political subdivisions	80,919	—	80,919
Mortgage-backed securities – residential	260,546	—	260,546

Total debt securities	343,300	—	343,300
Stock Investments:
Mutual Funds	3,105	3,105	—

Total stock investments	3,105	3,105	—

Total available-for-sale	$346,405	$3,105	$343,300

		Fair Value Measurements at December 31, 2011 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
Obligations of U.S. government-sponsored corporations	$3,190	$—	$3,190
Obligations of states and political subdivisions	82,299	—	82,299
Mortgage-backed securities – residential	285,706	—	285,706

Total debt securities	371,195	—	371,195
Stock Investments:
Mutual Funds	3,111	3,111	—

Total stock investments	3,111	3,111	—

Total available-for-sale	$374,306	$3,111	$371,195

Assets Measured on a Non-Recurring Basis

Impaired loans and leases – At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Assets measured at fair value on a non-recurring basis by fair value measurement used are summarized below (in thousands):

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	At March 31, 2012		At December 31, 2011
	Fair Value	Significant unobservable inputs (Level 3)	Fair Value	Significant unobservable inputs (Level 3)
Impaired loans and leases:
Commercial	$1,694	$1,694	$3,855	$3,855
Leases	13	13	14	14

	$1,707	$1,707	$3,869	$3,869

Impaired loans and leases, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.8 million with a valuation allowance of $55,000 at March 31, 2012. At December 31, 2011, impaired loans had a carrying amount of $6.0 million with a valuation allowance of $2.1 million. Changes in fair value recognized for partial charge-offs of loans and leases and impairment reserves on loans and leases was a net increase of $86,000 and a net decrease of $35,000 for the three months ended March 31, 2012 and 2011, respectively.

The fair value of impaired commercial loans was measured based upon real estate appraisals primarily using the sales comparison approach. Unobservable inputs included adjustments for differences between the comparable sales averaging 9%. For two commercial loans with outstanding recorded investments less than $100,000, the appraised real estate value was discounted by a weighted average of 21% by management due to the appraisals being greater than 2 years old. The fair value of our impaired lease receivable was based upon a sales comparison approach of the equipment collateral.

The carrying amounts and estimated fair value of financial instruments at March 31, 2012 are as follows (in thousands):

	Fair Value Measurements Using:
	Quoted market prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Carrying Amount
Financial Assets:
Cash and cash equivalents	$90,199	—	—	$90,199
FHLB and FRB stock	N/A	N/A	N/A	8,040
Loans held for sale	—	451	—	451
Net loans and leases(1)	—	—	905,536	860,535
Accrued interest receivable	—	1,805	2,525	4,330
Financial Liabilities:
Deposits	833,250	269,098	—	1,100,924
Borrowings	—	131,815	—	125,540
Junior subordinated obligations	—	—	10,830	25,774
Accrued interest payable	3	1,015	83	1,101

(1)	includes impaired loans and leases

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of financial instruments at December 31, 2011 are as follows (in thousands):

	Estimated Fair Value	Carrying Amount
Financial Assets:
Cash and cash equivalents	$52,802	$52,802
FHLB and FRB stock	N/A	8,478
Loans held for sale	1,217	1,217
Net loans and leases(1)	907,357	861,952
Accrued interest receivable	3,960	3,960
Financial Liabilities:
Deposits	$1,085,608	$1,083,065
Borrowings	143,150	136,310
Junior subordinated obligations	10,979	25,774
Accrued interest payable	1,578	1,578

(1)	includes impaired loans and leases

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

The Company used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash and Cash Equivalents

The carrying amounts reported in the consolidated balance sheet for cash and short-term instruments approximate those assets’ fair value and are classified as Level 1.

FHLB and FRB Stock

It is not practicable to determine the fair value of FHLB and FRB stock due to restrictions placed on its transferability.

Loans and Leases

The fair value of our fixed-rate and adjustable-rate loans and leases were calculated by discounting scheduled cash flows through the estimated maturity using current origination rates, credit adjusted for delinquent loans and leases resulting in a Level 3 classification. Our estimate of maturity is based on the contractual cash flows adjusted for prepayment estimates based on current economic and lending conditions. The fair value of loans held for sale approximates carrying value resulting in a Level 2 classification.

Accrued Interest Receivable

The fair value of accrued interest approximates carrying value. The fair value level classification is consistent with the related financial instrument.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Deposits

The fair values disclosed for non-interest-bearing accounts and accounts with no stated maturity are, by definition, equal to the amount payable on demand at the reporting date resulting in a Level 1 classification. The fair value of time deposits was estimated by discounting expected monthly maturities at interest rates approximating those currently being offered at the FHLB on similar terms resulting in a Level 2 classification.

Borrowings

The fair value of borrowings are estimated using discounted cash flow analysis, based on interest rates approximating those currently being offered for borrowings with similar terms resulting in a Level 2 classification.

Junior Subordinated Obligations

The fair value of trust preferred debentures has been estimated using a discounted cash flow analysis to maturity resulting in a Level 3 classification.

Accrued Interest Payable

The fair value of accrued interest approximates carrying value. The fair value level classification is consistent with the related financial instrument.

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

The following is a summary of key financial results for the quarter ended March 31, 2012:

•	Total assets were $1.4 billion and total deposits were $1.1 billion, compared to $1.4 billion and $1.1 billion for the fourth quarter of 2011, respectively.

•	Net income was $2.6 million in 2012, compared to $3.3 million in the first quarter of 2011.

•	Net income per diluted share was $0.55 in 2012, compared with $0.70 in the first quarter of 2011.

•	The tax-equivalent net interest margin was 3.22% in 2012 and 3.44% in the first quarter of 2011.

•	There was no provision for credit losses in 2012, compared to $200,000 in the first quarter of 2011.

•	Total non-performing assets were $9.2 million or 0.65% of total assets at March 31, 2012 compared with $11.7 million, or 0.83% of total assets, at December 31, 2011.

•	Non-interest income was 31.3% of total revenue in 2012 compared with 29.5% in the first quarter of 2011.

•	Our efficiency ratio was 76.1% in 2012 compared with 70.5% in the first quarter of 2011.

The following discussion is intended to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes contained elsewhere in this report.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General

Net income for the quarter ended March 31, 2012 was $2.6 million or $0.55 per diluted share compared to $3.3 million or $0.70 per diluted share in the year-ago quarter. The return on average assets and return on average shareholders’ equity were 0.74% and 7.51%, respectively, for the first quarter of 2012, compared to 0.90% and 10.27%, respectively, for the first quarter of 2011.

Net Interest Income

Net interest income totaled $9.8 million in the three months ended March 31, 2012, compared to $11.0 million in the year-ago quarter, and $10.0 million in fourth quarter of 2011. The decrease in net-interest income in the first quarter resulted from declines in the net interest margin and average interest-earning assets.

Average interest-earning assets decreased $51.0 million or 3.8% in the first quarter of 2012 compared with the year-ago quarter, with an $82.6 million decrease in securities and a $16.0 million decrease in loans and leases offsetting a $47.7 million increase in interest-earning cash balances. Average interest-earning assets decreased $15.4 million or 1.2% in the first quarter of 2012 compared with the fourth quarter of 2011, with a $32.6 million decrease in securities and a $7.4 million decrease in loans and leases offsetting a $24.7 million increase in interest-earning cash balances. Total average loans and leases were 67.1% of total interest-earning assets in the first quarter of 2012, compared to 65.7% in the year-ago quarter and 66.8% in the fourth quarter of 2011.

The tax-equivalent net interest margin was 3.22% in the first quarter, compared to 3.44% in the year-ago quarter and 3.24% in the fourth quarter of 2011. The tax-equivalent yield on interest-earning assets decreased 39 basis points in the first quarter compared to the year-ago quarter, which was partially offset by a 17 basis point decrease in our cost of interest-bearing liabilities over the same period. The tax-equivalent yield on interest-earning assets decreased 11 basis points in the first quarter of 2012 compared to the fourth quarter of 2011, which was substantially offset by a 10 basis point decrease in our cost of interest-bearing liabilities over the same period. The tax-equivalent yield on our interest-earning assets was 4.04% in the first quarter of 2012, compared to 4.43% in the year-ago quarter and 4.15% in the fourth quarter of 2011. Our cost of interest-bearing liabilities was 0.98 % in the first quarter of 2012, compared to 1.15% in the year-ago quarter and 1.08% in the fourth quarter of 2011.

Between September 2007 and December 2008, the Federal Reserve reduced its target fed funds rate from 5.25% to between zero and 0.25%, where the target rate remains. The Federal Reserve’s monetary policy, volatility in equity markets, economic recession and federal government economic stimulus efforts, among other factors, have caused yields on U.S. Treasury securities to drop to exceptionally low levels throughout much of the past four years. This persistently low interest rate environment has caused an ongoing decline over the past four years in the returns on our interest-earning assets, consistent with much of the financial industry. Yields on our securities portfolio and on our commercial loans and consumer loans were most affected by the low interest rate environment, due to the significant annual amortization in these portfolios as a result of their relatively shorter duration. Also, our commercial loan and consumer loan portfolios are more sensitive to changes in interest rates due to the variable rate characteristics of a portion of these portfolios. The tax-equivalent yield on our securities portfolio decreased 30 basis points in the first quarter of 2012 compared to the year-ago quarter. The yield on our commercial loans and consumer (including indirect) loans decreased 31 basis points and 48 basis points, respectively, in the first quarter of 2012 compared to the first quarter of 2011.

The cost of our interest-bearing liabilities decreased in the first quarter of 2012 compared to the year-ago quarter due to a combination of the low interest rate environment, our deposit pricing strategies and a deposit mix that remains heavily weighted in low-cost interest-bearing transaction accounts (demand, savings and money market) whose rates can be immediately changed at our discretion. Average interest-bearing transaction accounts comprised 67.7% of total average interest-bearing deposits in the first quarter, compared to 65.2% in the year-ago period and 65.3% in the fourth quarter of 2011. The average cost of money market and time deposits dropped 16 basis points and 20 basis points, respectively in the first quarter compared to the year-ago quarter.

Our liability mix remained favorably weighted towards transaction accounts in the first quarter as retail and municipal depositor’s continue to refrain from locking up funds in time accounts at what are very low, yet competitive rates, and also because of the buildup of cash on corporate customers’ balance sheets. The aggregate average balance of transaction accounts (including non-interest bearing demand deposits) was $806.9 million or 73.3% of total deposits in the first quarter, compared with $814.1 million or 70.5% in the year-ago quarter and $792.2 million or 71.2% in the fourth quarter of 2011. Average time account balances in the first quarter were $294.6 million or 26.7% of total average deposits, compared with $340.9 million or 29.5% in the year-ago quarter and $320.3 million or 28.8% in the fourth quarter of 2011. Our ability to gather and retain transaction deposits in recent years has been greatly enhanced by our strong financial position and earnings performance, enhanced product offerings including upgraded treasury management and internet banking platforms, and a high positive awareness of our brand. Environmental factors such as equity market volatility, risk aversion among retail investors and a build-up of cash on corporate balance sheets have also played a role in the growth in our transaction accounts.

Our tax-equivalent net interest margin declined over the course of 2011 and into the first quarter of 2012 as decreases in the cost of our interest-bearing liabilities did not keep pace with declines in the yield on our interest-earning assets. The declining trend in our net interest margin that we have experienced in recent quarters is likely to continue in coming quarters as the persistently low interest rate environment continues to negatively affect the return on our loan and investment portfolios, while our ability to further reduce our funding costs is limited. Also, we expect that weak economic conditions, uneven loan demand, competition and historically low interest rates will likely weigh on asset growth and earnings in the financial sector for the foreseeable future.

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

	For the three months ended March 31,
	2012			2011
	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold	$63,632	$34	0.21%	$15,971	$4	0.09%
Taxable investment securities	272,933	1,790	2.62%	353,856	2,731	3.09%
Nontaxable investment securities	77,102	1,064	5.52%	78,773	1,115	5.66%
FHLB and FRB stock	8,355	113	5.40%	8,453	129	6.09%
Residential real estate loans(1)	314,394	3,984	5.07%	332,497	4,306	5.18%
Commercial loans and commercial real estate	260,190	3,015	4.63%	230,629	2,874	4.98%
Nontaxable commercial loans	11,751	169	5.75%	9,157	117	5.12%
Taxable leases (net of unearned discount)	12,093	170	5.63%	26,866	395	5.88%
Nontaxable leases (net of unearned discount)	10,464	169	6.45%	12,575	204	6.48%
Indirect auto loans	161,399	1,575	3.90%	172,942	1,972	4.56%
Consumer loans	89,179	858	3.85%	90,776	903	3.98%

Total interest-earning assets	1,281,492	12,941	4.04%	1,332,495	14,750	4.43%

Non-interest earning assets:
Other assets	135,054			135,701
Less: Allowance for credit losses	(10,755)			(10,978)
Net unrealized gains on securities available-for-sale	11,582			4,938

Total assets	$1,417,373			$1,462,156

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$151,693	$38	0.10%	$157,684	$68	0.17%
Savings deposits	107,782	32	0.12%	102,646	58	0.22%
MMDA deposits	358,835	278	0.31%	379,028	447	0.47%
Time deposits	294,618	1,140	1.55%	340,905	1,487	1.75%
Borrowings	132,247	961	2.91%	136,611	1,062	3.11%
Junior subordinated obligations issued to unconsolidated trusts	25,774	173	2.69%	25,774	157	2.43%

Total interest-bearing liabilities	1,070,949	2,622	0.98%	1,142,648	3,279	1.15%
Non-interest bearing liabilities:
Demand deposits	188,628			174,788
Other liabilities	17,162			15,994
Shareholders’ equity	140,634			128,726

Total liabilities and shareholders’ equity	$1,417,373			$1,462,156

Net interest income		$10,319			$11,471

Net interest rate spread			3.06%			3.28%
Net interest margin			3.22%			3.44%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		478			488

Net interest income		$9,841			$10,983

(1)	Includes loans held-for-sale

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

	0000000	0000000	0000000
	For the three months ended March 31, 2012 compared to March 31, 2011 Increase/(Decrease) Due To
	Volume	Rate	Net Change
Federal funds sold	$21	$9	$30
Taxable investment securities	(565)	(376)	(941)
Non-taxable investment securities	(24)	(27)	(51)
FHLB and FRB stock	(1)	(15)	(16)
Residential real estate loans	(232)	(90)	(322)
Commercial loans and commercial real estate	1,134	(993)	141
Non-taxable commercial loans	36	16	52
Taxable leases (net of unearned income)	(209)	(16)	(225)
Non-taxable leases (net of unearned income)	(34)	(1)	(35)
Indirect auto loans	(125)	(272)	(397)
Consumer loans	(16)	(29)	(45)

Total interest-earning assets	$(15)	$(1,794)	$(1,809)

Interest-bearing demand deposits	$(3)	$(27)	$(30)
Savings deposits	18	(44)	(26)
MMDA deposits	(23)	(146)	(169)
Time deposits	(188)	(159)	(347)
Borrowings	(34)	(67)	(101)
Junior subordinated obligations issued to unconsolidated subsidiary trusts	—	16	16

Total interest-bearing liabilities	$(230)	$(427)	$(657)

Net interest income tax equivalent	$215	$(1,367)	$(1,152)

Asset Quality and the Allowance for Credit Losses

The following table summarizes delinquent loans and leases grouped by the number of days delinquent at the dates indicated:

	March 31, 2012		December 31, 2011		March 31, 2011
	$	%(1)	$	%(1)	$	%(1)
Delinquent loans and leases	(Dollars in thousands)
30 days past due	$4,481	0.52%	$5,202	0.60%	$6,538	0.75%
60 days past due	966	0.11%	584	0.06%	940	0.11%
90 days past due and still accruing	12	—	—	—	5	—%
Non-accrual	8,904	1.03%	11,261	1.30%	8,056	0.92%

Total	$14,363	1.66%	$17,047	1.96%	$15,539	1.78%

(1)	As a percentage of total loans and leases, excluding deferred costs

The following table represents information concerning the aggregate amount of non-performing assets (in thousands):

	March 31, 2012	December 31, 2011	March 31, 2011
Non-accruing loans and leases:
Residential real estate	$2,649	$3,062	$3,544
Commercial loans	1,787	3,375	1,275
Commercial real estate	3,847	4,051	1,639
Leases	83	107	635
Indirect auto	270	293	292
Other consumer loans	268	373	671

Total non-accruing loans and leases	8,904	11,261	8,056
Accruing loans and leases delinquent 90 days or more	12	—	5

Total non-performing loans and leases	8,916	11,261	8,061
Other real estate and repossessed assets	317	485	650

Total non-performing assets	$9,233	$11,746	$8,711

Delinquent loans and leases (including non-performing) decreased to $14.4 million at March 31, 2012, compared to $17.0 million at December 31, 2011 and $15.5 million at March 31, 2011. Non-performing assets were $9.2 million or 0.65% of total assets at March 31, 2012, compared with $11.7 million or 0.83% of total assets at December 31, 2011. The decline in non-performing assets resulted from a combination of certain loans returning to performing status and to write-downs of other non-performing loans, particularly one commercial relationship for which impairment reserves were largely established in the third and fourth quarters of 2011.

Included in non-performing assets at the end of the first quarter are non-performing loans and leases totaling $8.9 million, compared with $11.3 million at December 31, 2011 and $8.1 million at March 31, 2011. As previously disclosed in our third quarter 2011 earnings release and Form 10-Q, one commercial relationship totaling $3.6 million was placed on non-performing status during the third quarter, at which time an impairment reserve of $1.7 million was established. The relationship is comprised of a $3.0 million secured working capital line of credit and two first mortgages totaling $641,000. The line of credit is secured by receivables of the business and is also collateralized by second lien positions on the real estate securing the two first mortgages. During the fourth quarter, the borrower’s business continued to weaken, which led to a $400,000 increase in our impairment reserve on this relationship to a total of $2.1 million, of which $1.0 million was charged off in the fourth quarter. Our exposure to this borrower at December 31, 2011, net of the write down recorded in the fourth quarter and included in non-performing assets, was $2.0 million, and the impairment reserve remaining on this net exposure was $1.1 million at the end of the fourth quarter. During the first quarter of 2012 further deterioration in the operations of the borrower’s business caused the Company to allocate an additional impairment reserve of $200,000 to the relationship, and to write off the entire $1.3 million impaired amount, bringing the total amount written down to date on this relationship to $2.3 million. Our exposure to this borrower at March 31, 2012, net of the write downs recorded to date and included in non-performing assets, was $1.3 million, which is the estimated net fair value of the real estate collateral based on current appraisals.

Conventional residential mortgages comprised $2.6 million (40 loans) or 29.7% of non-performing loans and leases, and commercial loans and mortgages totaled $5.6 million (35 loans) or 63.2% of non-performing loans and leases at the end of the first quarter.

As a recurring part of our portfolio management program, we identified approximately $9.8 million in potential problem loans at March 31, 2012 as compared to $10.2 million at December 31, 2011. Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as “substandard.” At March 31, 2012, potential problem loans primarily consisted of commercial real estate, commercial loans and leases. There can be no assurance that additional loans will not become non-performing, require restructuring, or require increased provision for loan losses.

We have a loan and lease monitoring program that evaluates non-performing loans and leases and the loan and lease portfolio in general. The loan and lease review program audits the loan and lease portfolio to confirm management’s loan and lease risk rating system, and systematically tracks such problem loans and leases to ensure compliance with loan and lease policy underwriting guidelines, and to evaluate the adequacy of the allowance for credit losses.

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

For commercial loan and lease segments, we maintain a specific allocation methodology for those classified in our internal risk grading system as substandard, doubtful or loss with a principal balance in excess of $200,000. A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on the estimated fair value of the collateral. Loans with modified terms in which a concession to the borrower has been made that we would not otherwise consider unless the borrower was experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. As of March 31, 2012, there were $7.4 million in impaired loans for which $93,000 in related allowance for credit losses was allocated. There were $9.1 million in impaired loans for which $2.1 million in related allowance for credit losses was allocated as of December 31, 2011.

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

The following table summarizes changes in the allowance for credit losses arising from loans and leases charged off, recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense (in thousands):

	Three months ended March 31,
	2012	2011
Balance at beginning of year	$10,769	$10,683
Loans and leases charged-off:
Residential real estate	73	100
Commercial loans	1,465	1
Commercial real estate	125	—
Leases	—	106
Indirect auto	59	37
Consumer	175	238

Total loans and leases charged off	1,897	482
Recoveries of loans and leases previously charged off:
Residential real estate	7	22
Commercial loans	237	6
Commercial real estate	1	—
Leases	61	55
Indirect auto	59	38
Consumer	121	156

Total recoveries	486	277

Net loans and leases charged off	1,411	205
Provision for credit losses	—	200

Balance at end of year	$9,358	$10,678

Net charge-offs were $1.4 million in the first quarter, compared with $205,000 in the year-ago quarter and $1.3 million in the fourth quarter of 2011. Net charge-offs, annualized, equaled 0.66% of average loans and leases in first quarter, compared with 0.09% in the year-ago quarter and 0.61% in the fourth quarter. Gross charge-offs were $1.9 million and recoveries were $486,000 in the first quarter of 2012. Our annualized net charge-off rate has averaged 0.30% over the past five quarters, of which all but 2 basis points is attributable to the losses recognized on the one commercial relationship previously discussed in this Form 10-Q.

There was no provision for credit losses recorded in the first quarter, compared to $200,000 in the year-ago quarter and $800,000 in the fourth quarter of 2011.

The provision for credit losses as a percentage of net charge-offs was 0% in the first quarter, compared with 98% in the year-ago quarter and 60% in the fourth quarter of 2011. Approximately $1.5 million or 81% of the gross charge-offs recognized in the first quarter of 2012 were on loans that were considered impaired in the fourth quarter of 2011 and for which impairment reserves were largely established due to the identification of possible “loss events” in the fourth quarter. Charge-offs on these impaired credits were recognized in the first quarter upon the occurrence of events confirming the existence of the losses, including further deterioration in the respective borrower’s financial condition and negotiated settlements. A substantial portion of the allowance allocated to these impaired credits in 2011 came from the release of a portion of the general allowance for our lease portfolio. During 2011, approximately $1.2 million of the allowance that had been allocated to our lease portfolio prior to 2011 was released due to a substantial decline in charge-offs in our lease portfolio in 2011 compared with 2010 and 2009 (the years in which provisions for possible lease losses were charged to earnings) and to a $16.8 million decrease in the balance of that portfolio during 2011.

The allowance for credit losses was $9.4 million at March 31, 2012 and $10.8 million at December 31, 2011 and $10.7 million at March 31, 2011. The ratio of the allowance for credit losses to total loans and leases was 1.08% at March 31, 2012 compared with 1.24% at December 31, 2011 and 1.22% at March 31, 2011. The ratio of the allowance for credit losses to non-performing loans and leases was 105% at March 31, 2012, compared with 96% at December 31, 2011 and 133% at March 31, 2011.

As discussed above, we assess a number of quantitative and qualitative factors at the individual portfolio level in determining the adequacy of the allowance for credit losses each quarter. In addition, we analyze certain broader, non-portfolio specific factors in assessing the adequacy of the allowance for credit losses, such as the allowance as a percentage of total loans and leases, the allowance as a percentage of non-performing loans and leases and the provision expense as a percentage of net charge-offs. As our asset quality metrics and net charge-off levels have improved in recent quarters (excluding the charge-offs related to $3.6 million commercial relationship previously discussed in this Form 10-Q), an increasing portion of the allowance for credit losses has been considered “unallocated,” which means it is not based on either quantitative or qualitative factors but on the broader, non-portfolio specific factors. At March 31, 2012, $1.7 million or 18% of the allowance for credit losses was considered to be “unallocated,” compared to $991,000 or 9% at December 31, 2011. Absent any material deterioration in credit quality from recent trends, or material growth in the loan and lease portfolio, some portion of this “unallocated” allowance may be reduced by future credit losses, which would have the effect of lowering the amount of provision expense relative to net charge-offs compared to recent quarters (e.g. less than dollar-for-dollar), as was the case in the first quarter of 2012 when the provision for credit losses equaled 0% of net charge-offs.

The following table presents certain asset quality ratios for the periods indicated:

	For three months ended March 31,
	2012	2011
Net loans and leases charged-off to average loans and leases, annualized	0.66%	0.09%
Provision for credit losses to average loans and leases, annualized	—	0.09%
Allowance for credit losses to period-end loans and leases	1.08%	1.22%
Allowance for credit losses to non-performing loans and leases	105.0%	132.5%
Non-performing loans and leases to period-end loans and leases	1.03%	0.92%
Non-performing assets to period-end assets	0.65%	0.59%

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated, dollars in thousands:

	Three months ended March 31,
			Change
	2012	2011	$	%
Investment management income	$1,855	$1,916	$(61)	(3.2)%
Service charges on deposit accounts	1,043	1,010	33	3.3%
Card-related fees	651	653	(2)	(0.3)%
Bank-owned life insurance	247	254	(7)	(2.8)%
Gain on the sale of loans	358	288	70	24.3%
Other non-interest income	322	465	(143)	(30.8)%

Total non-interest income	$4,476	$4,586	$(110)	(2.4)%

Non-interest income was $4.5 million in the first quarter of 2012, compared with $4.6 million in the year-ago quarter and $5.1 million in the fourth quarter of 2011. Gains on the sale of loans increased $70,000 compared with the first quarter of 2011, but were down $303,000 from the fourth quarter of 2011 due to fluctuations in the volumes of originations and sales of residential mortgages. A seasonal decrease in service charges on deposit accounts also contributed to the linked-quarter decline in non-interest income.

Non-interest income comprised 31.3% of total revenue in the first quarter of 2012 compared with 29.5% in the year-ago quarter and 33.6% in the fourth quarter of 2011.

Non-interest Expenses

The following table sets forth certain information on non-interest expenses for the periods indicated, dollars in thousands:

	For three months ended March 31,
			Change
	2012	2011	$	%
Salaries and benefits	$5,691	$5,530	$161	2.9%
Occupancy and equipment	1,901	1,830	71	3.9%
Communication expense	159	150	9	6.0%
Office supplies and postage	282	284	(2)	(0.7)%
Marketing expense	238	263	(25)	(9.5)%
Amortization of intangible assets	221	241	(20)	(8.3)%
Professional fees	777	824	(47)	(5.7)%
FDIC insurance	215	393	(178)	(45.3)%
Other non-interest expenses	1,404	1,464	(60)	(4.1)%

Total non-interest expenses	$10,888	$10,979	$(91)	(0.8)%

Non-interest expenses were $10.9 million in the quarter ended March 31, 2012, compared to $11.0 million in the first quarter of 2011 and $10.6 million in the fourth quarter of 2011. Alliance’s efficiency ratio was 76.1% in the first quarter of 2012 compared with 70.5% in the year-ago quarter and 70.6% in the fourth quarter of 2011.

Income Taxes

Our effective tax rate was 23.0% for the quarter ended March 31, 2012, compared with 24.7% in the year-ago period and 21.8% in the fourth quarter of 2011.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

General

Total assets were $1.4 billion at March 31, 2012 and December 31, 2011.

Securities available-for-sale decreased $27.9 million in the first quarter, which was offset by an increase in cash of $37.4 million. Total loans and leases, net of unearned income and deferred costs, decreased $2.8 million in the first quarter to $869.9 million.

Securities

Investment securities totaled $346.4 million at March 31, 2012, compared with $374.3 million at December 31, 2011. The decrease is attributable to our decision in the third quarter of 2011 to temporarily reduce the portfolio due to the very low yields available on the types of securities that we normally purchase. We have resumed purchases of such securities in the second quarter of 2012. Our portfolio is comprised entirely of investment grade securities, the majority of which are rated “AAA” by one or more of the nationally recognized rating agencies. The breakdown of the securities portfolio at March 31, 2012 was 75% government-sponsored entity guaranteed mortgage-backed securities, 23% municipal securities and 1% obligations of U.S. government-sponsored corporations. Mortgage-backed securities, which totaled $260.5 million at March 31, 2012, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the U.S. government. Our municipal securities portfolio, which totaled $80.9 million at the end of the first quarter, is primarily comprised of highly rated general obligation bonds issued by local municipalities in New York State.

We had net unrealized gains of approximately $11.1 million in our securities portfolio at March 31, 2012, compared with net unrealized gains of $11.2 million at December 31, 2011.

Loans and Leases

Total loans and leases, net of unearned income and deferred costs, were $869.9 million at March 31, 2012, compared with $872.7 million at December 31, 2011.

Residential mortgages totaled $313.8 million at the end of the first quarter, which was a decrease of $3.0 million from the end of 2011 as many of our first quarter originations were sold on the secondary market. We originated $30.0 million of residential mortgages in the first quarter, compared with $40.8 million in the fourth quarter of 2011 and $18.2 million in the first quarter of 2011. Our portfolio declined in 2011 and into the first quarter of 2012 as we sold a large portion of our originations on the secondary market in order to manage our overall interest rate risk position. Sales of residential mortgages totaled $59.6 million in 2011, and $17.0 million in the first quarter of 2012. In the first quarter of 2012 we changed our strategy as it relates to residential mortgages and will retain most fixed rate mortgages with terms of 15 years or less in portfolio for the foreseeable future. Fixed rate, monthly-payment mortgages with terms greater than 15 years will still be sold in the secondary market. Substantially all our residential mortgage originations are conventional mortgages originated in our market area. We do not originate sub-prime, Alt-A, negative amortizing or other higher risk residential mortgages.

Commercial loans and mortgages decreased $4.5 million in the first quarter and totaled $273.8 million at March 31, 2012. Originations of commercial loans and mortgages in the first quarter (excluding lines of credit) totaled $8.3 million, compared with $31.3 million in the fourth quarter of 2011 and $16.5 million in the year-ago quarter. The drop-off in the first quarter’s originations was largely the result of a reduced pipeline coming into the quarter following a higher than normal level of closings in the fourth quarter.

Leases (net of unearned income) decreased $7.3 million in the first quarter as a result of an increased level of prepayments and our previously announced decision to cease new lease originations.

Indirect auto loan balances were $171.8 million at the end of the first quarter, which was an increase of $13.0 million from the end of the fourth quarter of 2011. We originated $33.2 million of indirect auto loans in the first quarter, compared with $17.9 million in the fourth quarter of 2011 and $15.6 million in the year-ago quarter. The increase in originations is attributable to a change in our rate structure designed to increase our market share without lowering our underwriting standards. We originate new and used auto loans through a network of reputable, well established automobile dealers located in central and western New York. Applications received through our indirect lending program are subject to the same comprehensive underwriting criteria and procedures as employed in its direct lending programs.

The following table sets forth the composition of our loan and lease portfolio at the dates indicated, with dollars in thousands:

	March 31, 2012	Percent	December 31, 2011	Percent
Residential real estate	$313,803	36.2%	$316,823	36.4%
Commercial loans	147,334	17.0%	151,420	17.4%
Commercial real estate	126,456	14.6%	126,863	14.6%
Leases (net of unearned income)	18,339	2.1%	25,636	3.0%
Indirect auto	171,822	19.9%	158,813	18.3%
Other consumer loans	88,607	10.2%	89,776	10.3%

	866,361	100.0%	869,331	100.0%

Net deferred loan costs	3,532		3,390

Total loans and leases	869,893		872,721
Allowance for credit losses	(9,358)		(10,769)

Net loans and leases	$860,535		$861,952

Deposits

Deposits increased $17.9 million in the first quarter, and were $1.1 billion at March 31, 2012. Transaction accounts (checking, savings, and money market) increased $64.3 million primarily due to a seasonal increase in municipal deposits. Low-cost transaction accounts comprised 75.7% of total deposits at the end of the first quarter, compared with 71.0% at December 31, 2011 and 70.6% at March 31, 2011. Time deposits decreased $46.5 million in the first quarter primarily due to maturities of brokered time accounts which we did not replace.

The following table sets forth the composition of our deposits by business line at the dates indicated, dollars in thousands:

	March 31, 2012
	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$52,081	$130,715	$7,770	$190,566	17.3%
Interest checking	111,530	16,582	20,738	148,850	13.5%

Total checking	163,611	147,297	28,508	339,416	30.8%

Savings	95,101	11,089	4,477	110,667	10.1%
Money market	89,632	133,448	160,087	383,167	34.8%
Time deposits	195,831	28,834	43,009	267,674	24.3%

Total deposits	$544,175	$320,668	$236,081	$1,100,924	100.0%

	December 31, 2011
	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$46,580	$135,252	$3,904	$185,736	17.1%
Interest checking	110,886	16,831	18,168	145,885	13.5%

Total checking	157,466	152,083	22,072	331,621	30.6%

Savings	92,240	11,367	3,704	107,311	9.9%
Money market	88,056	122,195	119,749	330,000	30.5%
Time deposits	237,929	26,907	49,297	314,133	29.0%

Total deposits	$575,691	$312,552	$194,822	$1,083,065	100.0%

Liquidity

Alliance’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease fundings, to accommodate possible outflows in deposits, to take advantage of market interest rate opportunities, and to pay dividends to Alliance. Funding loan and lease commitments, providing for deposit outflows, settling other liabilities when they come due and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits, borrowings and other liabilities. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. Our Asset Liability Committee (“ALCO”) is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of March 31, 2012, liquidity as measured by the Bank is in compliance with and exceeds its policy guidelines.

Our principal sources of funds for operations are cash flows generated from earnings, deposit inflows, loan and lease repayments, investment amortization and maturities, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the three months ended March 31, 2012, cash and cash equivalents increased by $37.4 million. Net cash provided by investing activities primarily resulted from $26.8 million in maturities, sales and principal repayments combined with a net decrease in loans of $1.4 million. Net cash provided by financing activities in the first quarter principally reflects a $17.9 million net increase in deposits, partly reduced by a net decrease in borrowings of $10.8 million and cash dividends of $1.5 million. Net cash from operating activities was primarily provided by net income in the amount of $2.6 million and proceeds from sale of loans and leases held-for-sale of $17.0 million, partly reduced by originations of loans held-for-sale of $16.0 million.

As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and investment securities that have been pledged as collateral. As of March 31, 2012, our credit limit with the FHLB was $294.6 million. The total of our outstanding borrowings from the FHLB on that date was $100.0 million.

We had a $135.0 million line of credit at March 31, 2012 with the Federal Reserve Bank of New York through its Discount Window. Alliance has pledged indirect auto loans and investment securities totaling $160.7 million and $4.6 million, respectively, at March 31, 2012. At March 31, 2012, we also had available $62.5 million of unsecured federal funds lines of credit with other financial institutions. We did not draw any amounts on any of these lines during the quarter other than an overnight test to confirm their availability. There were no amounts outstanding on any of these lines at March 31, 2012.

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

March 31, 2012
Total assets	$1,415,594
Less: Goodwill and intangible assets, net	38,317

Tangible assets (non-GAAP)	$1,377,277

Total Common Equity	144,992
Less: Goodwill and intangible assets, net	38,317

Tangible Common Equity (non-GAAP)	106,675

Total Equity/Total Assets	10.24%
Tangible Common Equity/Tangible Assets (non-GAAP)	7.75%

Shareholders’ equity was $145.0 million at March 31, 2012, compared with $144.0 million at December 31, 2011. Net income increased shareholders’ equity by $2.6 million during the quarter which was partially offset by dividends declared of $1.5 million. In February 2012, we announced that our Board of Directors declared a quarterly dividend of $0.31 per common share.

The Bank’s Tier 1 leverage ratio was 8.68% and its total risk-based capital ratio was 15.21% at the end of the first quarter, both of which comfortably exceeded the regulatory thresholds required to be classified as a “well-capitalized” institution, which are 5.0% and 10.0%, respectively. As provided above, our tangible common equity capital ratio was 7.75% at March 31, 2012.

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

As of December 31, 2011, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. Management believes that, as of March 31, 2012, Alliance and the Bank met all capital adequacy requirements to which they were subject.

The following table compares our actual capital amounts and ratios with those needed to qualify for the “well capitalized” category, which is the highest capital category as defined in the regulations, dollars in thousands:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of March 31, 2012
Total risk-based capital
Alliance	$137,225	16.10%	$68,165	≥	8.00%	N/A	N/A
Bank	128,700	15.21%	67,695	≥	8.00%	84,618	≥10.00%
Tier 1 capital
Alliance	127,820	15.00%	34,083	≥	4.00%	N/A	N/A
Bank	119,295	14.10%	33,848	≥	4.00%	50,771	≥6.00%
Leverage
Alliance	127,820	9.26%	55,184	≥	4.00%	N/A	N/A
Bank	119,295	8.68%	54,949	≥	4.00%	68,686	≥5.00%

As of December 31, 2011
Total risk-based capital
Alliance	$137,273	15.97%	$68,749	≥	8.00%	N/A	N/A
Bank	128,479	15.05%	68,277	≥	8.00%	85,347	≥10.00%
Tier 1 capital
Alliance	126,481	14.72%	34,374	≥	4.00%	N/A	N/A
Bank	117,759	13.80%	34,139	≥	4.00%	51,208	≥6.00%
Leverage
Alliance	126,481	9.09%	55,680	≥	4.00%	N/A	N/A
Bank	117,759	8.50%	55,442	≥	4.00%	69,303	≥5.00%

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

Our most significant accounting policies are presented in Note 1 to our consolidated financial statements included in the 2011 Annual Report on Form 10-K (the “2011 Consolidated Financial Statements”). These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan and lease losses, accrued income taxes, and the impairment analysis of goodwill and other intangible assets to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

The allowance for credit losses represents management’s estimate of probable credit losses in the loan and lease portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the 2011 Consolidated Financial Statements describes the methodology used to determine the allowance for credit losses, and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in this report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Our market risk arises principally from interest rate risk in our lending, investing, deposit gathering and borrowing activities. Other types of market risks do not arise in the normal course of our business activities.

The Bank’s ALCO is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and manage exposure to interest rate risk. The policies and guidelines established by the ALCO are reviewed and approved by the Board of Directors annually.

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

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case (no rate change) information in the table shows (1) an estimate of our net portfolio value at March 31, 2012 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income for the twelve months ending March 31, 2013 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current (March 31, 2012) rate levels and repricing balances are adjusted to current (March 31, 2012) rate levels. The rate change information (rate shocks) in the table shows estimates of net portfolio value at March 31, 2012 and net interest income for the twelve months ending March 31, 2013 assuming instantaneous rate changes of up 100, 200, and 300 basis points and down 100 basis points. Cash flows for non-maturity deposits are based on a decay or runoff rate based on average account age. Rate changes in the rate shock scenario are assumed to be shock or immediate changes and occur uniformly across the yield curve. In projecting future net interest income under the rate shock scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed post shock rate levels. Balances that reprice are assumed to reprice at post shock rate levels.

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

	Net Portfolio Value at March 31, 2012			Net Interest Income Twelve Months Ending March 31, 2013
		Change from Base			Change from Base
	Amount	Dollar	Percent	Amount	Dollar	Percent
Rate Change Scenario	(Dollars in thousands)
+300 basis point rate shock	$301,366	$(10,685)	(3.4)%	$29,992	$(8,594)	(22.3)%
+200 basis point rate shock	303,243	(8,808)	(2.8)%	32,969	(5,617)	(14.6)%
+100 basis point rate shock	301,487	(10,564)	(3.4)%	36,086	(2,500)	(6.5)%
Base case (no rate change)	312,051	—	— %	38,586	—	— %
-100 basis point rate shock	292,200	(19,851)	(6.4)%	36,604	(1,982)	(5.1)%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors” in our 2011 Annual Report on Form 10-K. There are no material changes in the risk factors relevant to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)	Not applicable

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

ALLIANCE FINANCIAL CORPORATION

DATE: May 9, 2012	/s/ Jack H. Webb
Jack H. Webb
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 9, 2012	/s/ J. Daniel Mohr
J. Daniel Mohr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alliance (incorporated herein by reference to Exhibit 3.1 to Alliance’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on August 9, 2011)

3.2	Amended and Restated Bylaws of Alliance (incorporated herein by reference to Exhibit 3.2 to Alliance’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2011)

4.1	Rights Agreement dated October 19, 2001 between Alliance Financial Corporation and American Stock Transfer & Trust Company, including the Certificate of Amendment to Alliance’s Certificate of Incorporation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference to exhibit 4.1 to Alliance’s Form 8-A12G filed with the SEC on October 25, 2001)

31.1*	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Financial statements from the quarterly report on Form 10-Q of Alliance Financial Corporation for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.