Form 10-Q
period 2012-06-30
ALLIANCE FINANCIAL CORP /NY/
filed 2012-08-09
CIK 796317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, on August 2, 2012 was 4,784,148 shares.

Throughout this report, the terms “Company,” “Alliance,” “we,” “our” and “us” refers to the consolidated entity of Alliance Financial Corporation, its wholly owned subsidiaries, including Alliance Bank, N.A. (the “Bank”) and the Alliance Agency Inc., formerly Ladd’s Agency, Inc. (“Ladd’s”), and the Bank’s subsidiaries, Alliance Preferred Funding Corp. and Alliance Leasing, Inc. Alliance is a New York corporation, which was formed in November 1998 as a result of the merger of Cortland First Financial Corporation and Oneida Valley Bancshares, Inc.

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

-i-

PART I. FINANCIAL INFORMATION

Alliance Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)
	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$70,908	$52,802

Securities available-for-sale	341,849	374,306
Federal Home Loan Bank of New York (“FLHB”) and Federal Reserve Bank (“FRB”) stock	7,974	8,478
Loans and leases held-for-sale	1,149	1,217
Loans and leases, net of unearned income and deferred costs	898,452	872,721
Allowance for credit losses	(8,892)	(10,769)

Net loans and leases	889,560	861,952

Premises and equipment, net	17,094	17,541
Accrued interest receivable	3,733	3,960
Bank-owned life insurance	29,923	29,430
Goodwill	30,844	30,844
Intangible assets, net	7,250	7,694
Other assets	22,554	20,866

Total assets	$1,422,838	$1,409,090

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing deposits	$203,885	$185,736
Interest-bearing deposits	902,687	897,329

Total deposits	1,106,572	1,083,065
Borrowings	125,318	136,310
Accrued interest payable	874	1,578
Other liabilities	17,456	18,366
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	25,774

Total liabilities	1,275,994	1,265,093

Shareholders’ equity
Preferred stock – par value $1.00 per share; 900,000 shares authorized, none issued and outstanding	—	—
Preferred stock – par value $1.00 per share; 100,000 shares authorized, Series A, junior preferred stock, none issued and outstanding	—	—
Common stock – par value $1.00; 10,000,000 shares authorized, 5,107,010 and 5,091,553 shares issued; and 4,784,698 and 4,769,241 shares outstanding, respectively	5,107	5,092
Surplus	47,517	47,147
Undivided profits	102,471	99,879
Accumulated other comprehensive income	4,096	3,951
Directors’ stock-based deferred compensation plan (143,146 and 134,260 shares, respectively)	(3,691)	(3,416)
Treasury stock, at cost: 322,312 shares	(8,656)	(8,656)

Total shareholders’ equity	146,844	143,997

Total liabilities & shareholders’ equity	$1,422,838	$1,409,090

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans and leases	$9,718	$10,621	$19,543	$21,283
Federal funds sold and interest bearing deposits	41	1	75	5
Interest and dividends on taxable securities	1,776	3,110	3,678	5,970
Interest and dividends on nontaxable securities	682	762	1,384	1,498

Total interest income	12,217	14,494	24,680	28,756

Interest expense:
Deposits:
Savings accounts	24	55	55	113
Money market accounts	252	447	530	894
Time accounts	891	1,446	2,032	2,933
NOW accounts	28	61	66	129

Total deposits	1,195	2,009	2,683	4,069
Borrowings:
Repurchase agreements	202	203	405	410
FHLB advances	645	818	1,403	1,673
Junior subordinated obligations issued to unconsolidated subsidiary trusts	170	158	343	315

Total interest expense	2,212	3,188	4,834	6,467

Net interest income	10,005	11,306	19,846	22,289
Provision for credit losses	(300)	160	(300)	360

Net interest income after provision for credit losses	10,305	11,146	20,146	21,929

Non-interest income:
Investment management income	1,949	1,986	3,804	3,902
Service charges on deposit accounts	1,050	1,096	2,093	2,106
Card-related fees	720	699	1,371	1,352
Income from bank-owned life insurance	246	255	493	509
Gain on the sale of loans	347	88	706	376
Other non-interest income	212	311	533	776

Total non-interest income	4,524	4,435	9,000	9,021

Non-interest expense:
Salaries and employee benefits	5,651	5,305	11,342	10,835
Occupancy and equipment expense	1,694	1,816	3,595	3,646
Communication expense	157	173	316	323
Office supplies and postage expense	325	301	607	585
Marketing expense	262	217	499	480
Amortization of intangible assets	222	241	444	482
Professional fees	828	860	1,605	1,684
FDIC insurance premium	211	401	426	794
Other non-interest expense	1,666	1,509	3,070	2,973

Total non-interest expense	11,016	10,823	21,904	21,802

Income before income tax expense	3,813	4,758	7,242	9,148
Income tax expense	895	1,279	1,684	2,363

Net income	$2,918	$3,479	$5,558	$6,785

Net income per share:
Basic earnings per share	$0.61	$0.73	$1.16	$1.43
Diluted earnings per share	$0.61	$0.73	$1.16	$1.43
Cash dividends declared per share	$0.31	$0.30	$0.62	$0.60

Comprehensive income	$3,193	$6,398	$5,703	$9,630

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except per share data)
	Issued and Outstanding Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Directors’ Deferred Stock	Total
Balance at January 1, 2011	4,729,035	$5,051	$45,620	$92,380	$1,713	$(8,656)	$(2,977)	$133,131

Net income	—	—	—	6,785	—	—	—	6,785
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	2,783	—	—	2,783
Change in accumulated unrealized losses and prior service costs for retirement plans (net of tax)	—	—	—	—	62	—	—	62
Retirement of common stock	(1,383)	(1)	(40)	—	—	—	—	(41)
Issuance of restricted stock	17,839	18	(18)	—	—	—	—	—
Forfeiture of restricted stock	(200)	—	(1)	—	—	—	—	(1)
Amortization of restricted stock	—	—	243	—	—	—	—	243
Tax benefit of stock-based compensation	—	—	19	—	—	—	—	19
Cash dividend $0.60 per common share	—	—	—	(2,847)	—	—	—	(2,847)
Directors’ deferred stock plan purchase	—	—	314	—	—	—	(314)	—
Directors’ deferred stock plan distribution	—	—	(23)	—	—	—	23	—

Balance at June 30, 2011	4,745,291	$5,068	$46,114	$96,318	$4,558	$(8,656)	$(3,268)	$140,134

Balance at January 1, 2012	4,769,241	$5,092	$47,147	$99,879	$3,951	$(8,656)	$(3,416)	$143,997

Net income	—	—	—	5,558	—	—	—	5,558
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	36	—	—	36
Change in accumulated unrealized losses and prior service costs for retirement plans (net of tax)	—	—	—	—	109	—	—	109
Retirement of common stock	(3,008)	(3)	(90)	—	—	—	—	(93)
Issuance of restricted stock	18,465	18	(18)	—	—	—	—	—
Amortization of restricted stock	—	—	251	—	—	—	—	251
Tax benefit of stock-based compensation	—	—	(48)	—	—	—	—	(48)
Cash dividend $0.62 per common share	—	—	—	(2,966)	—	—	—	(2,966)
Directors’ deferred stock plan purchase	—	—	299	—	—	—	(299)	—
Directors’ deferred stock plan distribution	—	—	(24)	—	—	—	24	—

Balance at June 30, 2012	4,784,698	$5,107	$47,517	$102,471	$4,096	$(8,656)	$(3,691)	$146,844

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flow (Unaudited)

(In thousands)
	Six months ended June 30,
	2012	2011
Operating Activities:
Net Income	$5,558	$6,785

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(300)	360
Depreciation expense	978	1,099
Increase in surrender value of life insurance	(493)	(509)
Provision (benefit) for deferred income taxes	1,033	(970)
Amortization of investment security discounts and premiums, net	1,835	1,587
Net gain on sale of premises and equipment	(7)	—
Proceeds from the sale of loans held-for-sale	30,734	16,951
Origination of loans held-for-sale	(30,174)	(14,678)
Gain on sale of loans held-for-sale	(706)	(376)
Gain on foreclosed real estate	(35)	(62)
Amortization of capitalized servicing rights	244	188
Amortization of intangible assets	444	482
Restricted stock expense, net	251	242
Amortization of prepaid FDIC insurance premium	383	738
Impairment loss on fixed asset	—	15
Change in other assets and liabilities	(4,564)	(1,730)

Net cash provided by operating activities	5,181	10,122

Investing Activities:
Proceeds from maturities, redemptions, calls and principal repayments of investment securities available-for-sale	58,846	51,136
Purchase of investment securities available-for-sale	(28,176)	(93,611)
Purchase of FHLB and FRB stock	(54)	(6,728)
Redemption of FHLB stock	558	4,833
Net (increase) decrease in loans and leases	(27,359)	14,333
Purchases of premises and equipment	(544)	(667)
Proceeds from the sale of premises and equipment	20	—
Proceeds from disposition of foreclosed assets	521	453

Net cash provided by (used in) investing activities	3,812	(30,251)

Financing Activities:
Net increase (decrease) in checking, savings and money market accounts	68,343	(18,832)
Net decrease in time accounts	(44,836)	(5,201)
Net (decrease) increase in short-term borrowings	(992)	43,551
Payments on long-term borrowings	(10,000)	(15,000)
Proceeds from long-term borrowings	—	10,000
Retirement of common stock	(93)	(41)
Tax (provision) benefit for stock-based compensation	(48)	19
Purchase of shares for directors’ deferred stock-based plan	(299)	(314)
Cash dividends paid to common shareholders	(2,962)	(2,842)

Net cash provided by financing activities	9,113	11,340

Net increase (decrease) in cash and cash equivalents	18,106	(8,789)
Cash and cash equivalents at beginning of period	52,802	32,501

Cash and cash equivalents at end of period	$70,908	$23,712

Supplemental Disclosures of Cash Flow Information:
Interest received during the period	$24,907	$28,490
Interest paid during the period	5,538	6,428
Income taxes	210	3,713
Non-cash investing and financing activities:
Change in unrealized gain on available-for-sale securities	48	4,538
Transfer of loans to other real estate and repossessed assets	—	659
Common dividend declared and unpaid	1,483	1,424

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

1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of Alliance, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2011, and for the three-year period then ended, included in Alliance’s Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part I. Certain amounts from prior year periods are reclassified, when necessary, to conform to the current period presentation.

All adjustments, consisting of only normal recurring items, that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the six months ended June 30, 2012 and 2011. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results anticipated for the year.

2.	Securities

The amortized cost and estimated fair value of securities for the dates indicated (in thousands):

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Obligations of U.S. government-sponsored corporations	$1,614	$22	$—	$1,636
Obligations of states and political subdivisions	69,067	4,625	—	73,692
Mortgage-backed securities – residential	256,882	6,587	93	263,376

Total debt securities	327,563	11,234	93	338,704
Stock Investments:
Mutual funds	3,000	145	—	3,145

Total stock investments	3,000	145	—	3,145

Total available-for-sale	$330,563	$11,379	$93	$341,849

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Obligations of U.S. government-sponsored corporations	$3,134	$56	$—	$3,190
Obligations of states and political subdivisions	77,541	4,759	1	82,299
Mortgage-backed securities – residential	279,393	6,483	170	285,706

Total debt securities	360,068	11,298	171	371,195
Stock Investments:
Mutual funds	3,000	113	2	3,111

Total stock investments	3,000	113	2	3,111

Total available-for-sale	$363,068	$11,411	$173	$374,306

As of June 30, 2012 and December 31, 2011, the mortgage-backed securities portfolio was comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, which in turn, are backed by the United States government.

At June 30, 2012 and December 31, 2011, securities with a carrying value of $283.9 million and $361.8 million, respectively, were pledged as collateral for certain deposits and for other purposes as required or permitted by law.

There were no securities sales during the first six months of 2012 and 2011, respectively.

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

	June 30, 2012
	Amortized Cost	Estimated Fair Value
Due in one year or less	$85,535	$87,683
Due after one year through five years	160,655	165,327
Due after five years through ten years	64,023	67,634
Due after ten years	17,350	18,060

Total debt securities	$327,563	$338,704

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated are as follows (in thousands):

	June 30, 2012
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Mortgage-backed securities – residential	$6,087	$17	$1,427	$76	$7,514	$93

Subtotal, debt securities	6,087	17	1,427	76	7,514	93
Total temporarily impaired securities	$6,087	$17	$1,427	$76	$7,514	$93

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Obligations of states and political subdivisions	$192	$1	$—	$—	$192	$1
Mortgage-backed securities – residential	28,746	70	4,144	100	32,890	170

Subtotal debt securities	28,938	71	4,144	100	33,082	171
Mutual funds	497	2	—	—	497	2

Total temporarily impaired securities	$29,435	$73	$4,144	$100	$33,579	$173

Management does not believe any individual unrealized loss as of June 30, 2012 represents an other-than-temporary impairment. A total of 6 available-for-sale securities were in a continuous unrealized loss position for less than 12 months and 4 securities for 12 months or longer. The unrealized losses relate primarily to securities issued by FNMA, GNMA and FHLMC. These unrealized losses are primarily attributable to changes in interest rates and other market conditions. Alliance does not intend to sell these securities and does not believe it will be required to sell them prior to recovery of the amortized cost.

3.	Loans and Leases

Major classifications of loans and leases at the dates indicated (in thousands):

	June 30,	December 31,
	2012	2011
Residential real estate	$320,899	$316,823
Commercial loans	153,542	151,420
Commercial real estate	129,508	126,863
Leases	15,629	28,842
Consumer other
Indirect auto loans	188,765	158,813
Home equity loans	78,220	78,624
Other consumer loans	9,872	11,152

Total	896,435	872,537

Less: Unearned income	(2,066)	(3,206)
Net deferred loan costs	4,083	3,390

Total loans and leases	898,452	872,721
Allowance for credit losses	(8,892)	(10,769)

Net loans and leases	$889,560	$861,952

Non-accrual and Past Due Loans and Leases

Non-accrual loans and leases and loans past due 90 days still accruing include both smaller balance homogeneous loans and leases that are collectively evaluated for impairment and individually classified as impaired loans. The following tables present non-accrual loans and leases and loans and leases 90 days past due and still accruing at the dates indicated (in thousands):

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	June 30, 2012
	Non-accrual	Greater than 90 Days Past Due and Still Accruing	Non-performing Loans and Leases
Commercial	$1,464	$—	$1,464
Commercial real estate	1,879	—	1,879
Leases	74	—	74
Residential real estate	2,549	—	2,549
Consumer other:
Indirect	288	—	288
Home equity	318	—	318
Other	88	—	88

Total	$6,660	$—	$6,660

	December 31, 2011
	Non-accrual	Greater than 90 Days Past Due and Still Accruing	Non-performing Loans and Leases
Commercial	$3,401	$—	$3,401
Commercial real estate	4,051	—	4,051
Leases	107	—	107
Residential real estate	3,062	—	3,062
Consumer other:
Indirect	293	—	293
Home equity	270	—	270
Other	103	—	103

Total	$11,287	$—	$11,287

The following tables present the aging of past due loans and leases, including non-performing loans and leases, at the dates indicated (in thousands):

	June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Leases
Commercial	$539	$17	$1,085	$1,641	$151,901	$153,542
Commercial real estate	266	132	1,465	1,863	127,645	129,508
Leases, net of unearned income	27	17	21	65	13,498	13,563
Residential real estate	4,077	692	2,549	7,318	313,581	320,899
Consumer other:
Indirect	448	82	63	593	188,172	188,765
Home equity	152	—	144	296	77,924	78,220
Other	118	—	—	118	9,754	9,872

Total	$5,627	$940	$5,327	$11,894	$882,475	$894,369

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Leases
Commercial	$390	$173	$1,327	$1,890	$149,530	$151,420
Commercial real estate	262	—	1,873	2,135	124,728	126,863
Leases, net of unearned income	39	—	18	57	25,579	25,636
Residential real estate	3,743	377	3,062	7,182	309,641	316,823
Consumer other:
Indirect	728	76	67	871	157,942	158,813
Home equity	141	33	123	297	78,327	78,624
Other	80	53	6	139	11,013	11,152

Total	$5,383	$712	$6,476	$12,571	$856,760	$869,331

Allowance for Credit Losses

The following tables summarize activity in the allowance for credit losses for the periods indicated (in thousands):

	Three months ended June 30, 2012
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:

Beginning balance	$5,017	$299	$838	$808	$696	$1,700	$9,358
Charge-offs	(177)	—	(17)	(51)	(215)		(460)
Recoveries	24	151	3	17	99		294

Net charge-offs	(153)	151	(14)	(34)	(116)		(166)

Provision	110	(283)	31	163	121	(442)	(300)

Ending Balance	$4,974	$167	$855	$937	$701	$1,258	$8,892

	Three months ended June 30, 2011
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:

Beginning balance	$5,845	$1,062	$894	$793	$727	$1,357	$10,678
Charge-offs	(54)	(211)	(50)	(101)	(155)		(571)
Recoveries	109	132	17	39	119		416

Net charge-offs	55	(79)	(33)	(62)	(36)		(155)

Provision	438	(130)	(94)	48	60	(162)	160

Ending Balance	$6,338	$853	$767	$779	$751	$1,195	$10,683

	Six months ended June 30, 2012
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:

Beginning balance	$6,994	$503	$750	$784	$747	$991	$10,769
Charge-offs	(1,766)	—	(90)	(111)	(390)		(2,357)
Recoveries	262	212	9	75	222		780

Net charge-offs	(1,504)	212	(81)	(36)	(168)		(1,577)

Provision	(516)	(548)	186	189	122	267	(300)

Ending Balance	$4,974	$167	$855	$937	$701	$1,258	$8,892

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	Six months ended June 30, 2011
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:

Beginning balance	$5,568	$1,583	$946	$933	$779	$874	$10,683
Charge-offs	(55)	(318)	(150)	(138)	(392)		(1,053)
Recoveries	115	188	39	77	274		693

Net charge-offs	60	(130)	(111)	(61)	(118)		(360)

Provision	710	(600)	(68)	(93)	(90)	321	360

Ending Balance	$6,338	$853	$767	$779	$751	$1,195	$10,683

Impaired Loans and Leases

The following table presents information related to impaired loans and leases by type as of the dates indicated (in thousands):

	June 30, 2012			December 31, 2011
	Unpaid Contractual Principal Balance(1)	Recorded Investment	Related Allowance	Unpaid Contractual Principal Balance(1)	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$1,347	$926		$1,962	$1,143
Leases	126	68		191	83
Residential real estate	1,639	1,568		1,533	1,457
Consumer other	36	36		41	41

	3,148	2,598		3,727	2,724
With an allowance recorded:
Commercial	4,429	2,036	$35	7,150	5,932	$2,077
Leases	—	—	—	40	24	10
Residential real estate	626	626	41	405	405	11

	5,055	2,662	76	7,595	6,361	2,098
Total:
Commercial	5,776	2,962	35	9,112	7,075	2,077
Leases	126	68	—	231	107	10
Residential real estate	2,265	2,194	41	1,938	1,862	11
Consumer other	36	36	—	41	41	—

	$8,203	$5,260	$76	$11,322	$9,085	$2,098

(1)	Unpaid contractual principal balance has not been reduced by any partial charge-offs taken on loans and leases.

The allocation of the allowance for credit losses summarized on the basis of Alliance’s impairment methodology was as follows at the dates indicated (in thousands):

	Commercial & Commercial Real Estate	Leases	Residential Real Estate	Consumer Indirect	Consumer Other	Total
June 30, 2012
Individually evaluated for impairment	$35	$—	$41	$—	$—	$76
Collectively evaluated for impairment	4,939	167	814	937	701	7,558

Allocated	$4,974	$167	$855	$937	$701	7,634

Unallocated						1,258

Total						$8,892

December 31, 2011
Individually evaluated for impairment	$2,077	$10	$11	$—	$—	$2,098
Collectively evaluated for impairment	4,917	493	739	784	747	7,680

Allocated	$6,994	$503	$750	$784	$747	9,778

Unallocated						991

Total						$10,769

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The recorded investment in loans and leases summarized on the basis of Alliance’s impairment methodology at the dates indicated was as follows (in thousands):

	Commercial & Commercial Real Estate	Leases	Residential Real Estate	Consumer Indirect	Consumer Other	Total
June 30, 2012
Individually evaluated for impairment	$2,962	$68	$2,194	$—	$36	$5,260
Collectively evaluated for impairment	280,088	13,495	318,705	188,765	88,056	889,109

Total	$283,050	$13,563	$320,899	$188,765	$88,092	$894,369

December 31, 2011
Individually evaluated for impairment	$7,075	$107	$1,862	$—	$41	$9,085
Collectively evaluated for impairment	271,208	25,529	314,961	158,813	89,735	860,246

Total	$278,283	$25,636	$316,823	$158,813	$89,776	$869,331

The following table presents the average recorded investment in impaired loans and leases for the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Commercial	$4,101	$2,739	$5,092	$2,608
Leases	76	328	86	356
Residential real estate	2,098	1,271	2,019	1,224
Consumer other	38	—	39	—

Total	$6,313	$4,338	$7,236	$4,188

The following table presents interest income recognized on impaired loans while they were considered to be impaired for the periods indicated (in thousands):

	For the three months ended June 30, 2012	For the six months ended June 30, 2012
Commercial	$3	$6
Residential real estate	25	49
Consumer other	1	1

	$29	$56

There was no interest recognized on impaired loans while they were considered impaired in 2011.

Troubled Debt Restructurings

The following table presents the recorded investment in troubled debt restructured loans and leases as of June 30, 2012 and December 31, 2011 based on payment performance status (in thousands):

	June 30, 2012
	Commercial & Commercial Real Estate	Leases	Residential Real Estate	Consumer Other	Total
Performing	$203	$—	$1,894	$36	$2,133
Non-performing	1,128	12	300	—	1,440

Total	$1,331	$12	$2,194	$36	$3,573

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2011
	Commercial & Commercial Real Estate	Leases	Residential Real Estate	Consumer Other	Total
Performing	$211	$—	$1,401	$41	$1,653
Non-performing	2,216	33	461	—	2,710

Total	$2,427	$33	$1,862	$41	$4,363

Troubled debt restructured loans and leases are considered impaired and are included in the previous impaired loans and leases disclosures in this footnote. As of June 30, 2012, the Company has not committed to lend additional amounts to customers with outstanding loans and leases that are classified as troubled debt restructurings.

During the three and six month periods ending June 30, 2012 and June 30, 2011, certain loans and lease modifications were executed which constituted troubled debt restructurings. Substantially all of these modifications included one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; change in scheduled payment amount; permanent reduction of the principal of the loan; or an extension of additional credit for payment of delinquent real estate taxes.

The following table summarizes troubled debt restructurings that occurred during the periods indicated (in thousands):

	For the three months ending June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential real estate	2	$160	$202

	2	$160	$202

	For the three months ending June 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential real estate	1	$19	$37

	1	$19	$37

	For the six months ending June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and commercial real estate	2	$371	$371
Residential real estate	3	306	351

	5	$677	$722

	For the six months ending June 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and commercial real estate	2	$216	$228
Residential real estate	4	213	306

	6	$429	$534

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The troubled debt restructurings described above required a net allocation of the allowance for credit losses of $40,000 and $5,000 at June 30, 2012 and June 30, 2011, respectively. There were no charge-offs recorded on loans and leases modified during the three and six months ended June 30, 2012 and June 30, 2011, respectively.

The following table summarizes the troubled debt restructurings for which there was a payment default within 12 months following the date of the restructuring for the periods indicated (in thousands):

	For the three months ending June 30, 2012		For the three months ending June 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and commercial real estate	1	$651	—	$—
Residential real estate	—	—	1	110

	1	$651	1	$110

	For the six months ending June 30, 2012		For the six months ending June 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and commercial real estate	2	$651	1	$93
Residential real estate	—	—	2	246

	2	$651	3	$339

Loans and leases are considered to be in payment default once it is greater than 30 days contractually past due under the modified terms. The troubled debt restructurings described above that subsequently defaulted resulted in a net allocation of the allowance for credit losses of $8,000 and $5,000 at June 30, 2012 and June 30, 2011, respectively. Charge-offs of $0 and $1.3 million for the three and six months ended June 30, 2012, respectively, were recorded on these defaulted troubled debt restructurings. There were no charge-offs recorded on loans and leases modified during the three and six months ended June 30, 2011.

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Loans and leases not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans and leases. Commercial loans and leases listed as not rated are credits less than $250,000 or further segregated into smaller homogeneous pools based on similar risk and loss characteristics. In some instances, the commercial loans and lease portfolios were further segmented from their risk grade categories into groups of homogeneous pools based on similar risk and loss characteristics.

As of the dates indicated and based on the most recent analysis performed, the recorded investment by risk category and class of loans and leases is as of the dates indicated (in thousands):

	June 30, 2012		December 31, 2011
	Commercial and Commercial Real Estate Loans	Commercial Leases	Commercial and Commercial Real Estate Loans	Commercial Leases
Credit risk profile by internally assigned grade:
Pass	$235,816	$4,899	$220,226	$13,759
Special mention	7,356	8	13,421	259
Substandard	8,305	163	10,074	371
Substandard individually evaluated for impairment	2,962	68	7,075	107
Not rated	28,611	8,425	27,487	11,140

	$283,050	$13,563	$278,283	$25,636

For residential real estate and consumer loan classes, Alliance evaluates credit quality primarily based upon the aging status of the loan, which was previously presented, and by payment activity.

The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of the dates indicated (in thousands):

	June 30, 2012
	Residential Real Estate	Indirect	Home Equity	Other Consumer
Performing	$318,350	$188,477	$77,902	$9,784
Non-performing	2,549	288	318	88

Total	$320,899	$188,765	$78,220	$9,872

	December 31, 2011
	Residential Real Estate	Indirect	Home Equity	Other Consumer
Performing	$313,761	$158,520	$78,354	$11,049
Non-performing	3,062	293	270	103

Total	$316,823	$158,813	$78,624	$11,152

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

4.	Deposits

Deposits consisted of the following at the periods indicated (in thousands):

	June 30, 2012	December 31, 2011
Non-interest-bearing checking	$203,885	$185,736
Interest-bearing checking	158,701	145,885
Savings accounts	116,664	107,311
Money market accounts	358,025	330,000
Time accounts	269,297	314,133

Total deposits	$1,106,572	$1,083,065

5.	Earnings Per Share

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

Basic and diluted net income per common share calculations are as follows (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Basic:
Net income available to common shareholders	$2,918	$3,479	$5,558	$6,785
Less: dividends and undistributed earnings allocated to unvested restricted shares	(50)	(60)	(95)	(114)

Net earnings allocated to common shareholders	$2,868	$3,419	$5,463	$6,671

Weighted average common shares outstanding, including shares considered participating securities	4,784,698	4,745,429	4,779,451	4,740,557
Less: average participating securities	(83,706)	(82,677)	(79,671)	(78,157)

Weighted average shares	4,700,992	4,662,752	4,699,780	4,662,400

Net income per common share – basic	$0.61	$0.73	$1.16	$1.43

Diluted:
Net earnings allocated to common shareholders	$2,868	$3,419	$5,463	$6,671

Weighted average common shares outstanding for basic earnings per common share	4,700,992	4,662,752	4,699,780	4,662,400
Incremental shares from assumed conversion of stock options and warrants	—	7,778	—	8,211

Average common shares outstanding – diluted	4,700,992	4,670,530	4,699,780	4,670,611

Net income per common share – diluted	$0.61	$0.73	$1.16	$1.43

Dividends of $26,000 and $24,000 were paid on unvested shares with non-forfeitable dividend rights for the quarters ending June 30, 2012 and 2011, respectively. Dividends of $51,000 and $49,000 for the six months ended June 30, 2012 and 2011, respectively, were paid on unvested shares with non-forfeitable dividend rights. There were no options outstanding at June 30, 2012. There were no anti-dilutive stock options for the three months and six months ended June 30, 2012 and 2011.

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

The components of all of the plans’ net periodic costs for the three months ended June 30, 2012 and 2011 are as follows (in thousands):

	Pension Plan		Post-retirement Plan		SRP Plan		Directors Retirement Plan
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$—	$—	$22	$22	$18	$23
Interest cost	67	72	44	56	43	48	12	14
Expected return on assets	(87)	(97)	—	—	—	—	—	—
Amortization of unrecognized actuarial loss	55	31	5	5	17	1	7	7
Amortization of unrecognized prior service cost	—	—	(11)	(11)	6	6	12	12

Net periodic plan cost	$35	$6	$38	$50	$88	$77	$49	$56

The components of all of the plans’ net periodic costs for the six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Pension Plan		Post-retirement Plan		SRP Plan		Directors Retirement Plan
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$—	$—	$44	$45	$36	$45
Interest cost	134	144	89	112	86	95	24	28
Expected return on assets	(174)	(193)	—	—	—	—	—	—
Amortization of unrecognized actuarial loss	110	61	9	10	34	2	14	15
Amortization of unrecognized prior service cost	—	—	(22)	(22)	11	11	24	24

Net periodic plan cost	$70	$12	$76	$100	$175	$153	$98	$112

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

7.	Fair Value Measurements

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

Assets Measured on a Recurring Basis

The fair values of debt securities available-for-sale are determined by obtaining matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2). The fair value of mutual fund securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges when available (Level 1). There were no transfers between fair value measurement levels during the most recent quarter.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at June 30, 2012 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
Obligations of U.S. government-sponsored corporations	$1,636	$—	$1,636
Obligations of states and political subdivisions	73,692	—	73,692
Mortgage-backed securities – residential	263,376	—	263,376

Total debt securities	338,704	—	338,704
Stock Investments:
Mutual Funds	3,145	3,145	—

Total stock investments	3,145	3,145	—

Total available-for-sale	$341,849	$3,145	$338,704

		Fair Value Measurements at December 31, 2011 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
Obligations of U.S. government-sponsored corporations	$3,190	$—	$3,190
Obligations of states and political subdivisions	82,299	—	82,299
Mortgage-backed securities – residential	285,706	—	285,706

Total debt securities	371,195	—	371,195
Stock Investments:
Mutual Funds	3,111	3,111	—

Total stock investments	3,111	3,111	—

Total available-for-sale	$374,306	$3,111	$371,195

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

Assets measured at fair value on a non-recurring basis by fair value measurement used are summarized below (in thousands):

	At June 30, 2012		At December 31, 2011
	Fair Value	Significant unobservable inputs (Level 3)	Fair Value	Significant unobservable inputs (Level 3)
Impaired loans and leases:
Commercial and commercial real estate	$1,746	$1,746	$3,855	$3,855
Leases	—	—	14	14

	$1,746	$1,746	$3,869	$3,869

Impaired loans and leases, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.8 million with a valuation allowance of $25,000 at June 30, 2012. At December 31, 2011, impaired loans had a carrying amount of $6.0 million with a valuation allowance of $2.1 million. Changes in fair value recognized for partial charge-offs of loans and leases and impairment reserves on loans and leases was a net decrease of $135,000 and $623,000 for the six months ended June 30, 2012 and 2011, respectively.

The following table presents quantitative information about recurring Level 3 fair value measurements:

	Valuation Technique	Unobservable Inputs	Weighted Average %
Impaired loans – commercial and commercial real estate	Sales Comparison approach	Adjustments for differences between the comparable sales	9%

		Adjustments for aging of appraisals	21%

The fair value of impaired commercial loans at June 30, 2012 was measured based upon real estate appraisals. Unobservable inputs included adjustments by the appraiser for differences between the comparable sales. For two commercial loans with outstanding recorded investments less than $100,000, the appraised real estate value was discounted by management due to the appraisals being greater than 2 years old.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The carrying amounts and estimated fair value of financial instruments at June 30, 2012 are as follows (in thousands):

	Fair Value Measurements Using:
	Quoted market prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Carrying Amount
Financial Assets:
Cash and cash equivalents	$70,908	—	—	$70,908
FHLB and FRB stock	N/A	N/A	N/A	7,974
Loans held for sale	—	1,149	—	1,149
Net loans and leases(1)	—	—	940,034	889,560
Accrued interest receivable	—	1,297	2,436	3,733

Financial Liabilities:
Deposits	837,275	270,589	—	1,106,572
Borrowings	—	129,640	—	125,318
Junior subordinated obligations	—	—	9,927	25,774
Accrued interest payable	7	786	81	874

(1)	includes impaired loans and leases

The carrying amounts and estimated fair values of financial instruments at December 31, 2011 are as follows (in thousands):

	Estimated Fair Value	Carrying Amount
Financial Assets:
Cash and cash equivalents	$52,802	$52,802
FHLB and FRB stock	N/A	8,478
Loans held for sale	1,217	1,217
Net loans and leases(1)	907,357	861,952
Accrued interest receivable	3,960	3,960

Financial Liabilities:
Deposits	$1,085,608	$1,083,065
Borrowings	143,150	136,310
Junior subordinated obligations	10,979	25,774
Accrued interest payable	1,578	1,578

(1)	includes impaired loans and leases

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

The following is a summary of key financial results for the quarter ended June 30, 2012:

•	Total assets were $1.4 billion and total deposits were $1.1 billion at June 30, 2012, compared with $1.4 billion and $1.1 billion at December 31, 2011, respectively.

•

Net income was $2.9 million for the three months ended June 30, 2012, compared with $3.5 million for the same period in 2011. For the six months ended June 30, 2012, net income was $5.6 million, compared with $6.8 million for the first half of 2011.

•

Net income per diluted share was $0.61 and $0.73 for the three months ending June 30, 2012 and 2011, respectively. Net income per diluted share was $1.16 for the six months ending June 30, 2012 compared with $1.43 per share for the same period in 2011.

•	The tax-equivalent net interest margin was 3.26% in the second quarter of 2012 compared with 3.53% in the second quarter of 2011.

•

There was a negative provision for credit losses of $300,000 in the quarter and six months ended June 30, 2012, compared with provision expense of $160,000 and $360,000 in the year ago periods, respectively.

•	Total non-performing assets were $6.7 million or 0.47% of total assets at June 30, 2012 compared with $9.3 million, or 0.63% at June 30, 2011 and $11.7 million or 0.83% at December 31, 2011.

•	Non-interest income was 31.2% of total revenue in the first half of 2012 compared with 28.8% in the year ago period.

•	Our efficiency ratio was 75.9% in the six months ended June 30, 2012 compared with 69.6% for the same period in 2011.

The following discussion is intended to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes contained elsewhere in this report.

Recent Legislative Updates

In June 2012, the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation issued three proposals that would amend the existing regulatory risk-based capital adequacy requirements of banks and bank holding companies. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The Basel III proposal would increase the minimum levels of required capital, narrow the definition of capital, and places much greater emphasis on common equity. The proposed rules will be subject to a comment period through September 7, 2012.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to us and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, such as trust preferred securities, which would be phased out over time. Although the Dodd-Frank Act only required the phase out of such instruments for institutions with total consolidated assets of $15 billion or more, the proposed rules would require almost all institutions to phase out instruments that will no longer qualify as Tier 1 capital, albeit on a longer time frame than for institutions with total consolidated assets of $15 billion or more.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. We are still in the process of assessing the impacts of these complex proposals.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2012 and 2011

General

Net income for the quarter ended June 30, 2012 was $2.9 million or $0.61 per diluted share compared to $3.5 million or $0.73 per diluted share in the year-ago quarter. The return on average assets and return on average shareholders’ equity were 0.82% and 8.21%, respectively, for the second quarter of 2012, compared to 0.95% and 10.45%, respectively, for the second quarter of 2011.

Net income for the six months ended June 30, 2012 was $5.6 million or $1.16 per diluted share compared with $6.8 million or $1.43 per diluted share in the year ago period. The return on average assets and return on average shareholders’ equity were 0.78% and 7.86%, respectively, for the first half of 2012, compared with 0.93% and $10.36%, respectively, for the first half of 2011.

Net interest income decreased $1.3 million and $2.4 million in the three and six month periods ended June 30, 2012, respectively, compared with the year-ago periods due to the continuing pressure on our net interest margin caused by the exceptionally low interest rate environment, which was partially mitigated by higher loan balances.

Net Interest Income

Net interest income totaled $10.0 million in the three months ended June 30, 2012, compared with $11.3 million in the year-ago quarter, and $9.8 million in the first quarter of 2012. The tax-equivalent net interest margin decreased 27 basis points in the second quarter compared with the year-ago quarter due to the effect of persistently low interest rates on our interest-earning assets. The rate of margin decline slowed considerably in the first quarter of 2012 in large part due to a slowing in prepayments on our mortgage-backed securities portfolio. The net interest margin increased 4 basis points from the first to the second quarter of 2012 with most of the increase attributable to the accrual of $133,000 of interest on non-accrual commercial loans which were returned to performing status in the second quarter due to satisfactory payment performance of the former non-accrual loans sufficient to restore the loans to contractual terms. Average interest-earning assets decreased 4.0% in the second quarter of 2012 compared with the year-ago quarter.

The net interest margin on a tax-equivalent basis was 3.26% in the second quarter of 2012, compared with 3.53% in the year-ago quarter and 3.22% in the first quarter of 2012. The net interest margin in the second quarter adjusted for the recovery of non-accrual interest was 3.22%. The decrease in the net interest margin compared with the second quarter of 2011 was the result of a decrease in the tax-equivalent earning asset yield of 54 basis points in the second quarter compared with the year-ago quarter, which was partially offset by a decrease in the cost of interest-bearing liabilities of 29 basis points over the same period. On a linked-quarter basis, the decline in our earning-assets yield was 9 basis points in the second quarter, which was offset by a 15 basis-point drop in the cost of our interest-bearing liabilities. Adjusted for the recovery of non-accrual interest in the second quarter, our tax-equivalent earning asset yield declined 58 basis points and 13 basis points, compared with the year-ago quarter and the first quarter of 2012, respectively.

Average interest-earning assets were $1.3 billion in the second quarter, which was a decrease of $53.9 million or 4.0% from the year-ago quarter but was unchanged from the first quarter of 2012. Most of the decline from the year-ago quarter occurred in our securities portfolio, which was partially offset by a $58.0 million increase in federal funds sold and interest earning deposits. The average balance of our securities portfolio decreased 25% due to our decision to temporarily shrink the portfolio in the second half of 2011 due to the very low yields available on the types of securities in which we invest. Average loans and leases was roughly equal in the second quarter compared with the year-ago quarter as growth in our average commercial loan and consumer loan portfolios offset lower average lease balances. Total average loans and leases were 68.4% of total interest-earning assets in the second quarter of 2012, compared with 65.6% in the year-ago quarter and 67.1% in the first quarter of 2012.

Net interest income for the six months ended June 30, 2012 totaled $19.8 million, which was down $2.4 million or 11.0% compared with the year-ago period. The tax equivalent net interest margin was 3.24% for the six months ended June 30, 2012, compared to 3.49% for the first half of 2011. The tax-equivalent earning asset yield decreased 46 basis points in the first half of 2012 compared with the year-ago period, which was partially offset by a decrease of 22 basis points in the cost of interest-bearing liabilities over the same period.

Average interest-earning assets were $1.3 billion in the first half of 2012, which was a decrease of 3.9% from the first half of 2011. The changes in the average balances of securities and loans for the first half of 2012 compared with the year-ago period were similar to that as discussed above for the second quarter. Total average loans and leases were 67.7% of total interest-earning assets in the first half of 2012, compared with 65.7% in the year-ago period.

Since December 2008 the Federal Reserve has maintained its target fed funds rate between zero and 0.25%, and has carried out a number of policy actions designed to lower long-term interest rates. These monetary policy actions, along with volatility in equity markets, economic recession and federal government economic stimulus efforts, among other factors, have caused yields on U.S. Treasury securities to drop to exceptionally low levels throughout much of the past four years. This persistently low interest rate environment has caused an ongoing decline over the past four years in the returns on our interest-earning assets, consistent with much of the financial industry. The tax-equivalent yield on our securities portfolio decreased 50 basis points in the second quarter of 2012 compared to the year-ago quarter. The yield on our commercial loans, residential loans and consumer (including indirect) loans decreased 10 basis points, 33 basis points and 73 basis points, respectively, in the second quarter of 2012 compared to the second quarter of 2011.

The cost of our interest-bearing liabilities decreased in the second quarter of 2012 compared to the year-ago quarter due to a combination of the low interest rate environment, our deposit pricing strategies and a deposit mix that remains heavily weighted in low-cost interest-bearing transaction accounts (demand, savings and money market) whose rates can be immediately changed at our discretion. Average interest-bearing transaction accounts comprised 57.5% of total average interest-bearing deposits in the second quarter, compared to 55.3% in the year-ago period. The average cost of money market and time deposits dropped 20 basis points and 39 basis points, respectively in the second quarter compared to the year-ago quarter. We also reduced our cost of FHLB advances by 25 basis points in the second quarter compared to the second quarter of 2011 primarily through a restructuring of FHLB advances totaling $50.0 million in June 2012. The restructurings resulted in prepayment penalties of $2.1 million which will be amortized as an adjustment to interest expense over the remaining term of the restructured debt in accordance with U.S. generally accepted accounting principles. The restructuring had the effect of extending the maturities of the restructured borrowings by 3.3 years and lowering the annual average effective cost by 148 basis points.

Our liability mix remained favorably weighted towards transaction accounts (including non-interest bearing demand deposits) in the second quarter as retail and municipal depositors continue to refrain from investing funds in time accounts at what are very low, yet competitive rates, and also because of the buildup of cash on corporate customers’ balance sheets. The aggregate average balance of transaction accounts was $835.7 million or 75.5% of total deposits in the second quarter, compared with $812.8 million or 70.5% in the year-ago quarter. Average time account balances in the second quarter were $271.9 million or 24.5% of total average deposits, compared with $339.6 million or 29.5% in the year-ago quarter. Our ability to gather and retain transaction deposits in recent years has been greatly enhanced by our strong financial position and earnings performance, enhanced product offerings including upgraded treasury management and internet banking platforms, and a high positive awareness of our brand. Environmental factors such as equity market volatility and risk aversion among retail investors have also played a role in the growth in our transaction accounts.

Our tax-equivalent net interest margin declined over the course of 2011 and into the first quarter of 2012 as decreases in the cost of our interest-bearing liabilities did not keep pace with declines in the yield on our interest-earning assets. The declining trend in our net interest margin that we have experienced in recent quarters is likely to continue in coming quarters as the persistently low interest rate environment continues to negatively affect the return on our loan and investment portfolios, while our ability to further reduce our funding costs is limited. The pressure on our net interest margin along with weak economic conditions, uneven loan demand and competition may result in further declines in net interest income in coming quarters.

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

	For the three months ended June 30,
	2012			2011
	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold and interest bearing deposits	$60,602	$41	0.27%	$2,590	$1	0.08%
Taxable investment securities	261,524	1,678	2.57%	366,959	3,015	3.29%
Nontaxable investment securities	75,135	1,034	5.50%	81,453	1,156	5.67%
FHLB and FRB stock	7,949	98	4.91%	8,664	95	4.41%
Residential real estate loans(1)	319,128	3,940	4.94%	330,713	4,360	5.27%
Commercial loans and commercial real estate	260,994	3,104	4.76%	243,601	2,977	4.89%
Nontaxable commercial loans	12,106	173	5.71%	9,349	121	5.17%
Taxable leases (net of unearned discount)	6,429	96	5.94%	23,323	342	5.87%
Nontaxable leases (net of unearned discount)	9,234	147	6.36%	12,104	192	6.33%
Indirect auto loans	181,277	1,547	3.41%	167,679	1,840	4.39%
Consumer loans	88,124	820	3.72%	89,923	896	3.98%

Total interest-earning assets	$1,282,502	$12,678	3.95%	$1,336,358	$14,995	4.49%

Non-interest earning assets:
Other assets	134,168			132,827
Less: Allowance for credit losses	(9,342)			(10,759)
Net unrealized gains on securities available-for-sale	11,712			8,285

Total assets	$1,419,040			$1,466,711

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$151,199	$28	0.08%	$148,821	$61	0.17%
Savings deposits	114,261	24	0.08%	107,897	55	0.20%
MMDA deposits	371,722	252	0.27%	380,558	447	0.47%
Time deposits	271,898	891	1.31%	339,578	1,446	1.70%
Borrowings	127,020	847	2.67%	139,863	1,021	2.92%
Junior subordinated obligations issued to unconsolidated trusts	25,774	170	2.64%	25,774	158	2.45%

Total interest-bearing liabilities	$1,061,874	$2,212	0.83%	$1,142,491	$3,188	1.12%

Non-interest bearing liabilities:
Demand deposits	198,538			175,565
Other liabilities	16,393			15,490
Shareholders’ equity	142,235			133,165

Total liabilities and shareholders’ equity	$1,419,040			$1,466,711

Net interest income		$10,466			$11,807

Net interest rate spread			3.12%			3.37%
Net interest margin			3.26%			3.53%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		(461)			(501)

Net interest income		$10,005			$11,306

(1)	Includes loans held-for-sale

	For the six months ended June 30,
	2012			2011
	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold and interest bearing deposits	$62,117	$75	0.24%	$9,243	$5	0.09%
Taxable investment securities	267,229	3,467	2.60%	360,444	5,746	3.19%
Nontaxable investment securities	76,118	2,098	5.51%	80,120	2,269	5.67%
FHLB and FRB stock	8,152	210	5.16%	8,559	224	5.24%
Residential real estate loans(1)	316,761	7,924	5.00%	331,601	8,666	5.23%
Commercial loans and commercial real estate	260,593	6,119	4.70%	237,151	5,851	4.93%
Nontaxable commercial loans	11,928	342	5.73%	9,253	238	5.15%
Taxable leases (net of unearned discount)	9,261	266	5.74%	25,084	737	5.88%
Nontaxable leases (net of unearned discount)	9,849	316	6.41%	12,338	395	6.41%
Indirect auto loans	171,338	3,122	3.64%	170,297	3,812	4.48%
Consumer loans	88,651	1,679	3.79%	90,347	1,798	3.98%

Total interest-earning assets	$1,281,997	$25,618	4.00%	$1,334,437	$29,741	4.46%

Non-interest earning assets:
Other assets	124,611			134,256
Less: Allowance for credit losses	(10,049)			(10,868)
Net unrealized gains on securities available-for-sale	11,647			6,621

Total assets	$1,418,206			$1,464,446

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$151,446	$66	0.09%	$153,228	$129	0.17%
Savings deposits	111,022	55	0.10%	105,286	112	0.21%
MMDA deposits	365,279	530	0.29%	379,797	894	0.47%
Time deposits	283,258	2,032	1.43%	340,238	2,934	1.72%
Borrowings	129,633	1,808	2.79%	138,246	2,083	3.01%
Junior subordinated obligations issued to unconsolidated trusts	25,774	343	2.66%	25,774	315	2.44%

Total interest-bearing liabilities	$1,066,412	$4,834	0.91%	$1,142,569	$6,467	1.13%

Non-interest bearing liabilities:
Demand deposits	193,583			175,179
Other liabilities	16,777			15,741
Shareholders’ equity	141,434			130,957

Total liabilities and shareholders’ equity	$1,418,206			$1,464,446

Net interest income (tax-equivalent)		$20,784			$23,274

Net interest rate spread			3.09%			3.33%
Net interest margin (tax-equivalent)			3.24%			3.47%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		(938)			(985)

Net interest income		$19,846			$22,289

(1)	Includes loans held-for-sale

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

	For the three months ended June 30, 2012 Compared to June 30, 2011 Increase/(Decrease) Due To			For the six months ended June 30, 2012 Compared to June 30, 2011 Increase/(Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
Federal funds sold	$36	$4	$40	$54	$16	$70
Taxable investment securities	(759)	(578)	(1,337)	(1,329)	(950)	(2,279)
Non-taxable investment securities	(88)	(34)	(122)	(109)	(62)	(171)
FHLB and FRB stock	(35)	38	3	(11)	(3)	(14)
Residential real estate loans	(151)	(269)	(420)	(374)	(368)	(742)
Commercial loans and commercial real estate	554	(427)	127	923	(655)	268
Non-taxable commercial loans	38	14	52	75	29	104
Taxable leases (net of unearned income)	(274)	28	(246)	(454)	(17)	(471)
Non-taxable leases (net of unearned income)	(51)	6	(45)	(79)	—	(79)
Indirect auto loans	798	(1,091)	(293)	69	(759)	(690)
Consumer loans	(18)	(58)	(76)	(34)	(85)	(119)

Total interest-earning assets	50	(2,367)	(2,317)	(1,269)	(2,854)	(4,123)

Interest-bearing demand deposits	7	(40)	(33)	(2)	(61)	(63)
Savings deposits	20	(51)	(31)	16	(73)	(57)
MMDA deposits	(10)	(185)	(195)	(33)	(331)	(364)
Time deposits	(258)	(297)	(555)	(449)	(453)	(902)
Borrowings	(90)	(84)	(174)	(127)	(148)	(2,765)
Junior subordinated obligations issued to unconsolidated subsidiary trusts	—	12	12	—	28	28

Total interest-bearing liabilities	(331)	(645)	(976)	(595)	(1,038)	(1,633)

Net interest income (tax-equivalent)	$381	$(1,722)	$(1,341)	$(674)	$(1,816)	$(2,490)

Asset Quality and the Allowance for Credit Losses

The following table summarizes delinquent loans and leases grouped by the number of days delinquent at the dates indicated:

Delinquent loans and leases	June 30, 2012		March 31, 2012		December 31, 2011
	$	%(1)	$	%(1)	$	%(1)
	(Dollars in thousands)
30 days past due	$5,220	0.58%	$4,481	0.52%	$5,202	0.60%
60 days past due	732	0.08%	966	0.11%	584	0.06%
90 days past due and still accruing	—	—%	12	—	—	—
Non-accrual	6,660	0.75%	8,904	1.03%	11,287	1.30%

Total	$12,612	1.41%	$14,363	1.66%	$17,073	1.96%

(1)	As a percentage of total loans and leases, excluding deferred costs

The following table represents information concerning the aggregate amount of non-performing assets (in thousands):

	June 30, 2012	March 31, 2012	December 31, 2011
Non-accruing loans and leases:
Residential real estate	$2,549	$2,649	$3,062
Commercial loans	1,464	1,787	3,401
Commercial real estate	1,879	3,847	4,051
Leases	74	83	107
Indirect auto	288	270	293
Other consumer loans	406	268	373

Total non-accruing loans and leases	6,660	8,904	11,287
Accruing loans and leases delinquent 90 days or more	—	12	—

Total non-performing loans and leases	6,660	8,916	11,287
Other real estate and repossessed assets	51	317	485

Total non-performing assets	$6,711	$9,233	$11,772

Delinquent loans and leases (including non-performing) decreased to $12.6 million at June 30, 2012, compared to $14.4 million at March 31, 2012 and $17.1 million at December 31, 2011. The largest decline in delinquent loans in the second quarter occurred in loans delinquent 90 days or more or on non-accrual status, which declined $2.3 million or 25.3% from the end of the first quarter. Non-performing assets were $6.7 million or 0.47% of total assets compared with $9.2 million or 0.65% of total assets at March 31, 2012 and $11.8 million or 0.84% of total assets at December 31, 2011. The decline in non-performing assets in the second quarter resulted primarily from non-accrual loans returning to accrual status during the quarter as a result of satisfactory payment performance and to pay-offs of non-performing loans. As disclosed in our first quarter 2012 Form 10-Q, the decline in non-performing assets as of March 31, 2012 compared to December 31, 2011 resulted from a combination of certain loans returning to performing status and to write-downs of other non-performing loans, particularly one $3.6 million commercial relationship for which impairment reserves were largely established in the third and fourth quarters of 2011. Our exposure to this borrower at June 30, 2012, net of the write downs recorded to date and included in non-performing assets, was $1.3 million, which is the estimated net fair value of the real estate collateral. Subsequent to quarter end, we received appraisals on the real estate collateral which may indicate additional impairment. Once we have completed our process of evaluating assumptions within the appraisals as well as reviewing other indicators of value we have received, we will determine whether an additional write-down is appropriate. Based on our evaluation to date, any additional write-down is not material to the second quarter’s financial results and to the adequacy of the allowance for the credit losses. Included in non-performing assets at the end of the second quarter are non-performing loans and leases totaling $6.7 million, compared with $8.9 million at March 31, 2012 and $11.3 million at December 31, 2011.

Conventional residential mortgages comprised $2.5 million (39 loans) or 38.3% of non-performing loans and leases, and commercial loans and mortgages totaled $3.3 million (25 loans) or 50.2% of non-performing loans and leases at the end of the second quarter.

As a recurring part of our portfolio management program, we identified approximately $8.1 million in potential problem loans at June 30, 2012, compared with $9.8 million in potential problem loans at March 31, 2012 and $10.2 million at December 31, 2011. Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as “substandard.” At June 30, 2012, potential problem loans primarily consisted of commercial real estate, commercial loans and leases. There can be no assurance that additional loans will not become non-performing, require restructuring, or require increased provision for loan losses.

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

For commercial loan and lease segments, we maintain a specific allocation methodology for those classified in our internal risk grading system as substandard, doubtful or loss with a principal balance in excess of $200,000. A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on the estimated fair value of the collateral. Loans with modified terms in which a concession to the borrower has been made that we would not otherwise consider unless the borrower was experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. As of June 30, 2012, there were $5.3 million in impaired loans for which $76,000 in related allowance for credit losses was allocated. There were $9.1 million in impaired loans for which $2.1 million in related allowance for credit losses was allocated as of December 31, 2011.

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

The following table summarizes changes in the allowance for credit losses arising from loans and leases charged off, recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Balance at beginning of year	$9,358	$10,678	$10,769	$10,683
Loans and leases charged-off:
Residential real estate	17	50	90	150
Commercial loans	177	54	1,641	55
Commercial real estate	—	—	125	—
Leases	—	211	—	318
Indirect auto	51	101	111	138
Consumer	215	155	390	392

Total loans and leases charged off	460	571	2,357	1,053
Recoveries of loans and leases previously charged off:
Residential real estate	3	17	9	39
Commercial loans	21	104	258	110
Commercial real estate	3	5	4	5
Leases	151	132	212	188
Indirect auto	17	39	75	77
Consumer	99	119	222	274

Total recoveries	294	416	780	693

Net loans and leases charged off	166	155	1,577	360
Provision for credit losses	(300)	160	(300)	360

Balance at end of year	$8,892	$10,683	$8,892	$10,683

Net charge-offs were $166,000 and $1.6 million in the three months and six months ended June 30, 2012, respectively, compared with $155,000 and $360,000 in the year-ago periods, respectively. Approximately $1.5 million or 81% of the gross charge-offs recognized in the first quarter of 2012 were on loans that were considered impaired in the fourth quarter of 2011 and for which impairment reserves were largely established due to the identification of probable “loss events” in the fourth quarter. Charge-offs on these impaired credits were recognized in the first quarter upon the occurrence of events confirming the existence of the losses, including further deterioration in the respective borrower’s financial condition and negotiated settlements. A substantial portion of the allowance allocated to these impaired credits in 2011 came from the release of a portion of the general allowance for our lease portfolio. During 2011, approximately $1.2 million of the allowance that had been allocated from our lease portfolio prior to 2011 was released due to a substantial decline in charge-offs in our lease portfolio in 2011 compared with 2010 and 2009 (the years in which provisions for possible lease losses were charged to earnings) and to a $16.8 million decrease in the balance of that portfolio during 2011.

Net charge-offs (annualized) equaled 0.08% and 0.36% of average loans and leases in the three months and six months ended June 30, 2012, respectively, compared to 0.07% and 0.08%, respectively, in the year ago periods. Gross charge-offs were $460,000 and recoveries were $294,000 in the second quarter of 2012. Our annualized net charge-off rate has averaged 0.29% over the past five quarters, of which all but 8 basis points is attributable to the losses recognized in the first quarter of 2012 on one $3.6 million commercial relationship as disclosed in that quarter’s Form 10-Q.

A negative provision expense resulted in $300,000 of income being recorded in the second quarter, compared with provision expense of $160,000 in the year-ago quarter and no provision expense in the first quarter of 2012. The provision for credit losses as a percentage of net charge-offs was not meaningful in the three and six months ended June 30, 2012 due to the negative provision that was recorded. The provision for credit losses as a percentage of net charge-offs was 103.2% and 100.0%, respectively, in the quarter and six months ended June 30, 2011.

The allowance for credit losses was $8.9 million at June 30, 2012 compared with $9.4 million at March 31, 2012 and $10.8 million at December 31, 2011. The ratio of the allowance for credit losses to total loans and leases was 0.99% at June 30, 2012, compared with 1.08% at March 31, 2012 and 1.24% at December 31, 2011. The ratio of the allowance for credit losses to non-performing loans and leases was 134% at June 30, 2012, compared with 105% at March 31, 2012 and 96% at December 31, 2011.

As discussed above, we assess a number of quantitative and qualitative factors at the individual portfolio level in determining the adequacy of the allowance for credit losses and the required provision expense each quarter. In addition, we analyze certain broader, non-portfolio specific factors in assessing the adequacy of the allowance for credit losses, such as the allowance as a percentage of total loans and leases, the allowance as a percentage of non-performing loans and leases and the provision expense as a percentage of net charge-offs. As our asset quality metrics and net charge-off levels have improved in recent quarters (excluding the charge-offs related to the $3.6 million commercial relationship discussed above), an increasing portion of the allowance for credit losses has been considered “unallocated,” which means it is not based on either quantitative or qualitative factors, but on the broader, non-portfolio specific factors. At June 30, 2012, $1.3 million or 14% of the allowance for credit losses was considered to be “unallocated,” compared to $991,000 or 9% at December 31, 2011. Absent any material deterioration in credit quality or material growth in the loan and lease portfolio, some portion of this “unallocated” allowance may be reduced by future credit losses and/or negative credit loss provisions, which would have the effect of lowering the amount of provision expense relative to net charge-offs compared with past quarters (i.e. provision expense being less than net charge-offs), or a negative provision expense, which was the case in the second quarter of 2012.

The following table presents certain asset quality ratios for the periods indicated:

	For three months ended June 30,		For six months ended June 30,
	2012	2011	2012	2011
Net loans and leases charged-off to average loans and leases, annualized	0.08%	0.07%	0.36%	0.08%
Provision for credit losses to average loans and leases, annualized	(0.14)%	0.07%	(0.07)%	0.08%
Allowance for credit losses to period-end loans and leases	0.99%	1.21%	0.99%	1.21%
Allowance for credit losses to non-performing loans and leases	133.5%	128.1%	133.5%	128.1%
Non-performing loans and leases to period-end loans and leases	0.74%	0.95%	0.74%	0.95%
Non-performing assets to period-end assets	0.47%	0.63%	0.47%	0.63%

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated, dollars in thousands:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Investment management income	$1,949	$1,986	$(37)	(1.9)%	$3,804	$3,902	$(98)	(2.5)%
Service charges on deposit accounts	1,050	1,096	(46)	(4.2)%	2,093	2,106	(13)	(0.6)%
Card-related fees	720	699	21	3.0%	1,371	1,352	19	1.4%
Bank-owned life insurance	246	255	(9)	(3.5)%	493	509	(16)	(3.1)%
Gain on the sale of loans	347	88	259	294.3%	706	376	330	87.8%
Other non-interest income	212	311	(99)	(31.8)%	533	776	(243)	(31.3)%

Total non-interest income	$4,524	$4,435	$89	2.0%	$9,000	$9,021	$(21)	(0.2)%

Non-interest income was $4.5 million in the second quarter of 2012, compared with $4.4 million in the year-ago quarter. Gains on the sale of loans increased $259,000 compared with the second quarter of 2011 due to higher volumes of mortgages originated and sold in 2012.

Non-interest income accounted for 31.1% of total revenue in the second quarter of 2012, compared with 28.2% in the year-ago quarter. Non-interest income accounted for 31.2% of total revenue in the first half of 2012, compared with 28.8% in the year-ago period.

Non-interest Expenses

The following table sets forth certain information on non-interest expenses for the periods indicated, dollars in thousands:

	For three months ended June 30,				For six months ended June 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Salaries and benefits	$5,651	$5,305	$346	6.5%	$11,342	$10,835	$507	4.7%
Occupancy and equipment	1,694	1,816	(122)	(6.7)%	3,595	3,646	(51)	(1.4)%
Communication expense	157	173	(16)	(9.2)%	316	323	(7)	(2.2)%
Office supplies and postage	325	301	24	8.0%	607	585	22	3.8%
Marketing expense	262	217	45	20.7%	499	480	19	4.0%
Amortization of intangible assets	222	241	(19)	(7.9)%	444	482	(38)	(7.9)%
Professional fees	828	860	(32)	(3.7)%	1,605	1,684	(79)	(4.7)%
FDIC insurance	211	401	(190)	(47.4)%	426	794	(368)	(46.4)%
Other operating expenses	1,666	1,509	157	10.4%	3,070	2,973	97	3.3%

Total operating expenses	$11,016	$10,823	$193	1.8%	$21,904	$21,802	102	0.5%

Non-interest expenses were $11.0 million in the quarter ended June 30, 2012, compared with $10.8 million in the year-ago quarter and $10.9 million in the first quarter of 2012. Non-interest expenses were $21.9 million in the six months ended June 30, 2012, compared with $21.8 million in the first half of 2011.

Our efficiency ratio was 75.8% in the second quarter of 2012, compared with 68.8% in the year-ago quarter. Our efficiency ratio was 75.9% in the six months ended June 30, 2012, compared with 69.6% in the year-ago period.

Income Taxes

Our effective tax rate was 23.5% and 23.3% for the three and six months ended June 30, 2012, respectively, compared with 26.9% and 25.8% in the year-ago periods, respectively. The decrease in our effective tax rate from 2011 was due to a higher level of tax-exempt income as a percentage to total taxable income.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

General

Total assets were $1.4 billion at June 30, 2012, which was an increase of $7.2 million from March 31, 2012 and increased $13.7 million from December 31, 2011. Total loans and leases (net of unearned income) increased $28.6 million in the second quarter to $898.5 million at June 30, 2012, which was funded largely with cash on deposit at the Federal Reserve Bank.

Securities

Investment securities totaled $341.8 million at June 30, 2012, compared with $374.3 million at December 31, 2011. Our portfolio is comprised entirely of investment grade securities, the majority of which are rated “AAA” by one or more of the nationally recognized rating agencies. The breakdown of the securities portfolio at June 30, 2012 was 77.0% government-sponsored entity guaranteed mortgage-backed securities, 21.6% municipal securities and 0.5% obligations of U.S. government-sponsored corporations. Mortgage-backed securities, which totaled $263.4 million at June 30, 2012, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the U.S. government. Our municipal securities portfolio, which totaled $73.7 million at the end of the first quarter, is primarily comprised of highly rated general obligation bonds issued by local municipalities in New York State.

We had net unrealized gains of approximately $11.3 million in our securities portfolio at June 30, 2012, compared with net unrealized gains of $11.2 million at December 31, 2011.

Loans and Leases

Total loans and leases, net of unearned income and deferred costs, were $898.5 million at June 30, 2012 compared with $869.9 million at March 31, 2012 and $872.7 million at December 31, 2011. Loan origination volumes in the second quarter increased $52.5 million, or 97.5%, to $106.4 million, compared with $53.8 million in the year-ago quarter and $72.5 million in the first quarter of 2012 on strong origination growth in each of our commercial, residential mortgage and indirect lending businesses.

Residential mortgages totaled $320.9 million at the end of the second quarter, which was an increase of $7.1 million from the end of the first quarter. We originated $44.2 million of residential mortgages in the second quarter, compared with $18.0 million in the first quarter of 2011 and $30.0 million in the first quarter of 2012. We retained in portfolio approximately $22.0 million of the second quarter originations that were bi-weekly payment mortgages or monthly payment mortgages with maturities of 15 years or less. Substantially all our residential mortgage originations are conventional mortgages originated in our market area.

Commercial loans and mortgages increased $9.3 million in the second quarter and totaled $283.1 million at June 30, 2012. Originations of commercial loans and mortgages in the second quarter (excluding lines of credit) totaled $21.6 million, compared with $17.7 million in the first quarter of 2011 and $8.3 million in the first quarter of 2012. The increase in commercial originations during the second quarter resulted from the capture of additional market share through a sustained sales effort.

Leases (net of unearned income) decreased $4.8 million in the second quarter as a result of our previously announced decision to cease new lease originations.

Indirect auto loan balances were $188.8 million at the end of the second quarter, which was an increase of $16.9 million from the end of the first quarter. We originated $39.8 million of indirect auto loans in the second quarter, compared with $17.3 million in the first quarter of 2011 and $33.2 million in the first quarter of 2012. The increase in originations this year is attributable to a change in the our rate structure designed to increase market share without lowering our underwriting standards, along with the implementation of an electronic application system. We originate auto loans through a network of reputable, well established automobile dealers located in central and western New York. Applications received through our indirect lending program are subject to the same comprehensive underwriting criteria and procedures as employed in its direct lending programs.

The following table sets forth the composition of our loan and lease portfolio at the dates indicated, with dollars in thousands:

	June 30, 2012	Percent	December 31, 2011	Percent
Residential real estate	$320,899	35.9%	$316,823	36.4%
Commercial loans	153,542	17.2%	151,420	17.4%
Commercial real estate	129,508	14.5%	126,863	14.6%
Leases (net of unearned income)	13,563	1.5%	25,636	3.0%
Indirect auto	188,765	21.1%	158,813	18.3%
Other consumer loans	88,092	9.8%	89,776	10.3%

	894,369	100.0%	869,331	100.0%

Net deferred loan costs	4,083		3,390

Total loans and leases	898,452		872,721
Allowance for credit losses	(8,892)		(10,769)

Net loans and leases	$889,560		$861,952

Deposits

Deposits increased $5.6 million in the second quarter, and were $1.1 billion at June 30, 2012. Low-cost transaction accounts comprised 75.6% of total deposits at the end of the second quarter, compared with 75.7% at the end of the first quarter and 69.7% at June 30, 2011. Our liability mix remained favorably weighted towards transaction accounts in the second quarter as retail and municipal depositors continue to refrain from locking up funds in time accounts in the low interest rate environment, and also because of the buildup of cash on commercial customers’ balance sheets.

The following table sets forth the composition of our deposits by business line at the dates indicated, dollars in thousands:

	June 30, 2012
	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$52,580	$145,490	$5,815	$203,885	18.5%
Interest checking	112,690	22,488	23,523	158,701	14.3%

Total checking	165,270	167,978	29,338	362,586	32.8%

Savings	101,024	11,483	4,157	116,664	10.5%
Money market	96,916	123,710	137,399	358,025	32.4%
Time deposits	188,736	23,048	57,513	269,297	24.3%

Total deposits	$551,946	$326,219	$228,407	$1,106,572	100.0%

	December 31, 2011
	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$46,580	$135,252	$3,904	$185,736	17.1%
Interest checking	110,886	16,831	18,168	145,885	13.5%

Total checking	157,466	152,083	22,072	331,621	30.6%

Savings	92,240	11,367	3,704	107,311	9.9%
Money market	88,056	122,195	119,749	330,000	30.5%
Time deposits	237,929	26,907	49,297	314,133	29.0%

Total deposits	$575,691	$312,552	$194,822	$1,083,065	100.0%

Liquidity

Alliance’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease fundings, to accommodate possible outflows in deposits, to take advantage of market interest rate opportunities, and to pay dividends to Alliance. Funding loan and lease commitments, providing for deposit outflows, settling other liabilities when they come due and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits, borrowings and other liabilities. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. Our Asset Liability Committee (“ALCO”) is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of June 30, 2012, liquidity as measured by the Bank is in compliance with and exceeds its policy guidelines.

Our principal sources of funds for operations are cash flows generated from earnings, deposit inflows, loan and lease repayments, investment amortization and maturities, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the six months ended June 30, 2012, cash and cash equivalents increased by $18.1 million. Net cash provided by investing activities primarily resulted from $30.7 million in maturities, sales and principal repayments partly reduced a net increase in loans of $27.4 million. Net cash provided by financing activities in the first half of 2012 principally reflects a $23.5 million net increase in deposits, partly reduced by a net decrease in borrowings of $11.0 million and cash dividends of $3.0 million. Net cash from operating activities was primarily provided by net income in the amount of $5.6 million and proceeds from sale of loans and leases held-for-sale of $30.7 million, partly reduced by originations of loans held-for-sale of $30.2 million.

As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and investment securities that have been pledged as collateral. As of June 30, 2012, our credit limit with the FHLB was $304.6 million. The total of our outstanding borrowings from the FHLB on that date was $100.0 million.

We had a $150.8 million line of credit at June 30, 2012 with the Federal Reserve Bank of New York through its Discount Window. We have pledged indirect auto loans and investment securities totaling $181.9 million and $4.6 million, respectively, at June 30, 2012. At June 30, 2012, we also had available $62.5 million of unsecured federal funds lines of credit with other financial institutions. We did not draw any amounts on any of these lines during the quarter other than an overnight test to confirm their availability. There were no amounts outstanding on any of these lines at June 30, 2012.

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

June 30, 2012
Total assets	$1,422,838
Less: Goodwill and intangible assets, net	38,094

Tangible assets (non-GAAP)	$1,384,744

Total Common Equity	146,844
Less: Goodwill and intangible assets, net	38,094

Tangible Common Equity (non-GAAP)	108,750

Total Equity/Total Assets	10.32%
Tangible Common Equity/Tangible Assets (non-GAAP)	7.85%

Shareholders’ equity was $146.8 million at June 30, 2012, compared with $145.0 million at March 31, 2012. Net income increased shareholders’ equity by $2.9 million during the quarter which was partially offset by dividends declared of $1.5 million or $0.31 per common share.

The Bank’s Tier 1 leverage ratio was 9.38% and its total risk-based capital ratio was 15.75% at the end of the second quarter, both of which comfortably exceeded the regulatory thresholds required to be classified as a “well-capitalized” institution, which are 5.0% and 10.0%, respectively. As provided above, our tangible common equity capital ratio was 7.85% at June 30, 2012.

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

As of December 31, 2011, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. Management believes that, as of June 30, 2012, Alliance and the Bank met all capital adequacy requirements to which they were subject.

The following table compares our actual capital amounts and ratios with those needed to qualify for the “well-capitalized” category, which is the highest capital category as defined in the regulations, dollars in thousands:

	Actual		For Capital Adequacy Purposes			To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of June 30, 2012
Total risk-based capital
Alliance	$138,573	15.76%	$70,346	≥	8.00%	N/A	N/A
Bank	130,073	14.89%	69,891	≥	8.00%	87,364	≥10.00%
Tier 1 capital
Alliance	129,616	14.74%	35,173	≥	4.00%	N/A	N/A
Bank	121,116	13.86%	34,946	≥	4.00%	52,419	≥6.00%
Leverage
Alliance	129,616	9.38%	55,257	≥	4.00%	N/A	N/A
Bank	121,116	8.81%	55,022	≥	4.00%	68,777	≥5.00%

As of December 31, 2011
Total risk-based capital
Alliance	$137,273	15.97%	$68,749	≥	8.00%	N/A	N/A
Bank	128,479	15.05%	68,277	≥	8.00%	85,347	≥10.00%
Tier 1 capital
Alliance	126,481	14.72%	34,374	≥	4.00%	N/A	N/A
Bank	117,759	13.80%	34,139	≥	4.00%	51,208	≥6.00%
Leverage
Alliance	126,481	9.09%	55,680	≥	4.00%	N/A	N/A
Bank	117,759	8.50%	55,442	≥	4.00%	69,303	≥5.00%

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

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case (no rate change) information in the table shows (1) an estimate of Alliance’s net portfolio value at June 30, 2012 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income for the twelve months ending June 30, 2013 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current (June 30, 2012) rate levels and repricing balances are adjusted to current (June 30, 2012) rate levels. The rate change information (rate shocks) in the table shows estimates of net portfolio value at June 30, 2012 and net interest income for the twelve months ending June 30, 2013 assuming instantaneous rate changes of up 100, 200, and 300 basis points. Cash flows for non-maturity deposits are based on a decay or runoff rate based on average account age. Rate changes in the rate shock scenario are assumed to be shock or immediate changes and occur uniformly across the yield curve. In projecting future net interest income under the rate shock scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed post shock rate levels. Balances that reprice are assumed to reprice at post shock rate levels.

Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100, 200, or 300 basis points would have a negative effect on net interest income over a twelve month time period. This is principally because the Bank’s interest-bearing deposit accounts are assumed to reprice faster than its loans and investment securities. However, if the Bank does not increase the rates paid on its deposit accounts as quickly or to the same magnitude as increases in market interest rates, the negative impact on net interest income will likely be lower. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital. In previous quarters Net Portfolio Value and Net Interest Income resulting from an immediate and sustained 100 basis point decrease in rates were reported. These measures have been omitted this quarter as the absolute low level of rates renders the results under this scenario not meaningful (*NM).

	Net Portfolio Value at June 30, 2012			Net Interest Income Twelve Months Ending June 30, 2013
		Change from Base			Change from Base
Rate Change Scenario	Amount	Dollar	Percent	Amount	Dollar	Percent
	(Dollars in thousands)
+300 basis point rate shock	$312,659	$(6,794)	(2.1)%	$42,728	$3,105	7.8%
+200 basis point rate shock	313,099	(6,354)	(2.0)%	33,419	(6,204)	(15.7)%
+100 basis point rate shock	309,875	(9,578)	(3.0)%	36,556	(3,067)	(7.7)%
Base case (no rate change)	319,453	—	—%	39,623	—	—%
-100 basis point rate shock	*NM			*NM

Item 4.	Controls and Procedures

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

None.

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

ALLIANCE FINANCIAL CORPORATION

DATE: August 9, 2012	/s/ Jack H. Webb
Jack H. Webb
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

DATE: August 9, 2012	/s/ J. Daniel Mohr
J. Daniel Mohr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Alliance (incorporated herein by reference to Exhibit 3.1 to Alliance’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on August 9, 2011)

3.2	Amended and Restated Bylaws of Alliance (incorporated herein by reference to Exhibit 3.2 to Alliance’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2011)

4.1	Rights Agreement dated October 19, 2001 between Alliance Financial Corporation and American Stock Transfer & Trust Company, including the Certificate of Amendment to Alliance’s Certificate of Incorporation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference to exhibit 4.1 to Alliance’s Form 8-A12G filed with the SEC on October 25, 2001)

31.1*	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Financial statements from the Quarterly Report on Form 10-Q of Alliance Financial Corporation for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.