Form 10-Q
period 2012-09-30
ALLIANCE FINANCIAL CORP /NY/
filed 2012-11-09
CIK 796317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the Registrant’s common stock, $1.00 par value, on November 2, 2012 was 4,782,185 shares.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to the financial conditions, results of operations and business of Alliance. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following:

•	changes in the interest rate environment that reduce margins;

•	changes in the regulatory environment;

•	the highly competitive industry and market area in which we operate;

•	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in credit market conditions;

•	changes in the securities markets which affect investment management revenues;

•	increases in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and assessments could adversely affect our financial condition;

•	changes in technology used in the banking business;

•	the soundness of other financial services institutions which may adversely affect our credit risk;

•	certain of our intangible assets may become impaired in the future;

•	our controls and procedures may fail or be circumvented;

•	new line of business or new products and services which may subject us to additional risks;

•	changes in key management personnel which may adversely impact our operations;

•	the effect on our operations of recent legislative and regulatory initiatives that were or may be enacted in response to the ongoing financial crisis;

•	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business;

•	risks related to the merger with NBT Bancorp Inc. as described in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q; and

•	other factors detailed from time to time in our Securities and Exchange Commission (“SEC”) filings.

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

i

PART I. FINANCIAL INFORMATION

Alliance Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$88,703	$52,802

Securities available-for-sale	343,211	374,306
Federal Home Loan Bank of New York (“FLHB”) and Federal Reserve Bank (“FRB”) stock	7,983	8,478
Loans and leases held-for-sale	359	1,217
Loans and leases, net of unearned income and deferred costs	906,383	872,721
Allowance for credit losses	(8,483)	(10,769)

Net loans and leases	897,900	861,952

Premises and equipment, net	16,879	17,541
Accrued interest receivable	4,134	3,960
Bank-owned life insurance	30,172	29,430
Goodwill	30,844	30,844
Intangible assets, net	7,029	7,694
Other assets	18,826	20,866

Total assets	$1,446,040	$1,409,090

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing deposits	$212,437	$185,736
Interest-bearing deposits	913,966	897,329

Total deposits	1,126,403	1,083,065
Borrowings	127,134	136,310
Accrued interest payable	723	1,578
Other liabilities	17,628	18,366
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	25,774

Total liabilities	1,297,662	1,265,093

Shareholders’ equity
Preferred stock – par value $1.00 per share; 900,000 shares authorized, none issued and outstanding	—	—
Preferred stock – par value $1.00 per share; 100,000 shares authorized, Series A, junior preferred stock, none issued and outstanding	—	—
Common stock – par value $1.00; 10,000,000 shares authorized, 5,104,497 and 5,091,553 shares issued; and 4,782,185 and 4,769,241 shares outstanding, respectively	5,104	5,092
Surplus	47,651	47,147
Undivided profits	103,225	99,879
Accumulated other comprehensive income	4,808	3,951
Directors’ stock-based deferred compensation plan (144,926 and 134,260 shares, respectively)	(3,754)	(3,416)
Treasury stock, at cost: 322,312 shares	(8,656)	(8,656)

Total shareholders’ equity	148,378	143,997

Total liabilities & shareholders’ equity	$1,446,040	$1,409,090

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans and leases	$9,727	$10,448	$29,270	$31,731
Federal funds sold and interest bearing deposits	28	—	103	5
Interest and dividends on taxable securities	1,596	2,880	5,275	8,849
Interest and dividends on nontaxable securities	628	733	2,011	2,232

Total interest income	11,979	14,061	36,659	42,817

Interest expense:
Deposits:
Savings accounts	30	54	85	166
Money market accounts	249	377	779	1,271
Time accounts	812	1,404	2,843	4,337
NOW accounts	30	49	96	179

Total deposits	1,121	1,884	3,803	5,953
Borrowings:
Repurchase agreements	210	206	622	619
FHLB advances	524	816	1,920	2,486
Junior subordinated obligations issued to unconsolidated subsidiary trusts	170	158	514	473

Total interest expense	2,025	3,064	6,859	9,531

Net interest income	9,954	10,997	29,800	33,286
Provision for credit losses	—	750	(300)	1,110

Net interest income after provision for credit losses	9,954	10,247	30,100	32,176

Non-interest income:
Investment management income	1,831	1,948	5,636	5,850
Service charges on deposit accounts	1,074	1,194	3,167	3,299
Card-related fees	688	687	2,059	2,039
Income from bank-owned life insurance	250	258	742	768
Gain on the sale of loans	508	245	1,214	621
Gain on sale of securities available-for-sale	—	1,325	—	1,325
Other non-interest income	233	262	767	1,038

Total non-interest income	4,584	5,919	13,585	14,940

Non-interest expense:
Salaries and employee benefits	5,761	5,573	17,103	16,407
Occupancy and equipment expense	1,770	1,833	5,365	5,479
Communication expense	153	124	469	448
Office supplies and postage expense	298	283	905	868
Marketing expense	152	193	651	673
Amortization of intangible assets	222	241	665	722
Professional fees	1,615	736	3,220	2,420
FDIC insurance premium	216	49	642	844
Other non-interest expense	1,526	2,107	4,598	5,080

Total non-interest expense	11,713	11,139	33,618	32,941

Income before income tax expense	2,825	5,027	10,067	14,175
Income tax expense	540	1,360	2,224	3,723

Net income	$2,285	$3,667	$7,843	$10,452

Net income per share:
Basic earnings per share	$0.48	$0.77	$1.64	$2.20
Diluted earnings per share	$0.48	$0.77	$1.64	$2.20
Cash dividends declared per share	$0.32	$0.31	$0.94	$0.91

Comprehensive income	$2,997	$4,286	$8,700	$13,916

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except per share data)

	Issued and Outstanding Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Directors’ Deferred Stock	Total
Balance at January 1, 2011	4,729,035	$5,051	$45,620	$92,380	$1,713	$(8,656)	$(2,977)	$133,131

Net income	—	—	—	10,452	—	—	—	10,452
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	3,371	—	—	3,371
Change in accumulated unrealized losses and prior service costs for retirement plans (net of tax)	—	—	—	—	93	—	—	93
Retirement of common stock	(3,447)	(3)	(100)	—	—	—	—	(103)
Issuance of restricted stock	17,839	18	(18)	—	—	—	—	—
Forfeiture of restricted stock	(200)	—	(1)	—	—	—	—	(1)
Amortization of restricted stock	—	—	367	—	—	—	—	367
Stock options exercised	4,385	4	98	—	—	—	—	102
Tax benefit of stock-based compensation	—	—	43	—	—	—	—	43
Cash dividend $0.91 per common share	—	—	—	(4,318)	—	—	—	(4,318)
Directors’ deferred stock plan purchase	—	—	350	—	—	—	(350)	—
Directors’ deferred stock plan distribution	—	—	(23)	—	—	—	23	—

Balance at September 30, 2011	4,747,612	$5,070	$46,336	$98,514	$5,177	$(8,656)	$(3,304)	$143,137

Balance at January 1, 2012	4,769,241	$5,092	$47,147	$99,879	$3,951	$(8,656)	$(3,416)	$143,997

Net income	—	—	—	7,843	—	—	—	7,843
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	694	—	—	694
Change in accumulated unrealized losses and prior service costs for retirement plans (net of tax)	—	—	—	—	163	—	—	163
Retirement of common stock	(4,971)	(5)	(160)	—	—	—	—	(165)
Issuance of restricted stock	18,465	18	(18)	—	—	—	—	—
Forfeiture of restricted stock	(550)	(1)	—	—	—	—	—	(1)
Amortization of restricted stock	—	—	382	—	—	—	—	382
Tax benefit of stock-based compensation	—	—	(38)	—	—	—	—	(38)
Cash dividend $0.94 per common share	—	—	—	(4,497)	—	—	—	(4,497)
Directors’ deferred stock plan purchase	—	—	362	—	—	—	(362)	—
Directors’ deferred stock plan distribution	—	—	(24)	—	—	—	24	—

Balance at September 30, 2012	4,782,185	$5,104	$47,651	$103,225	$4,808	$(8,656)	$(3,754)	$148,378

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flow (Unaudited)

(In thousands)

	Nine months ended September 30,
	2012	2011
Operating Activities:
Net Income	$7,843	$10,452

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(300)	1,110
Depreciation expense	1,478	1,632
Increase in surrender value of life insurance	(742)	(768)
Provision (benefit) for deferred income taxes	963	(1,560)
Amortization of investment security discounts and premiums, net	2,812	2,381
Net gain on sale of securities available-for-sale	—	(1,325)
Net gain on sale of premises and equipment	—	2
Proceeds from the sale of loans held-for-sale	46,811	30,369
Origination of loans held-for-sale	(45,073)	(28,593)
Gain on sale of loans held-for-sale	(1,214)	(621)
Gain on foreclosed real estate	(50)	(61)
Amortization of capitalized servicing rights	361	278
Amortization of intangible assets	665	722
Restricted stock expense, net	381	366
Amortization of prepaid FDIC insurance premium	557	764
Impairment loss on fixed asset	—	570
Change in other assets and liabilities	(748)	(292)

Net cash provided by operating activities	13,744	15,426

Investing Activities:
Proceeds from maturities, redemptions, calls and principal repayments of investment securities available-for-sale	84,979	73,299
Proceeds from sales of investment securities available-for-sale	—	57,824
Purchase of investment securities available-for-sale	(55,547)	(121,427)
Purchase of FHLB and FRB stock	(63)	(13,093)
Redemption of FHLB stock	558	13,298
Net (increase) decrease in loans and leases	(36,684)	24,213
Purchases of premises and equipment	(863)	(1,022)
Proceeds from the sale of premises and equipment	47	—
Proceeds from disposition of foreclosed assets	579	703

Net cash provided by (used in) investing activities	(6,994)	33,795

Financing Activities:
Net increase (decrease) in checking, savings and money market accounts	99,037	(10,981)
Net decrease in time accounts	(55,699)	(15,556)
Net (decrease) increase in short-term borrowings	824	(2,611)
Payments on long-term borrowings	(10,000)	(15,000)
Proceeds from long-term borrowings	—	10,000
Proceeds from the exercise of stock options	—	102
Retirement of common stock	(165)	(103)
Tax (provision) benefit for stock-based compensation	(38)	43
Purchase of shares for directors’ deferred stock-based plan	(362)	(350)
Cash dividends paid to common shareholders	(4,446)	(4,265)

Net cash provided by (used in) financing activities	29,151	(38,721)

Net increase in cash and cash equivalents	35,901	10,500
Cash and cash equivalents at beginning of period	52,802	32,501

Cash and cash equivalents at end of period	$88,703	$43,001

Supplemental Disclosures of Cash Flow Information:
Interest received during the period	$36,485	$42,521
Interest paid during the period	7,714	9,779
Income taxes	213	5,048
Non-cash investing and financing activities:
Change in unrealized gain on available-for-sale securities	1,149	5,497
Transfer of loans to other real estate	1,036	659
Common dividend declared and unpaid	1,530	1,472

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

All adjustments, consisting of only normal recurring items, that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the nine months ended September 30, 2012 and 2011. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results anticipated for the year.

2.	Securities

The amortized cost and estimated fair value of securities for the dates indicated (in thousands):

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Obligations of U.S. government-sponsored corporations	$1,489	$10	$—	$1,499
Obligations of states and political subdivisions	68,900	5,059	—	73,959
Mortgage-backed securities – residential	257,435	7,293	145	264,583

Total debt securities	327,824	12,362	145	340,041
Stock Investments:
Mutual funds	3,000	170	—	3,170

Total available-for-sale	$330,824	$12,532	$145	$343,211

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Obligations of U.S. government-sponsored corporations	$3,134	$56	$—	$3,190
Obligations of states and political subdivisions	77,541	4,759	1	82,299
Mortgage-backed securities – residential	279,393	6,483	170	285,706

Total debt securities	360,068	11,298	171	371,195
Stock Investments:
Mutual funds	3,000	113	2	3,111

Total available-for-sale	$363,068	$11,411	$173	$374,306

As of September 30, 2012 and December 31, 2011, the mortgage-backed securities portfolio was comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, which in turn, are backed by the U.S. government.

At September 30, 2012 and December 31, 2011, securities with a carrying value of $296.2 million and $361.8 million, respectively, were pledged as collateral for certain deposits and for other purposes as required or permitted by law.

There were no securities sales during the first nine months of 2012. Alliance recognized gross gains on sales of securities of $1.3 million with a related tax provision of $513,000 for the three and nine months ended September 30, 2011.

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

	September 30, 2012
	Amortized Cost	Estimated Fair Value
Due in one year or less	$88,378	$90,769
Due after one year through five years	162,627	167,900
Due after five years through ten years	59,854	63,645
Due after ten years	16,965	17,727

Total debt securities	$327,824	$340,041

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated are as follows (in thousands):

	September 30, 2012
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Mortgage-backed securities – residential	$16,240	$76	$1,047	$69	$17,287	$145

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Obligations of states and political subdivisions	$192	$1	$—	$—	$192	$1
Mortgage-backed securities – residential	28,746	70	4,144	100	32,890	170

Subtotal debt securities	28,938	71	4,144	100	33,082	171
Mutual funds	497	2	—	—	497	2

Total temporarily impaired securities	$29,435	$73	$4,144	$100	$33,579	$173

Management does not believe any individual unrealized loss as of September 30, 2012 represents an other-than-temporary impairment. A total of 12 available-for-sale securities were in a continuous unrealized loss position for less than 12 months and 2 securities for 12 months or longer. The unrealized losses relate primarily to securities issued by FNMA, GNMA and FHLMC. These unrealized losses are primarily attributable to changes in interest rates and other market conditions. Alliance does not intend to sell these securities and does not believe it will be required to sell them prior to recovery of the amortized cost.

3.	Loans and Leases

Major classifications of loans and leases at the dates indicated (in thousands):

	September 30,	December 31,
	2012	2011
Residential real estate	$327,454	$316,823
Commercial loans	147,677	151,420
Commercial real estate	126,783	126,863
Leases	13,726	28,842
Consumer other
Indirect auto	199,419	158,813
Home equity	78,572	78,624
Other consumer	10,167	11,152

Loans and leases	903,798	872,537
Less: Unearned income	(1,915)	(3,206)
Net deferred loan costs	4,500	3,390

Total loans and leases	906,383	872,721
Allowance for credit losses	(8,483)	(10,769)

Net loans and leases	$897,900	$861,952

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Non-accrual and Past Due Loans and Leases

Non-accrual loans and leases and loans greater than 90 days past due and still accruing include both smaller balance homogeneous loans and leases that are collectively evaluated for impairment and individually classified as impaired loans. The following tables present non-accrual loans and leases that are greater than 90 days past due and still accruing and non-performing at the dates indicated (in thousands):

	September 30, 2012
	Non-accrual	Greater than 90 Days Past Due and Still Accruing	Non-performing Loans and Leases
Commercial loans	$579	$—	$579
Commercial real estate	505	—	505
Leases, net of unearned income	52	—	52
Residential real estate	2,302	—	2,302
Consumer other:
Indirect	220	—	220
Home equity	361	—	361
Other	85	—	85

Total	$4,104	$—	$4,104

	December 31, 2011
	Non-accrual	Greater than 90 Days Past Due and Still Accruing	Non-performing Loans and Leases
Commercial loans	$3,401	$—	$3,401
Commercial real estate	4,051	—	4,051
Leases, net of unearned income	107	—	107
Residential real estate	3,062	—	3,062
Consumer other:
Indirect	293	—	293
Home equity	270	—	270
Other	103	—	103

Total	$11,287	$—	$11,287

The following tables present the aging of past due loans and leases, including non-performing loans and leases, at the dates indicated (in thousands):

	September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Leases
Commercial loans	$378	$34	$564	$976	$146,701	$147,677
Commercial real estate	713	57	333	1,103	125,680	126,783
Leases, net	14	18	15	47	11,764	11,811
Residential real estate	2,667	1,659	2,244	6,570	320,884	327,454
Consumer other:
Indirect	398	62	94	554	198,865	199,419
Home equity	124	36	53	213	78,359	78,572
Other	131	19	2	152	10,015	10,167

Total	$4,425	$1,885	$3,305	$9,615	$892,268	$901,883

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Leases
Commercial loans	$390	$173	$1,327	$1,890	$149,530	$151,420
Commercial real estate	262	—	1,873	2,135	124,728	126,863
Leases, net	39	—	18	57	25,579	25,636
Residential real estate	3,743	377	3,062	7,182	309,641	316,823
Consumer other:
Indirect	728	76	67	871	157,942	158,813
Home equity	141	33	123	297	78,327	78,624
Other	80	53	6	139	11,013	11,152

Total	$5,383	$712	$6,476	$12,571	$856,760	$869,331

Allowance for Credit Losses

The following tables summarize activity in the allowance for credit losses for the periods indicated (in thousands):

	Three months ended September 30, 2012
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,974	$167	$855	$937	$701	$1,258	$8,892
Charge-offs	(367)	—	(12)	(16)	(226)		(621)
Recoveries	14	45	3	25	125		212

Net charge-offs	(353)	45	(9)	9	(101)		(409)
Provision	180	79	111	108	82	(560)	—

Ending Balance	$4,801	$291	$957	$1,054	$682	$698	$8,483

	Three months ended September 30, 2011
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$6,338	$853	$767	$779	$751	$1,195	$10,683
Charge-offs	(81)	(1)	—	(105)	(310)		(511)
Recoveries	14	178	3	73	104		372

Net charge-offs	(67)	163	3	(32)	(206)		(139)
Provision	824	(381)	(8)	68	220	27	750

Ending Balance	$7,095	$635	$762	$815	$765	$1,222	$11,294

	Nine months ended September 30, 2012
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$6,994	$503	$750	$784	$747	$991	$10,769
Charge-offs	(2,134)	—	(102)	(126)	(616)		(2,978)
Recoveries	276	257	13	99	347		992

Net charge-offs	(1,858)	257	(89)	(27)	(269)		(1,986)
Provision	(335)	(469)	296	297	204	(293)	(300)

Ending Balance	$4,801	$291	$957	$1,054	$682	$698	$8,483

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	Nine months ended September 30, 2011
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,568	$1,583	$946	$933	$779	$874	$10,683
Charge-offs	(136)	(331)	(150)	(243)	(704)		(1,564)
Recoveries	130	365	42	150	378		1,065

Net charge-offs	(6)	34	(108)	(93)	(326)		(499)
Provision	1,533	(982)	(76)	(25)	312	348	1,110

Ending Balance	$7,095	$635	$762	$815	$765	$1,222	$11,294

Impaired Loans and Leases

The following table presents information related to impaired loans and leases by type as of the dates indicated (in thousands):

	September 30, 2012			December 31, 2011
	Unpaid Contractual Principal Balance(1)	Recorded Investment	Related Allowance	Unpaid Contractual Principal Balance(1)	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial and commercial real estate	$1,157	$817		$1,962	$1,143
Leases, net	116	54		191	83
Residential real estate	1,264	1,559		1,533	1,457
Consumer other	34	34		41	41

	2,571	2,464		3,727	2,724
With an allowance recorded:
Commercial and commercial real estate	566	485	$19	7,150	5,932	$2,077
Leases, net	—	—	—	40	24	10
Residential real estate	998	601	38	405	405	11

	1,564	1,086	57	7,595	6,361	2,098
Total:
Commercial and commercial real estate	1,723	1,302	19	9,112	7,075	2,077
Leases, net	116	54	—	231	107	10
Residential real estate	2,262	2,160	38	1,938	1,862	11
Consumer other	34	34	—	41	41	—

	$4,135	$3,550	$57	$11,322	$9,085	$2,098

(1)	Unpaid contractual principal balance has not been reduced by any partial charge-offs taken on loans and leases.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The allocation of the allowance for credit losses summarized on the basis of Alliance’s impairment methodology was as follows at the dates indicated (in thousands):

	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Total
September 30, 2012
Individually evaluated for impairment	$19	$—	$38	$—	$—	$57
Collectively evaluated for impairment	4,782	291	919	1,054	682	7,728

Allocated	$4,801	$291	$957	$1,054	$682	7,785

Unallocated						698

Total						$8,483

December 31, 2011
Individually evaluated for impairment	$2,077	$10	$11	$—	$—	$2,098
Collectively evaluated for impairment	4,917	493	739	784	747	7,680

Allocated	$6,994	$503	$750	$784	$747	9,778

Unallocated						991

Total						$10,769

The recorded investment in loans and leases summarized on the basis of Alliance’s impairment methodology at the dates indicated was as follows (in thousands):

	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Total
September 30, 2012
Individually evaluated for impairment	$1,302	$54	$2,160	$—	$34	$3,550
Collectively evaluated for impairment	273,158	11,757	325,294	199,419	88,705	898,333

Total	$274,460	$11,811	$327,454	$199,419	$88,739	$901,883

December 31, 2011
Individually evaluated for impairment	$7,075	$107	$1,862	$—	$41	$9,085
Collectively evaluated for impairment	271,208	25,529	314,961	158,813	89,735	860,246

Total	$278,283	$25,636	$316,823	$158,813	$89,776	$869,331

The following table presents the average recorded investment in impaired loans and leases for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Commercial and commercial real estate	$2,132	$5,612	$4,145	$3,893
Leases, net	61	188	78	304
Residential real estate	2,177	1,127	2,054	1,212
Consumer other	35	—	38	—

Total	$4,405	$6,927	$6,315	$5,409

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents interest income recognized on impaired loans while they were considered to be impaired for the periods indicated (in thousands):

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Commercial and commercial real estate	$69	$1	$75	$2
Residential real estate	26	15	73	48
Consumer other	1	—	2	—

Total	$96	$16	$150	$50

Troubled Debt Restructurings

The following table presents the recorded investment in troubled debt restructured loans and leases as of September 30, 2012 and December 31, 2011 based on payment performance status (in thousands):

	September 30, 2012
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Other	Total
Performing	$681	$—	$1,989	$34	$2,704
Non-performing	210	6	191	—	407

Total	$891	$6	$2,180	$34	$3,111

	December 31, 2011
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Other	Total
Performing	$211	$—	$1,401	$41	$1,653
Non-performing	2,216	33	461	—	2,710

Total	$2,427	$33	$1,862	$41	$4,363

Troubled debt restructured loans and leases are considered impaired and are included in the previous impaired loans and leases disclosures in this footnote. As of September 30, 2012, the Company has not committed to lend additional amounts to customers with outstanding loans and leases that are classified as troubled debt restructurings.

During the three and nine month periods ending September 30, 2012 and September 30, 2011, certain loans and lease modifications were executed which constituted troubled debt restructurings. Substantially all of these modifications included one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; change in scheduled payment amount; permanent reduction of the principal of the loan; or an extension of additional credit for payment of delinquent real estate taxes.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes troubled debt restructurings that occurred during the periods indicated (in thousands):

	For the three months ending September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and commercial real estate	1	$206	$206

	1	$206	$206

	For the three months ending September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and commercial real estate	1	$3,000	$3,000

	1	$3,000	$3,000

	For the nine months ending September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and commercial real estate	3	$577	$577
Residential real estate	3	306	351

	6	$883	$928

	For the nine months ending September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and commercial real estate	4	$3,318	$3,330
Leases, net	2	121	121
Residential real estate	5	385	436

	11	$3,824	$3,887

The troubled debt restructurings described above required a net allocation of the allowance for credit losses of $49,000 and $1.3 million at September 30, 2012 and September 30, 2011, respectively. Charge-offs of $1.5 million and $42,000 were recorded during the nine month periods ending September 30, 2012 and September 30, 2011.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the troubled debt restructurings for which there was a payment default within 12 months following the date of the restructuring for the periods indicated (in thousands):

	For the three months ending September 30, 2012		For the three months ending September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and commercial real estate	1	$—	2	$3,062
Residential real estate	2	191	2	236

	3	$191	4	$3,298

	For the nine months ending September 30, 2012		For the nine months ending September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and commercial real estate	2	$—	2	$3,062
Residential real estate	2	191	2	236

	4	$191	4	$3,298

Loans and leases are considered to be in payment default once it is greater than 30 days contractually past due under the modified terms. The troubled debt restructurings described above that subsequently defaulted resulted in a net allocation of the allowance for credit losses of $0 and $1.7 million at September 30, 2012 and September 30, 2011, respectively. Charge-offs of $210,000 and $1.5 million for the three and nine months ended September 30, 2012, respectively, were recorded on these defaulted troubled debt restructurings. There were no charge-offs recorded on defaulted troubled debt restructurings during the three and nine months ended September 30, 2011.

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

As of the dates indicated and based on the most recent analysis performed, the recorded investment by risk category and class of loans and leases is as of the dates indicated (in thousands):

	September 30, 2012		December 31, 2011
	Commercial & Commercial Real Estate	Commercial Leases, net	Commercial & Commercial Real Estate	Commercial Leases, net
Credit risk profile by internally assigned grade:
Pass	$229,162	$3,629	$220,226	$13,759
Special mention	6,063	—	13,421	259
Substandard	8,771	1,676	10,074	371
Substandard individually evaluated for impairment	1,103	54	7,075	107
Not rated	29,361	6,452	27,487	11,140

	$274,460	$11,811	$278,283	$25,636

For residential real estate and consumer loan classes, Alliance evaluates credit quality primarily based upon the aging status of the loan, which was previously presented, and by payment activity.

The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of the dates indicated (in thousands):

	September 30, 2012
	Residential Real Estate	Consumer Indirect	Consumer Home Equity	Consumer Other
Performing	$325,152	$199,199	$78,211	$10,082
Non-performing	2,302	220	361	85

Total	$327,454	$199,419	$78,572	$10,167

	December 31, 2011
	Residential Real Estate	Consumer Indirect	Consumer Home Equity	Consumer Other
Performing	$313,761	$158,520	$78,354	$11,049
Non-performing	3,062	293	270	103

Total	$316,823	$158,813	$78,624	$11,152

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

4.	Deposits

Deposits consisted of the following at the periods indicated (in thousands):

	September 30, 2012	December 31, 2011
Non-interest-bearing checking	$212,437	$185,736
Interest-bearing checking	159,680	145,885
Savings accounts	115,229	107,311
Money market accounts	380,623	330,000
Time accounts	258,434	314,133

Total deposits	$1,126,403	$1,083,065

5.	Earnings Per Share

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

Basic and diluted net income per common share calculations are as follows (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Basic:
Net income	$2,285	$3,667	$7,843	$10,452
Less: dividends and undistributed earnings allocated to unvested restricted shares	(37)	(61)	(132)	(175)

Net earnings allocated to common shareholders	$2,248	$3,606	$7,711	$10,277

Weighted average common shares outstanding, including shares considered participating securities	4,783,546	4,747,870	4,780,826	4,743,021
Less: average participating securities	(81,252)	(80,515)	(80,202)	(78,951)

Weighted average shares	4,702,294	4,667,355	4,700,624	4,664,070

Net income per common share – basic	$0.48	$0.77	$1.64	$2.20

Diluted:
Net earnings allocated to common shareholders	$2,248	$3,606	$7,711	$10,277

Weighted average common shares outstanding for basic earnings per common share	4,702,294	4,667,355	4,700,624	4,664,070
Incremental shares from assumed conversion of stock options and warrants	—	6,553	—	7,618

Average common shares outstanding – diluted	4,702,294	4,673,908	4,700,624	4,671,688
Net income per common share – diluted	$0.48	$0.77	$1.64	$2.20

Dividends of $24,000 and $23,000 were paid on unvested shares with non-forfeitable dividend rights for the quarters ending September 30, 2012 and 2011, respectively. Dividends of $76,000 and $72,000 for the nine months ended September 30, 2012 and 2011, respectively, were paid on unvested shares with non-forfeitable dividend rights. There were no options outstanding at September 30, 2012. There were no anti-dilutive stock options for the three months and nine months ended September 30, 2011.

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

Directors Retirement Plan

Alliance has a noncontributory defined benefit retirement plan for non-employee directors (the “Directors Plan”). The Directors Plan provides for a cash benefit equivalent to 35% of their average annual director’s fees, subject to increases based on the director’s length and extent of service, payable in a number of circumstances, including normal retirement, death or disability and a change in control. Upon termination of service, the normal retirement benefit is payable in a lump sum or in ten equal installments.

The components of all of the plans’ net periodic costs for the three months ended September 30, 2012 and 2011 are as follows (in thousands):

	Pension Plan		Post-retirement Plan		SRP Plan		Directors Retirement Plan
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$—	$—	$22	$22	$18	$23
Interest cost	67	72	44	56	43	48	12	14
Expected return on assets	(87)	(97)	—	—	—	—	—	—
Amortization of unrecognized actuarial loss	55	31	5	5	17	1	7	7
Amortization of unrecognized prior service cost	—	—	(11)	(11)	6	6	12	12

Net periodic plan cost	$35	$6	$38	$50	$88	$77	$49	$56

The components of all of the plans’ net periodic costs for the nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Pension Plan		Post-retirement Plan		SRP Plan		Directors Retirement Plan
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$—	$—	$66	$67	$53	$68
Interest cost	201	216	133	168	128	143	36	42
Expected return on assets	(261)	(290)	—	—	—	—	—	—
Amortization of unrecognized actuarial loss	165	92	13	14	51	3	21	22
Amortization of unrecognized prior service cost	—	—	(33)	(33)	17	17	36	36

Net periodic plan cost	$105	$18	$113	$149	$262	$230	$146	$168

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

7.	Fair Value Measurements

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

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at September 30, 2012 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
Obligations of U.S. government-sponsored Corporations	$1,499	$—	$1,499
Obligations of states and political subdivisions	73,959	—	73,959
Mortgage-backed securities – residential	264,583	—	264,583

Total debt securities	340,041	—	340,041
Stock Investments:
Mutual Funds	3,170	3,170	—

Total available-for-sale	$343,211	$3,170	$340,041

		Fair Value Measurements at December 31, 2011 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
Obligations of U.S. government-sponsored Corporations	$3,190	$—	$3,190
Obligations of states and political subdivisions	82,299	—	82,299
Mortgage-backed securities – residential	285,706	—	285,706

Total debt securities	371,195	—	371,195
Stock Investments:
Mutual Funds	3,111	3,111	—

Total available-for-sale	$374,306	$3,111	$371,195

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

Assets measured at fair value on a non-recurring basis by fair value measurement used are summarized below (in thousands):

	At September 30, 2012		At December 31, 2011
	Fair Value	Significant unobservable inputs (Level 3)	Fair Value	Significant unobservable inputs (Level 3)
Impaired loans and leases:
Commercial and commercial real estate	$190	$190	$3,855	$3,855
Leases, net	—	—	14	14

	$190	$190	$3,869	$3,869

Impaired loans and leases, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $196,000 with a valuation allowance of $6,000 at September 30, 2012. At December 31, 2011, impaired loans had a carrying amount of $6.0 million with a valuation allowance of $2.1 million. Changes in fair value recognized for partial charge-offs of loans and leases and impairment reserves on loans and leases was a net increase of $347,000 and $1.8 million for the nine months ended September 30, 2012 and 2011, respectively.

The fair value of one impaired commercial real estate loan at September 30, 2012 was measured based upon a real estate appraisal. Unobservable inputs included adjustments by the appraiser for differences between the comparable sales averaging 10%. In addition, the appraised real estate value was discounted 20% by management due to the appraisal being greater than 2 years old. For a commercial impaired loan, the fair value of the equipment and inventory collateral was based upon customer prepared interim financial statements that management discounted 40% and 70% for the equipment and inventory, respectively.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The carrying amounts and estimated fair value of financial instruments at September 30, 2012 are as follows (in thousands):

	Fair Value Measurements Using:
	Quoted market prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Carrying Amount
Financial Assets:
Cash and cash equivalents	$88,703	$—	$—	$88,703
FHLB and FRB stock	N/A	N/A	N/A	7,983
Loans held for sale	—	359	—	359
Net loans and leases(1)	—	—	936,356	897,900
Accrued interest receivable	—	1,628	2,506	4,134
Financial Liabilities:
Deposits	867,969	259,734	—	1,126,403
Borrowings	—	131,986	—	127,134
Junior subordinated obligations	—	—	9,830	25,774
Accrued interest payable	3	642	78	723

(1)	includes impaired loans and leases

The carrying amounts and estimated fair values of financial instruments at December 31, 2011 are as follows (in thousands):

	Estimated Fair Value	Carrying Amount
Financial Assets:
Cash and cash equivalents	$52,802	$52,802
FHLB and FRB stock	N/A	8,478
Loans held for sale	1,217	1,217
Net loans and leases(1)	907,357	861,952
Accrued interest receivable	3,960	3,960
Financial Liabilities:
Deposits	$1,085,608	$1,083,065
Borrowings	143,150	136,310
Junior subordinated obligations	10,979	25,774
Accrued interest payable	1,578	1,578

(1)	includes impaired loans and leases

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

8.	Subsequent Event

On October 8, NBT Bancorp Inc. (“NBT”) and Alliance announced that they entered into a definitive agreement under which Alliance will merge with and into NBT. The merger is valued at approximately $233.4 million and is expected to close in early 2013 subject to customary closing conditions, including receipt of regulatory approvals and approvals by NBT and Alliance stockholders. Under the terms of the merger agreement, each outstanding share of Alliance common stock will be converted into the right to receive 2.1779 shares of NBT common stock upon completion of the merger. The transaction is valued at $48.00 per Alliance share based on NBT’s average closing stock price of $22.04 for the five-day trading period ending on October 5, 2012.

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

The following is a summary of key financial results for the quarter and nine months ended September 30, 2012:

•	Total assets were $1.4 billion and total deposits were $1.1 billion at September 30, 2012, compared with $1.4 billion and $1.1 billion at December 31, 2011, respectively.

•

Net income was $2.3 million for the three months ended September 30, 2012, compared with $3.7 million for the same period in 2011. For the nine months ended September 30, 2012, net income was $7.8 million compared with $10.5 million for the first nine months of 2011. Pre-tax merger related expenses were $991,000 in the three and nine months ended September 30, 2012.

•

Net income per diluted share was $0.48 and $0.77 for the three months ending September 30, 2012 and 2011, respectively. Net income per diluted share was $1.64 for the nine months ending September 30, 2012 compared with $2.20 per share for the same period in 2011.

•	The tax-equivalent net interest margin was 3.23% in the third quarter of 2012 compared with 3.48% in the third quarter of 2011.

•

Provision for credit losses of $0 in the quarter and a negative provision for credit losses of $300,000 for the nine months ended September 30, 2012, compared with provision expense of $750,000 and $1.1 million in the year ago periods, respectively.

•

Total non-performing assets were $5.1 million or 0.35% of total assets at September 30, 2012 compared with $12.9 million, or 0.90% at September 30, 2011 and $11.7 million or 0.83% at December 31, 2011.

•	Non-interest income was 31.3% of total revenue in the first nine months of 2012 compared with 29.0% in the year ago period.

•	Our efficiency ratio was 77.5% in the nine months ended September 30, 2012 compared with 70.2% for the same period in 2011.

The following discussion is intended to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes contained elsewhere in this report.

Pending Merger

On October 8, we announced that we entered into a definitive agreement with NBT under which we will merge with and into NBT. The merger is valued at approximately $233.4 million and is expected to close in early 2013 subject to customary closing conditions, including receipt of regulatory approvals and approvals by NBT and Alliance stockholders. Under the terms of the merger agreement, each outstanding share of our common stock will be converted into the right to receive 2.1779 shares of NBT common stock upon completion of the merger. The transaction is valued at $48.00 per Alliance share based on NBT’s average closing stock price of $22.04 for the five-day trading period ending on October 5, 2012.

Recent Legislative Updates

In June 2012, the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation issued three proposals that would amend the existing regulatory risk-based capital adequacy requirements of banks and bank holding companies. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The Basel III proposal would increase the minimum levels of required capital, narrow the definition of capital, and places much greater emphasis on common equity. The comment period for the proposed rules ended October 22, 2012.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to us and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2012 and 2011

General

Net income for the quarter ended September 30, 2012 was $2.3 million or $0.48 per diluted share compared with $3.7 million or $0.77 per diluted share in the year-ago quarter. The return on average assets and return on average shareholders’ equity were 0.64% and 6.32%, respectively, for the third quarter of 2012, compared with 1.01% and 10.69%, respectively, for the third quarter of 2011. Securities gains in the third quarter of 2011, when netted against a fixed asset write-down, totaled $472,000 after tax or $0.10 per share. Third quarter results for 2012 included costs associated with the recently announced acquisition of Alliance by NBT of $598,000 after tax or $0.13 per share.

Net income for the nine months ended September 30, 2012 was $7.8 million or $1.64 per diluted share compared with $10.5 million or $2.20 per diluted share in the year ago period. The return on average assets and return on average shareholders’ equity were 0.74% and 7.34%, respectively, for the first nine months of 2012, compared with 0.95% and $10.47%, respectively, for the first nine months of 2011.

Net interest income decreased $1.0 million and $3.5 million in the three and nine month periods ended September 30, 2012, respectively, compared with the year-ago periods due to the continuing pressure on our net interest margin caused by the exceptionally low interest rate environment, which was partially mitigated by higher loan balances.

Net Interest Income

Net interest income totaled $10.0 million in the three months ended September 30, 2012, compared with $11.0 million in the year-ago quarter, and $10.0 million in the second quarter of 2012. The tax-equivalent net interest margin decreased 25 basis points in the third quarter compared with the year-ago quarter due to the effect of persistently low interest rates on our interest-earning assets. The net interest margin decreased 3 basis points from the second to the third quarter of 2012 with most of the decrease attributable to the net effect of interest income recognition on non-accrual loans which were returned to performing status in each of the second and third quarters of 2012.

The net interest margin on a tax-equivalent basis was 3.23% in the third quarter of 2012, compared with 3.48% in the year-ago quarter and 3.26% in the second quarter of 2012. The decrease in the net interest margin compared with the third quarter of 2011 was the result of a decrease in the tax-equivalent earning asset yield of 55 basis points in the third quarter compared with the year-ago quarter, which was partially offset by a decrease in the cost of interest-bearing liabilities of 33 basis points over the same period. On a linked-quarter basis, the decline in our earning-assets yield was 9 basis points in the third quarter, which was partially offset by a 6 basis-point drop in the cost of our interest-bearing liabilities.

Average interest-earning assets were $1.3 billion in the third quarter, which was a decrease of 2.6% from the year-ago quarter but was unchanged from the second quarter of 2012. Most of the decline from the year-ago quarter occurred in our securities portfolio, with the average balance down 24% due to our decision to temporarily shrink the portfolio in the second half of 2011 due to the very low yields available on the types of securities in which we invest. Average loans and leases increased $25.2 million or 2.9% in the third quarter compared with the year-ago quarter as growth in our average commercial loan and consumer loan portfolios offset lower average lease balances. Total average loans and leases were 69.8% of total interest-earning assets in the third quarter of 2012, compared with 66.1% in the year-ago quarter and 68.4% in the second quarter of 2012.

Net interest income for the nine months ended September 30, 2012 totaled $29.8 million, which was down $3.5 million or 10.5% compared with the year-ago period. The tax equivalent net interest margin was 3.24% for the nine months ended September 30, 2012, compared to 3.49% for the first nine months of 2011. The tax-equivalent earning asset yield decreased 49 basis points in the first nine months of 2012 compared with the year-ago period, which was partially offset by a decrease of 26 basis points in the cost of interest-bearing liabilities over the same period.

Average interest-earning assets were $1.3 billion in the first nine months of 2012, which was a decrease of 3.5% from the first nine months of 2011. The changes in the average balances of securities and loans for the first nine months of 2012 compared with the year-ago period were similar to that as discussed above for the third quarter. Total average loans and leases were 68.4% of total interest-earning assets in the first nine months of 2012, compared with 65.8% in the year-ago period.

Since December 2008 the Federal Reserve has maintained its target fed funds rate between zero and 0.25%, and has carried out a number of policy actions designed to lower long-term interest rates. These monetary policy actions, along with volatility in equity markets, weak economic conditions and federal government economic stimulus efforts, among other factors, have caused yields on U.S. Treasury securities to drop to exceptionally low levels throughout much of the past four years. This persistently low interest rate environment has caused an ongoing decline over the past four years in the returns on our interest-earning assets, consistent with much of the financial industry. As a result the tax-equivalent yield on our securities portfolio decreased 61 basis points in the third quarter of 2012 compared to the year-ago quarter. The yield on our commercial loans, residential loans and consumer (including indirect) loans decreased 6 basis points, 35 basis points and 86 basis points, respectively, in the third quarter of 2012 compared to the third quarter of 2011.

The cost of our interest-bearing liabilities decreased in the third quarter of 2012 compared to the year-ago quarter due to a combination of the low interest rate environment, our deposit pricing strategies and a deposit mix that remains heavily weighted in low-cost interest-bearing transaction accounts (demand, savings and money market) whose rates can be immediately changed at our discretion. However we have not been able to reduce our cost of our interest-bearing liabilities sufficient to offset our declining asset yields in recent quarters due to the absolute low levels of our deposit rates. The average cost of money market and time deposits dropped 16 basis points and 46 basis points, respectively in the third quarter compared to the year-ago quarter. Average interest-bearing transaction accounts comprised 70.6% of total average interest-bearing deposits in the third quarter, compared to 64.2% in the year-ago period. We also reduced our cost of borrowings by 23 basis points in the third quarter compared to the third quarter of 2011 primarily through a restructuring of FHLB advances totaling $50.0 million in June 2012. The restructurings resulted in prepayment penalties of $2.1 million which will be amortized as an adjustment to interest expense over the remaining term of the restructured debt in accordance with U.S. generally accepted accounting principles. The restructuring had the effect of extending the maturities of the restructured borrowings by 3.3 years and lowering the annual average effective cost by 148 basis points.

Our liability mix remained favorably weighted towards transaction accounts (including non-interest bearing demand deposits) in the third quarter as retail and municipal depositors continue to refrain from investing funds in time accounts at very low, yet competitive rates, and also because of the buildup of cash on corporate customers’ balance sheets. The aggregate average balance of transaction accounts was $845.6 million or 76.2% of total deposits in the third quarter, compared with $778.7 million or 70.1% in the year-ago quarter. Average time account balances in the third quarter were $263.6 million or 23.8% of total average deposits, compared with $332.1 million or 29.9% in the year-ago quarter. Our ability to gather and retain transaction deposits in recent years has been greatly enhanced by our strong financial position and earnings performance, enhanced product offerings including upgraded treasury management and internet banking platforms, and a high positive awareness of our brand. Environmental factors such as equity market volatility and risk aversion among retail investors have also played a role in the growth in our transaction accounts.

Our tax-equivalent net interest margin declined in recent quarters as decreases in the cost of our interest-bearing liabilities did not keep pace with declines in the yield on our interest-earning assets. The declining trend in our net interest margin that we have experienced in recent quarters is likely to continue in coming quarters as the persistently low interest rate environment continues to negatively affect the return on our loan and investment portfolios, while our ability to further reduce our funding costs is limited. The pressure on our net interest margin along with weak economic conditions, uneven loan demand and competition may result in further declines in net interest income in coming quarters.

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

	For the three months ended September 30,
	2012			2011
	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold and interest bearing deposits	$50,376	$28	0.22%	$3,310	$—	0.06%
Taxable investment securities	261,090	1,501	2.30%	354,363	2,775	3.13%
Nontaxable investment securities	69,035	951	5.50%	80,086	1,111	5.55%
FHLB and FRB stock	7,977	95	4.75%	9,759	104	4.25%
Residential real estate loans(1)	325,720	3,952	4.85%	331,977	4,314	5.20%
Commercial loans	134,037	1,427	4.26%	125,697	1,377	4.38%
Nontaxable commercial loans	12,171	173	5.67%	8,811	121	5.48%
Commercial real estate	128,719	1,707	5.30%	120,059	1,600	5.33%
Taxable leases (net of unearned discount)	4,272	76	7.15%	19,770	294	5.95%
Nontaxable leases (net of unearned discount)	8,119	133	6.54%	11,220	182	6.47%
Indirect auto loans	194,717	1,541	3.17%	162,439	1,757	4.33%
Consumer loans	88,522	821	3.72%	91,087	906	3.98%

Total interest-earning assets	$1,284,755	$12,405	3.86%	$1,318,578	$14,541	4.41%

Non-interest earning assets:
Other assets	135,043			131,530
Less: Allowance for credit losses	(8,866)			(10,711)
Net unrealized gains on securities available-for-sale	11,999			11,263

Total assets	$1,422,931			$1,450,660

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$155,062	$30	0.08%	$139,035	$49	0.14%
Savings deposits	117,732	30	0.10%	108,969	54	0.20%
MMDA deposits	358,951	249	0.28%	346,779	377	0.44%
Time deposits	263,632	812	1.23%	332,054	1,404	1.69%
Borrowings	127,210	734	2.31%	160,943	1,022	2.54%
Junior subordinated obligations issued to unconsolidated trusts	25,774	170	2.64%	25,774	158	2.45%

Total interest-bearing liabilities	$1,048,361	$2,025	0.77%	$1,113,554	$3,064	1.10%

Non-interest bearing liabilities:
Demand deposits	213,883			183,920
Other liabilities	16,083			15,957
Shareholders’ equity	144,604			137,229

Total liabilities and shareholders’ equity	$1,422,931			$1,450,660

Net interest income		$10,380			$11,477

Net interest rate spread			3.09%			3.31%
Net interest margin			3.23%			3.48%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		(426)			(480)

Net interest income		$9,954			$10,997

(1)	Includes loans held-for-sale

	For the nine months ended September 30,
	2012			2011
	Average Balance	Interest Earned/ Paid	Yield Rate	Average Balance	Interest Earned/ Paid	Yield Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Federal funds sold and interest bearing deposits	$58,175	$103	0.24%	$8,124	$5	0.09%
Taxable investment securities	265,167	4,970	2.50%	358,394	8,521	3.17%
Nontaxable investment securities	73,740	3,046	5.51%	80,110	3,381	5.63%
FHLB and FRB stock	8,093	305	5.03%	8,963	328	4.88%
Residential real estate loans(1)	319,769	11,876	4.95%	331,727	12,980	5.22%
Commercial loans	133,983	4,244	4.22%	121,437	3,966	4.35%
Nontaxable commercial loans	12,010	515	5.71%	9,104	359	5.25%
Commercial real estate	127,336	5,009	5.25%	118,615	4,862	5.47%
Taxable leases (net of unearned discount)	7,586	342	6.01%	23,293	1,031	5.90%
Nontaxable leases (net of unearned discount)	9,268	448	6.45%	11,961	577	6.43%
Indirect auto loans	179,188	4,663	3.47%	167,649	5,569	4.43%
Consumer loans	88,608	2,501	3.76%	90,596	2,706	3.98%

Total interest-earning assets	$1,282,923	$38,022	3.95%	$1,329,973	$44,285	4.44%

Non-interest earning assets:
Other assets	134,757			132,458
Less: Allowance for credit losses	(9,652)			(10,815)
Net unrealized gains on securities available-for-sale	11,765			8,184

Total assets	$1,419,793			$1,459,800

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Demand deposits	$152,660	$96	0.08%	$148,445	$179	0.16%
Savings deposits	113,275	85	0.10%	106,527	166	0.21%
MMDA deposits	363,154	779	0.29%	368,670	1,271	0.46%
Time deposits	276,668	2,843	1.37%	337,480	4,337	1.71%
Borrowings	128,820	2,542	2.63%	145,895	3,105	2.84%
Junior subordinated obligations issued to unconsolidated trusts	25,774	514	2.66%	25,774	473	2.44%

Total interest-bearing liabilities	$1,060,351	$6,859	0.86%	$1,132,791	$9,531	1.12%

Non-interest bearing liabilities:
Demand deposits	200,399			178,124
Other liabilities	16,545			15,814
Shareholders’ equity	142,498			133,071

Total liabilities and shareholders’ equity	$1,419,793			$1,459,800

Net interest income (tax-equivalent)		$31,163			$34,754

Net interest rate spread			3.09%			3.32%
Net interest margin (tax-equivalent)			3.24%			3.49%
Federal tax exemption on non-taxable investment securities, loans and leases included in interest income		(1,363)			(1,468)

Net interest income		$29,800			$33,286

(1)	Includes loans held-for-sale

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

	For the three months ended September 30, 2012 Compared to September 30, 2011 Increase/(Decrease) Due To			For the nine months ended September 30, 2012 Compared to September 30, 2011 Increase/(Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
Federal funds sold	$24	$4	$28	$74	$24	$98
Taxable investment securities	(635)	(639)	(1,274)	(1,959)	(1,592)	(3,551)
Non-taxable investment securities	(150)	(10)	(160)	(264)	(71)	(335)
FHLB and FRB stock	(65)	56	(9)	(38)	15	(23)
Residential real estate loans	(79)	(283)	(362)	(453)	(651)	(1,104)
Commercial loans	249	(199)	50	461	(183)	278
Non-taxable commercial loans	48	4	52	122	34	156
Commercial real estate	166	(59)	107	432	(285)	147
Taxable leases (net of unearned income)	(551)	333	(218)	(720)	31	(689)
Non-taxable leases (net of unearned income)	(62)	13	(49)	(132)	3	(129)
Indirect auto loans	1,513	(1,729)	(216)	558	(1,464)	(906)
Consumer loans	(26)	(59)	(85)	(58)	(147)	(205)

Total interest-earning assets	432	(2,568)	(2,136)	(1,977)	(4,286)	(6,263)

Interest-bearing demand deposits	31	(50)	(19)	8	(91)	(83)
Savings deposits	27	(51)	(24)	17	(98)	(81)
MMDA deposits	86	(214)	(128)	(19)	(473)	(492)
Time deposits	(255)	(337)	(592)	(710)	(784)	(1,494)
Borrowings	(201)	(87)	(288)	(345)	(218)	(563)
Junior subordinated obligations issued to unconsolidated subsidiary trusts	—	12	12	—	41	41

Total interest-bearing liabilities	(312)	(727)	(1,039)	(1,049)	(1,623)	(2,672)

Net interest income (tax-equivalent)	$744	$(1,841)	$(1,097)	$(928)	$(2,663)	$(3,591)

Asset Quality and the Allowance for Credit Losses

The following table summarizes delinquent loans and leases grouped by the number of days delinquent at the dates indicated:

Delinquent loans and leases	September 30, 2012		June 30, 2012		December 31, 2011
	$	%(1)	$	%(1)	$	%(1)
	(Dollars in thousands)
30 days past due	$4,152	0.46%	$5,220	0.58%	$5,202	0.60%
60 days past due	1,812	0.20%	732	0.08%	584	0.06%
90 days past due and still accruing	—	—	—	—	—	—
Non-accrual	4,104	0.46%	6,660	0.75%	11,287	1.30%

Total	$10,068	1.12%	$12,612	1.41%	$17,073	1.96%

(1)	As a percentage of total loans and leases, excluding deferred costs

The following table represents information concerning the aggregate amount of non-performing assets (in thousands):

	September 30, 2012	June 30, 2012	December 31, 2011
Non-accruing loans and leases:
Residential real estate	$2,302	$2,549	$3,062
Commercial loans	579	1,464	3,401
Commercial real estate	505	1,879	4,051
Leases	52	74	107
Indirect auto	220	288	293
Other consumer loans	446	406	373

Total non-accruing loans and leases	4,104	6,660	11,287
Accruing loans and leases delinquent 90 days or more	—	—	—

Total non-performing loans and leases	4,104	6,660	11,287
Other real estate and repossessed assets	985	51	485

Total non-performing assets	$5,089	$6,711	$11,772

Delinquent loans and leases (including non-performing) decreased to $10.1 million at September 30, 2012, compared to $12.6 million at June 30, 2012 and $17.1 million at December 31, 2011. The largest decline in delinquent loans in the third quarter occurred in loans delinquent 90 days or more or on non-accrual status, which declined $2.6 million or 38.4% from the end of the second quarter. Non-performing assets were $5.1 million or 0.35% of total assets compared with $6.7 million or 0.47% of total assets at June 30, 2012 and $11.8 million or 0.84% of total assets at December 31, 2011. The decline in non-performing assets in the third quarter resulted primarily from non-accrual loans returning to accrual status during the quarter as a result of satisfactory payment performance, charge-offs and pay-offs of non-performing loans. Included in non-performing assets at the end of the third quarter are non-performing loans and leases totaling $4.1 million, compared with $6.7 million at June 30, 2012 and $11.3 million at December 31, 2011.

Conventional residential mortgages comprised $2.3 million (37 loans) or 56.1% of non-performing loans and leases, and commercial loans and mortgages totaled $1.1 million (17 loans) or 26.4% of non-performing loans and leases at the end of the third quarter.

As a recurring part of our portfolio management program, we identified approximately $8.9 million in potential problem loans at September 30, 2012, compared with $8.1 million in potential problem loans at June 30, 2012 and $10.2 million at December 31, 2011. Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as “substandard.” At September 30, 2012, potential problem loans primarily consisted of commercial real estate, commercial loans and leases. There can be no assurance that additional loans will not become non-performing, require restructuring, or require increased provision for loan losses.

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

During the third quarter of 2012, we added a qualitative factor to address the potential risk of credit losses that could result from conversion related distractions and potential turnover that may occur in connection with the merger with NBT, and the potential effects on the underwriting processes and relationship management. Management believes the development of a qualitative factor for this potential risk is appropriate since the risk of such negative events occurring cannot be eliminated. Management is committed to the continuation of loan portfolio monitoring and underwriting standards that was in place prior to the merger announcement. The merger related qualitative factor increased our qualitative allocation by $274,000.

For commercial loan and lease segments, we maintain a specific allocation methodology for those classified in our internal risk grading system as substandard, doubtful or loss with a principal balance in excess of $200,000. A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on the estimated fair value of the collateral. Loans with modified terms in which a concession to the borrower has been made that we would not otherwise consider unless the borrower was experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. As of September 30, 2012, there were $3.6 million in impaired loans for which $57,000 in related allowance for credit losses was allocated. There were $9.1 million in impaired loans for which $2.1 million in related allowance for credit losses was allocated as of December 31, 2011.

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

The following table summarizes changes in the allowance for credit losses arising from loans and leases charged off, recoveries on loans and leases previously charged off and additions to the allowance, which have been charged to expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Balance at beginning of year	$8,892	$10,683	$10,769	$10,683
Loans and leases charged-off:
Residential real estate	(12)	—	(102)	(150)
Commercial loans	(211)	(1)	(1,852)	(56)
Commercial real estate	(156)	(80)	(281)	(80)
Leases	—	(15)	—	(331)
Indirect auto	(16)	(105)	(126)	(243)
Consumer	(226)	(310)	(617)	(704)

Total loans and leases charged off	(621)	(511)	(2,978)	(1,564)
Recoveries of loans and leases previously charged off:
Residential real estate	3	3	13	42
Commercial loans	10	14	268	125
Commercial real estate	4	—	8	5
Leases	45	178	257	365
Indirect auto	25	73	101	150
Consumer	125	104	345	378

Total recoveries	212	372	992	1,065

Net loans and leases charged off	(409)	(139)	(1,986)	(499)
Provision for credit losses	—	750	(300)	1,110

Balance at end of year	$8,483	$11,294	$8,483	$11,294

Net charge-offs were $409,000 and $2.0 million in the three months and nine months ended September 30, 2012, respectively, compared with $139,000 and $499,000 in the year-ago periods, respectively. Charge-offs for the third quarter included a $365,000 write down of a $1.3 million commercial relationship to the real estate collateral’s estimated fair value, which was foreclosed on and transferred to other real estate owned in the third quarter. This commercial relationship was placed on non-performing status in the third quarter of 2011, with a total outstanding balance at that time of $3.6 million. As was previously disclosed in our 2011 Form 10-K and quarterly reports on Form 10-Q, we recorded write-downs on this relationship totaling $2.3 million between the fourth quarter of 2011 and the second quarter of 2012. Approximately $1.5 million or 52% of the gross charge-offs recognized in the first nine months of 2012 were on loans that were considered impaired at the end of 2011 and for which impairment reserves were largely established due to the identification of probable “loss events” in the fourth quarter of 2011. Charge-offs on these impaired credits were recognized in 2012 upon the occurrence of events confirming the existence of the losses, including further deterioration in the respective borrower’s financial condition and negotiated settlements. A substantial portion of the allowance allocated to these impaired credits in 2011 came from the release of a portion of the general allowance for our lease portfolio. During 2011, approximately $1.2 million of the allowance that had been allocated from our lease portfolio prior to 2011 was released due to a substantial decline in charge-offs in our lease portfolio in 2011 compared with 2010 and 2009 (the years in which provisions for possible lease losses were charged to earnings) and to a $16.8 million decrease in the balance of that portfolio during 2011.

Net charge-offs (annualized) equaled 0.18% and 0.30% of average loans and leases in the three months and nine months ended September 30, 2012, respectively, compared to 0.06% and 0.08%, respectively, in the year ago periods. Gross charge-offs were $621,000 and recoveries were $212,000 in the third quarter of 2012. Our annualized net charge-off rate has averaged 0.31% over the past five quarters, of which all but 7 basis points is attributable to the losses recognized in 2012 on the previously mentioned

$3.6 million commercial relationship.

No provision for credit losses was recorded in the third quarter compared to a negative provision expense of $300,000 in the second quarter, and provision expense of $750,000 in the year-ago quarter. The provision for credit losses as a percentage of net charge-offs was 0% in the third quarter of 2012. The provision for credit losses as a percentage of net charge-offs was not meaningful for the nine months ended September 30, 2012 due to the negative provision that was recorded in that quarter. The provision for credit losses as a percentage of net charge-offs was 103.2% and 100.0%, respectively, in the quarter and nine months ended September 30, 2011. The high level of provision as a percentage of net charge-offs in the third quarter of 2011 resulted primarily from the establishment of an impairment allowance on the $3.6 million commercial relationship previously discussed.

The allowance for credit losses was $8.5 million at September 30, 2012, compared with $8.9 million at June 30, 2012 and $10.8 million at December 31, 2011. The ratio of the allowance for credit losses to total loans and leases was 0.94% at September 30, 2012, compared with 0.99% at June 30, 2012 and 1.24% at December 31, 2011. The ratio of the allowance for credit losses to non-performing loans and leases was 207% at September 30, 2012, compared with 134% at June 30, 2012 and 96% at December

31, 2011.

As discussed above, we assess a number of quantitative and qualitative factors at the individual portfolio level in determining the adequacy of the allowance for credit losses and the required provision expense each quarter. In addition, we analyze certain broader, non-portfolio specific factors in assessing the adequacy of the allowance for credit losses, such as the allowance as a percentage of total loans and leases, the allowance as a percentage of non-performing loans and leases and the provision expense as a percentage of net charge-offs. This portion of the allowance has been considered “unallocated,” which means it is not based on either quantitative or qualitative factors. At September 30, 2012, $698,000 or 8.2% of the allowance for credit losses was considered to be “unallocated,” compared to $991,000 or 9% at December 31, 2011. Consistent with the improvement in the our asset quality metrics and net charge-off levels in recent quarters (excluding the charge-offs related to the $3.6 million commercial relationship discussed above), the relative level of unallocated allowance to the total allowance has trended downward each quarter in 2012. Absent any material deterioration in credit quality or material growth in the loan and lease portfolio, some portion of this “unallocated” allowance may be reduced by future probable credit losses, if any, which would have the effect of lowering the amount of provision expense relative to net charge-offs compared with past quarters, which was the case in the third quarter of 2012.

The following table presents certain asset quality ratios for the periods indicated:

	For three months ended September 30,		For nine months ended September 30,
	2012	2011	2012	2011
Net loans and leases charged-off to average loans and leases, annualized	0.18%	0.06%	0.30%	0.08%
Provision for credit losses to average loans and leases, annualized	—%	0.34%	(0.05)%	0.17%
Allowance for credit losses to period-end loans and leases	0.94%	1.30%	0.94%	1.30%
Allowance for credit losses to non-performing loans and leases	206.7%	92.60%	206.7%	92.60%
Non-performing loans and leases to period-end loans and leases	0.46%	1.40%	0.46%	1.40%
Non-performing assets to period-end assets	0.35%	0.90%	0.35%	0.90%

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated, dollars in thousands:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Investment management income	$1,831	$1,948	$(117)	(6.0)%	$5,636	$5,850	$(214)	(3.7)%
Service charges on deposit accounts	1,074	1,194	(120)	(10.1)%	3,167	3,299	(132)	(4.0)%
Card-related fees	688	687	1	0.1%	2,059	2,039	20	1.0%
Bank-owned life insurance	250	258	(8)	(3.1)%	742	768	(26)	(3.4)%
Gain on the sale of loans	508	245	263	107.3%	1,214	621	593	95.5%
Gain on sale of securities	—	1,325	(1,325)	(100.0)%	—	1,325	(1,325)	(100.0)%
Other non-interest income	233	262	(29)	(11.1)%%	767	1,038	(271)	(26.1)%

Total non-interest income	$4,584	$5,919	$(1,335)	22.6%	$13,585	$14,940	$(1,355)	(9.1)%

Non-interest income was $4.6 million in the third quarter of 2012, compared with $5.9 million in the year-ago quarter. We did not sell securities in the third quarter of 2012 and therefore gains on sales of investment securities decreased $1.3 million compared with the third quarter of 2011. Gains on the sale of loans increased $263,000 compared with the third quarter of 2011 due to higher volumes of mortgages originated and sold in 2012.

Non-interest income (excluding gains on securities sales) accounted for 31.5% of total revenue in the third quarter of 2012, compared with 29.5% in the year-ago quarter. Non-interest income (excluding gains on securities sales) accounted for 31.3% of total revenue in the first nine months of 2012, compared with 29.0% in the year-ago period.

Non-interest Expenses

The following table sets forth certain information on non-interest expenses for the periods indicated, dollars in thousands:

	For three months ended September 30,				For nine months ended September 30,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
Salaries and benefits	$5,761	$5,573	$188	3.4%	$17,103	$16,407	$696	4.2%
Occupancy and equipment	1,770	1,833	(63)	(3.4)%	5,365	5,479	(114)	(2.1)%
Communication expense	153	124	29	23.4%	469	448	21	4.7%
Office supplies and postage	298	283	15	5.3%	905	868	37	4.3%
Marketing expense	152	193	(41)	(21.2)%	651	673	(22)	(3.3)%
Amortization of intangible assets	222	241	(19)	(7.9)%	665	722	(57)	(7.9)%
Professional fees	1,615	736	879	119.4%	3,220	2,420	800	33.1%
FDIC insurance	216	49	167	340.8%	642	844	(202)	(23.9)%
Other operating expenses	1,526	2,107	(581)	(27.6)%	4,598	5,080	(482)	(9.5)%

Total operating expenses	$11,713	$11,139	$574	5.2%	$33,618	$32,941	677	2.1%

Non-interest expenses were $11.7 million in the quarter ended September 30, 2012, compared with $11.1 million in the year-ago quarter and $11.0 million in the second quarter of 2012. Other operating expenses in 2011 included a $555,000 write-down of a vacant bank-owned building to its estimated fair value. FDIC insurance expense increased $167,000 compared with the year-ago quarter primarily due to an adjustment to the prepaid FDIC insurance assessment in the third quarter of 2011 in connection with the change by the FDIC to an asset-based assessment system, which became effective in the second quarter of 2011. Merger related costs (pre-tax) of $991,000 were incurred in the third quarter of 2012 and are included in professional fees. We expect additional merger costs to lower our earnings in the quarters leading up to the close of the transaction. Non-interest expenses were $33.6 million in the nine months ended September 30, 2012, compared with $32.9 million in the first nine months of 2011.

Our efficiency ratio was 80.6% in the third quarter of 2012, compared with 71.5% in the year-ago quarter. Our efficiency ratio was 77.5% in the nine months ended September 30, 2012, compared with 70.2% in the year-ago period. Excluding the merger related costs, the efficiency ratio was 73.8% and 75.2%, respectively, for the three and nine month period ending September 30, 2012.

Income Taxes

Our effective tax rate was 19.1% and 22.1% for the three and nine months ended September 30, 2012, respectively, compared with 27.1% and 26.3% in the year-ago periods, respectively. The decrease in our effective tax rate from 2011 was due to a higher level of tax-exempt income as a percentage to total taxable income.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

General

Total assets were $1.4 billion at September 30, 2012, which was an increase of $37.0 million from December 31, 2011. Total loans and leases (net of unearned income) increased $7.9 million in the third quarter to $906.4 million at September 30, 2012.

Securities

Investment securities totaled $343.2 million at September 30, 2012, compared with $374.3 million at December 31, 2011. Our portfolio is comprised entirely of investment grade securities, the majority of which are rated “AAA” by one or more of the nationally recognized rating agencies. The breakdown of the securities portfolio at September 30, 2012 was 77.1% government-sponsored entity guaranteed mortgage-backed securities, 21.5% municipal securities and 0.4% obligations of U.S. government-sponsored corporations. Mortgage-backed securities, which totaled $264.6 million at September 30, 2012, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the U.S. government. Our municipal securities portfolio, which totaled $74.0 million at the end of the third quarter, is primarily comprised of highly rated general obligation bonds issued by local municipalities in New York State.

We had net unrealized gains of approximately $12.4 million in our securities portfolio at September 30, 2012, compared with net unrealized gains of $11.2 million at December 31, 2011.

Loans and Leases

Total loans and leases, net of unearned income and deferred costs, were $906.4 million at September 30, 2012 compared with $898.5 million at June 30, 2012 and $872.7 million at December 31, 2011. Loan origination volumes in the third quarter increased $27.0 million, or 45%, to $86.5 million, compared with $59.5 million in the year-ago quarter on increased demand in each of our commercial, residential mortgage and indirect lending businesses.

Residential mortgages outstanding increased $6.6 million in the third quarter to $327.5 million. Originations of residential mortgages totaled $38.9 million in the third quarter of 2012, compared with $30.5 million in the year-ago quarter. We retained in portfolio approximately $17.7 million of the third quarter originations that were bi-weekly payment mortgages or monthly payment mortgages with maturities of 15 years or less.

Commercial loans and mortgages decreased $8.6 million in the third quarter and totaled $274.5 million at September 30, 2012, as a $4.9 million decrease in existing lines of credit offset a solid quarter of new loan production. Originations of commercial loans and mortgages in the third quarter (excluding lines of credit) totaled $12.5 million, compared with $10.3 million in the year-ago quarter.

Leases (net of unearned income) decreased $1.8 million in the third quarter as a result of our previously announced decision to cease new lease originations.

Indirect auto loan balances were $199.4 million at the end of the third quarter, which was an increase of $10.7 million from the end of the second quarter of 2012. We originated $33.7 million of indirect auto loans in the third quarter, compared with $17.9 million in the year-ago quarter. The increase in originations this year is attributable to a change in the rate structure designed to increase our market share without lowering its underwriting standards, along with the implementation of an electronic application system. We originate auto loans through a network of reputable, well-established automobile dealers located in central and western New York. Applications received through our indirect lending program are subject to the same comprehensive underwriting criteria and procedures as employed in its direct lending programs.

The following table sets forth the composition of our loan and lease portfolio at the dates indicated, with dollars in thousands:

	September 30, 2012	Percent	December 31, 2011	Percent
Residential real estate	$327,454	36.3%	$316,823	36.4%
Commercial loans	147,677	16.4%	151,420	17.4%
Commercial real estate	126,783	14.1%	126,863	14.6%
Leases (net of unearned income)	11,811	1.3%	25,636	3.0%
Indirect auto	199,419	22.1%	158,813	18.3%
Other consumer loans	88,739	9.8%	89,776	10.3%

	901,883	100.0%	869,331	100.0%

Net deferred loan costs	4,500		3,390

Total loans and leases	906,383		872,721
Allowance for credit losses	(8,483)		(10,769)

Net loans and leases	$897,900		$861,952

Deposits

Deposits increased $19.8 million in the third quarter, and were $1.1 billion at September 30, 2012. Low-cost transaction accounts comprised 77.1% of total deposits at the end of the third quarter, compared with 75.6% at June 30, 2012. Our liability mix remained favorably weighted towards transaction accounts in the third quarter as retail and municipal depositors continue to prefer transaction accounts over time accounts in the low interest rate environment, and also because of the buildup of cash on commercial customers’ balance sheets.

The following table sets forth the composition of our deposits by business line at the dates indicated, dollars in thousands:

	September 30, 2012
	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$53,903	$152,468	$6,066	$212,437	18.9%
Interest checking	112,495	18,213	28,972	159,680	14.2%

Total checking	166,398	170,681	35,038	372,117	33.1%

Savings	98,949	12,369	3,911	115,229	10.2%
Money market	96,933	140,568	143,122	380,623	33.8%
Time deposits	179,595	22,195	56,644	258,434	22.9%

Total deposits	$541,875	$345,813	$238,715	$1,126,403	100.0%

	December 31, 2011
	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$46,580	$135,252	$3,904	$185,736	17.1%
Interest checking	110,886	16,831	18,168	145,885	13.5%

Total checking	157,466	152,083	22,072	331,621	30.6%

Savings	92,240	11,367	3,704	107,311	9.9%
Money market	88,056	122,195	119,749	330,000	30.5%
Time deposits	237,929	26,907	49,297	314,133	29.0%

Total deposits	$575,691	$312,552	$194,822	$1,083,065	100.0%

Liquidity

Alliance’s liquidity primarily reflects the Bank’s ability to provide funds to meet loan and lease fundings, to accommodate possible outflows in deposits, to take advantage of market interest rate opportunities, and to pay dividends to Alliance. Funding loan and lease commitments, providing for deposit outflows, settling other liabilities when they come due and managing of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and leases and investments with specific types of deposits, borrowings and other liabilities. Liquidity is normally considered in terms of the nature and mix of the Bank’s sources and uses of funds. Our Asset Liability Committee (“ALCO”) is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of September 30, 2012, liquidity as measured by the Bank is in compliance with and exceeds its policy guidelines.

Our principal sources of funds for operations are cash flows generated from earnings, deposit inflows, loan and lease repayments, investment amortization and maturities, borrowings from the Federal Home Loan Bank of New York (“FHLB”), and securities sold under repurchase agreements. During the nine months ended September 30, 2012, cash and cash equivalents increased by $35.9 million. Net cash provided by operating and financing activities totaling $42.9 million were partly offset by net cash used in investing activities of $7.0 million. Net cash provided by financing activities in the first nine months of 2012 principally reflects a $43.3 million net increase in deposits, partly reduced by a net decrease in borrowings of $9.2 million and cash dividends of $4.4 million. Net cash from operating activities was primarily provided by net income in the amount of $7.8 million and proceeds from sale of loans and leases held-for-sale of $46.8 million, partly reduced by originations of loans held-for-sale of $45.1 million. Net cash used in investing activities primarily resulted from a net increase in loans of $36.7 million partly reduced by $29.4 million in maturities, sales and principal repayments.

As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and investment securities that have been pledged as collateral. As of September 30, 2012, our credit limit with the FHLB was $312.2 million. The total of our outstanding borrowings from the FHLB on that date was $100.0 million.

We had a $160.7 million line of credit at September 30, 2012 with the Federal Reserve Bank of New York through its Discount Window. We have pledged indirect auto loans and investment securities totaling $194.7 million and $4.3 million, respectively, at September 30, 2012. At September 30, 2012, we also had available $62.5 million of unsecured federal funds lines of credit with other financial institutions. We did not draw any amounts on any of these lines during the quarter other than an overnight test to confirm their availability. There were no amounts outstanding on any of these lines at September 30, 2012.

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

September 30, 2012
Total assets	$1,446,040
Less: Goodwill and intangible assets, net	37,873

Tangible assets (non-GAAP)	$1,408,167
Total Common Equity	148,378
Less: Goodwill and intangible assets, net	37,873

Tangible Common Equity (non-GAAP)	110,505
Total Equity/Total Assets	10.26%
Tangible Common Equity/Tangible Assets (non-GAAP)	7.85%

Shareholders’ equity was $148.4 million at September 30, 2012, compared with $146.8 million at June 30, 2012. Net income increased shareholders’ equity by $2.3 million during the quarter which was partially offset by dividends declared of $1.5 million or $0.32 per common share.

The Bank’s Tier 1 leverage ratio was 9.38% and its total risk-based capital ratio was 15.75% at the end of the third quarter, both of which comfortably exceeded the regulatory thresholds required to be classified as a “well-capitalized” institution, which are 5.0% and 10.0%, respectively. As provided above, our tangible common equity capital ratio was 7.85% at September 30, 2012.

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

As of December 31, 2011, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. Management believes that, as of September 30, 2012, Alliance and the Bank met all capital adequacy requirements to which they were subject.

The following table compares our actual capital amounts and ratios with those needed to qualify for the “well-capitalized” category, which is the highest capital category as defined in the regulations, dollars in thousands:

	Actual		For Capital Adequacy Purposes			To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of September 30, 2012
Total risk-based capital
Alliance	$139,216	15.79%	$70,538	≥	8.00%	N/A	N/A
Bank	130,856	14.94%	70,087	≥	8.00%	87,609	≥10.00%
Tier 1 capital
Alliance	130,656	14.82%	35,269	≥	4.00%	N/A	N/A
Bank	122,296	13.96%	35,043	≥	4.00%	52,565	≥6.00%
Leverage
Alliance	130,656	9.43%	55,435	≥	4.00%	N/A	N/A
Bank	122,296	8.86%	55,208	≥	4.00%	69,010	≥5.00%
As of December 31, 2011
Total risk-based capital
Alliance	$137,273	15.97%	$68,749	≥	8.00%	N/A	N/A
Bank	128,479	15.05%	68,277	≥	8.00%	85,347	≥10.00%
Tier 1 capital
Alliance	126,481	14.72%	34,374	≥	4.00%	N/A	N/A
Bank	117,759	13.80%	34,139	≥	4.00%	51,208	≥6.00%
Leverage
Alliance	126,481	9.09%	55,680	≥	4.00%	N/A	N/A
Bank	117,759	8.50%	55,442	≥	4.00%	69,303	≥5.00%

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

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the SEC. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case (no rate change) information in the table shows (1) an estimate of our net portfolio value at September 30, 2012 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income for the twelve months ending September 30, 2013 assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current (September 30, 2012) rate levels and repricing balances are adjusted to current (September 30, 2012) rate levels. The rate change information (rate shocks) in the table shows estimates of net portfolio value at September 30, 2012 and net interest income for the twelve months ending September 30, 2013 assuming instantaneous rate changes of up 100, 200, and 300 basis points. Cash flows for non-maturity deposits are based on a decay or runoff rate based on average account age. Rate changes in the rate shock scenario are assumed to be shock or immediate changes and occur uniformly across the yield curve. In projecting future net interest income under the rate shock scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed post shock rate levels. Balances that reprice are assumed to reprice at post shock rate levels.

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

	Net Portfolio Value at September 30, 2012			Net Interest Income Twelve Months Ending September 30, 2013
		Change from Base			Change from Base
Rate Change Scenario	Amount	Dollar	Percent	Amount	Dollar	Percent
	(Dollars in thousands)
+300 basis point rate shock	$249,642	$9,061	3.8%	$28,310	$(10,182)	(26.5)%
+200 basis point rate shock	245,051	4,470	1.9%	31,579	(6,913)	(18.0)%
+100 basis point rate shock	236,043	(4,538)	(1.9)%	34,494	(3,998)	(10.4)%
Base case (no rate change)	240,581	—	—%	38,492	—	—%

Item 4.	Controls and Procedures

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

Neither Alliance nor the Bank has been involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business during the quarter ended September 30, 2012. Management believes that such proceedings are, in the aggregate, immaterial to our financial condition and results of operations.

Item 1A	Risk Factors

Our operations involve various risks that could have adverse consequences, including those described below and in Part I, Item 1A, “Risk Factors” in our 2011 Annual Report on Form 10-K.

Risks Related to the Merger with NBT Bancorp Inc.

If the merger is not completed, we will have incurred substantial expenses without our shareholders realizing the expected benefits.

We have incurred substantial expenses in connection with the merger transaction. These expenses would likely have a material adverse impact on our operating results because we would not have realized the expected benefits of the merger. There can be no assurance that the merger will be completed.

The merger agreement may be terminated in accordance with its terms and the merger may not be completed.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include:

•	approval of the merger agreement by NBT and Alliance stockholders;

•	the receipt of required regulatory approvals;

•	absence of orders prohibiting the completion of the merger;

•	effectiveness of the registration statement;

•	the continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements; and

•	the receipt by both parties of legal opinions from their respective tax counsels.

In addition, we may choose to terminate the merger agreement if the average daily closing sales prices of NBT’s common stock during the 10 trading day period ending on the trading day immediately preceding the date of receipt of all required regulatory approvals or the date that NBT and Alliance stockholder approval is obtained, whichever is later, is less than $17.74 and NBT’s common stock underperforms the NASDAQ Bank Index by more than 20%. Any such termination would be subject to the right of NBT to increase the amount of NBT common stock to be provided to our shareholders pursuant to the formula prescribed in the merger agreement.

The need for regulatory approvals may delay the date of completion of the merger or may diminish the benefits of the merger.

NBT is required to obtain the approvals of two bank regulatory agencies prior to completing the merger. Satisfying any requirements of these regulatory agencies may delay the date of completion of the merger. In addition, it is possible that, among other things, restrictions on the combined operations of the two companies, including divestitures, may be sought by governmental agencies as a condition to obtaining the required regulatory approvals. Any regulatory restrictions may diminish the benefits of the merger to NBT. NBT is not required to complete the merger if a governmental agency, as part of its authorization or approval, imposes any term, condition or restriction upon NBT that NBT reasonably determines would prohibit or materially limit the ownership or operation by it of any material portion of our or NBT’s business or assets, or that would compel NBT to dispose or hold separate any material portion of our or NBT’s assets.

Our directors and executive officers have financial interests in the merger that may be different from, or in addition to, the interests of our shareholders

In considering the information contained in this joint proxy statement/prospectus, you should be aware that Alliance’s executive officers and directors have financial interests in the merger that are different from, or in addition to, the interests of Alliance shareholders generally. These interests include, among other things:

•	the accelerated vesting of the outstanding Alliance restricted stock awards in accordance with their existing terms;

•	the right to receive cash severance, bonus payments and additional supplemental retirement plan benefits under certain circumstances;

•	the right to continued health insurance coverage under certain circumstances;

•	the right to continued indemnification and liability insurance coverage by NBT after the merger for acts or omissions occurring before the merger; and

•	the right to three seats on the NBT board of directors, and any related compensation for such services, if applicable.

Also, NBT entered into an agreement with Jack H. Webb regarding his continuing role with the combined company following the merger.

We will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees, suppliers and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers, suppliers and others who deal with us to seek to change existing business relationships with Alliance. Our employee retention and recruitment may be particularly challenging prior to the effective time of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results and, following the merger, the combined company. In addition, the merger agreement requires that we operate in the ordinary course of business consistent with past practice and restricts us from taking certain actions prior to the effective time of the merger or termination of the merger agreement. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

The termination fee and the restrictions on solicitation contained in the merger agreement may discourage other companies from trying to acquire Alliance.

Until the completion of the merger, we are prohibited from soliciting, initiating, encouraging, or with some exceptions, considering any inquiries or proposals that may lead to a proposal or offer for a merger or other business combination transaction with any person other than NBT. In addition, we have agreed to pay a termination fee of approximately $9.3 million to NBT in specified circumstances. These provisions could discourage other companies from trying to acquire us even though those other companies might be willing to offer greater value to our shareholders than NBT has offered in the merger. The payment of the termination fee also could have a material adverse effect on our results of operations.

After the merger is completed, our shareholders will become NBT stockholders and will have different rights that may be less advantageous than their current rights.

Upon completion of the merger, our shareholders will become NBT stockholders. Differences in our certificate of incorporation and bylaws and NBT’s certificate of incorporation and bylaws will result in changes to the rights of our shareholders who become NBT stockholders.

Our shareholders will have a reduced ownership and voting interest after the merger and will exercise less influence over management of the combined organization.

Our shareholders currently have the right to vote in the election of our board of directors and on various other matters affecting our company. After the merger, our shareholders will hold a percentage ownership of the combined organization that is much smaller than such shareholder’s current percentage ownership of Alliance. Accordingly, our shareholders will have less influence on the management and policies of the combined company than they now have on the management and policies of our company.

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

ALLIANCE FINANCIAL CORPORATION

DATE: November 9, 2012	/s/ Jack H. Webb
Jack H. Webb
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 9, 2012	/s/ J. Daniel Mohr
J. Daniel Mohr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger, dated as of October 7, 2012, by and among NBT Bancorp Inc. and Alliance Financial Corporation (incorporated herein by reference to Exhibit 2.1 to Alliance’s Current Report on Form 8-K filed with the SEC on October 9, 2012)

3.1	Amended and Restated Certificate of Incorporation of Alliance (incorporated herein by reference to Exhibit 3.1 to Alliance’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2011)

3.2	Amended and Restated Bylaws of Alliance (incorporated herein by reference to Exhibit 3.2 to Alliance’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2011)

4.1	Rights Agreement dated October 19, 2001 between Alliance Financial Corporation and American Stock Transfer & Trust Company, including the Certificate of Amendment to Alliance’s Certificate of Incorporation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference to exhibit 4.1 to Alliance’s Form 8-A12G filed with the SEC on October 25, 2001)

31.1*	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Financial statements from the Quarterly Report on Form 10-Q of Alliance Financial Corporation for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.