Form 10-K
period 2012-12-31
ALLIANCE FINANCIAL CORP /NY/
filed 2013-03-08
CIK 796317

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant was $148.8 million based on the closing sale price as reported on the NASDAQ Global Market.

The number of outstanding shares of our common stock, $1.00 par value per share, on March 1, 2013 was 4,776,398 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED

DECEMBER 31, 2012

ALLIANCE FINANCIAL CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, statements of our goals, intentions and expectations, statements regarding our business plans and prospects and growth and operating strategies, estimates of our risks, and future costs and benefits that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	changes in the interest rate environment that reduce margins;

•	changes in the regulatory environment;

•	the highly competitive industry and market area in which we operate;

•	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in credit market conditions;

•	changes in the securities markets which affect investment management revenues;

•	increases in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and assessments could adversely affect our financial condition;

•	changes in technology used in the banking business;

•	the soundness of other financial services institutions which may adversely affect our credit risk;

•	certain of our intangible assets may become impaired in the future;

•	our controls and procedures may fail or be circumvented;

•	new line of business or new products and services which may subject us to additional risks;

•	changes in key management personnel which may adversely impact our operations;

•	the effect on our operations of recent legislative and regulatory initiatives that were or may be enacted in response to the ongoing financial crisis;

•	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business;

•	risks related to the merger with NBT Bancorp Inc. as described in Item 1A “Risk Factors” in this Annual Report on Form 10-K; and

•	other factors detailed from time to time in our Securities and Exchange Commission (“SEC”) filings.

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

At December 31, 2012, we had 331 full-time equivalent employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits.

Pending Merger

On October 8, 2012, we reported that we entered into a definitive merger agreement (“Merger Agreement’) with NBT Bancorp Inc. (“NBT”). Under the terms of the Merger Agreement, NBT will acquire us for approximately $233.4 million based on the 5-day average closing price of NBT’s common stock for the period ended October 5, 2012, and we will merge with and into NBT, with NBT being the surviving corporation (the “Merger”). Immediately following the Merger, the Bank will be merged with and into NBT’s subsidiary bank, NBT Bank, N.A. (“NBT Bank”) and NBT Bank will continue as the surviving bank. Merger related expenses in non-interest expense totaled $3.4 million in 2012 and included $2.7 million for professional fees and $676,000 for personnel related accrual for estimated retention awards. The NBT stockholders voted to approve the Merger Agreement on March 5, 2013, and our shareholders voted to approve the Merger Agreement on March 7, 2013. The Merger is scheduled to be completed on March 8, 2013.

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

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of any class of voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider factors including, among others, the financial and managerial resources and future prospects of the bank holding company and the banks concerned; the convenience and needs of the communities to be served; and competitive factors. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank or bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. In addition, any entity is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of our outstanding common stock, or otherwise obtaining control or a “controlling influence” over us.

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

Our ability to pay dividends to our shareholders is primarily dependent on the ability of the Bank to pay dividends to Alliance. The ability of both Alliance and the Bank to pay dividends is limited by federal statutes, regulations and policies. For example, it is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the holding company’s expected future needs and financial condition. The policy provides that holding companies should not maintain a level of cash dividends that undermines the holding company’s ability to serve as a source of strength to its banking subsidiaries.

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

Capital Adequacy Guidelines for Bank Holding Companies

The Federal Reserve Board has established risk-based capital guidelines that are applicable to bank holding companies. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total assets (“leverage ratio”) of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%. The Federal Reserve Board capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Any bank holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized, and is required to submit an acceptable plan to the Federal Reserve Board for achieving capital adequacy. In addition, an undercapitalized company’s ability to pay dividends to its shareholders and expand its lines of business through the acquisition of new banking or non-banking subsidiaries also could be restricted by the Federal Reserve Board. The Federal Reserve Board may set higher minimum capital requirements for bank holding companies where circumstances warrant, such as companies anticipating significant growth or facing unusual risks. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.” Alliance’s Tier 1 and total risk-based capital ratios as of December 31, 2012 were 14.48% and 15.43%, respectively. In addition, the Federal Reserve Board has established a minimum leverage ratio of Tier 1 capital to total assets (“Tier 1 leverage ratio”) of 3.00% for the bank holding companies with the highest supervisory ratings. All other bank holding companies are required to maintain a Tier 1 leverage ratio of at least 4.00%. Alliance’s Tier 1 leverage ratio as of December 31, 2012 was 9.37%. The guidelines also provide that banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing internal growth, are expected to maintain capital ratios well above the minimum supervisory levels.

On March 1, 2005 the Federal Reserve Board issued a final rule allowing the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies within certain limits. At December 31, 2012, Alliance’s trust preferred securities comprised 20% of the sum of Alliance’s Tier 1 capital. However, pursuant to the Dodd-Frank Act, the ability of bank holding companies to continue to include trust preferred securities in Tier 1 capital will be limited in the future. Under Section 171 of the Dodd-Frank Act, the Federal Reserve must promulgate regulations implementing capital requirements for bank holding companies with assets greater than $500 million that are no less stringent than those applicable to insured depository institutions. Since depository institutions may not count trust preferred securities in Tier 1 capital (but may count them in Tier 2 capital), bank holding companies with over $500 million in assets will no longer be able to do so. Thus, trust preferred securities issued on or after May 19, 2010 may no longer be counted in Tier 1 capital of bank holding companies with over $500 million in assets. Trust preferred securities issued before May 19, 2010 by bank holding companies with assets of less than $15 billion as of year-end 2009 may continue to be included in Tier 1 capital until their original maturity. However, in its proposed capital rules, the Federal Reserve Board included a provision requiring bank holding companies with assets of less than $15 billion to phase-out the inclusion of trust preferred securities over a 10-year period. This rule is still pending. Alliance’s trust preferred securities are scheduled to mature in 2034 and 2036.

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

The Bank has in place a comprehensive program to ensure compliance with these requirements. In 2012, the Bank engaged in a very limited number of transactions of any kind with foreign financial institutions or foreign persons.

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

At December 31, 2012, the Bank was in the “well capitalized” category.

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

Risks Related to Our Business

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

We Are Subject to Lending Risk

There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic or credit market conditions in the markets where we operate as well as the State of New York and the United States. Increases in interest rates and/or weakening economic or credit market conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. We are also subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment of significant civil money penalties against us.

As of December 31, 2012, approximately 33% of our loan and lease portfolio consisted of commercial loans and leases net of unearned income. These types of loans are generally viewed as having more risk of default than conventional residential real estate loans or most consumer loans. Commercial loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

The Dodd-Frank Act also requires depository institution holding companies with assets greater than $500 million to be subject to capital requirements at least as stringent as those applicable to insured depository institutions, meaning, for instance, that such holding companies will no longer be able to count trust preferred securities issued on or after May 19, 2010 as Tier 1 capital. The Dodd-Frank Act permits holding companies with total consolidated assets of less than $15 billion to continue to count securities, including trust preferred securities, issued before May 19, 2010 in Tier 1 capital if the securities qualified as Tier 1 capital on that date for the remaining life of the security. However, in its proposed capital rules, the Federal Reserve Board included a provision requiring bank holding companies with assets of less than $15 billion to phase-out the inclusion of trust preferred securities over a 10-year period. Holding companies with total consolidated assets of $15 billion or greater will be required to phase out existing trust preferred and other non-qualifying securities from Tier 1 capital over a 3-year period beginning on January 1, 2013. Moreover, agreements among bank regulators across the world (including the United States) known as the Basel III capital accord also call for the removal of trust preferred securities from Tier 1 capital, encourage more reliance on common equity as the main component of capital, and call for increased levels of capital. Rules implementing Basel III have been proposed in the United States and are still pending.

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

The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 16 – Dividends and Restrictions in the notes to consolidated financial statements included elsewhere in this report.

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

Risks Related to the Merger with NBT Bancorp Inc.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We conduct business in Upstate New York through 29 banking offices and 2 administrative centers. We lease our corporate headquarters located in Syracuse, NY. Eleven banking offices and one of the administrative centers are subject to leases and/or long-term land leases. The remaining banking offices and administrative center are owned.

Item 3. Legal Proceedings

We are subject to various claims, legal proceedings and matters that arise in the ordinary course of business. In management’s opinion, no pending action, if adversely decided, would materially affect our financial condition. See Note 15 to our consolidated financial statements included elsewhere in this report for additional information.

In connection with the proposed merger with NBT, three plaintiffs filed purported class action lawsuits against Alliance, Alliance’s directors and NBT. All three purported class actions were brought in the Supreme Court of the State of New York, in the County of Onondaga, or the Court, and are captioned Oughterson v. Alliance Financial Corporation, et al. (No. 2012EF73, filed October 11, 2012), Stanard v. Alliance Financial Corporation, et al. (No. 2012EF75, filed October 22, 2012) and The Wire Family Trust of 1997 v. Alliance Financial Corporation et al. (No. 2012-5950, filed November 1, 2012). By Order dated December 10, 2012, the three cases were consolidated by the Court into a single action. The lawsuits allege that the Alliance directors breached their fiduciary duties to Alliance’s shareholders by seeking to sell Alliance through an allegedly unfair process and for an unfair price and on unfair terms, by soliciting shareholder approval of the proposed transaction through a Form S-4 that was alleged to be materially misleading, and that Alliance and NBT aided and abetted that breach. The lawsuits seek, among other things, equitable relief that would enjoin the merger, damages, and attorneys’ fees and costs. The plaintiffs also seek rescission of the merger (to the extent it has already been completed at the time that the court grants any relief). The parties have reached an agreement in principle to settle these cases and entered into a memorandum of understanding on January 15, 2013. As part of this memorandum of understanding, NBT and Alliance have agreed to disclose additional information in this joint proxy statement/prospectus, including information about matters discussed between the parties during the process of negotiating the merger, as well as information about the data that was analyzed and presented to the Alliance board of directors by its financial advisor. No substantive terms of the merger agreement will be modified as part of this settlement. The settlement is subject to review and approval by the Court.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Data

Our common stock is listed on the NASDAQ Global Market under the symbol “ALNC.” There were 842 shareholders of record as of December 31, 2012. The following table presents the high and low sales price during the periods indicated, as well as dividends declared.

	2012			2011
	High	Low	Dividend Declared	High	Low	Dividend Declared
1st Quarter	$32.85	$28.55	$0.31	$33.89	$29.50	$0.30
2nd Quarter	$34.46	$29.26	$0.31	$33.44	$27.34	$0.30
3rd Quarter	$41.85	$33.06	$0.32	$32.83	$26.37	$0.31
4th Quarter	$46.39	$38.95	$0.32	$32.93	$27.62	$0.31

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

Under the Merger Agreement, Alliance has agreed that, until the effective time of the merger or the termination of the merger agreement, Alliance and its subsidiaries will not, except as expressly permitted by the merger agreement or with the prior written consent of NBT (which consent NBT will not unreasonably withhold) declare or pay any dividend or other distribution on its capital stock other than: (a) dividends paid by wholly owned subsidiaries to Alliance or any other wholly owned subsidiary of Alliance; or (b) regular quarterly cash dividends not to exceed the rate paid during the fiscal quarter immediately preceding the date of the merger agreement.

Sales of Unregistered Securities and Purchases of Equity Securities

There were no sales by us of unregistered securities during the year ended December 31, 2012. There were no purchases made by or on behalf of us of our common stock during the fourth quarter of 2012.

Stock Performance Graph

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 3000 index and the SNL Bank NASDAQ index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2007 to 12/31/2012.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Alliance Financial Corporation	100.00	95.31	113.82	141.00	140.09	204.45
SNL Bank NASDAQ	100.00	72.62	58.91	69.51	61.67	73.51
Russell 3000	100.00	62.69	80.46	94.08	95.05	110.65

Item 6. Selected Financial Data

The summary information presented below at or for each of the years presented is derived in part from our consolidated financial statements. The following information is only a summary, and you should read it in conjunction with our consolidated financial statements and notes beginning on page F-1.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Financial Condition Data
Total assets	$1,406,357	$1,409,090	$1,454,622	$1,417,244	$1,367,358
Loans & leases, net of unearned income	928,094	872,721	898,537	914,162	910,755
Allowance for credit losses	8,571	10,769	10,683	9,414	9,161
Securities available-for-sale	336,493	374,306	414,410	362,158	310,993
Goodwill	30,844	30,844	30,844	32,073	32,073
Intangible assets, net	6,827	7,694	8,638	10,075	11,528
Deposits	1,094,993	1,083,065	1,134,598	1,075,671	937,882
Borrowings	121,169	136,310	142,792	172,707	238,972
Junior subordinated obligations	28,774	25,774	25,774	25,774	25,774
Shareholders’ equity	146,945	143,997	133,131	123,935	144,481
Common shareholders’ equity	146,945	143,997	133,131	123,935	117,563
Investment assets under management (Market value, not included in total assets)	$881,326	$827,504	$829,426	$786,302	$726,019

	Year ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except share and per share data)
Selected Operating Data
Interest income	$48,251	$55,759	$60,342	$63,962	$67,964
Interest expense	8,805	12,459	16,053	20,581	30,267

Net interest income	39,446	43,300	44,289	43,381	37,697
Provision for credit losses	(300)	1,910	4,085	6,100	5,502
Net interest income after provision for credit losses	39,746	41,390	40,204	37,281	32,195
Non-interest income	18,851	20,002	20,505	20,811	20,360

Total operating income	58,597	61,392	60,709	58,092	52,555

Non-interest expense	46,442	43,581	44,480	43,208	39,378

Income before taxes	12,155	17,811	16,229	14,884	13,177
Income tax expense	2,967	4,514	4,605	3,436	2,820

Net income	$9,188	$13,297	$11,624	$11,448	$10,357
Dividends and accretion of discount on preferred stock	—	—	—	1,084	47

Net income available to common shareholders	$9,188	$13,297	$11,624	$10,364	$10,310

Stock and Per Share Data
Basic earnings per common share	$1.92	$2.80	$2.49	$2.25	$2.23
Diluted earnings per common share	$1.92	$2.80	$2.48	$2.24	$2.21
Basic weighted average common shares outstanding	4,701,687	4,670,052	4,619,718	4,514,268	4,542,957
Diluted weighted average common shares outstanding	4,701,687	4,675,212	4,640,096	4,543,069	4,565,709
Cash dividends declared	$1.26	$1.22	$1.16	$1.08	$1.00
Dividend payout ratio(1)	65.6%	43.6%	46.8%	48.2%	44.6%
Common book value	$30.73	$30.19	$28.15	$26.86	$25.67
Tangible common book value(2)	$22.85	$22.11	$19.80	$17.72	$16.15

	Year ended December 31,
	2012	2011	2010	2009	2008
Selected Financial and Other Data(3)

Performance Ratios
Return on average assets	0.65%	0.92%	0.81%	0.81%	0.78%
Return on average equity	6.40%	9.88%	9.17%	8.68%	8.77%
Return on average common equity	6.40%	9.88%	9.17%	8.46%	8.80%
Return on average tangible common equity	8.71%	13.91%	13.64%	13.02%	14.19%
Non-interest income to total income(4)	32.34%	30.10%	30.44%	30.06%	34.86%
Efficiency ratio(5)	79.66%	70.35%	69.86%	69.66%	68.04%

Rate/Yield Information
Yield on interest-earning assets (tax equivalent)	3.89%	4.37%	4.78%	5.15%	5.88%
Cost of interest-bearing liabilities	0.83%	1.11%	1.42%	1.85%	2.87%
Net interest rate spread	3.06%	3.26%	3.36%	3.30%	3.01%
Net interest margin (tax equivalent)(6)	3.21%	3.43%	3.55%	3.55%	3.35%

	At or for the Year ended December 31,
	2012	2011	2010	2009	2008
Asset Quality Ratios
Nonperforming loans and leases to total loans and leases	0.52%	1.30%	0.95%	0.94%	0.49%
Nonperforming assets to total assets	0.39%	0.84%	0.63%	0.64%	0.38%
Allowance for credit losses to nonperforming loans and leases	178.4%	95.4%	125.8%	109.7%	204.6%
Allowance for credit losses to total loans and leases	0.93%	1.24%	1.19%	1.03%	1.01%
Net charge-offs to average loans and leases	0.21%	0.21%	0.31%	0.63%	0.53%

Equity Ratios
Total common shareholders’ equity to total assets	10.45%	10.22%	9.15%	8.74%	8.60%
Tangible common equity to tangible assets(7)	7.98%	7.69%	6.62%	5.95%	5.59%

Regulatory Ratios
Consolidated:
Tier 1 (core) capital	9.37%	9.09%	8.28%	7.55%	9.59%
Tier 1 risk-based capital	14.32%	14.72%	13.43%	12.07%	14.05%
Tier 1 risk based common capital(8)	11.58%	11.81%	10.56%	9.22%	11.24%
Total risk-based capital	15.27%	15.97%	14.65%	13.14%	15.08%
Bank:
Tier 1 (core) capital	8.91%	8.50%	7.72%	7.14%	8.97%
Tier 1 risk-based capital	13.65%	13.80%	12.56%	11.47%	13.15%
Total risk-based capital	14.60%	15.05%	13.79%	12.55%	14.19%

(1)	Cash dividends declared per common share divided by diluted earnings per share.
(2)	Common shareholders’ equity less goodwill and intangible assets divided by common shares outstanding.
(3)	Averages presented are daily averages.
(4)	Non-interest income (net of realized gains and losses on securities and non-recurring items) divided by the sum of net interest income and non-interest income (net of realized gains and losses on securities and non-recurring items).
(5)	Non-interest expense divided by the sum of net interest income and non-interest income (net of realized gains and losses on securities and non-recurring items).
(6)	Tax equivalent net interest income divided by average interest-earning assets.

(7)	We use certain non-GAAP U.S. generally accepted accounting principles or GAAP financial measures, such as the Tangible Common Equity to Tangible Assets ratio (TCE), to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector. We believe TCE is useful because it is a measure utilized by regulators, market analysts and investors in evaluating a company’s financial condition and capital strength. TCE, as defined by us, represents common equity less goodwill and intangible assets. The following table presents a reconciliation from our GAAP Total Equity to Total Assets ratio to the Non-GAAP Tangible Common Equity to Tangible Assets ratio (dollars in thousands):

	Year ended December 31,
	2012	2011	2010	2009	2008

Total assets	$1,406,357	$1,409,090	$1,454,622	$1,417,244	$1,367,358
Less: Goodwill and intangible assets, net	37,671	38,538	39,482	42,148	43,601

Tangible assets (non-GAAP)	1,368,686	1,370,552	1,415,140	1,375,096	1,323,757

Total Common Equity	146,945	143,997	133,131	123,935	117,563
Less: Goodwill and intangible assets, net	37,671	38,538	39,482	42,148	43,601

Tangible Common Equity (non-GAAP)	109,274	105,459	93,649	81,787	73,962

Total Equity/Total Assets	10.45%	10.22%	9.15%	8.74%	8.60%
Tangible Common Equity/Tangible Assets (non-GAAP)	7.98%	7.69%	6.62%	5.95%	5.59%

(8)	Tier 1 capital excluding junior subordinated obligations issued to unconsolidated trusts divided by total risk-adjusted assets

Summarized quarterly financial information for the years ended December 31, 2012 and 2011 is as follows:

	Year ended	Three months ended
	12/31/12	12/31/12	9/30/12	6/30/12	3/31/12
		(Dollars in thousands, except share and per share data)
Total interest income	$48,251	$11,592	$11,979	$12,217	$12,463
Total interest expense	8,805	1,946	2,025	2,212	2,622

Net interest income	39,446	9,646	9,954	10,005	9,841
Provision for credit losses	(300)	—	—	(300)	—
Non-interest income	18,851	5,267	4,584	4,524	4,476
Non-interest expense	46,442	12,825	11,713	11,016	10,888

Income before income taxes	12,155	2,088	2,825	3,813	3,429
Income tax expense	2,967	742	540	895	790

Net Income	$9,188	$1,346	$2,285	$2,918	$2,639

Basic earnings per common share	$1.92	$0.28	$0.48	$0.61	$0.55
Diluted earnings per common share	$1.92	$0.28	$0.48	$0.61	$0.55
Basic weighted average shares outstanding	4,701,687	4,704,855	4,702,294	4,700,992	4,698,567
Diluted weighted average shares outstanding	4,701,687	4,704,855	4,702,294	4,700,992	4,698,567
Cash dividends declared per common share	$1.26	$0.32	$0.32	$0.31	$0.31
Net interest margin (tax equivalent)	3.21%	3.12%	3.23%	3.26%	3.22%
Return on average assets	0.65%	0.38%	0.64%	0.82%	0.74%
Return on average equity	6.40%	3.66%	6.32%	8.21%	7.51%
Return on average tangible common equity	8.71%	4.93%	8.57%	11.22%	10.33%
Non-interest income to total income	32.34%	35.32%	31.54%	31.14%	31.26%
Efficiency ratio	79.66%	86.00%	80.56%	75.52%	76.05%

	Year ended	Three months ended
	12/31/11	12/31/11	9/30/11	6/30/11	3/31/11
		(Dollars in thousands, except share and per share data)
Total interest income	$55,759	$12,942	$14,061	$14,494	$14,262
Total interest expense	12,459	2,928	3,064	3,188	3,279

Net interest income	43,300	10,014	10,997	11,306	10,983
Provision for credit losses	1,910	800	750	160	200
Non-interest income	20,002	5,062	5,919	4,435	4,586
Non-interest expense	43,581	10,640	11,139	10,823	10,979

Income before income taxes	17,811	3,636	5,027	4,758	4,390
Income tax expense	4,514	791	1,360	1,279	1,084

Net Income	$13,297	$2,845	$3,667	$3,479	$3,306

Basic earnings per common share	$2.80	$0.60	$0.77	$0.73	$0.70
Diluted earnings per common share	$2.80	$0.60	$0.77	$0.73	$0.70
Basic weighted average shares outstanding	4,670,052	4,687,802	4,667,355	4,662,752	4,662,044
Diluted weighted average shares outstanding	4,675,212	4,689,427	4,673,908	4,670,530	4,670,674
Cash dividends declared per share	$1.22	$0.31	$0.31	$0.30	$0.30
Net interest margin (tax equivalent)	3.43%	3.24%	3.48%	3.53%	3.44%
Return on average assets	0.92%	0.80%	1.01%	0.95%	0.90%
Return on average equity	9.88%	8.19%	10.69%	10.45%	10.27%
Return on average tangible common equity	13.91%	11.34%	14.91%	14.80%	14.80%
Non-interest income to total income	30.10%	33.58%	29.47%	28.17%	29.46%
Efficiency ratio	70.35%	70.58%	71.45%	68.76%	70.52%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2012 Highlights and Overview

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

The following is a summary of key financial results for the year ended December 31, 2012:

•	Total assets were $1.4 billion and total deposits were $1.1 billion at December 31, 2012 and December 31, 2011.

•	Net income was $9.2 million in 2012, compared with $13.3 million in 2011. After-tax merger related expenses were $2.0 million in 2012.

•	Net income per diluted common share was $1.92 in 2012 compared with $2.80 in 2011. After-tax merger related expenses were $0.43 per diluted common share in 2012.

•	Net interest income was $39.4 million in 2012, compared with $43.3 million in 2011.

•	The tax-equivalent net interest margin was 3.21% in 2012 compared with 3.43% in 2011.

•	A negative provision for credit losses of $300,000 was recorded in 2012, compared with provision expense of $1.9 million in 2011.

•	Total non-performing assets were $5.5 million or 0.39% of total assets at December 31, 2012 compared with $11.8 million, or 0.84% at December 31, 2011.

•	Non-interest income, excluding securities gains, was 32.3% of total revenue in 2012 compared with 30.1% in 2011.

•	Our efficiency ratio was 79.7% in 2012 compared with 70.4% in 2011. Excluding merger related expenses, our efficiency ratio was 73.9% in 2012.

On October 8, 2012, we reported that we entered into a definitive Merger Agreement with NBT. Under the terms of the Merger Agreement, NBT will acquire us for approximately $233.4 million based on the 5-day average closing price of NBT’s common stock for the period ended October 5, 2012, and we will merge with and into NBT, with NBT being the surviving corporation (the “Merger”). Immediately following the Merger, the Bank will be merged with and into NBT’s subsidiary bank, NBT Bank and NBT Bank will continue as the surviving bank. Merger related expenses in non-interest expense totaled $3.4 million in 2012 and included $2.7 million for professional fees and $676,000 for personnel related accrual for estimated retention awards. The NBT stockholders voted to approve the Merger Agreement on March 5, 2013, and our shareholders voted to approve the Merger Agreement on March 7, 2013. The Merger is scheduled to be completed on March 8, 2013.

The following discussion is intended to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this report.

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

	Years ended December 31,
	2012			2011			2010
	Avg. Balance	Amt. of Interest	Avg. Yield/ Rate	Avg. Balance	Amt. of Interest	Avg. Yield/ Rate	Avg. Balance	Amt. of Interest	Avg. Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Federal funds sold	$53,325	$136	0.25%	$15,890	$22	0.14%	$8,823	$8	0.10%
Taxable investment securities	266,353	6,307	2.37%	342,781	10,470	3.04%	314,271	10,795	3.43%
Nontaxable investment securities	72,286	3,991	5.52%	79,785	4,480	5.62%	74,456	4,352	5.84%
FHLB and FRB stock	8,067	402	4.99%	8,842	433	4.90%	9,005	499	5.54%
Residential real estate loans	322,438	15,751	4.88%	329,773	17,108	5.19%	351,922	18,731	5.32%
Commercial loans	133,946	5,667	4.23%	124,464	5,414	4.35%	105,424	4,933	4.68%
Commercial real estate loans	128,274	6,639	5.18%	119,407	6,454	5.41%	104,150	6,151	5.91%
Non-taxable commercial loans	12,161	688	5.66%	9,197	492	5.35%	8,639	478	5.53%
Taxable leases (net of unearned income)	6,503	400	4.15%	21,455	1,272	5.93%	39,978	2,384	5.96%
Nontaxable leases (net of unearned income)	8,884	574	6.46%	11,685	752	6.44%	13,908	900	6.47%
Indirect auto loans	184,511	6,163	3.34%	165,880	7,214	4.35%	182,085	9,194	5.05%
Consumer loans	88,490	3,319	3.75%	90,621	3,594	3.97%	91,389	3,865	4.23%

Total interest-earning assets	1,285,238	50,037	3.89%	1,319,780	57,705	4.37%	1,304,050	62,290	4.78%
Non-interest-earning assets:
Other assets	135,342			132,816			137,803
Allowance for credit losses	(9,357)			(10,933)			(10,370)
Net unrealized gains on available-for-sale securities	11,732			10,532			9,610

Total	$1,422,955			$1,452,195			$1,441,093

Liabilities & Shareholders’ Equity:
Demand deposits	$153,960	$127	0.08%	$147,236	$225	0.15%	$141,124	$490	0.35%
Savings deposits	113,961	123	0.11%	106,279	210	0.20%	99,799	377	0.38%
MMDA deposits	366,292	1,038	0.28%	364,800	1,609	0.44%	357,572	2,675	0.75%
Time deposits	269,363	3,564	1.32%	333,138	5,673	1.70%	359,532	7,216	2.01%

Total interest-bearing deposits	903,576	4,852	0.54%	951,453	7,717	0.81%	958,027	10,758	1.13%
Borrowings	127,941	3,275	2.56%	143,439	4,104	2.86%	146,296	4,650	3.18%
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	678	2.63%	25,774	638	2.47%	25,774	645	2.50%

Total interest-bearing liabilities	1,057,291	8,805	0.83%	1,120,666	12,459	1.11%	1,130,097	16,053	1.42%
Non-interest-bearing liabilities:
Demand deposits	205,532			181,039			167,912
Other liabilities	16,517			15,917			16,383
Shareholders’ equity	143,615			134,573			126,701

Total	$1,422,955			$1,452,195			$1,441,093

Net interest income (tax equivalent)		$41,232			$45,246			$46,237

Net interest rate spread			3.06%			3.26%			3.36%
Net interest margin (tax equivalent)			3.21%			3.43%			3.55%
Federal tax exemption on nontaxable investment securities, loans and leases included in interest income		1,786			1,946			1,948

Net interest income		$39,446			$43,300			$44,289

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

	2012 Compared to 2011			2011 Compared to 2010
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Federal funds sold	$85	$29	$114	$8	$6	$14
Taxable investment securities	(2,094)	(2,069)	(4,163)	944	(1,269)	(325)
Non-taxable investment securities	(411)	(78)	(489)	298	(170)	128
FHLB and FRB stock	(39)	8	(31)	(9)	(57)	(66)
Residential real estate loans	(368)	(989)	(1,357)	(1,169)	(454)	(1,623)
Commercial loans	405	(152)	253	846	(365)	481
Commercial real estate loans	467	(282)	185	852	(549)	303
Non-taxable commercial loans	166	30	196	30	(16)	14
Taxable leases (net of unearned income)	(918)	46	(872)	(1,100)	(12)	(1,112)
Non-taxable leases (net of unearned income)	(180)	2	(178)	(144)	(4)	(148)
Indirect loans	750	(1,801)	(1,051)	(774)	(1,206)	(1,980)
Consumer loans	(82)	(193)	(275)	(33)	(238)	(271)

Total interest-earning assets	(2,219)	(5,449)	(7,668)	(251)	(4,334)	(4,585)

Interest-bearing demand deposits	10	(108)	(98)	21	(286)	(265)
Savings deposits	14	(101)	(87)	23	(190)	(167)
MMDA deposits	7	(578)	(571)	54	(1,120)	(1,066)
Time deposits	(973)	(1,136)	(2,109)	(498)	(1,045)	(1,543)
Borrowings	(420)	(409)	(829)	(89)	(457)	(546)
Junior subordinated obligations issued to unconsolidated subsidiary trusts	—	40	40	—	(7)	(7)

Total interest-bearing liabilities	(1,362)	(2,292)	(3,654)	(489)	(3,105)	(3,594)

Net interest income (tax equivalent)	$(857)	$(3,157)	$(4,014)	$238	$(1,229)	$(991)

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

General

Net income was $9.2 million or $1.92 per diluted common share for the year ended December 31, 2012, compared with $13.3 million or $2.80 per diluted common share in 2011. Expenses related to our pending merger with NBT totaled $2.0 million after tax or $0.43 per share in 2012. The return on average assets and return on average shareholders’ equity were 0.65% and 6.40%, respectively, in 2012, compared with 0.92% and 9.88%, respectively, in 2011.

Net interest income decreased $3.9 million in 2012 compared with 2011 due to the continuing pressure on our net interest margin caused by the exceptionally low interest rate environment.

Net Interest Income

Net interest income totaled $39.4 million in 2012, which was a decrease of $3.9 million or 8.9% compared with $43.3 million in 2011. The decrease in net-interest income resulted from a decline in the net interest margin and a slight decrease in average interest-earning assets in 2012.

Average interest-earning assets were $1.3 billion in 2012, which was a decrease of $34.5 million compared with 2011. An $85.8 million decrease in securities was partially offset by a $12.7 million increase in loans and leases.

The tax-equivalent net interest margin was 3.21% in 2012, compared with 3.43% in 2011. The tax-equivalent yield on interest-earning assets decreased 48 basis points in 2012 compared with 2011, which was partially offset by a 28 basis point decrease in our cost of interest-bearing liabilities over the same period. The tax-equivalent yield on our interest-earning assets was 3.89% in 2012, compared with 4.37% in 2011. Our cost of interest-bearing liabilities was 0.83% in 2012, compared with 1.11% in 2011.

Since December 2008, the Federal Reserve has maintained its target fed funds rate between zero and 0.25%, and has carried out a number of policy actions designed to lower long-term interest rates. These monetary policy actions, along with volatility in equity markets, weak economic conditions and federal government economic stimulus efforts, among other factors, have caused yields on U.S. Treasury securities to drop to exceptionally low levels throughout much of the past four years. This persistently low interest rate environment has caused an ongoing decline over the past four years in the returns on our interest-earning assets, consistent with much of the financial industry. As a result the tax-equivalent yield on our securities portfolio decreased 50 basis points in 2012 compared to 2011. The yield on our commercial loans, residential loans and consumer (including indirect) loans decreased 15 basis points, 31 basis points and 74 basis points, respectively, in 2012 compared to 2011.

The cost of our interest-bearing liabilities decreased in 2012 compared to 2011 due to a combination of the low interest rate environment, our deposit pricing strategies and a deposit mix that remains heavily weighted in low-cost interest-bearing transaction accounts (demand, savings and money market) whose rates can be immediately changed at our discretion. However, we have not been able to reduce our cost of our interest-bearing liabilities sufficient to offset our declining asset yields in recent quarters due to the absolute low levels of our deposit rates. The average cost of money market and time deposits dropped 16 basis points and 38 basis points, respectively in 2012 compared to 2011. Average interest-bearing transaction accounts comprised 70.2% of total average interest-bearing deposits in 2012, compared to 65.0% in 2011. We also reduced our cost of borrowings by 30 basis points in 2012 compared to 2011 primarily through a restructuring of FHLB advances totaling $50.0 million in June 2012. The restructurings resulted in prepayment penalties of $2.1 million, which are being amortized as an adjustment to interest expense over the remaining term of the restructured debt in accordance with U.S. generally accepted accounting principles. The restructuring had the effect of extending the maturities of the restructured borrowings by 3.3 years and lowering the annual average effective cost by 148 basis points.

Our liability mix remained favorably weighted towards transaction accounts (including non-interest bearing demand deposits) in 2012 as retail and municipal depositors continue to refrain from investing funds in time accounts at very low, yet competitive rates, and also because of the buildup of cash on corporate customers’ balance sheets. The aggregate average balance of transaction accounts was $839.7 million or 75.7% of total deposits in 2012, compared with $799.4 million or 70.6% in 2011. Average time account balances in 2012 were $269.4 million or 24.3% of total average deposits, compared with $333.1 million or 29.4% in 2011. Our ability to gather and retain transaction deposits in recent years has been greatly enhanced by our strong financial position and earnings performance, enhanced product offerings including upgraded treasury management and internet banking platforms, and a high positive awareness of our brand. Environmental factors such as equity market volatility and risk aversion among retail investors have also played a role in the growth in our transaction accounts.

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

The following table sets forth certain information on non-interest income for the years indicated:

	Years ended December 31,
	2012	2011	Change
	(In thousands)
Investment management income	$7,603	$7,746	$(143)	(1.8)%
Service charges on deposit accounts	4,277	4,463	(186)	(4.2)%
Card-related fees	2,772	2,701	71	2.6%
Income from bank-owned life insurance	1,258	1,018	240	23.6%
Gain on sale of loans	1,809	1,283	526	41.0%
Gains on sale of securities available-for-sale	—	1,325	(1,325)	(100.0)%
Other non-interest income	1,132	1,466	(334)	(22.8)%

Total non-interest income	$18,851	$20,002	$(1,151)	(5.8)%

Non-interest income was $18.9 million in 2012, compared with $20.0 million in 2011. We did not sell securities in 2012 and therefore gains on sales of investment securities decreased $1.3 million compared with 2011. The increase in income from bank-owned life insurance resulted from the settlement of a policy on a former employee in 2012. Gains on the sale of loans increased $526,000 compared with 2011 due to a combination of higher volumes of mortgages originated and sold in 2012 along with higher premiums on mortgages sold.

Non-interest income (excluding gains on securities sales) accounted for 32.3% of total revenue in 2012, compared with 30.1% in 2011.

Non-Interest Expenses

The following table sets forth certain information on non-interest expenses for the years indicated:

	Years ended December 31
	2012	2011	Change
	(In thousands)
Salaries and employee benefits	$23,631	$21,902	$1,729	7.9%
Occupancy and equipment expenses	7,066	7,283	(217)	(3.0)%
Communication expense	623	599	24	4.0%
Office supplies and postage expense	1,182	1,142	40	3.5%
Marketing expense	772	898	(126)	(14.0)%
Amortization of intangible assets	867	944	(77)	(8.2)%
Professional fees	5,372	3,087	2,285	74.0%
FDIC insurance premium	866	1,061	(195)	(18.4)%
Other non-interest expense	6,063	6,665	(602)	(9.0)%

Total non-interest expenses	$46,442	$43,581	$2,861	6.6%

Non-interest expenses were $46.4 million in 2012, compared with $43.6 million in 2011. Merger related expenses totaled $3.4 million in 2012 and included $2.7 million for professional fees and $676,000 for employee related accruals for estimated retention awards.

Our efficiency ratio was 79.7% in 2012, compared with 70.4% in 2011. Excluding merger related expenses and other non-recurring items, the efficiency ratio was 73.9% in 2012.

Income Tax Expense

Our effective tax rate was 24.4% in 2012, compared with 25.3% in 2011. The decrease in our effective tax rate from 2011 was due to a higher level of tax-exempt income as a percentage to total taxable income.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

General

Net income was $13.3 million for the year ended December 31, 2011, compared with $11.6 million in 2010. Net income available to common shareholders was $13.3 million or $2.80 per diluted share in 2011, compared with $11.6 million or $2.48 per diluted share in 2010.

Net Interest Income

Net interest income totaled $43.3 million in 2011, a decrease of $989,000 or 2.2% compared with $44.3 million in 2010. The decrease in net interest income resulted from a decline in the net interest margin partially offset by an increase in average interest-earning assets.

Average interest-earning assets increased $14.4 million in 2011 compared with 2010, with a $33.8 million increase in securities offsetting a $25.0 million decrease in loans and leases. The tax equivalent net interest margin was 3.43% in 2011 compared with 3.55% in 2010. The tax-equivalent yield on interest-earning assets decreased 40 basis points in 2011 compared with 2010, which was partially offset by a 31 basis point decrease in our cost of interest-bearing liabilities over the same period. The tax-equivalent yield on our interest-earning assets was 4.37% in 2011, compared to 4.78% in 2010. Our cost of interest-bearing liabilities was 1.11% in 2011, compared with 1.42% in 2010.

The low interest rate environment of the last few years has resulted in declining yields for all of our interest- earning asset, consistent with much of the financial industry. Yields on our securities portfolio and on our commercial loans and consumer loans were most affected in 2011 by the low interest rate environment. The tax-equivalent yield on our securities portfolio decreased 38 basis points in 2011 compared with 2010. The yield on our commercial loans and consumer (including indirect) loans decreased 42 basis points and 56 basis points, respectively, in 2011.

Changes in our asset mix also contributed to the decline in the interest-earning assets yield in 2011, as securities comprised a larger portion of our earning assets in 2011 as compared to 2010 due to difficulty in growing our loan portfolio as the result of weak economic and credit market conditions and the decision to sell many of our fixed rate residential mortgage originations for interest rate risk management purposes. The yields on the securities we hold are typically lower than the yields on our loans and leases. Securities comprised 32.0% of average interest-earning assets in 2011, compared with 29.8% in 2010.

The cost of our interest-bearing liabilities decreased 31 basis points in 2011 due to a combination of the low interest rate environment, our deposit pricing strategies and a favorable change in the mix of our interest-bearing liabilities, with lower-cost interest-bearing transaction accounts (savings, demand and money market) comprising a larger portion of our interest-bearing liabilities in 2011 compared to 2010. The average balance of interest-bearing transaction accounts increased $19.8 million or 3.3% in 2011 and totaled $618.3 million or 65.0% of total interest-bearing deposits in 2011, compared with $598.5 million or 62.5% of average interest-bearing deposits in 2011.

Our liability mix remained favorably weighted toward transaction accounts in 2011 as we continued to focus on increasing our transaction account balances and as we refrained from offering premium rates on time accounts. The aggregate average balance of transaction accounts (including non-interest bearing demand deposits) was $799.4 million in 2011, which was an increase of $32.9 million or 4.3% from the aggregate average balances of $766.4 million in 2010. Average transaction account balances comprised 70.6% of total average deposits in 2011, compared with 68.1% in 2010. Average time account balances in 2011 were $333.1 million or 29.4% of total average deposits, compared with $359.5 million or 31.9% in 2010.

Non-Interest Income

The following table sets forth certain information on non-interest income for the years indicated:

	Years ended December 31,
	2011	2010	Change
		(In thousands)
Investment management income	$7,746	$7,316	$430	5.9%
Service charges on deposit accounts	4,463	4,509	(46)	(1.0)%
Card-related fees	2,701	2,563	138	5.4%
Insurance agency income	—	1,283	(1,283)	(100.0)
Income from bank-owned life insurance	1,018	1,058	(40)	(3.8)%
Gain on sale of loans	1,283	1,394	(111)	(8.0)%
Gains on sale of securities available-for-sale	1,325	308	1,017	330.2%
Other non-interest income	1,466	2,074	(608)	(29.3)%

Total non-interest income	$20,002	$20,505	$(503)	(2.5)%

Non-interest income decreased $503,000 or 2.5% to $20.0 million in 2011. Investment management income increased $430,000 or 5.9% in 2011 primarily as a result of the impact of changes in equity and debt markets on the value of assets under management. Insurance agency income decreased $1.3 million due to the sale of our insurance agency operations in December 2010. The elimination of the operating expenses associated with our insurance agency substantially offset the revenue decline in 2011. Gains on the sale of securities available-for-sale increased to $1.3 million in 2011 compared with $308,000 in 2010 due to increased sales activity in 2011. Other non-interest income decreased $608,000 in 2011 compared with 2010 due primarily to the gain of $815,000 recognized on the sale of the insurance agency in 2010.

Non-interest income (excluding securities gains and the gain on the sale of the insurance agency) comprised 30.1% of total revenue in 2011 compared with 30.41% in 2010.

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

Non-interest expenses decreased $899,000 or 2.0% to $43.6 million in 2011. Salaries and benefits expense decreased $417,000 or 1.9% due to discontinuation of salaries and benefits for the insurance agency’s employees in 2011. FDIC insurance expense decreased $540,000 or 33.7% in 2011 compared with 2010 primarily due to the change implemented by the FDIC in the basis for calculating insurance premiums Other non-interest expense increased $747,000 or 12.6% in 2011 compared with 2010 due primarily to the $555,000 write-down of vacant bank-owned property recorded in the third quarter of 2011.

Our efficiency ratio was 70.3% in 2011 compared with 69.9% in 2010.

Income Tax Expense

Our effective tax rate (excluding the gain and related tax on the sale of the insurance agency) was 25.3% in 2011 and 24.6% in 2010.

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

General

Total assets were $1.4 billion at December 31, 2012, which was nearly unchanged from the end of 2011. Loans and leases (net of unearned income) were $928.1 million at the end of 2012, representing growth of $55.4 million from the end of 2011. The growth in our loan portfolio was funded primarily through cash generated from amortization and maturities of investment securities, which decreased $37.8 million in 2012.

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

The following table sets forth the amortized cost and market value for our available-for-sale securities portfolio:

	At December 31,
	2012		2011		2010
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale:
Debt securities:
U.S. Treasury obligations	$15,147	$15,148	$—	$—	$—	$—
Obligations of U.S. government-sponsored corporations	—	—	3,134	3,190	4,020	4,186
Obligations of states and political subdivisions	66,479	71,230	77,541	82,299	77,246	78,212
Mortgage-backed securities - residential	241,482	246,982	279,393	285,706	324,294	329,010

Total debt securities	323,108	333,360	360,068	371,195	405,560	411,408

Stock investments:
Equity securities	—	—	—	—	1,852	1,995
Mutual funds	3,000	3,133	3,000	3,111	1,000	1,007

Total stock investments	3,000	3,133	3,000	3,111	2,852	3,002

Total available for sale	326,108	336,493	363,068	374,306	408,412	414,410
Net unrealized gains on available-for-sale securities	10,385		11,238		5,998

Total carrying value	$336,493		$374,306		$414,410

Investment securities totaled $336.5 million at December 31, 2012, compared with $374.3 million at December 31, 2011. Our portfolio is comprised entirely of investment grade securities, the majority of which are rated “AAA” by one or more of the nationally recognized rating agencies. The breakdown of the securities portfolio at December 31, 2012 was 73.4% government-sponsored entity guaranteed mortgage-backed securities, 21.2% municipal securities and 4.5% obligations of U.S. government-sponsored corporations. Mortgage-backed securities, which totaled $247.0 million at December 31, 2012, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the U.S. government. Our municipal securities portfolio, which totaled $71.2 million at the end of 2012, is primarily comprised of highly rated general obligation bonds issued by local municipalities in New York State.

We had net unrealized gains of approximately $10.4 million in our securities portfolio at December 31, 2012, compared with net unrealized gains of $11.2 million at December 31, 2011.

In the first quarter of 2013, we sold mortgage-backed securities with an aggregate carrying value of $70.4 million, and recognized $1.6 million of gains before taxes. The securities sold had an aggregate par value of $66.8 million, a weighted average maturity of 2.7 years, a weighted average coupon of 3.94%, and a weighted average yield of 1.75%. The proceeds were reinvested in similar government-guaranteed mortgage-backed securities with a weighted average maturity of 4.7 years, a weighted average coupon of 1.48% and a weighted average yield of 1.51%. The purpose of the sale and reinvestment transactions was to reduce our exposure to higher coupon securities and the associated risk that an increase in prepayments on the underlying mortgage loans could negatively impact the value of these securities.

The following table sets forth as of December 31, 2012, the maturities and the weighted-average yields of our debt securities, which have been calculated on the basis of the amortized cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis (in thousands):

	At December 31, 2012
	Amount Maturing Within One Year or Less	Amount Maturing After One Year but Within Five Years	Amount Maturing After Five Years but Within Ten Years	Amount Maturing After Ten Years	Total Amortized Cost

U.S. Treasury obligations	$15,147	—	—	—	$15,147
Obligations of states and political subdivisions	5,808	24,783	29,392	6,496	66,479
Mortgage-backed securities	77,811	126,687	26,970	10,014	241,482

Total debt securities available-for-sale	$98,766	$151,470	$56,362	$16,510	$323,108

Weighted average yield at year end (1)	2.10%	2.72%	3.54%	3.63%	2.72%

(1)	Weighted average yields on the tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a marginal federal tax rate of 34%. These yields are an arithmetic computation of interest income divided by average balance and may differ from the yield to maturity, which considers the time value of money.

Loans and Leases

The loan and lease portfolio is the largest component of our interest-earning assets and it generates the largest portion of our interest income. We provide a full range of credit products through our branch network and through our commercial lending line of business. Consistent with our focus on providing community banking services, we generally do not attempt to diversify geographically by making a significant amount of loans to borrowers outside of our primary service area. Loans are primarily generated internally and the majority of our lending activity takes place in the New York State counties of Cortland, Madison, Onondaga, Oneida, Oswego and nearby counties. In addition, we originate indirect auto loans in the western counties of New York State. In connection with our ongoing strategic planning and balance sheet management processes, Alliance Leasing, Inc. ceased origination of new transactions in the third quarter of 2008. The operations of Alliance Leasing are currently limited to servicing the existing lease portfolio.

Total loans and leases, net of unearned income and deferred costs, were $928.1 million at December 31, 2012, compared with $872.7 million at December 31, 2011. Loan origination volumes in 2012 increased $106.6 million, or 42%, to $361.9 million, compared with $255.3 million in 2011 on increased demand in each of our commercial, residential mortgage and indirect lending businesses.

Residential mortgages outstanding increased $12.2 million to $329.0 million at the end of 2012. Originations of residential mortgages totaled $151.2 million in 2012, compared with $107.5 million in 2011. We retained in portfolio approximately $68.5 million of the 2012 originations that were bi-weekly payment mortgages or monthly payment mortgages with maturities of 15 years or less.

Commercial loans and mortgages increased $19.0 million in 2012 and totaled $297.3 million at December 31, 2012. Originations of commercial loans and mortgages in 2012 (excluding lines of credit) totaled $76.5 million, compared with $75.9 million in 2011.

Leases (net of unearned income) decreased $15.4 million in 2012 as a result of our previously announced decision to cease new lease originations.

Indirect auto loan balances were $199.3 million at the end of 2012, which was an increase of $40.5 million from the end of 2011. We originated $129.6 million of indirect auto loans in 2012, compared with $68.8 million in 2011. The increase in originations in 2012 is attributable to a change in the rate structure designed to increase our market share without lowering our underwriting standards, along with the implementation of an electronic application system. We originate auto loans through a network of reputable, well-established automobile dealers located in central and western New York. Applications received through our indirect lending program are subject to the same comprehensive underwriting criteria and procedures as employed in its direct lending programs.

The following table sets forth the composition of our loan and lease portfolio at the dates indicated:

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$329,009	35.6%	$316,823	36.4%	$334,967	37.4%	$356,906	39.2%	$314,039	34.6%
Commercial loans	155,512	16.8%	151,420	17.4%	133,787	14.9%	111,243	12.2%	118,756	13.1%
Commercial real estate	141,760	15.4%	126,863	14.6%	116,066	13.0%	96,753	10.7%	95,559	10.5%
Leases, net of unearned income	10,247	1.1%	25,636	3.0%	42,466	4.8%	68,224	7.5%	104,655	11.6%
Indirect auto loans	199,284	21.6%	158,813	18.3%	176,125	19.7%	184,947	20.3%	182,807	20.2%
Other consumer loans	87,572	9.5%	89,776	10.3%	91,619	10.2%	92,022	10.1%	90,906	10.0%

	923,384	100.0%	869,331	100.0%	895,030	100.0%	910,095	100.0%	906,722	100.0%

Net deferred loan costs	4,710		3,390		3,507		4,067		4,033

Total loans and leases	928,094		872,721		898,537		914,162		910,755
Allowance for credit losses and lease losses	(8,571)		(10,769)		(10,683)		(9,414)		(9,161)

Net loans and leases	$919,523		$861,952		$887,854		$904,748		$901,594

The following table shows the amount of loans and leases outstanding as of December 31, 2012, which, based on remaining scheduled payments of principal, are due in the periods indicated:

	Maturing within one year or less	Maturing after one but within five years	Maturing after five but within ten years	Maturing after ten years	Total
	(In thousands)
Residential real estate	$13,866	$60,225	$73,387	$181,531	$329,009
Commercial loans and commercial real estate	75,473	128,017	60,537	33,245	297,272
Leases, net of unearned income	2,456	5,090	2,701	—	10,247
Indirect auto loans	58,421	138,081	2,572	210	199,284
Other consumer loans	18,653	41,657	24,107	3,155	87,572

Total loans and leases, net of unearned income	$168,869	$373,070	$163,304	$218,141	$923,384

The following table sets forth the sensitivity to changes in interest rates as of December 31, 2012:

	Fixed Rate	Variable Rate	Total
	(In thousands)
Due after one year, but within five years	$287,290	$85,780	$373,070
Due after five years	307,555	73,890	381,445

Asset Quality and the Allowance for Credit Losses

The following table summarizes delinquent loans and leases grouped by the number of days delinquent at the dates indicated:

Delinquent loans and leases	December 31, 2012		December 31, 2011
	$	%(1)	$	%(1)
	(Dollars in thousands)
30 days past due	$6,280	0.68%	$5,202	0.60%
60 days past due	1,116	0.12%	584	0.06%
90 days past due and still accruing	35	—	—	—
Non-accrual	4,769	0.52%	11,287	1.30%

Total	$12,200	1.32%	$17,073	1.96%

(1)	As a percentage of total loans and leases, excluding deferred costs

The following table represents information concerning the aggregate amount of nonperforming assets:

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Non-accrual loans and leases:
Residential real estate	$2,533	$3,062	$3,543	$2,843	$1,506
Commercial loans and commercial real estate	939	7,452	3,296	4,013	1,997
Leases	676	107	697	1,418	595
Indirect auto	226	293	212	109	101
Consumer	395	373	726	199	153

Total non-accrual loans and leases	4,769	11,287	8,474	8,582	4,352

Accruing loans and leases past due 90 days or more	35	—	19	—	126

Total nonperforming loans	4,804	11,287	8,493	8,582	4,478
Other real estate owned and other repossessed assets	725	485	652	445	657

Total nonperforming assets	$5,529	$11,772	$9,145	$9,027	$5,135

Restructured loans not included in above	$3,029	$1,653	$1,131	$110	$—
Total nonperforming loans and leases to total loans and leases	0.52%	1.30%	0.95%	0.94%	0.49%
Total nonperforming assets to total assets	0.39%	0.84%	0.63%	0.64%	0.38%
Allowance for credit losses to nonperforming loans and leases	178.4%	95.4%	125.8%	109.7%	204.6%
Allowance for credit losses to total loans and leases	0.93%	1.24%	1.19%	1.03%	1.01%

Delinquent loans and leases (including non-performing) totaled $12.2 million at December 31, 2012, compared with $17.1 million at December 31, 2011. Non-performing assets, defined as non-accruing loans and leases plus loans and leases 90 days or more past due, along with other real estate owned and repossessed assets, were $5.5 million or 0.39% of total assets at December 31, 2012, compared with $11.8 million or 0.84% of total assets at December 31, 2011. The decline in non-performing assets in 2012 resulted primarily from non-accrual loans returning to accrual status as a result of satisfactory payment performance, charge-offs and pay-offs of non-performing loans.

Included in nonperforming assets at the end of 2012 are non-performing loans and leases totaling $4.8 million, compared with $11.3 million at December 31, 2011. Conventional residential mortgages comprised $2.5 million (43 loans) or 52.7% of non-performing loans and leases, and commercial loans and mortgages totaled $938,000 (16 loans) or 19.5% of non-performing loans and leases at the end of 2012.

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

As a recurring part of our portfolio management program, we have identified approximately $9.3 million in potential problem loans at December 31, 2012, as compared with $10.2 million at December 31, 2011. The average balance of identified potential problem loans was $301,000 and $237,000 at December 31, 2012 and December 31, 2011, respectively. Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are classified by our loan rating system as “substandard.” At December 31, 2012, potential problem loans primarily consisted of commercial loans and leases and commercial real estate. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

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

Our policy is to place a loan or lease on non-accrual status and recognize income on a cash basis when a loan or lease is more than 90 days past due, unless in the opinion of management, the loan or lease is well secured and in the process of collection. The impact of interest not recognized on non-accrual loans and leases was $85,000 in 2012,

$301,000 in 2011, and $277,000 in 2010. We consider a loan or lease impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement.

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

During the third quarter of 2012, we added a qualitative factor to address the potential risk of credit losses that could result from conversion related distractions and potential turnover that may occur in connection with the proposed merger with NBT, and the potential effects on the underwriting process and relationship management. Management believes the development of a qualitative factor for this risk is appropriate since the risk of such negative events occurring cannot be eliminated. Management is committed to the continuation of loan portfolio monitoring and underwriting standards that was in place prior to the merger announcement. The merger related qualitative factor increased our qualitative allocation by $305,000 as of December 31, 2012.

For commercial loan and lease segments, we maintain a specific allocation methodology for those classified in our internal risk grading system as substandard, doubtful or loss with a principal balance in excess of $200,000. A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. The measurement of impaired loans and leases is generally discounted at the historical effective interest rate, except that all collateral-dependent loans and leases are measured for impairment based on the estimated fair value of the collateral. Loans with modified terms in which a concession to the borrower has been made that it would not otherwise consider unless the borrower was experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. As of December 31, 2012, there was $4.3 million in impaired loans for which $265,000 in related allowance for credit losses was allocated. There was $9.1 million in impaired loans for which $2.1 million in related allowance for credit losses was allocated as of December 31, 2011.

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

	Years ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance at beginning of year	$10,769	$10,683	$9,414	$9,161	$8,426
Loans and leases charged-off:
Residential real estate	102	224	322	76	276
Commercial loans and commercial real estate	2,148	1,268	634	1,622	1,940
Leases	14	343	1,345	4,122	1,844
Indirect auto	138	326	251	317	295
Consumer	862	1,010	1,055	1,135	1,284

Total loans and leases charged off	3,264	3,171	3,607	7,272	5,639
Recoveries of loans and leases previously charged off:
Residential real estate	16	45	54	59	32
Commercial loans and commercial real estate	456	137	34	514	113
Leases	318	455	81	165	40
Indirect auto	114	192	133	133	91
Consumer	462	518	489	554	596

Total recoveries	1,366	1,347	791	1,425	872

Net loans and leases charged off	1,898	1,824	2,816	5,847	4,767
Provision for credit losses	(300)	1,910	4,085	6,100	5,502

Balance at end of year	$8,571	$10,769	$10,683	$9,414	$9,161

Net charge-offs were $1.9 million in 2012, compared with $1.8 million in 2011. As was previously disclosed in our 2012 quarterly reports on Form 10-Q, we recorded write-downs totaling $2.7 million on one $3.6 million impaired commercial relationship between the fourth quarter of 2011 and the third quarter of 2012. Approximately $1.7 million or 52% of the gross charge-offs recognized in 2012 were on this one relationship, which was transferred to real estate owned at a net amount of $898,000 in the third quarter of 2012. Net charge-offs annualized equaled 0.21% of average loans and leases in 2012, compared with 0.21% in 2011. Our annualized net charge-off rate has averaged 0.26% over the past six quarters, of which all but 5 basis points is attributable to the losses recognized on the one $3.6 million commercial relationship.

Approximately $1.9 million or 58% of the gross charge-offs recognized in 2012 were on loans that were considered impaired at the end of 2011 and for which impairment reserves were largely established due to the identification of probable “loss events” in the fourth quarter of 2011. Charge-offs on these impaired credits were recognized in 2012 upon the occurrence of events confirming the existence of the losses, including further deterioration in the respective borrower’s financial condition and negotiated settlements. A substantial portion of the allowance allocated to these impaired credits in 2011 came from the release of a portion of the general allowance for our lease portfolio. During 2011, approximately $1.2 million of the allowance that had been allocated from our lease portfolio prior to 2011 was released due to a substantial decline in charge-offs in our lease portfolio in 2011 compared with 2010 and 2009 (the years in which provisions for possible lease losses were charged to earnings) and to a $16.8 million decrease in the balance of that portfolio during 2011.

A negative provision expense of $300,000 was recorded in 2012, compared to provision expense of $1.9 million in 2011. Alliance assesses a number of quantitative and qualitative factors at the individual portfolio level in determining the adequacy of the allowance for credit losses and the required provision expense each quarter. In addition, Alliance analyzes certain broader, non-portfolio specific factors in assessing the adequacy of the allowance for credit losses, such as the allowance as a percentage of total loans and leases, the allowance as a percentage of non-performing loans and leases and the provision expense as a percentage of net charge-offs. In doing so, a portion of the allowance has been considered “unallocated”, which means it is not based on either quantitative or qualitative factors, but on the broader, non-portfolio specific factors mentioned above. At December 31, 2012, $279,000 or 3% of the allowance for credit losses was considered to be “unallocated,” compared to $991,000 or 9% at December 31, 2011. Consistent with the improvement in our asset quality metrics and net charge-off levels in recent quarters (excluding the charge-offs related to the one commercial relationship discussed above), the relative level of unallocated allowance to the total allowance has trended downward in 2012. Absent any material deterioration in credit quality or material growth in the loan and lease portfolio, some portion of this “unallocated” allowance may be reduced by future probable credit losses, which would have the effect of lowering the amount of provision expense relative to net charge-offs compared with past quarters, which was the case in the fourth quarter of 2012.

The allowance for credit losses was $8.6 million at December 31, 2012, compared with $10.8 million at December 31, 2011. The ratio of the allowance for credit losses to total loans and leases was 0.93% at December 31, 2012, compared with 1.24% at December 31, 2011. The ratio of the allowance for credit losses to non-performing loans and leases was 178% at December 31, 2012, compared with 96% at December 31, 2011.

The allowance for credit losses has been allocated within the following categories of loans and leases at the dates indicated with the corresponding percent of loans to total loans for each category (dollars in thousands):

	At December 31,
	2012		2011		2010		2009		2008
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans

Residential real estate	$977	35.6%	$750	36.4%	$946	37.4%	$891	39.2%	$850	34.6%
Commercial(1)	5,282	32.2%	6,994	32.0%	5,568	27.9%	3,771	22.9%	3,988	23.6%
Leases	278	1.1%	503	3.0%	1,583	4.8%	2,212	7.5%	2,673	11.6%
Indirect auto	1,053	21.6%	784	18.3%	933	19.7%	973	20.3%	879	20.2%
Consumer	701	9.5%	747	10.3%	779	10.2%	818	10.1%	771	10.0%
Unallocated	280	—%	991	—%	874	—%	749	—%	—	—

Total	$8,571	100.0%	$10,769	100.0%	$10,683	100.0%	$9,414	100.0%	$9,161	100.0%

(1)	Includes commercial real estate loans

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

The following table sets forth the composition of our deposits by business line at year-end (dollars in thousands):

	December 31, 2012
	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$52,440	$171,962	$6,153	$230,555	21.1%
Interest checking	118,069	18,400	21,434	157,903	14.4%

Total checking	170,509	190,362	27,587	388,458	35.5%

Savings	101,210	13,103	3,428	117,741	10.8%
Money market	99,218	125,554	127,548	352,320	32.1%
Time deposits	168,800	19,872	47,802	236,474	21.6%

Total deposits	$539,737	$348,891	$206,365	$1,094,993	100.0%

	December 31, 2011
	Retail	Commercial	Municipal	Total	Percent
Non-interest checking	$46,580	$135,252	$3,904	$185,736	17.1%
Interest checking	110,886	16,831	18,168	145,885	13.5%

Total checking	157,466	152,083	22,072	331,621	30.6%

Savings	92,240	11,367	3,704	107,311	9.9%
Money market	88,056	122,195	119,749	330,000	30.5%
Time deposits	237,929	26,907	49,297	314,133	29.0%

Total deposits	$575,691	$312,552	$194,822	$1,083,065	100.0%

Total deposits were $1.1 billion at December 31, 2012, which was nearly unchanged from December 31, 2011. Our deposit mix at the end of the year continued to be weighted heavily in lower cost demand, savings and money market accounts (transaction accounts). Transaction accounts totaled $858.5 million or 78.4% of total deposits at the end of 2012, compared to $769.9 million or 71.1% of total deposits at the end of 2011, as we continued to experience a shift in customer deposits from maturing time accounts into transaction accounts as retail and municipal depositors continue to prefer transaction accounts over time accounts in the low interest rate environment.

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

Time deposits in excess of $100,000, which tend to be more volatile and sensitive to interest rates, totaled $100.9 million at December 31, 2012, representing 43% of total time deposits and 9% of total deposits. These deposits totaled $123.4 million, representing 39% of total time deposits and 11% of total deposits at year-end 2011.

The following table schedules the amount of our time deposits of $100,000 or more by time remaining until maturity as of December 31, 2012 (in thousands):

Less than three months	$21,568
Three months to six months	24,845
Six months to one year	18,906
Over one year	35,548

Total	$100,867

Borrowings

We offer retail repurchase agreements primarily to our larger business customers. Under the terms of the agreements, we sell investment portfolio securities to the customer and agree to repurchase the securities on the next business day. We use this arrangement as a deposit alternative for our business customers. As of December 31, 2012, retail repurchase agreement balances amounted to $21.2 million compared with balances of $26.3 million at December 31, 2011.

During 2012, we utilized collateralized repurchase agreements with various brokers and advances from the Federal Home Loan Bank of New York (FHLB) as alternative sources of funding and as a liability management tool. At December 31, 2012, the combination of repurchase agreements and FHLB advances was $100.0 million, compared with $110.0 million at December 31, 2011. Detailed information regarding our borrowings is included in Note 7 in the consolidated financial statements included elsewhere in this report.

Total borrowings decreased $15.1 million or 11.1% in 2012 as we used our net cash inflows from securities and loan and lease amortization to pay down borrowings maturing during the year.

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

(in thousands)	December 31, 2012

Total assets	$1,406,357
Less: Goodwill and intangible assets, net	37,671

Tangible assets (non-GAAP)	1,368,686

Total Common Equity	146,945
Less: Goodwill and intangible assets, net	37,671

Tangible Common Equity (non-GAAP)	109,274

Total Equity/Total Assets	10.45%
Tangible Common Equity/Tangible Assets (non-GAAP)	7.98%

Shareholders’ equity was $146.9 million at December 31, 2012, compared with $144.0 million at December 31, 2011. Net income for 2012 increased shareholders’ equity by $9.2 million and was partially offset by common stock dividends declared of $6.0 million or $1.26 per common share.

Our consolidated Tier 1 leverage ratio was 9.37% and our consolidated total risk-based capital ratio was 15.27% at the end of 2012, both of which exceeded regulatory minimum thresholds for capital adequacy purposes. Our tangible common equity capital ratio was 7.98% at the end of 2012.

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

As of December 31, 2012, the most recent notification from the OCC categorized the Bank as “well capitalized,” under the regulatory framework for prompt corrective action. Management believes that, as of December 31, 2012, Alliance and the Bank met all capital adequacy requirements to which they were subject. A more comprehensive analysis of regulatory capital requirements, including ratios for Alliance and the Bank, is included in Note 18 of the consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Our liquidity is primarily measured by our ability to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of market interest rate opportunities. Funding of loan commitments, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of our sources and uses of funds. Our Asset Liability Management Committee (ALCO) is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of December 31, 2012, that our liquidity measurements are in compliance with our policy guidelines.

Our principal sources of funds for operations are cash flows generated from earnings, deposits, securities, loan and lease repayments, borrowings from the FHLB, and securities sold under repurchase agreements. During the year ended December 31, 2012, cash and cash equivalents decreased by $19.1 million, as net cash provided by operating activities of $17.1 million was offset by net cash used in investing financing activities of $36.2 million. Net cash used in investing activities primarily resulted from a net increase in loans and leases of $58.3 million, partly offset by net cash used in securities sales, maturities and principal repayments exceeding securities purchased by $33.0 million. Net cash used in financing activities primarily resulted from $15.1 million in net repayments on borrowings and $7.5 million in cash dividends paid to common shareholders, partly offset by a net increase in time deposits of $11.9 million.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans and investment securities that have been pledged as collateral. As of December 31, 2012, the Bank’s credit limit with the FHLB was $164.3 million with outstanding borrowings in the amount of $100.0 million.

The Bank had a $164.3 million line of credit at December 31, 2012 with the Federal Reserve Bank of New York through its Discount Window, and has pledged as collateral indirect auto loans and securities totaling $160.1 million and $4.2 million, respectively, at December 31, 2012. We did not draw any funds on this line of credit in 2012. At December 31, 2012 and 2011, the Bank also had available $62.5 million of federal funds lines of credit with other financial institutions, none of which was in use at December 31, 2012 and 2011, respectively.

In December 2003, we formed Alliance Financial Capital Trust I, a wholly owned subsidiary of Alliance. The trust was formed for the purpose of issuing $10.0 million of Company-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in our junior subordinated debt securities. The debentures held by the trust are the sole assets of that trust. Distributions on the capital securities issued by the trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by the trust. The capital securities have a variable annual coupon rate that resets quarterly based upon three-month LIBOR plus 285 basis points (3.16% at December 31, 2012). The capital securities have a 30-year maturity and are redeemable at par beginning in January 2009.

In September 2006, we formed Alliance Financial Capital Trust II, a wholly owned subsidiary of the Company. The trust was formed for the purpose of issuing $15.0 million of Company-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in our junior subordinated debt securities. The debentures held by the trust are the sole assets of that trust. Distributions on the capital securities issued by the trust are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by the trust. The capital securities have a variable annual coupon rate that resets quarterly based upon three-month LIBOR plus 165 basis points (1.96% at December 31, 2012). The capital securities have a 30-year maturity and are redeemable at par in September 2011 and any time thereafter.

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements

Contractual Obligations

We have various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents as of December 31, 2012, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements included elsewhere in this report.

		Payments Due In
	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
		(Dollars in thousands)
Time deposits*	6	$168,529	$57,560	$10,385	$—	$236,474
Borrowings*	7	21,169	50,000	35,000	15,000	121,169
Junior subordinated obligations issued to unconsolidated subsidiaries*	8	—	—	—	25,774	25,774
Operating leases	15	1,086	1,717	1,629	2,872	7,304
Purchase obligations	15	152	304	303	1,062	1,821

Total		$190,936	$109,581	$47,317	$44,708	$392,542

*	Excludes interest

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

The following table details the amounts and expected maturities of significant commitments and off-balance sheet arrangements as of December 31, 2012. Further discussion of these commitments and off-balance sheet arrangements is included in Note 15 to the consolidated financial statements included elsewhere in this report.

Commitments to extend credit:	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(Dollars in thousands)
Residential real estate	$22,991	$—	$—	$—	$22,991
Commercial loans and leases	53,352	9,640	2	21,718	84,712
Revolving home equity lines	3,114	12,380	11,848	28,438	55,780
Consumer revolving credit	32,422	—	—	—	32,422
Standby letters of credit	4,568	—	—	—	4,568

Total	$116,447	$22,020	$11,850	$50,156	$200,473

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

Our most significant accounting policies are presented in Note 1 to the consolidated financial statements included elsewhere in this report. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses, accrued income taxes, retirement plan obligations, the fair value analysis of goodwill and intangible assets and the fair value of financial instruments to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Actual results could differ from those estimates.

The allowance for credit losses represents management’s estimate of probable incurred loan and lease losses in the loan and lease portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements included elsewhere in this report describes the methodology used to determine the allowance for credit losses, and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in this report.

We utilized significant estimates and assumptions in determining the fair value of our goodwill and intangible assets for purposes of impairment testing. The valuation requires the use of assumptions, including, among others, discount rates, rates of return on assets, account attrition rates and costs of servicing. Impairment testing for goodwill requires that the fair value of our reporting unit be compared to the carrying amount of its net assets, including goodwill. In 2012, the fair value of our reporting unit was determined using the acquisition price that NBT will acquire Alliance specified in the Merger Agreement. Future changes in the economic environment or operations of our reporting units could cause changes to these variables, which could result in impairment being identified.

We estimate our tax expense based on the amount we expect to owe the respective tax authorities. Taxes are discussed in more detail in Note 10 to the consolidated financial statements included elsewhere in this report. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance in the context of our tax position. If the final resolution of taxes payable differs from our estimates due to regulatory determination or legislative or judicial actions, adjustments to tax expense may be required.

The valuation of our obligations associated with pension, post-retirement, directors’ retirement and supplemental executive retirement plans utilize various actuarial assumptions. These assumptions include discount rate, rate of future compensation increases and expected return on plan assets. Specific discussion of the assumptions used by management is discussed in Note 12 to the consolidated financial statements included elsewhere in this report.

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

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement. The base case (no rate change) information in the table shows (1) an estimate of our net portfolio value at December 31, 2012, arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income for the 12 months ending December 31, 2013, assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current (December 31, 2012) rate levels and repricing balances are adjusted to current (December 31, 2012) rate levels. The rate change information (rate shocks) in the table shows estimates of net portfolio value at December 31, 2012 and net interest income for the 12 months ending December 31, 2013, assuming instantaneous rate changes of up 100, 200, and 300 basis points. Cash flows for non-maturity deposits are based on a decay or runoff rate based on average account age. Rate changes in the rate shock scenario are assumed to be shock or immediate changes and occur uniformly across the yield curve. In projecting future net interest income under the rate shock scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed post shock rate levels. Balances that reprice are assumed to reprice at post shock rate levels.

Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 100, 200, or 300 basis points would have a negative effect on net interest income over a 12 month time period. This is principally because the Bank’s interest-bearing deposit accounts are assumed to reprice faster than its loans and investment securities. However, if the Bank does not increase the rates paid on its deposit accounts as quickly or to the same magnitude as increases in market interest rates, the negative impact on net interest income will likely be lower. Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive. This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital. In previous years, Net Portfolio Value and Net Interest Income resulting from an immediate and sustained 100 basis point decrease in rates were reported; however these measures have been omitted this quarter as the absolute low level of rates renders the results under this scenario not meaningful.

				Net Interest Income
	Net Portfolio Value at Dec 31, 2012			Twelve Months Ending Dec 31, 2013
		Change from Base			Change from Base
Rate Change Scenario	Amount	Dollar	Percent	Amount	Dollar	Percent
	(Dollars in thousands)
+300 basis point rate shock	$242,235	$11,615	5.0%	$27,357	$(10,887)	(28.5)%
+200 basis point rate shock	237,329	6,709	2.9%	30,802	(7,442)	(19.5)%
+100 basis point rate shock	228,061	(2,559)	(1.1)%	34,586	(3,658)	(9.6)%
Base case (no rate change)	230,620	—	—%	38,244	—	—%

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012. In addition, based on our assessment, management has determined that there were no material weaknesses in our internal controls over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Crowe Horwath LLP, our independent registered public accounting firm, as stated in its report, which is set forth on Page F-2 under the heading “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance

Information About Our Board Of Directors

Our Board of Directors currently consists of 12 members. The name, age and length of service of each of our members of our Board of Directors are set forth below:

Director	Age(1)	Term Expires	Position(s) Held with Alliance	Director Since(2)

Donald H. Dew	61	2013	Lead Director	1988
Charles E. Shafer	63	2013	Director	1998
Charles H. Spaulding	64	2013	Director	1993
Deborah F. Stanley	63	2013	Director	2006
Mary Pat Adams	53	2013	Director	2000
Samuel J. Lanzafame	62	2013	Director	1988
Lowell A. Seifter	60	2013	Director	2006
Jack H. Webb	60	2013	Chairman, President and Chief Executive Officer	2000
Donald S. Ames	70	2014	Director	1986
Margaret G. Ogden	67	2014	Director	2001
Paul M. Solomon	69	2014	Director	2001
John H. Watt, Jr.	54	2014	Executive Vice President and Director	2007

(1)	At February 18, 2013.
(2)	Represents the year in which the Director was first elected or appointed to the Board of Directors of Alliance or of the Bank.

The principal occupation and business experience of each director are set forth below:

Donald H. Dew was the Chairman and Chief Executive Officer of Diemolding Corporation until his retirement in 2007 and as Director until 2009. Mr. Dew is a Director of the Rotary Club of Oneida. Additionally, Mr. Dew is a member of the advisory board of the Board of Cooperative Educational Services. Mr. Dew formerly was a Director of the Manufacturers Association of Central New York and Higbee Gaskets. Mr. Dew received a B.S degree from Ripon College and attended the Executive Management Program and Manufacturing Management Program at The Pennsylvania State University and the Wharton School of Business at the University of Pennsylvania.

Charles E. Shafer is founder and owner of Green Lake Associates, LLC. Additionally, Mr. Shafer is the co-founder and co-owner of a power supply manufacturer, Applied Concepts, Inc. and was the managing partner of Riehlman, Shafer and Shafer. Mr. Shafer serves as Director and Secretary for People’s Equal Action and Community Effort, Inc. and is a member of the Vermont Law School Board of Trustees. Mr. Shafer received a B.A. from the State University of New York at Brockport and a J.D. degree from the Vermont Law School.

Charles H. Spaulding is currently President and Director of George B. Bailey Agency, Inc. and Director of Mid York Associates, Inc. Mr. Spaulding additionally serves on the Board of Directors of the SUNY Cortland College Foundation and J.M. Murray Center Inc. Mr. Spaulding received a B.A. degree from Union College and a J.D. degree from Syracuse University.

Deborah F. Stanley has been the President and Chief Administrative Officer of the State University of New York at Oswego since 1997. Ms. Stanley was interim president from 1995 to 1997. Prior to 1995, Ms. Stanley held the office of Vice President for academic affairs and provost and served as executive assistant to the president. Ms. Stanley is a Director on the board of CenterState CEO (formerly Metropolitan Development Association) and serves on its Executive Committee, and is a Director on the board of the Metropolitan Development Foundation and serves as its Chair. Ms. Stanley also serves on the board of the Oswego College Foundation. Ms. Stanley was formerly a Director and Chairman of Oswego County National Bank and Bridge Street Financial, both of which were acquired by Alliance Financial. Ms. Stanley received a J.D. and a B.A. degree from Syracuse University.

Mary Pat Adams is a licensed Associate Broker, CRS, GRI with Hunt Real Estate ERA, formerly Prudential First Properties, and is currently Vice President and a member of the Board of Directors of the Oneida City School District Foundation and is also a member of the Board of Directors of United Way of Greater Oneida. Previously, Mrs. Adams was a member of the Board of Directors of Oneida Valley Securities Corporation until its dissolution in December 2008. Mrs. Adams received a B.B.A. degree from James Madison University.

Samuel J. Lanzafame was the President, Chief Executive Officer and Director of Datacom Systems, Inc. until February 2012 when he became Chairman of the Board. Mr. Lanzafame has over 30 years of executive management experience in overseeing the operations in both public and private companies, including Oneida Ltd. and The Cambridge Filter Corporation. Mr. Lanzafame currently serves as the Chairman of the Audit Committee of the Board of Directors of the Madison County Industrial Development Agency. Mr. Lanzafame received an M.B.A. degree from The University of Notre Dame and a B.A. degree from Holy Cross.

Lowell A. Seifter is a Senior Vice President and General Counsel of St. Joseph’s Hospital Health Center. He was a founding member of Green & Seifter Attorneys, PLLC (now known as Bousquet Holstein Attorneys, PLLC) and served as the senior member of the board of managers until January 2012 when he joined St. Joseph’s Hospital Health Center. From 2002 until 2006, Mr. Seifter was a member of the Board of Directors of Bridge Street Financial, Inc. and its banking subsidiary, Oswego County National Bank. Mr. Seifter also serves on the Board of Directors of G&S Northway Plaza, Inc. and GSA Development Corp. and formerly served on the Board of Directors of the Sagamore Institute of the Adirondacks, Inc. Mr. Seifter received a J.D. and a B.A. degree from Syracuse University and is a certified public accountant.

Jack H. Webb has been our Chairman and Chief Executive Officer since January 2002 and is also the President and Chief Executive Officer of the Bank. Mr. Webb joined us in May 2000 as President of the Bank after a 26-year career with Chase Manhattan Bank. Mr. Webb is also a Director of Alliance Leasing, Inc. Mr. Webb is President of the Board of Trustees of The Gifford Foundation and serves on the Advisory Board of CNY Lifetime Healthcare. Mr. Webb graduated from the Rochester Business Institute.

Donald S. Ames is the owner and President of Cortland Laundry, Inc., and has been in the commercial laundry business for over 45 years providing services to several businesses including major health care organizations around central New York. Mr. Ames also founded and operated Ames Linen Service from 1964 until his retirement in 2008. Mr. Ames received a B.A. degree from Hobart College.

Margaret G. Ogden is the founder and principal of Peggy Ogden LLC. Prior to founding Peggy Ogden LLC in 2008, Ms. Ogden was the President and Chief Executive Officer of Central New York Community Foundation. Ms. Ogden is a Director of United Way of CNY and Allyn Foundation and serves on the Museum of Science and Technology Foundation Board. Ms. Ogden received an M.B.A. degree from Syracuse University and a B.A. degree from Albion College.

Paul M. Solomon is currently managing partner of a venture capital firm, PJ Equities, LLP. In July 2005, Mr. Solomon co-founded US Beverage Net and currently serves as Chairman of its Board of Directors. Additionally, Mr. Solomon is a member and Director of bc Restaurant LLC. Mr. Solomon serves as a Vice Chairman and Treasurer as a Board Member of the Board of Trustees of Millbrook School. Mr. Solomon received a degree from Syracuse University and is a graduate of the Millbrook School.

John H. Watt, Jr. has been our Executive Vice President since September 2005. Mr. Watt is also a Director of Alliance Leasing, Inc. and is an Advisory Board Member of the Summer Street Capital Partners Fund II. Mr. Watt is President of the Board of OnPoint for College, a Syracuse based not-for-profit and serves as a member of the Investment Committee of The Episcopal Diocese of Central New York. Mr. Watt spent 18 years at J.P. Morgan Chase and its predecessors in various capacities. Mr. Watt received a J.D. from George Washington University and a B.A. degree from Rutgers University.

Information About Our Executive Officers

The principal occupation and business experience of each of our executive officers are set forth below:

J. Daniel Mohr, age 47, has been our Treasurer and Chief Financial Officer since May 2006 and Executive Vice President since January 2010. Prior to joining us, Mr. Mohr was Senior Vice President and Chief Financial Officer of Partners Trust Financial Group and was also the Chief Financial Officer of the Pioneer Companies. Mr. Mohr has more than 16 years of banking and financial experience, including 11 years as a chief financial officer and approximately four years as a Certified Public Accountant with KPMG LLP where he concentrated in the financial institutions audit practice group. Mr. Mohr received a B.S. in accounting from the State University of New York at Binghamton.

James W. Getman, age 64, has been our Executive Vice President and Senior Loan Officer since February 1999. Mr. Getman is also Chief Executive Officer of Alliance Leasing, Inc. Prior to joining us, Mr. Getman served as Vice President and Senior Credit Officer of Cayuga Bank and as Vice President and Group Manager responsible for corporate and personal banking relationships at Chase Manhattan Bank. Mr. Getman attended the NACM Graduate School at Dartmouth College, the Credit Management School at the University of Buffalo and received his B.A. in economics from Union College.

Steven G. Cacchio, age 49, has been our Senior Vice President of Retail Banking Sales and Service since February 2005. Prior to joining us, Mr. Cacchio was a bank examiner with the Comptroller of the Currency focusing on compiling and analyzing federal regulatory requirements for various banks. Mr. Cacchio received a Master of Science in Accounting from Syracuse University and a B.S. in economics and finance from the University of Hartford.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock, to report to the Securities and Exchange Commission their initial ownership of our common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the Securities and Exchange Commission and we are required to disclose in this proxy statement any late filings or failures to file.

Based solely on its review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to our executive officers and directors during fiscal 2012 were met with the exception of Donald S. Ames, who failed to timely file a Form 4 reporting one transaction.

Code of Ethics

We have adopted a Code of Conduct, which applies to all employees and officers of Alliance and the Bank. We have also adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers, which applies to our chief executive officer, chief financial officer, chief accounting officer, controller and the senior vice president of marketing and investor relations. The Code of Ethics for Chief Executive Officer and Senior Financial Officers (“Code of Ethics”) meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K. The Code of Ethics for Chief Executive Officer and Senior Financial Officers is available to shareholders on our website at www.alliancefinancialcorporation.com under the tab “Investor Relations.”

We intend to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Ethics that applies to our chief executive officer, chief financial officer, chief accounting officer, or other persons performing similar functions, by posting such information on our website at the Internet address set forth above. We did not amend or grant any waivers of a provision of our Code of Ethics during 2012.

Audit Committee

During 2012, the Audit Committee was chaired by Director Lanzafame, with Directors Ogden, Solomon and Spaulding as members. The Audit Committee assists the Board by overseeing the audit coverage and monitoring the accounting, financial reporting, data processing, regulatory and internal control environments.

As set forth in the Audit Committee Charter, the primary duties and responsibilities, among other responsibilities, of the Audit Committee are to:

(1)	oversee the accounting and financial reporting principles and policies and internal accounting controls and procedures;

(2)	oversee the financial statements and the independent audit thereof;

(3)	select, oversee and, where deemed appropriate, replace the independent auditors;

(4)	evaluate the qualifications, independence and performance of the independent auditors;

(5)	monitor the performance of the internal audit function;

(6)	monitor compliance with legal and regulatory requirements; and

(7)	prepare the report required by the rules of the Securities and Exchange Commission to be included in the annual proxy statement.

The Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Board of Directors has also determined that Mr. Lanzafame qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The Board of Directors has adopted a written charter for the Audit Committee that is available to shareholders on our website at www.alliancefinancialcorporation.com under the tab “Investor Relations.”

Director Nominations

In accordance with our Bylaws, nominations of individuals for election to the Board at an annual meeting of shareholders may be made by any shareholder of record entitled to vote for the election of directors at such meeting who provides timely notice in writing to our Secretary. To be timely, a shareholder’s notice must be delivered to the Secretary not less than 90 days nor more than 120 days immediately preceding the date of the meeting. The notice must contain (i) the name, age, business address and residence address of each proposed nominee; (ii) the principal occupation and employment of each proposed nominee; (iii) the total number of shares of our stock owned by each proposed nominee; (iv) the name and residence address of the notifying shareholder; (v) the number of shares of our stock owned by the notifying shareholder; and (vi) any other information relating to such person that is required to be disclosed in solicitations for proxies for the election of directors, or otherwise required pursuant to Regulation 14A under the Securities Exchange Act of 1934. Nominations not made in accordance with this procedure may be disregarded at the annual meeting. Shareholder nominations are evaluated in the same manner as other nominations.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The Compensation Committee of our board of directors, comprises five independent directors and has responsibility for establishing and implementing our executive compensation philosophy as well as monitoring adherence to the policies and practices of the compensation programs maintained by us for our employees. This section is intended to help our shareholders understand our compensation philosophy, objectives, components and practices. The section also describes decisions made by the Compensation Committee in 2012 related to the compensation of our named executive officers, (“NEOs”).

The following officers have been identified as NEOs by our board of directors:

•	Jack H. Webb, Chief Executive Officer

•	John H. Watt, Jr., Executive Vice President

•	J. Daniel Mohr, Executive Vice President and Chief Financial Officer

•	James W. Getman, Executive Vice President and Senior Loan Officer, Alliance Bank

•	Steven G. Cacchio, Senior Vice President, Retail Banking Sales and Service, Alliance Bank

At our annual meeting of shareholders held on May 10, 2011, (the “2012 Annual Meeting”), we held an advisory vote on executive compensation. Although the vote was non-binding, the Compensation Committee has considered and will continue to consider the outcome of the vote when determining compensation policies and setting NEO compensation. Approximately 93% of the shares of our common stock that were voted on the proposal were voted for the approval of the compensation of the NEOs as disclosed in our 2011 proxy statement. The Compensation Committee believes that the result of this advisory vote shows especially strong support for our compensation policies and procedures. Additionally, at the 2012 Annual Meeting, shareholders voted, on a non-binding, advisory basis, to conduct the advisory vote on executive compensation every three years. Based upon the voting results, our board of directors determined that we will hold such vote every three years.

Executive Summary

It is the intent of the Compensation Committee to provide the NEOs with a market competitive compensation package that promotes the achievement of our strategic objectives and maximizes shareholder value without encouraging excessive risk. Base salary is the largest component of the NEOs total compensation. NEOs are also eligible to participate in our incentive compensation programs.

The Compensation Committee took the following actions related to the NEO’s 2012 compensation:

•

Base salaries and annual incentive opportunities for 2012 were tied to our financial performance and the roles, responsibilities and performance of each NEO, and were supported by the competitive executive compensation assessment conducted by an independent compensation consultant in 2012.

•

Equity awards were granted to the NEOs in February 2012 pursuant to the 2010 Restricted Stock Plan. The board of directors considers long-term equity compensation an important component of compensation by which shareholder and management interests are aligned.

•

As a result of our financial performance in 2012, the NEOs earned payments under its short-term incentive program, which were paid in December 2012. The performance goals and related payments under this program are discussed more fully under the caption “Short-Term Incentive Compensation” below.

Compensation Philosophy and Objectives

The Compensation Committee believes that the most effective compensation programs are those designed to attract, develop and retain the best available executive officers in key leadership positions as well as the best available employees at all levels in the organization. In implementing this philosophy, the compensation plans in which the NEOs participate are intended to motivate them to maximize performance for our shareholders and to reward them for the achievement of specific annual, strategic and long-term goals, including the appreciation of shareholder value.

Our compensation programs:

•	are not overly complex in design or administration;

•	are designed with prudent defined objectives and goals that prevent an expectation of receiving rewards for inappropriate or excessive risk that could have a material effect on Alliance;

•	have base salary as the largest component of total compensation for all employees, including those eligible to earn incentive compensation;

•	are not excessive in that they are designed to provide incentive compensation opportunities that are a percentage of base salary rather than a multiple of base salary; and

•	do not reward employees, including the NEOs, in a way that results in the receipt of compensation that is excessive for the position, or the performance and contribution of the employee.

Generally, the types of compensation paid to the NEOs are similar to those provided to other executive officers. To support Alliance’s compensation philosophy and objectives, the NEOs compensation package provides the following:

•	competitive base salary and benefits;

•	short-term incentive compensation programs intended to reward employee contributions to the attainment of Alliance’s annual performance or line of business goals; and

•	long-term equity compensation intended to reward the NEOs and other key executives for their contributions to Alliance’s sustainable, long-term success and growth in shareholder value.

Our board of directors considers long-term equity compensation an important component of total compensation, a retention tool, and an effective means of linking the executives’ compensation with the value of our common stock and long-term success of the organization. The 2010 Restricted Stock Plan enables the our board of directors to continue using this vital component of compensation.

Executive Compensation Administration

The Compensation Committee is responsible for the design and approval of our executive compensation programs and the specific compensation for each executive officer, including the NEOs, taking into consideration the recommendations of the Chief Executive Officer and the Compensation Committee’s own deliberations. The Chief Executive Officer recommends salary adjustments, short-term incentive plan opportunities and payouts as well as equity grants for each executive. These recommendations are based upon our financial performance, an assessment of each executive’s individual performance, performance of the executive’s respective business unit or function, retention considerations, periodic competitive executive compensation assessments and market factors.

The Chief Executive Officer does not play any role in the Compensation Committee’s deliberation of matters impacting his own compensation.

The Compensation Committee periodically engages an independent compensation consultant to advise it on board and executive compensation matters and to provide guidance on compensation plan structure and design. The most recent such engagement was in 2011 when the Compensation Committee hired Pearl Meyer & Partners, or Pearl Meyer, to conduct a competitive assessment of the compensation programs provided to the Alliance NEOs, also referred to as the Assessment. Pearl Meyer does not perform any additional services for Alliance.

The Assessment included publicly reported compensation information for comparable executive officers of financial institutions, which the Compensation Committee determined to be appropriate to consider as our peer group. The peer group consisted of 21 publicly traded banks with asset size between $1.0 billion and $4.0 billion located in the Mid-Atlantic and Northeast regions. The 21 banks, as listed below, are located in non-metropolitan markets in New York, Pennsylvania, western Massachusetts, Vermont and Maine.

• ACNB Corp. (ACNB)	• ESSA Bancorp, Inc. (ESSA)
• Arrow Financial Corporation (AROW)	• Financial Institutions, Inc. (FISI)
• Bar Harbor Bankshares (BHB)	• Hingham Institution for Savings (HIFS)
• Berkshire Hills Bancorp, Inc. (BHLB)	• Merchant Bancshares, Inc. (MBVT)
• Bryn Mawr Bank Corp. (BMTC)	• Metro Bancorp, Inc. (METR)
• Camden National Corp. (CAC)	• Orrstown Financial Services, Inc. (ORRF)
• Century Bancorp, Inc. (CNBKA)	• Tompkins Financial Corporation (TMP)
• Citizens & Northern Corp. (CZNC)	• United Financial Bancorp, Inc. (UBNK)
• CNB Financial Corporation (CCNE)	• Univest Corporation of Pennsylvania (UVSP)
• Enterprise Bancorp, Inc. (EBTC)	• Westfield Financial, Inc. (WFD)
• ESB Financial Corporation (ESBF)

The Compensation Committee considered the results of the Assessment and its own compensation philosophy, among other considerations, in setting base salaries and annual incentive plan design targets effective in 2012, which are described in this section.

2012 Executive Compensation Components

For the fiscal year ended December 31, 2012, the NEOs were eligible to receive the following compensation components:

•	base salary;

•	performance-based short-term incentive compensation;

•	discretionary bonus awards;

•	long-term incentive compensation awards;

•	retirement and other benefits; and

•	perquisites and other personal benefits.

In making decisions regarding compensation for the NEOs, the Compensation Committee believes that a certain level of discretion is appropriate in determining the amount of compensation to be paid, the mix of compensation components, and the relationship between compensation levels provided to the Chief Executive Officer and other NEOs. As such, the Compensation Committee has not established formal policies for the following:

•	the allocation between cash and non-cash compensation;

•	the allocation of short-term and long-term equity incentive compensation; or

•	the percentage in which other NEOs compensation opportunity should be in relation to the Chief Executive Officer’s compensation.

The Compensation Committee concluded that, based on the individual NEO’s performance and our financial performance in 2011 relative to its own internal goals and to that of its peer group, the total cash compensation of the NEOs for 2012 should be approximately that of the 70th percentile of the peer group. The amount of total cash compensation paid to the NEOs will vary year-to-year based on the factors discussed previously in this section. The Short-Term Incentive Compensation Plan is the primary means by which changes to total cash compensation is affected.

Base Salary

Base salaries are determined based on the NEOs position, scope of responsibilities, assessment of individual performance and expected future contributions, competitive assessments, as well as their professional, interactive, leadership and business area related technical skills. The NEOs are also eligible for merit-based salary increases in accordance with the same annual evaluation process that is applicable to all employees.

The Compensation Committee conducts an annual performance review of Mr. Webb, based on input from the entire board of directors, and makes recommendations to the board of directors, for its approval, regarding his compensation. Mr. Webb completes the annual performance reviews for Messrs. Watt, Mohr, Getman and Cacchio, which establishes the basis for his recommendation to the Compensation Committee for any salary increases for these executives.

In February 2012, the NEOs, except for Messrs. Mohr and Cacchio, received merit increases to their 2012 base salary averaging approximately 3%. The 2012 base salary increases for Messrs. Mohr and Cacchio were at the discretion of the peer group in the Assessment. The 2012 merit increases were paid retroactively to the beginning of the year. In January 2013, the Compensation Committee and the Alliance board of directors approved 2013 base salaries for the NEOs as follows:

Named Executive Officer	2012 Salary	Percentage Increase (2012)	2013 Salary	Percentage Increase (2013)
Mr. Webb	$400,000	2.2%	$410,000	2.5%
Mr. Watt	$223,000	3.0%	$230,000	3.1%
Mr. Mohr	$215,000	9.7%	$222,000	3.3%
Mr. Getman	$172,000	3.0%	$177,000	2.9%
Mr. Cacchio	$170,000	10.0%	$175,000	2.9%

Short-term Compensation

The NEOs and certain key executives in leadership positions are eligible to participate in a short-term incentive program that rewards employees upon the attainment of certain annual performance goals. The Compensation Committee has concluded that awards granted pursuant to the short-term incentive program should be determined based on actual performance against multiple metrics. The Compensation Committee, in its discretion, chose return on equity, tangible common equity and non-performing assets/total assets as the performance metrics for 2012, collectively referred herein as the 2012 Performance Goals. The 2012 Performance Goals were based on our 2012 business plan, which contained details regarding our short-term goals and objectives, and assumptions regarding environmental factors such as market interest rates and economic and financial market conditions.

The 2012 Performance Goals must be met for payment of awards under the “base” component of the program and net income must exceed budget to trigger payment of awards under the “incremental” component of the program. Under the base component of the program, if the 2012 Performance Goals are met, the NEOs and other senior executives are eligible for a certain percentage of their base salary, which may be increased or decreased based on the executive’s job performance and area of responsibility. Under the incremental component of the program, if the 2012 net income exceeds budget, the NEOs and other senior executives are eligible for additional incentive compensation. A pool is established of up to 25% of the net income that exceeds the target goal and is allocated as additional incentive compensation to each eligible executive based on their job performance and area of responsibility.

We did not include any assumptions for mergers or acquisitions in setting its 2012 Performance Goals, which is consistent with past practice. As a result, the Compensation Committee, in its discretion, adjusted our actual 2012 net income to exclude pre-tax merger related expenses of $3.4 million ($2.0 million after tax) from the determination of the amounts to be paid for 2012 under the Short-Term Incentive Compensation Plan, as these costs are outside of its normal business operations upon which 2012’s Performance Goals were based.

Below is a summary of the target, actual and adjusted 2012 Performance Goals:

Performance Measure	2012 Goal	2012 Actual	Adjusted 2012 Excluding Merger Costs
Return on Average Equity(1)	7.05%	6.40%	7.98%
Tangible Common Equity/Tangible Assets(2)	7.96%	7.98%	8.14%
Non-performing Assets/Total Assets	0.71%	0.39%	0.39%
Net Income	$10,277,000	$9,188,000	$11,462,000

(1)	Net income divided by average shareholders’ equity.
(2)	Total common equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets.

A weighted point system is used to set the threshold for our Short-Term Incentive Compensation Plan. Attainment of 100 points or more is required for payments to be made under the Short-Term Incentive Compensation Plan. The three 2012 Performance Goals were weighted as follows:

2012 Performance Goals	Weighting Factor
Return on equity	75
Tangible common equity at year-end	15
Non-performing assets/total assets	10

The weighting factor for each of the 2012 Performance Goals is multiplied by the percentage attained for each goal. Alliance achieved an adjusted return on equity, or ROE, for 2012 of 7.98%, which was 113.2% of the 2012 goal of 7.05%. The points “earned” for this performance goal under the terms of the Short-Term Incentive Compensation Plan were 84.9 (113.2% times 75). Our tangible common equity was 102.3% of goal in 2012, while the non-performing assets to total assets was 45.1% better than goal, resulting in a total of 115 points, which exceeded the threshold for payment of incentive compensation of 100 points.

We believe these three metrics and their weightings appropriately balances the short-term performance considerations of the plan (ROE) with metrics (tangible common equity and non-performing assets/total assets) designed to avoid excessive risk taking.

Our 2012 adjust net income exceeded the target goal, thus qualifying the NEOs and other executives for additional incentive compensation payments under the Short-Term Incentive Compensation Plan, which were approved by the Compensation Committee and our board of directors in December 2012. The following table presents, for each NEO, the 2012 short-term incentive award amounts that were paid in December 2012 for achieving and exceeding the 2012 Performance Goals.

Name	Base Salary	Base Award as Percentage of Base Salary	Base Award	Incremental Pool Award as Percentage of Base Salary	Incremental Pool Award	Total Award	Total Award as Percentage of Base Salary
Mr. Webb	$400,000	40.0%	$160,000	5.0%	$19,800	$179,800	45.0%
Mr. Watt	$223,000	30.0%	$66,900	12.1%	$27,000	$93,900	42.1%
Mr. Mohr	$215,000	30.0%	$64,500	13.5%	$29,000	$93,500	43.5%
Mr. Getman	$172,000	25.0%	$43,000	7.4%	$12,700	$55,700	32.4%
Mr. Cacchio	$170,000	25.0%	$42,500	11.1%	$18,800	$61,300	36.1%

The NEOs received approximately 60% of the amount of incentives paid under the Short-Term Incentive Compensation Plan.

Payments under the Short-Term Incentive Compensation Plan for 2012 performance were made to all participating employees in December 2012, which was approximately three months earlier than past practice. Our board of directors elected to accelerate the payment schedule due to the close proximity of the normal February payment date to the anticipated closing date of the proposed merger.

The employment agreements with Messrs. Webb, Watt and Mohr contain certain “claw-back” language, as further discussed below, which would be applicable to this program.

Discretionary Bonus Awards

Our board of directors considers discretionary cash bonus awards in certain situations to recognize significant efforts or individual contributions. None of the NEOs received discretionary bonus compensation for 2012.

Long-Term Incentive Compensation

Our board of directors believes that long-term equity-based incentive compensation is an important component of our total compensation philosophy. Restricted stock awards are issued to recognize the responsibility and contributions of the NEOs, and other key executives, in meeting our long-term goals and strategies. Additionally, long-term incentive compensation is considered necessary to compete with other organizations in the recruitment and retention of key executives.

The decision to grant restricted stock to the NEOs and certain key employees is at the discretion of the Compensation Committee, and the decision is generally made annually in the first quarter. Should a grant be authorized by the Compensation Committee, the dollar value of shares granted to the NEOs is equal to a fixed percentage of their base salary. The fixed percentages are 30% for Mr. Webb and 25% for Messrs. Watt, Mohr, Getman and Cacchio. The number of shares granted is equal to the dollar value of the grant divided by the closing price for our common stock as reported on the NASDAQ Stock Market on the date of the grant. In addition, the Compensation Committee establishes a pool of restricted stock to be allocated to other key employees at the discretion of Mr. Webb. Our board of directors approves grants of restricted stock to the NEOs. There were 18,465 restricted shares granted in February 2012, with 10,068 shares allocated to the NEOs and a pool of 8,397 shares allocated to 15 key employees.

All restricted stock awards will automatically vest in the event of the death or disability of a participant or in the event of a Change of Control of Alliance (each as defined in the 2010 Restricted Stock Plan). In awarding restricted stock, the Compensation Committee considered the individual’s role and their contributions toward our success.

The following table sets forth grants of restricted stock to the NEOs in 2012:

Name	Restricted Stock Grant February 28, 2012
Mr. Webb	3,929
Mr. Watt	1,811
Mr. Mohr	1,639
Mr. Getman	1,397
Mr. Cacchio	1,292

All such grants are made pursuant to the terms of the 2010 Restricted Stock Plan, which permits the grant of shares of restricted stock to our directors, certain key officers and employees and such grants are evidenced by restricted stock agreements with each participant setting forth the terms, conditions and restrictions of the restricted stock award. Subject to the terms and conditions of the restricted stock agreement, a participant holding restricted stock will have the right to receive cash dividends on the shares of restricted stock during the restriction period and to vote the vested and unvested shares of restricted stock. Subject to the terms of the 2010 Restricted Stock Plan and the restricted stock agreement, the restrictions on the restricted stock lapse at the end of the restriction period and the participant is entitled to receive unrestricted shares of common stock at that time. Subject to adjustments allowed under the 2010 Restricted Stock Plan, we may award up to 200,000 shares of restricted stock under the 2010 Restricted Stock Plan. Currently, 130,149 shares remain eligible for award. If any award of restricted stock expires or is terminated, surrendered or canceled without being fully vested, the unused shares covered by such award shall again be available for grants under the 2010 Restricted Stock Plan.

Under the terms of the Merger Agreement, we are not permitted to issue any additional restricted stock awards.

Retirement and Other Benefits

Executive Incentive Retirement Program

Our board of directors approved our Executive Incentive Retirement Program, (“EIRP”), in March 2008. The EIRP was designed to assist us in retaining and attracting officers of exceptional ability and rewarding them for meeting or exceeding specific business program objectives or performance measurements. There are eight officers currently participating in the EIRP, including all of the NEOs except Mr. Webb.

The deferred bonus award vests at the rate of 20% per year while the participant is employed by the Bank Bank, and automatically vests upon (i) the participant’s death or disability, (ii) upon the occurrence of a change of control, or (iii) upon the participant’s separation from service at or after attaining normal retirement age. Our board of directors elected to cease paying deferred bonuses under this plan in 2009 because it determined that the total compensation paid to the NEOs was appropriate without additional benefits from the EIRP.

Supplemental Executive Retirement Agreement (SERP) and Split Dollar Life Insurance Agreement

Mr. Webb has a SERP, which was negotiated as a component of his total compensation package when he joined us. Pursuant to the SERP, we are required to pay Mr. Webb an annual benefit equal to 70% of his final average compensation in excess of his other retirement benefits. The retirement benefit will be paid to Mr. Webb in the form of a straight life annuity in monthly installments for life. For purposes of the SERP, Mr. Webb’s final average compensation means the annualized monthly base salary actually paid by us over the three-year period ending on the date of his termination of employment. The amounts due to him under the SERP are to be distributed upon the occurrence of a triggering event, including:

•	Mr. Webb’s termination of employment with us, except upon his termination with cause; or

•	His attaining the age of 65.

We must begin paying the benefit to Mr. Webb either on the first day of the seventh month following Mr. Webb’s termination of employment or on the first day of the first month following his attaining age 65, whichever is earlier. The benefit due Mr. Webb may be reduced if payment commences prior to August 1, 2017. In addition, the SERP provides Mr. Webb the right to receive payment of the benefit upon a change of control of Alliance. Mr. Webb is the only NEO covered by a SERP.

On January 27, 2010, we entered into the first amendment to the Amended and Restated Supplemental Retirement Agreement, dated November 28, 2006, with Mr. Webb (the “Restated SERP”). The Restated SERP amended and restated the original Supplemental Retirement Agreement, dated May 1, 2000, for certain changes related to the requirements of Section 409A of the Code. The first amendment provides the ability to designate beneficiaries, clarifies the definition of “Death” for purposes of determining time of payment under the agreement, and requires Mr. Webb to prudently manage his other retirement benefits (outside of the Restated SERP) in order to preserve the potential offset of benefits otherwise payable under the Restated SERP.

Additionally, on January 27, 2010, we entered into a split dollar life insurance agreement with Mr. Webb. If Mr. Webb is employed by us at the time of his death, then Mr. Webb’s designated beneficiaries will receive a lump sum payment equal to the employee’s interest, as defined in the agreement. The remainder of the insurance proceeds will be paid to us. We pay the premiums to keep the insurance policies in force, it retains the right to terminate the insurance policies and is the owner of the cash surrender value of the insurance policies. Any successor to us will be required to assume and perform this split dollar life insurance agreement as if no succession had occurred.

In connection with the execution of the Merger Agreement, Mr. Webb entered into an employment agreement with NBT pursuant to which Mr. Webb will be employed by NBT following the Merger. Mr. Webb’s employment agreement with NBT provides that the SERP will remain in full force and effect following the commencement of Mr. Webb’s employment with NBT the (“Commencement Date”). In accordance with the terms of the SERP, Mr. Webb will continue to accrue a benefit under the SERP during his employment with NBT. Mr. Webb’s employment agreement further provides that the SERP will be amended to provide that “Final Average Compensation” for purposes of the SERP shall mean the annualized salary of Mr. Webb’s monthly base salary actually paid by us over the 36 consecutive month period ending on the Commencement Date.

Mr. Webb’s employment agreement with NBT also provides that the split dollar life insurance agreement will be amended to provide that Mr. Webb’s employment with NBT shall constitute continued employment for purposes of the split dollar life insurance agreement and shall not trigger a “Termination of Employment” as defined therein.

401(k) Retirement Program

The NEOs are eligible to participate in the 401(k) retirement program on the same terms as other employees. Employees are eligible to make salary deferrals (contributions) at the beginning of the month following their hire date. We will match the employee’s contributions $0.50 per dollar deferred up to a maximum of 6% of the employees covered compensation. In addition, 1% of an eligible employee’s annual earnings are contributed by us regardless of whether the employee is contributing to the program.

Group Term Life Insurance

The NEOs are covered under the same benefit program available to all other employees, which are paid for by us. Employees are covered for four-times their annual earnings up to a maximum of $750,000. Accidental death and dismemberment insurance is provided in an amount equal to the life insurance.

Group Long-Term Disability Insurance

The NEOs are covered under the same benefit program available to all other employees, which are paid for by us. The coverage provides for 60% salary continuation in the event of disability, as defined in the policy, up to a maximum monthly benefit of $15,000. The NEOs are insured for the following monthly income replacement amounts.

Webb	Watt	Mohr	Getman	Cacchio
$15,000	$15,000	$15,000	$14,333	$14,167

Other Benefits

The NEOs are eligible for the same benefits available to all other employees such as health and dental insurance, personal and sick leave, vacations, and holidays.

Perquisites and Personal Benefits

The NEOs are provided with perquisites and other personal benefits that the Compensation Committee believes are modest, reasonable, and similar in nature to those provided to executives at competing financial institutions, and are designed to assist these executives in carrying out their duties.

The NEOs have the use of a company-provided automobile. Club memberships are provided to Messrs. Webb, Watt and Getman for business meeting purposes and for their personal use. At the recommendation of the Compensation Committee, a health club membership is also provided to Mr. Webb.

Employment, Separation Agreements and Change of Control Agreements

We have employment and change of control agreements with the NEOs and certain key executives. Our board of directors views these agreements as integral in ensuring the continued dedication of our executives and promoting stability of management, particularly in the event of a change of control.

Employment Agreements

Messrs. Webb, Watt and Mohr each have employment agreements with us effective as of January 26, 2010, which have an initial term of one year. Thereafter, each of the employment agreements will automatically extend for successive one-year terms, unless previously terminated or either us or the executive provides notice that it will not be extended. In addition to the base annual salary, the employment agreements provide for, among other things, participation in incentive programs and other employee benefit plans applicable to executive employees.

In the event of involuntary termination without “cause” or voluntary termination with “good reason” (each as defined in the agreements), each executive is entitled to receive a severance benefit equal to the greater of the unpaid compensation and benefits that would have been paid under the terms of this employment agreement if the executive had remained employed, or the unpaid compensation and benefits that would have been paid under the terms of this employment agreement (including any accrued bonus) for a period of one year following the termination. Upon change of control (as defined in the agreements), which results in the termination of the executive without cause or certain resignations for good reason, the executive will receive a lump sum payment equivalent to a multiple of the average annual compensation paid to the executive by us and included in the executive’s gross income for income tax purposes for the three full taxable years that immediately precede the year during which the change of control occurs (adjusted to include bonuses paid, rather than accrued, in respect of such years) which multiple shall be three times such annual average amount in the case of Mr. Webb and two times the annual average amount in the case of

Messrs. Watt and Mohr. In addition, under such circumstances, each executive will also receive a lump sum payment equal to a multiple of our annual cost of providing health, life and long-term disability coverages and other fringe benefits equal to three times such amount in the case of Mr. Webb and equal to two times such amount in the case of Messrs. Watt and Mohr. Further, if there is a change of control, then all forms of equity-based compensation, including unexpired stock options and unvested restricted stock will accelerate. In the event that any amounts payable under the employment agreements would be nondeductible to us by reason of Section 280G of the Code, then such amounts shall be reduced to the extent necessary that such payments will no longer be ineligible for deduction by reason of Section 280G.

The employment agreements also provide for a clawback of any incentive paid to, credit to an account on behalf of, or vested to the executive within the prior 24 months under certain circumstances if it is later determined that the incentive is directly attributable to materially misleading financial statements.

In connection with the execution of the Merger Agreement, Mr. Webb entered into an employment agreement with NBT pursuant to which Mr. Webb will be employed by NBT following the Merger.

Settlement Agreements

In connection with the execution of the Merger Agreement, each of Messrs. Watt and Mohr entered into a settlement agreement with NBT and us, with identical terms, pursuant to which each executive will receive the payments and benefits provided under the executive’s settlement agreement in satisfaction of all rights to payments and benefits under the executive’s individual employment agreement with us. Rights to these payments under the executive’s employment agreement would have otherwise been triggered absent the settlement agreement due to the executive’s termination of employment in connection with the merger. Under the settlement agreements, upon termination of their employment on the closing date of the merger, Messrs. Watt and Mohr will receive lump sum severance payments of $725,850 and $677,570, respectively. The settlement agreements also provide that the executives will receive ownership and title of the company-provided automobile utilized by the executive at the time of his termination of employment. The executives must enter into a general release of claims in favor of NBT and us to receive the settlement payment under the settlement agreement.

Change of Control Agreements

Messrs. Getman and Cacchio have change of control agreements with us with identical terms. Upon a “change of control” (as defined in the agreement) resulting in termination, the executive will receive a lump sum severance payment equal to 200% of the executive’s annual base salary in effect as of the date of termination. If the executive constitutes a qualified beneficiary and elects continued coverage under COBRA, his health care coverage will be paid for by us for up to two years following termination or shorter period until obtaining new employment offering health insurance. In December 2012, we amended the change of control agreements to include the transfer to the executive of ownership and title of the company-provided automobile utilized by the executive at the time of his termination of employment following a change of control.

Compensation Committee Report(1)

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K, for the year-ended December 31, 2012

Lowell A. Seifter, Chairperson Donald S. Ames Donald H. Dew Samuel J. Lanzafame Deborah F. Stanley

(1)	The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed of five directors: Donald S. Ames, Donald H. Dew, Samuel J. Lanzafame, Lowell A. Seifter and Deborah F. Stanley, with Director Seifter serving as Chairperson. None of our executive officers served as a member of another entity’s board of directors or as a member of the compensation committee (or other board committee performing equivalent functions) during 2012, which entity had an executive officer serving on our board of directors or as a member of our Compensation Committee. There are no interlocking relationships between us and other entities that might affect the determination of the compensation of our executive officers or NEOs.

Summary Compensation Table

The following table sets forth information regarding compensation earned by the NEOs for service during each of the last three completed fiscal years, as applicable:

Name and Principal Positions	Year	Salary (1)($)	Stock Awards (2)($)	Non-Equity Incentive Plan Compensation (3)($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4)($)	All Other Compensation (5)($)	Total ($)
Jack H. Webb	2012	400,000	117,438	179,800	73,249	39,724	810,211
Chairman and Chief Executive Officer	2011	391,500	113,989	200,000	347,295	37,625	1,090,409
	2010	380,000	193,296	175,000	193,620	33,983	975,899

John H. Watt, Jr.	2012	223,000	54,131	93,900	—	31,679	402,710
Executive Vice President	2011	216,500	52,497	125,000	—	31,799	425,796
	2010	210,000	90,891	115,000	—	27,452	443,343

J. Daniel Mohr	2012	215,000	48,990	93,500	—	22,520	380,010
Executive Vice President and Chief Financial Officer	2011	196,000	47,493	123,000	—	18,876	385,369
	2010	190,000	86,882	100,000	—	13,524	390,406

James W. Getman	2012	172,000	41,756	55,700	—	20,479	289,935
Executive Vice President and Senior Loan Officer	2011	167,000	40,616	70,000	—	19,723	297,339
	2010	162,500	53,591	57,000	—	16,199	289,290

Steven G. Cacchio	2012	170,000	38,618	61,300	—	21,577	291,495
Senior Vice President, Retail Banking Sales and Service	2011	154,500	37,515	80,000	—	19,559	291,574
	2010	150,000	63,171	65,000	—	16,219	294,390

(1)	The figures shown for salary represents amounts earned for the fiscal year, whether or not actually paid during such year.
(2)	Amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 with respect to restricted stock awards granted to the NEOs. For more information concerning the assumptions used for these calculations, please refer to the notes to the consolidated financial statements included elsewhere in this report.
(3)	Amounts for all years in this column reflect the short-term incentive compensation earned by each NEO. The Short-Term Incentive Compensation Plan is described in greater detail elsewhere in this report.
(4)	Amounts in this column reflect the increase (if any) for each respective year in the present value of the NEOs accrued benefit under each tax-qualified and non-qualified actuarial or defined benefit plan calculated by comparing the present value of each individual’s accrued benefit under each such plan in accordance with FASB ASC Topic 715 as of the plan’s measurement date in such year to the present value of the individual’s accrued benefit as of the plan’s measurement date in the prior fiscal year.
(5)	Amounts in this column are set forth in the table below and include perquisites, dividends paid on restricted stock and 401(k) employer contributions, as applicable. The NEOs participate in certain group life, health, disability insurance and medical reimbursement plans, not disclosed in the Summary Compensation Table, that are generally available to salaried employees and do not discriminate in scope, terms and operation. In addition, we provide certain non-cash perquisites and personal benefits to each NEO, including country club memberships and the use of a company-provided automobile.

	401(k) Employer Contributions ($)	Dividends on Restricted Stock ($)	Perquisites ($)	Total ($)

Jack H. Webb	9,978	20,115	9,631	39,724

John H. Watt, Jr.	10,000	11,954	9,725	31,679

J. Daniel Mohr	5,714	10,778	6,028	22,520

James W. Getman	9,857	7,720	2,902	20,479

Steven G. Cacchio	10,000	8,277	3,300	21,577

Grants of Plan-Based Awards

The following table sets for information regarding plan-based awards granted to the NEOs during the last fiscal year.

Name	Estimated Future Payouts Under Non-Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards(2) ($)
	Grant Date	Threshold ($)	Target ($)	Maximum(1) ($)
Jack H. Webb	—	80,000	160,000	—	—	—
	02/28/2012	—	—	—	3,929	117,438

John H. Watt, Jr.	—	33,450	66,900	—	—	—
	02/28/2012	—	—	—	1,811	54,131

J. Daniel Mohr	—	32,250	64,500	—	—	—
	02/28/2012	—	—	—	1,639	48,990

James W. Getman	—	21,500	43,000	—	—	—
	02/28/2012	—	—	—	1,397	41,756

Steven G. Cacchio	—	21,250	42,500	—	—	—
	02/28/2012	—	—	—	1,292	38,618

(1)	The Short-Term Incentive Compensation Plan does not contain predetermined maximum amounts.
(2)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 with respect to restricted stock awards granted to our NEOs.

Outstanding Equity Awards at Year-End

The following table sets forth information regarding the NEOs’ stock awards outstanding at December 31, 2012.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested		Grant Date	Market Value of Shares or Units of Stock That Have Not Vested ($)(8)
Jack H. Webb	1,429	(1)	2/16/2006	62,176
	1,429	(2)	1/30/2007	62,176
	1,715	(3)	1/29/2008	74,620
	4,079	(4)	8/31/2010	177,477
	2,970	(5)	2/22/2011	129,225
	3,929	(6)	2/28/2012	170,951

John H. Watt, Jr.	1,143	(1)	2/16/2006	49,732
	1,429	(2)	1/30/2007	62,176
	1,500	(3)	1/29/2008	65,265
	1,919	(4)	8/31/2010	83,496
	1,368	(5)	2/22/2011	59,522
	1,811	(6)	2/28/2012	78,797

J. Daniel Mohr	1,429	(7)	5/1/2006	62,176
	1,072	(2)	1/30/2007	46,643
	1,286	(3)	1/29/2008	55,954
	1,834	(4)	8/31/2010	79,797
	1,238	(5)	2/22/2011	53,865
	1,639	(6)	2/28/2012	71,313

James W. Getman	858	(1)	2/16/2006	37,332
	715	(2)	1/30/2007	31,110
	858	(3)	1/29/2008	37,332
	1,131	(4)	8/31/2010	49,210
	1,058	(5)	2/22/2011	46,034
	1,397	(6)	2/28/2012	60,783

Steven G. Cacchio	858	(1)	2/16/2006	37,332
	1,072	(2)	1/30/2007	46,643
	858	(3)	1/29/2008	37,332
	1,334	(4)	8/31/2010	58,042
	978	(5)	2/22/2011	42,553
	1,292	(6)	2/28/2012	56,215

(1)	Restricted stock awards granted on February 26, 2006 vest on February 16, 2013.
(2)	Restricted stock awards granted on January 30, 2007 vest on January 30, 2014.
(3)	Restricted stock awards granted on January 29, 2008 vest on January 29, 2015.
(4)	Restricted stock awards granted on August 31, 2010 under the 2010 Restricted Plan vest in 20% increments beginning on August 31, 2011.
(5)	Restricted stock awards granted on February 22, 2011 under the 2010 Restricted Plan vest in 20% increments beginning on February 22, 2011.
(6)	Restricted stock awards granted on February 28, 2012 under the 2010 Restricted Plan vest in 20% increments beginning on February 28, 2013.
(7)	Restricted stock awards granted on May 1, 2006 vest on May 1, 2013.
(8)	Market value is calculated on the basis of $43.51 per share, which is the closing sales price for our common stock on December 31, 2012.

Option Exercises and Stock Vested

No options were exercised during the last fiscal year. The following table sets forth the stock awards that vested for the NEOs during the last fiscal year.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Jack H. Webb	3,389	112,189
John H. Watt, Jr.	1,839	60,397
J. Daniel Mohr	1,349	45,029
James W. Getman	1,285	41,787
Steven G. Cacchio	1,331	43,614

(1)	The figures shown include the amount realized during the fiscal year upon the vesting of restricted stock, based on the closing sales price for a share of our common stock on the vesting date.

Pension Benefits

The following table sets forth information regarding pension benefits accrued by the NEOs during the last fiscal year.

Pension Benefits Table
Name	Plan Name		Number of Years of Credited Service(2) (#)	Present Value of Accumulated Benefit(2) ($)	Payments During Last Fiscal Year ($)
Jack H. Webb	Supplemental Retirement Agreement	(1)	12.67	1,356,318	—
John H. Watt, Jr.	—		—	—	—
J. Daniel Mohr	—		—	—	—
James W. Getman	—		—	—	—
Steven G. Cacchio	—		—	—	—

(1)	This agreement is discussed above in the Compensation Discussion and Analysis section under the caption “Retirement and Other Benefits—Supplemental Executive Retirement Agreement (SERP) and Split Dollar Life Insurance Agreement.”
(2)	The figures shown are determined as of the plan’s measurement date during 2012 under ASC Number 715-20-65-1 for purposes of our consolidated financial statements. The discount rate of 3.95% that was used to determine benefit obligation for the plan was based upon the Citibank pension liability index. The Citibank pension liability index, less an adjustment of 10 basis points, was determined to appropriately reflect the rate at which the pension liability could be effectively settled based upon the expected duration of the plan. Salary was assumed to increase at an annual rate of 4.0% in 2012.

Termination and Change of Control Benefits

As discussed previously under “Employment Agreements, Separation Agreements and Change of Control Agreements”, we have employment and change of control agreements with Messrs. Webb, Watt, Mohr, Getman and Cacchio. The follow table summarizes and quantifies the estimated payments under the agreements, assuming a termination event occurred on December 31, 2012.

	Jack H. Webb	John H. Watt, Jr.	J. Daniel Mohr	James W. Getman	Steven G. Cacchio
Retirement(1)	$1,356,318	$—	$—	$—	$—

Death
Salary Continuation(3)	65,753	36,658	35,342	—	—
Restricted Stock Acceleration(2)	676,625	398,988	369,748	261,801	278,117
Split Dollar Life Insurance	1,268,799	—	—	20,000	—

Disability(4)
Salary Continuation	230,769	128,654	124,038	—	—
Accrued and Unpaid Vacation	30,769	17,154	16,538	—	—
Continued Benefits	6,586	6,586	6,586	—	—
Restricted Stock Acceleration(2)	676,625	398,988	369,748	261,801	278,117

Termination Without Cause or Voluntary Termination with “Good Reason”(5)
Lump Sum Cash Payment	635,815	352,692	343,646	—	—

Change in Control—Related
Restricted Stock Acceleration(2)	676,625	398,988	369,748	261,801	278,117
Lump Sum Cash Payment(6)	1,987,079	770,650	602,694	353,546	362,448

(1)	With the exception of pension benefits payable under Mr. Webb’s Supplemental Retirement Agreement, there are no additional benefits paid upon retirement pursuant to the employment agreements or change of control agreements in effect at December 31, 2012, or pursuant to the 1998 Long-Term Incentive Compensation Plan and the 2010 Restricted Stock Plan.
(2)	All restricted stock granted under the 1998 Long Term Incentive Compensation Plan and the 2010 Restricted Stock Plan provide for full vesting upon death, disability or change of control. The figures shown reflect the value of those restricted stock awards that would accelerate, calculated based on the closing sales price for a share of our common stock on December 31, 2012. The change of control agreements with other officers also provide acceleration of restricted stock awards that otherwise were not vested.
(3)	The employment agreements in effect for Messrs. Webb, Watt and Mohr provide for salary continuation payments following termination due to death for a period of 60 days.
(4)	The employment agreements in effect for Messrs. Webb, Watt and Mohr provide for a payment equal to the total of accrued and unpaid vacation pay, continued benefits and 100% of the executive’s then current base salary for a period of 30 weeks following termination due to disability. The amount disclosed for accrued and unpaid vacation pay assumes a payout of the maximum four weeks of unused vacation time.
(5)	The employment agreements in effect for Messrs. Webb, Watt and Mohr provide for a lump sum cash payment equal to the unpaid compensation, including any accrued bonus, and the benefits that the executive would have been paid under the agreement for a period of one year following a termination without cause or voluntary termination with “good reason,” including base salary, vacation and benefits. The amount disclosed for accrued and unpaid vacation pay assumes a payout of the maximum four weeks of unused vacation time.
(6)

The employment agreements provide for a lump sum payment equivalent to a multiple of the average annual compensation paid to the executive by us and included in the executive’s gross income for income tax purposes for the three full taxable years that immediately precede the year during which the change of control occurs (adjusted to include bonuses paid, rather than accrued, in respect of such years) which multiple shall be three times such annual average amount in the case of Mr. Webb and two times the annual average amount in the case of Messrs. Watt and Mohr. In addition, under such circumstances, each executive will also receive a lump sum payment equal to a multiple of our annual cost of providing health, life and long-term disability coverages and other fringe benefits equal to three times such amount in the case of Mr. Webb and equal to two times such amount in the case of Messrs. Watt and Mohr. The change of control agreements with Messrs. Getman and Cacchio provide for a lump sum payment equal to 200% of his annual cash compensation and the cost of providing health, life and long-term disability coverages and other fringe benefits for a period of up to 24 months. In the event that any amounts payable under the employment agreements or change of control agreements would be nondeductible to us by reason of Section 280G of the Code, then such amounts shall be reduced to the extent necessary that such payments will no longer be ineligible for deduction by reason of Section 280G of the Code.

Director Compensation

Meeting Fees

Each non-employee director receives an annual retainer fee of $12,500 for service on our board of directors, $600 for each board of directors meeting attended, and $600 for each committee meeting attended. Committee chairs receive an additional $100 for each committee meeting attended. The Audit Committee Chairman and Governance Committee Chairman each receive an additional annual retainer fee of $5,000, and the Compensation Committee Chairman receives an additional annual retainer fee of $3,500.

Stock-Based Deferral Plan

We have a Stock-Based Deferral Plan that was adopted in March 2008, which currently provides non-employee directors with the option to defer receipt of all or a portion of their directors’ fees. Amounts deferred under the Stock-Based Deferral Plan are invested in shares of our common stock through open market purchases executed by a trustee. Dividends paid on shares of stock in the Stock-Based Deferral Plan are reinvested in our common stock. Participants in the Stock-Based Deferral Plan can elect to receive stock distributions in a lump sum or in equal installments over at least two years and not more than 10 years. During 2012, the directors elected to defer a total of $261,410 in director fees under the Stock-Based Deferral Plan.

Director Retirement Plan

We also provide an additional source of retirement income to non-employee directors in recognition of their service on our board of directors through the Director Retirement Plan. In the event that a director ceases to serve after completing at least three years of service, the director is entitled to a normal retirement benefit, payable in either a lump sum or in ten equal annual installments. In the event of the death of the director, remaining benefits, if any, are payable to a designated beneficiary. The normal retirement benefit is equal to 35 percent of the director’s average annual director’s fees increased by (i) 1 percent for each full year of service up to a maximum of 25 percent and (ii) by an additional 10 percent if the director served as a committee chair on our board of directors for at least three years, which may be nonconsecutive.

The following table sets forth information regarding compensation earned by our non-employee directors during the last fiscal year.

Name	Fees Earned or Paid in Cash(1) ($)	Change in Pension Value and Nonqualifed Deferred Compensation Earnings(2) ($)	Total ($)
Mary Pat Adams	23,300	27,219	50,519
Donald S. Ames	24,100	41,319	65,419
Donald H. Dew	35,000	27,962	62,962
Samuel J. Lanzafame	34,000	68,856	102,856
Margaret G. Ogden	26,700	23,467	50,167
Lowell A. Seifter	32,200	22,848	55,048
Charles E. Shafer	23,900	37,233	61,133
Paul M. Solomon	27,400	43,019	70,419
Charles H. Spaulding	27,800	35,518	63,318
Deborah F. Stanley	25,700	23,352	49,052

(1)	Includes retainer payments, meeting fees, and committee and/or chairmanship fees earned during the fiscal year. All non-employee directors elected to defer 100% of their 2012 fees under the Stock-Based Deferral Plan, except Ms. Ogden who elected to receive 70% of her total fees in cash.
(2)	Amounts in this column represent the change in the value of accumulated benefits under the Director Retirement Plan and nonqualified deferred compensation earnings under the Stock-Based Deferral Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	129,599	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	129,599

(1)	Represents shares available for issuance under our 2010 Restricted Stock Plan, which was approved by our shareholders in May 2010.

Security Ownership of Certain Beneficial Owners and Management

Under SEC rules, beneficial ownership includes any shares of common stock which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 18, 2013 by: (i) each director; (ii) each of the named executive officer’s listed in Summary Compensation Table; (iii) all our directors and executive officers as a group and (iv) all those known by us to be beneficial owners of more than 5% of its common stock. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock listed next to his or her name.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock Outstanding(1)
Compensated Persons and Directors:
Jack H. Webb(2)	55,579	1.2%
John H. Watt, Jr.(3)	19,654	*
J. Daniel Mohr(4)	10,467	*
James W. Getman(5)	12,048	*
Steven G. Cacchio(6)	11,858	*
Mary Pat Adams(7)	37,922	*
Donald S. Ames(8)	120,059	2.5%
Donald H. Dew(9)	21,942	*
Samuel J. Lanzafame(10)	34,757	*
Margaret G. Ogden(11)	9,276	*
Lowell A. Seifter(12)	15,777	*
Charles E. Shafer(13)	30,346	*
Paul M. Solomon(14)	28,349	*
Charles H. Spaulding(15)	28,599	*
Deborah F. Stanley(16)	16,750	*
All Executive Officers and Directors as a Group (15 Persons)	453,383	9.5%
Other Shareholders:
BlackRock, Inc.(17) 40 East 52nd Street New York, NY 10022	316,927	6.6%

FMR LLC(18) 82 Devonshire Street Boston, MA 02109	130,289	2.7%

*	Less than 1% of the total outstanding shares of common stock.
(1)	This table is based solely upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 4,779,290 shares outstanding on February 18, 2013, adjusted as required by rules promulgated by the SEC.
(2)	Consists of: a) 41,457 shares as to which Mr. Webb has sole voting and investment power and b) 14,122 unvested shares of restricted stock as to which he has sole voting power. Excludes 100 shares held by his spouse and 200 shares held by his daughter as to which he does not have voting or investment power, and as such, disclaims beneficial ownership.
(3)	Consists of: a) 693 shares as to which Mr. Watt has sole voting and investment power, b) 10,934 shares as to which Mr. Watt holds jointly with his spouse as to which he has shared voting and investment power and c) 8,027 unvested shares of restricted stock as to which he has sole voting power.,

(4)	Consists of: a) 1,969 shares as to which Mr. Mohr has sole voting and investment power and b) 8,498 unvested shares of restricted stock as to which he has sole voting power.
(5)	Consists of: a) 6,889 shares as to which Mr. Getman has sole voting and investment power and b) 5,159 unvested shares of restricted stock as to which he has sole voting power.
(6)	Consists of: a) 5,534 shares as to which Mr. Cacchio has sole voting and investment power and b) 6,324 unvested shares of restricted stock as to which he has sole voting power.
(7)	Consists of: a) 9,650 shares as to which Ms. Adams has sole voting and investment power, b) 13,900 shares held in trust as to which she has shared voting and investment power, and c) 14,372 shares held by the Stock-Based Deferral Plan for her account as to which she has sole voting power. Excludes 1,231 shares held by her spouse and 850 shares held by her children as to which she does not have voting or investment power and, as such, disclaims beneficial ownership.
(8)	Consists of: a) 91,917 shares as to which Mr. Ames’ spouse has shared voting and investment power as co-trustee of the Donald S. Ames Irrevocable Trust and b) 28,142 shares held by the Stock-Based Deferral Plan for his account as to which he has sole voting power.
(9)	Consists of: a) 14,911 shares as to which Mr. Dew has sole voting and investment power and b) 7,031 shares held by the Stock-Based Deferral Plan for his account as to which he has sole voting power.
(10)	Consists of: a) 1,115 shares as to which Mr. Lanzafame has sole voting and investment power and b) 33,642 shares held by the Stock-Based Deferral Plan for his account as to which he has sole voting power. Excludes 15,980 shares held by his spouse as to which he does not have voting or investment power and, as such, disclaims beneficial ownership.
(11)	Consists of: a) 2,758 shares as to which Ms. Ogden has sole voting and investment power, b) 2,293 shares held jointly with her spouse as to which she has shared voting and investment power, and c) 4,225 shares held by the Stock-Based Deferral Plan for her account as to which she has sole voting power.
(12)	Consists of: a) 7,651 shares as to which Mr. Seifter has sole voting and investment power and b) 8,126 shares held by the Stock-Based Deferral Plan for his account as to which he has sole voting.
(13)	Consists of: a) 3,838 shares as to which Mr. Shafer has sole voting and investment power, b) 10,243 shares held jointly with his spouse as to which he has shared voting and investment power, and c) 16,265 shares held by the Stock-Based Deferral Plan for his account as to which he has sole voting power. Excludes 2,286 shares held by his spouse as to which he does not have voting or investment power and as such, disclaims beneficial ownership.
(14)	Consists of: a) 11,804 shares as to which Mr. Solomon has sole voting and investment power and b) 16,545 shares held by the Stock-Based Deferral Plan for his account as to which he has sole voting power.
(15)	Consists of: a) 15,837 shares as to which Mr. Spaulding has sole voting and investment power and b) 12,762 shares held by the Stock-Based Deferral Plan for his account as to which he has sole voting power.
(16)	Consists of: a) 5,026 shares as to which Ms. Stanley has sole voting and investment power, b) 4,756 shares held jointly with her spouse as to which she has shared voting and investment power and c) 6,968 shares held by the Stock-Based Deferral Plan for her account as to which she has sole voting power.
(17)	As disclosed on Schedule 13G/A, filed February 6,2013, BlackRock, Inc. has sole voting power and sole dispositive power with respect to all shares listed.
(18)	As disclosed on Schedule 13G/A, filed December 12, 2012, Edward C. Johnson 3d, Chairman of FMR LLC, and FMR LLC, through its control of Fidelity Management & Research Company (“Fidelity”), has sole power to dispose of all shares listed. Neither FMR LLC nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fund’’ Boards of Trustees.

Item 13. Certain Relationships and Related Transactions and Director Independence

Board of Directors Independence

As required under the Nasdaq listing standards, a majority of the members of our Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with the company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the Nasdaq, as in effect from time to time.

Consistent with these considerations, the Board has affirmatively determined that the following current directors are independent directors within the meaning of the applicable Nasdaq listing standards: Mary Pat Adams, Donald S. Ames, Donald H. Dew, Samuel J. Lanzafame, Margaret G. Ogden, Lowell A. Seifter, Charles E. Shafer, Paul M. Solomon, Charles H. Spaulding and Deborah F. Stanley. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with us. The Board has determined that Jack H. Webb, our Chairman of the Board, President and Chief Executive Officer and John H. Watt, Jr., our Executive Vice President, are not independent directors by virtue of their employment with us.

Transactions with Related Persons

Related-Person Transactions Policy and Procedures

Pursuant to the terms of its written charter, the Audit Committee is responsible for reviewing and approving all related-party transactions. Consistent with this responsibility, the Audit Committee has reviewed and approved the following related-person relationships as being consistent with the policy. Except for the specific transactions described below, no director, executive officer or beneficial owner of more than five percent of our outstanding voting securities (or any member of their immediate families) engaged in any transaction (other than such transaction as described) with us during 2012, or proposes to engage in any transaction with us, in which the amount involved exceeds $120,000.

Transactions with Certain Related Persons

We make loans to our executive officers, employees and directors. These loans are made in the ordinary course of business and on substantially the same terms and conditions as those of comparable transactions with the general public prevailing at the time, in accordance with our underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features.

The law firm of Riehlman, Shafer & Shafer, of which Director Charles E. Shafer’s brother is sole owner, received $198,944 for legal services rendered to us during 2012, including commercial and consumer loan closings and collection activities.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

During the fiscal years ended December 31, 2012 and December 31, 2011, respectively, we retained and paid Crowe Horwath LLP to provide audit and other services as follows:

	2012	2011
Audit Fees(1)	$244,000	$246,000
Audit-related Fees(2)	18,400	—
Tax Fees(3)	62,600	62,020
All Other Fees(4)	—	7,500

Total	$325,000	$315,520

(1)	Audit fees principally include those for services related to the annual audit of the consolidated financial statements, annual audit of internal control over financial reporting, U.S. Department of Housing and Urban Development loan audit and consultation on accounting matters.
(2)	Audit-related fees in 2012 principally include service rendered in connection with a Form S-4 registration statement.
(3)	Tax fees include assistance with matters related to tax compliance and counseling.
(4)	All other fees consists of fees for all other services other than those reported above.

Pre-approval of Services

The Audit Committee shall pre-approve all auditing services and permissible non-audit services (including the fees and terms) to be performed for us by our independent registered public accounting firm. Unless a type of service to be provided by the auditor has received general pre-approval, it requires specific pre-approval by the Audit Committee, and any proposed services exceeding pre-approved expense levels require specific pre-approval by the Audit Committee.

The Audit Committee pre-approved 100% of the services performed by the independent registered public accounting firm pursuant to the policies outlined above.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The financial statement schedules and exhibits filed as part of this form 10-K are as follows:

(a)(1)	Financial Statements

Reference is made to the consolidated financial statements and accompanying notes included in Item 8 of Part II hereof.

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

ALLIANCE FINANCIAL CORPORATION
(Registrant)

Date March 8, 2013	By	/s/ Jack H. Webb
Jack H. Webb, Chairman, President & CEO
(Principal Executive Officer)

Date March 8, 2013	By	/s/ J. Daniel Mohr
J. Daniel Mohr, Executive Vice President & CFO
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 8, 2013, and in the capacities indicated.

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

ALLIANCE FINANCIAL CORPORATION

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Alliance Financial Corporation

Syracuse, New York

We have audited the accompanying consolidated balance sheets of Alliance Financial Corporation as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Alliance Financial Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alliance Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Financial Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Alliance Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/Crowe Horwath LLP
Crowe Horwath LLP

Cleveland, Ohio

March 8, 2013

Alliance Financial Corporation and Subsidiaries

Consolidated Balance Sheets

December 31, 2012 and 2011

(In thousands, except per share data)

	2012	2011
Assets
Cash and due from banks	$33,673	$52,802

Securities available-for-sale	336,493	374,306
Federal Home Loan Bank of New York (“FHLB”) and Federal Reserve Bank (“FRB”) stock	7,987	8,478
Loans and leases held-for-sale	2,133	1,217
Loans and leases, net of unearned income and deferred costs	928,094	872,721
Allowance for credit losses	(8,571)	(10,769)

Net loans and leases	919,523	861,952

Premises and equipment, net	16,438	17,541
Accrued interest receivable	3,467	3,960
Bank-owned life insurance	30,175	29,430
Goodwill	30,844	30,844
Intangible assets, net	6,827	7,694
Other assets	18,797	20,866

Total assets	$1,406,357	$1,409,090

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing deposits	$230,555	$185,736
Interest-bearing deposits	864,438	897,329

Total deposits	1,094,993	1,083,065
Borrowings	121,169	136,310
Accrued interest payable	754	1,578
Other liabilities	16,722	18,366
Junior subordinated obligations issued to unconsolidated subsidiary trusts	25,774	25,774

Total liabilities	1,259,412	1,265,093

Commitments and contingent liabilities (Note 15)	—	—

Shareholders’ equity
Preferred stock – par value $1.00 per share; 900,000 shares authorized, none issued and outstanding	—	—
Preferred stock – par value $1.00 per share; 100,000 shares authorized, Series A, junior preferred stock, none issued and outstanding	—	—
Common stock – par value $1.00 per share; 10,000,000 shares authorized, 5,104,497 and 5,091,553 shares issued, and 4,782,185 and 4,769,241 shares outstanding for 2012 and 2011, respectively	5,104	5,092
Surplus	47,932	47,147
Undivided profits	103,041	99,879
Accumulated other comprehensive income	3,418	3,951
Directors’ stock-based deferred compensation plan (148,083 and 134,260 shares, respectively)	(3,894)	(3,416)
Treasury stock, at cost: 322,312 shares	(8,656)	(8,656)

Total shareholders’ equity	146,945	143,997

Total liabilities and shareholders’ equity	$1,406,357	$1,409,090

The accompanying notes are an integral part of the consolidated financial statements

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except per share data)

	2012	2011	2010
Interest income
Interest and fees on loans and leases	$38,772	$41,877	$46,168
Federal funds sold and interest bearing deposits	136	22	8
Interest and dividends on taxable securities	6,709	10,903	11,294
Interest and dividends on nontaxable securities	2,634	2,957	2,872

Total interest income	48,251	55,759	60,342

Interest expense
Deposits:
Savings accounts	123	210	377
Money market accounts	1,038	1,609	2,675
Time accounts	3,564	5,673	7,216
NOW accounts	127	225	490

Total deposits	4,852	7,717	10,758
Borrowings:
Repurchase agreements	831	825	833
FHLB advances	2,445	3,279	3,817
Junior subordinated obligations issued to unconsolidated subsidiary trusts	677	638	645

Total interest expense	8,805	12,459	16,053

Net interest income	39,446	43,300	44,289
Provision for credit losses	(300)	1,910	4,085

Net interest income after provision for credit losses	39,746	41,390	40,204

Non-interest income
Investment management income	7,603	7,746	7,316
Service charges on deposit accounts	4,277	4,463	4,509
Card-related fees	2,772	2,701	2,563
Insurance agency income	—	—	1,283
Income from bank-owned life insurance	1,258	1,018	1,058
Gain on the sale of loans	1,809	1,283	1,394
Gain on sale of securities available-for-sale	—	1,325	308
Other non-interest income	1,132	1,466	2,074

Total non-interest income	18,851	20,002	20,505

Non-interest expense
Salaries and employee benefits	23,631	21,902	22,319
Occupancy and equipment expense	7,066	7,283	7,375
Communication expense	623	599	664
Office supplies and postage expense	1,182	1,142	1,158
Marketing expense	772	898	1,068
Amortization of intangible assets	867	944	1,127
Professional fees	5,372	3,087	3,250
FDIC insurance premium	866	1,061	1,601
Other non-interest expense	6,063	6,665	5,918

Total non-interest expense	46,442	43,581	44,480

Income before income tax expense	12,155	17,811	16,229
Income tax expense	2,967	4,514	4,605

Net income	$9,188	$13,297	$11,624

Net income per share
Basic earnings per share	$1.92	$2.80	$2.49
Diluted earnings per share	$1.92	$2.80	$2.48
Cash dividends declared per share	$1.26	$1.22	$1.16

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010

Net income	$9,188	$13,297	$11,624
Other comprehensive income net of tax
Securities available-for-sale:
Net unrealized (losses) gains for the period on securities available-for-sale	(515)	4,025	1,051
Reclassification adjustment for security gains included in net income	—	(812)	(189)

	(515)	3,213	862

Defined benefit pension plan:
Amortization of prior service costs and net loss	217	122	126
Change in accumulated unrealized net losses for plan benefits	(274)	(1,097)	(221)
Change in unrealized prior service costs	39	—	—

	(18)	(975)	(95)

Total other comprehensive (loss) income	(533)	2,238	767

Comprehensive income	$8,655	$15,535	$12,391

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except per share data)

	Issued and Outstanding Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Directors’ Deferred Stock	Total
Balance at January 1, 2010	$4,614,921	$4,937	$43,013	$86,194	$946	$(8,656)	$(2,499)	$123,935
Net income	—	—	—	11,624	—	—	—	11,624
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	862	—	—	862
Change in accumulated unrealized losses and prior service costs for retirement plans (net of tax)	—	—	—	—	(95)	—	—	(95)
Issuance of restricted stock	34,097	34	(34)	—	—	—	—	—
Forfeiture of restricted stock	(3,865)	(4)	1	—	—	—	—	(3)
Retirement of common stock	(766)	(1)	(19)	—	—	—	—	(20)
Amortization of restricted stock	—	—	360	—	—	—	—	360
Stock options exercised	84,648	85	1,513	—	—	—	—	1,598
Tax benefit of stock-based compensation	—	—	308	—	—	—	—	308
Cash dividend $1.16 per common share	—	—	—	(5,438)	—	—	—	(5,438)
Directors’ deferred stock plan purchase	—	—	478	—	—	—	(478)	—
Balance at December 31, 2010	4,729,035	$5,051	$45,620	$92,380	$1,713	$(8,656)	$(2,977)	$133,131
Net income	—	—	—	13,297	—	—	—	13,297
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	3,213	—	—	3,213
Change in accumulated unrealized losses and prior service costs for retirement plans (net of tax)	—	—	—	—	(975)	—	—	(975)
Issuance of restricted stock	17,839	18	(18)	—	—	—	—	—
Forfeiture of restricted stock	(2,886)	(3)	(40)	—	—	—	—	(43)
Retirement of common stock	(3,447)	(3)	(101)	—	—	—	—	(104)
Amortization of restricted stock	—	—	491	—	—	—	—	491
Stock options exercised	28,700	29	646	—	—	—	—	675
Tax benefit of stock-based compensation	—	—	110	—	—	—	—	110
Cash dividend $1.22 per common share	—	—	—	(5,798)	—	—	—	(5,798)
Directors’ deferred stock plan purchase	—	—	462	—	—	—	(462)	—
Directors’ deferred stock plan distribution	—	—	(23)	—	—	—	23	—
Balance at December 31, 2011	4,769,241	$5,092	$47,147	$99,879	$3,951	$(8,656)	$(3,416)	$143,997
Net income	—	—	—	9,188	—	—	—	9,188
Change in unrealized appreciation in available-for-sale securities (net of tax)	—	—	—	—	(515)	—	—	(515)
Change in accumulated unrealized losses and prior service costs for retirement plans (net of tax)	—	—	—	—	(18)	—	—	(18)
Issuance of restricted stock	18,465	18	(18)	—	—	—	—	—
Forfeiture of restricted stock	(550)	(1)	—	—	—	—	—	(1)
Retirement of common stock	(4,971)	(5)	(160)	—	—	—	—	(165)
Amortization of restricted stock	—	—	513	—	—	—	—	513
Tax benefit of stock-based compensation	—	—	(28)	—	—	—	—	(28)
Cash dividend $1.26 per common share	—	—	—	(6,026)	—	—	—	(6,026)
Directors’ deferred stock plan purchase	—	—	502	—	—	—	(502)	—
Directors’ deferred stock plan distribution	—	—	(24)	—	—	—	24	—
Balance at December 31, 2012	4,782,185	$5,104	$47,932	$103,041	$3,418	$(8,656)	$(3,894)	$146,945

The accompanying notes are an integral part of the consolidated financial statements.

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Operating Activities
Net income	$9,188	$13,297	$11,624

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(300)	1,910	4,085
Depreciation expense	1,948	2,140	2,353
Increase in surrender value of life insurance	(983)	(1,018)	(1,058)
Benefit for deferred income taxes	(301)	(1,340)	(1,213)
Amortization of investment security discounts and premiums, net	3,946	3,466	2,700
Net gain on sale of securities available-for-sale	—	(1,325)	(308)
Net loss (gain) on sale of premises and equipment	22	(38)	(8)
Impairment loss on fixed asset	—	570	—
Proceeds from the sale of loans held-for-sale	62,917	63,365	67,604
Origination of loans held-for-sale	(62,471)	(60,866)	(68,710)
Gain on sale of loans held-for-sale	(1,809)	(1,283)	(1,394)
Gain on sale of insurance agency	—	—	(815)
Gain on foreclosed real estate	(79)	(25)	(5)
Amortization of capitalized servicing rights	472	393	329
Amortization of intangible assets	867	944	1,127
Restricted stock expense, net	512	448	357
Proceeds from settlement of bank-owned life insurance	513	—	—
Gains on bank-owned life insurance settlement	(275)	—	—
Amortization of prepaid FDIC insurance premium	781	958	1,479
Change in other assets and liabilities	2,129	(2,209)	1,226

Net cash provided by operating activities	17,077	19,387	19,373

Investing Activities
Proceeds from maturities, redemptions, calls and principal repayments of investment securities available-for-sale	116,383	104,954	116,279
Proceeds from sales of investment securities available-for-sale	—	57,824	9,571
Purchase of investment securities available-for-sale	(83,369)	(121,427)	(179,129)
Purchase of FRB and FHLB stock	(68)	(13,574)	(11,656)
Redemption of FHLB stock	559	13,748	13,078
Net (increase) decrease in loans and leases	(58,307)	22,803	11,671
Purchases of premises and equipment	(958)	(1,449)	(1,418)
Proceeds from the sale of premises and equipment	91	211	168
Proceeds from disposition of foreclosed assets	876	1,358	855
Proceeds from sale of insurance agency	—	—	1,904

Net cash (used in) provided by investing activities	(24,793)	64,448	(38,677)

Financing Activities
Net increase (decrease) in checking, savings and money market accounts	89,587	(23,864)	91,704
Net decrease in time accounts	(77,659)	(27,669)	(32,777)
Net decrease (increase) in short-term borrowings	(5,141)	(1,482)	(14,915)
Payments on long-term borrowings	(10,000)	(15,000)	(15,000)
Proceeds from long-term borrowings	—	10,000	—
Proceeds from the exercise of stock options	—	675	1,598
Retirement of common stock	(165)	(104)	(20)
Purchase of shares for directors’ deferred stock-based plan	(502)	(462)	(478)
Tax (provision) benefit for stock-based compensation	(28)	110	308
Cash dividends paid to common shareholders	(7,505)	(5,738)	(5,311)

Net cash (used in) provided by financing activities	(11,413)	(63,534)	25,109

Net (decrease) increase in cash and cash equivalents	(19,129)	20,301	5,805
Cash and cash equivalents at beginning of year	52,802	32,501	26,696

Cash and cash equivalents at end of year	$33,673	$52,802	$32,501

Alliance Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (cont’d)

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Supplemental disclosures of cash flow information
Interest received during the year	$48,744	$55,948	$60,360
Interest paid during the year	9,629	12,272	16,407
Income taxes paid	213	7,704	5,542
Non-cash investing and financing activities:
Change in unrealized gain on available-for-sale securities	(853)	5,240	1,365
Transfer of loans to other real estate	1,036	1,189	1,138
Common dividends declared and unpaid	—	1,479	1,419

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

On October 8, 2012, Alliance reported that it entered into a definitive merger agreement (“Merger Agreement’) with NBT Bancorp Inc. (“NBT”). Under the terms of the Merger Agreement, NBT will acquire Alliance for approximately $233.4 million, based on the 5-day average closing price of NBT’s common stock for the period ended October 5, 2012, and Alliance will merge with and into NBT, with NBT being the surviving corporation (the “Merger”). Immediately following the Merger, the Bank will be merged with and into NBT’s subsidiary bank, NBT Bank, NA (“NBT Bank”) and NBT Bank will continue as the surviving bank. Merger related expenses in non-interest expense totaled $3.4 million in 2012 and included $2.7 million for professional fees and $676,000 for personnel related accrual for estimated retention awards. The NBT stockholders voted to approve the Merger on March 5, 2013 and the Alliance shareholders voted to approve the Merger on March 7, 2013. The Merger is scheduled to be completed on March 8, 2013.

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

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has identified the allowance for credit losses, income taxes, retirement plan obligations, the carrying value of goodwill and intangible assets and the fair value of financial instruments to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Actual results could differ from those estimates.

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

FHLB and FRB Stock

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from Alliance, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Lease financings, included in portfolio loans and leases on the consolidated balance sheet consist of direct financing leases of commercial equipment, primarily computers and office equipment, manufacturing equipment, commercial trucks and trailers, and medical equipment. Income attributable to finance leases is initially recorded as unearned income and subsequently recognized as finance income at level rates of return over the term of the leases. The recorded residual values of Alliance’s leased assets are estimated at the inception of the lease to be the expected fair value of the assets at the end of the lease term. Alliance reviews commercial lease residual values at least annually and recognizes residual value impairments deemed to be other than temporary. In accordance with U.S. generally accepted accounting principles, anticipated increases in specific future residual values are not recognized before realization. Operating leases are stated at cost of the equipment less scheduled depreciation. Equipment on operating leases is depreciated on a straight-line basis to its estimated residual value over the lease term. Operating lease income is recognized on a straight-line basis over the term of the lease.

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Earnings Per Common Share

Earnings per share is computed using the two-class method. Basic earnings per common share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities. All outstanding unvested restricted stock awards containing rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but excludes awards considered participating securities.

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

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no affect on prior year net income or shareholders’ equity.

Adoption of New Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The guidance required changes in presentation only and had no significant impact on our consolidated financial statements.

In May 2011, FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The effect of adopting this standard did not have a material effect on our operating results or financial condition.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2. Securities

The amortized cost and estimated fair value of securities at December 31, 2012 and 2011 are as follows (in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Treasury obligations	$15,147	$1	$—	$15,148
Obligations of states and political subdivisions	66,479	4,751	—	71,230
Mortgage-backed securities - residential	241,482	5,692	192	246,982

Total debt securities	323,108	10,444	192	333,360
Stock Investments:
Mutual funds	3,000	133	—	3,133

Total available-for-sale	$326,108	$10,577	$192	$336,493

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Obligations of U.S. government-sponsored corporations	$3,134	$56	$—	$3,190
Obligations of states and political subdivisions	77,541	4,759	1	82,299
Mortgage-backed securities - residential	279,393	6,483	170	285,706

Total debt securities	360,068	11,298	171	371,195
Stock Investments:
Mutual funds	3,000	113	2	3,111

Total available-for-sale	$363,068	$11,411	$173	$374,306

Mortgage-backed securities are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the U.S. government. At December 31, 2012 and 2011, there were no holdings of securities of any one issuer other than the U.S. government and its agencies in an amount greater than 10% of shareholders’ equity.

The carrying value and estimated fair value of debt securities at December 31, 2012 and 2011 by contractual maturity, are shown in the following tables (in thousands). The maturities of mortgage-backed securities are based on average life of the security. All other expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
	Amortized Cost	Estimated Fair Value
Due in one year or less	$98,766	$100,782
Due after one year through five years	151,470	155,745
Due after five years through ten years	56,362	59,663
Due after ten years	16,510	17,170

Total debt securities	$323,108	$333,360

	December 31, 2011
	Amortized Cost	Estimated Fair Value
Due in one year or less	$103,218	$105,364
Due after one year through five years	172,671	176,934
Due after five years through ten years	66,578	70,471
Due after ten years	17,601	18,426

Total debt securities	$360,068	$371,195

At December 31, 2012 and 2011, securities with a carrying value of $260.3 million and $361.8 million, respectively, were pledged as collateral for certain deposits and other purposes as required or permitted by law.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

There were no gains on sales of securities in 2012. Alliance recognized gross gains on sales of securities of $1.3 million and $313,000 for 2011 and 2010, respectively. Gross losses of $5,000 were recognized in 2010 while there were no gross losses in 2012 and 2011. The tax provision related to these net realized gains was $513,000 and $119,000 in 2011 and 2010, respectively.

During 2013, Alliance sold approximately $70.4 million of securities available for sale. Gross gains recognized were $1.6 million and gross losses were $53,000. The tax provision related to these realized gains was approximately $623,000.

The following tables show the securities with unrealized losses at December 31, 2012 and 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated (in thousands):

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Mortgage-backed securities – residential	$30,718	$114	$1,422	$78	$32,140	$192

Total temporarily impaired securities	$30,718	$114	$1,422	$78	$32,140	$192

	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
Type of Security	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Obligations of states and political subdivisions	$192	$1	$—	$—	$192	$1
Mortgage-backed securities – residential	28,746	70	4,144	100	32,890	170

Subtotal debt securities	28,938	71	4,144	100	33,082	171
Mutual funds	497	2	—	—	497	2

Total temporarily impaired securities	$29,435	$73	$4,144	$100	$33,579	$173

Management does not believe any individual unrealized loss as of December 31, 2012 represents an other-than-temporary impairment. A total of 18 available-for-sale securities were in a continuous unrealized loss position for less than 12 months and 2 securities for 12 months or longer. The unrealized losses relate primarily to debt securities issued by FNMA, GNMA, FHLMC and FHLB. These unrealized losses are primarily attributable to changes in interest rates and other market conditions such as the variability of risk premiums demanded by investors. Alliance does not intend to sell these securities and does not believe it will be required to sell them prior to recovery of the amortized cost.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

3. Loans and Leases

Major classifications of loans and leases at December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Residential real estate	$329,009	$316,823
Commercial loans	155,512	151,420
Commercial real estate	141,760	126,863
Leases	11,894	28,842
Consumer other
Indirect auto	199,284	158,813
Home equity	77,485	78,624
Other consumer	10,087	11,152

Loans and leases	925,031	872,537

Less: Unearned income	(1,647)	(3,206)
Net deferred loan costs	4,710	3,390

Total loans and leases	928,094	872,721
Allowance for credit losses	(8,571)	(10,769)

Net loans and leases	$919,523	$861,952

Mortgage Loans Serviced for Others

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of mortgage loans serviced for others are as follows (in thousands):

	2012	2011
FHLMC	$219,761	$209,916
FNMA	6,739	5,098
FHLB	2,627	907

Total	$229,127	$215,921

Custodial escrow balances maintained in connection with serviced loans were $2.9 million and $1.9 million at December 31, 2012 and 2011, respectively. Servicing fee income, net of mortgage servicing rights amortization, totaled $105,000, $107,000, and $90,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table summarizes the changes in the carrying value of mortgage servicing rights (in thousands):

	2012	2011	2010
Balance at January 1	$1,277	$1,163	$909
Additions	446	507	583
Amortization	(472)	(393)	(329)

Balance at December 31	$1,251	$1,277	$1,163

The fair value of mortgage servicing rights was $1.5 million and $1.3 million at December 31, 2012 and 2011. Fair value at December 31, 2012 was determined using a discount rate of 7.18%, prepayment speed assumptions (PSA) ranging from 361% in the first year to 268% in the third year and servicing cost per loan of $57. Fair value at December 31, 2011 was determined using a discount rate of 7.28%, PSA ranging from 352% in the first year to 259% in the third year and servicing cost per loan of $56.

Leases

The estimated residual value of leased assets was $215,000 at December 31, 2012 and 2011.

At December 31, 2012, the minimum future lease payments, excluding residual values, to be received from lease financings were as follows (in thousands):

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Year ending December 31:
2013	2,848
2014	1,934
2015	1,686
2016	1,434
2017	1,419
Thereafter	2,358

Loans to Insiders

Certain directors and executive officers of Alliance and their affiliated companies were customers of, and had other transactions with, Alliance during 2012. Loan transactions with related parties are summarized as follows (in thousands):

2012
Balance at beginning of year	$2,030
New loans and advances	570
Loan payments	(693)

Balance at end of year	$1,907

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

	December 31, 2012
	Non-accrual	Greater than 90 Days Past Due and Still Accruing	Non-performing Loans and Leases
Commercial loans	$435	$—	$435
Commercial real estate	504	—	504
Leases, net of unearned income	676	—	676
Residential real estate	2,533	—	2,533
Consumer other:
Indirect	226	34	260
Home equity	309	—	309
Other	86	1	87

Total	$4,769	$35	$4,804

	December 31, 2011
	Non-accrual	Greater than 90 Days Past Due and Still Accruing	Non-performing Loans and Leases
Commercial loans	$3,401	$—	$3,401
Commercial real estate	4,051	—	4,051
Leases, net of unearned income	107	—	107
Residential real estate	3,062	—	3,062
Consumer other:
Indirect	293	—	293
Home equity	270	—	270
Other	103	—	103

Total	$11,287	$—	$11,287

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans and leases, including non-performing loans and leases, at the dates indicated (in thousands):

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Leases
Commercial loans	$1,034	$13	$422	$1,469	$154,043	$155,512
Commercial real estate	653	191	479	1,323	140,437	141,760
Leases, net	44	—	—	44	10,203	10,247
Residential real estate	3,560	854	2,484	6,898	322,111	329,009
Consumer other:
Indirect	736	73	145	954	198,330	199,284
Home equity	324	56	144	524	76,961	77,485
Other	72	50	7	129	9,958	10,087

Total	$6,423	$1,237	$3,681	$11,341	$912,043	$923,384

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Leases
Commercial loans	$390	$173	$1,327	$1,890	$149,530	$151,420
Commercial real estate	262	—	1,873	2,135	124,728	126,863
Leases, net	39	—	18	57	25,579	25,636
Residential real estate	3,743	377	3,062	7,182	309,641	316,823
Consumer other:
Indirect	728	76	67	871	157,942	158,813
Home equity	141	33	123	297	78,327	78,624
Other	80	53	6	139	11,013	11,152

Total	$5,383	$712	$6,476	$12,571	$856,760	$869,331

Allowance for Credit Losses

The following table details activity in the allowance for credit losses by portfolio segment at the dates indicated (in thousands):

	2012
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:

Beginning balance	$6,994	$503	$750	$784	$747	$991	$10,769
Charge-offs	(2,148)	(14)	(102)	(138)	(862)		(3,264)
Recoveries	456	318	16	114	462		1,366

Net charge-offs	(1,692)	304	(86)	(24)	(400)		(1,898)

Provision	(20)	(529)	313	293	354	(711)	(300)

Ending Balance	$5,282	$278	$977	$1,053	$701	$280	$8,571

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	2011
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:

Beginning balance	$5,568	$1,583	$946	$933	$779	$874	$10,683
Charge-offs	(1,268)	(343)	(224)	(326)	(1,010)		(3,171)
Recoveries	137	455	45	192	518		1,347

Net charge-offs	(1,131)	112	(179)	(134)	(492)		(1,824)

Provision	2,557	(1,192)	(17)	(15)	460	117	1,910

Ending Balance	$6,994	$503	$750	$784	$747	$991	$10,769

	2010
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Unallocated	Total
Allowance for credit losses:

Beginning balance	$3,771	$2,212	$891	$973	$818	$749	$9,414
Charge-offs	(634)	(1,345)	(322)	(251)	(1,055)		(3,607)
Recoveries	34	81	54	133	489		791

Net charge-offs	(600)	(1,264)	(268)	(118)	(566)		(2,816)

Provision	2,397	635	323	78	527	125	4,085

Ending Balance	$5,568	$1,583	$946	$933	$779	$874	$10,683

Impaired Loans and Leases

The following table presents information related to impaired loans and leases as of December 31 (in thousands):

	2012			2011
	Unpaid Contractual Principal Balance(1)	Recorded Investment	Related Allowance	Unpaid Contractual Principal Balance(1)	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial and commercial real estate	$721	$674		$1,962	$1,143
Leases, net	25	25		191	83
Residential real estate	1,857	1,789		1,533	1,457
Consumer other	32	32		41	41

	2,635	2,520		3,727	2,724
With an allowance recorded:
Commercial and commercial real estate	409	409	$11	7,150	5,932	$2,077
Lease, net	652	652	200	40	24	10
Residential real estate	695	695	54	405	405	11

	1,756	1,756	265	7,595	6,361	2,098
Total:
Commercial and commercial real estate	1,130	1,083	11	9,112	7,075	2,077
Leases, net	677	677	200	231	107	10
Residential real estate	2,552	2,484	54	1,938	1,862	11
Consumer other	32	32	—	41	41	—

	$4,391	4,276	$265	$11,322	$9,085	$2,098

(1)	Unpaid contractual principal balance has not been reduced by any partial charge-offs taken on loans and leases.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The allocation of the allowance for credit losses summarized on the basis of Alliance’s impairment methodology was as follows at the dates indicated (in thousands):

	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Total
December 31, 2012
Individually evaluated for impairment	$11	$200	$54	$—	$—	$265
Collectively evaluated for impairment	5,271	78	923	1,053	701	8,026

Allocated	$5,282	$278	$977	$1,053	$701	8,291

Unallocated						280

Total						$8,571

December 31, 2011
Individually evaluated for impairment	$2,077	$10	$11	$—	$—	$2,098
Collectively evaluated for impairment	4,917	493	739	784	747	7,680

Allocated	$6,994	$503	$750	$784	$747	9,778

Unallocated						991

Total						$10,769

The recorded investment in loans and leases summarized on the basis of Alliance’s impairment methodology at the dates indicated was as follows (in thousands):

	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Indirect	Consumer Other	Total
December 31, 2012
Individually evaluated for impairment	$1,083	$677	$2,484	$—	$32	$4,276
Collectively evaluated for impairment	296,189	9,570	326,525	199,284	87,540	919,108

Total	$297,272	$10,247	$329,009	$199,284	$87,572	$923,384

December 31, 2011
Individually evaluated for impairment	$7,075	$107	$1,862	$—	$41	$9,085
Collectively evaluated for impairment	271,208	25,529	314,961	158,813	89,735	860,246

Total	$278,283	$25,636	$316,823	$158,813	$89,776	$869,331

The following table presents the average recorded investment and interest income recognized in impaired loans and leases for the periods indicated (in thousands):

	December 31, 2012		December 31, 2011
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial and commercial real estate	$3,532	$86	$4,530	$3
Leases, net	198	—	265	—
Residential real estate	2,140	120	1,342	68
Consumer other	36	2	8	1

Total	$5,906	$208	$6,145	$72

There was no interest recognized on impaired loans in 2010 while they were considered to be impaired.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Troubled Debt Restructurings

The following table presents the recorded investment in troubled debt restructured loans and leases as of December 31, 2012 and 2011 based on payment performance status (in thousands):

	2012
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Other	Total
Performing	$704	$—	$2,293	$32	$3,029
Non-performing	147	—	191	—	338

Total	$851	—	$2,484	$32	$3,367

	2011
	Commercial & Commercial Real Estate	Leases, net	Residential Real Estate	Consumer Other	Total
Performing	$211	$—	$1,401	$41	$1,653
Non-performing	2,216	33	461	—	2,710

Total	$2,427	$33	$1,862	$41	$4,363

Troubled debt restructured loans and leases are considered impaired and are included in the previous impaired loans and leases disclosures in this footnote. As of December 31, 2012, we have not committed to lend additional amounts to customers with outstanding loans and leases that are classified as troubled debt restructurings.

During the periods ending December 31, 2012 and 2011, certain loans and lease modifications were executed which constituted troubled debt restructurings. Substantially all of these modifications included one or a combination of the following: an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; change in scheduled payment amount; permanent reduction of the principal of the loan; or an extension of additional credit for payment of delinquent real estate taxes.

The following table summarizes troubled debt restructurings that occurred during the periods indicated (in thousands):

	For the year ending December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and commercial real estate	6	$697	$697
Residential real estate	7	625	677

	13	$1,322	$1,374

	For the year ending December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and commercial real estate	6	$3,498	$3,509
Leases, net	2	121	121
Residential real estate	7	794	847
Consumer other	4	43	43

	19	$4,456	$4,520

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The troubled debt restructurings described above required a net allocation of the allowance for credit losses of $61,000 and $1.1 million at December 31, 2012 and 2011, respectively. Charge-offs of $1.5 million and $1.1 million were recorded on loans and leases modified during 2012 and 2011, respectively.

The following table summarizes the troubled debt restructurings for which there was a payment default within 12 months following the date of the restructuring for the periods indicated (in thousands):

	For the year ending December 31, 2012		For the year ending December 31, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	2	$—	4	$2,216
Residential real estate	2	191	4	527

	4	$191	8	$2,743

Loans and leases are considered to be in payment default once it is greater than 30 days contractually past due under the modified terms. The troubled debt restructurings described above that subsequently defaulted resulted in a net allocation of the allowance for credit losses of $0 and $1.1 million at December 31, 2012 and 2011, respectively. Charge-offs of $1.5 million and $1.1 million were recorded on defaulted troubled debt restructurings during 2012 and 2011, respectively.

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

As of December 31, 2012 and 2011, based on the most recent analysis performed, the recorded investment by risk category and class of loans and leases is as follows (in thousands):

	December 31, 2012		December 31, 2011
	Commercial & Commercial Real Estate	Commercial Leases, net	Commercial & Commercial Real Estate	Commercial Leases, net
Credit risk profile by internally assigned grade:
Pass	$250,172	$3,910	$222,236	$13,759
Special mention	6,002	—	13,421	259
Substandard	8,664	65	10,074	371
Substandard individually evaluated for impairment	1,083	677	7,075	107
Not rated	31,351	5,595	25,477	421

	$297,272	$10,247	$278,283	$14,917

For residential real estate and consumer loan classes, Alliance evaluates credit quality primarily based upon the aging status of the loan, which was previously presented, and by payment activity.

The following table presents the recorded investment in residential real estate and consumer loans based on payment activity at the dates indicated (in thousands):

	December 31, 2012
	Residential Real Estate	Indirect	Consumer Home Equity	Other Consumer
Performing	$326,476	$199,024	$77,176	$10,000
Non-performing	2,533	260	309	87

Total	$329,009	$199,284	$77,485	$10,087

	December 31, 2011
	Residential Real Estate	Indirect	Consumer Home Equity	Other Consumer
Performing	$313,761	$158,520	$78,354	$11,049
Non-performing	3,062	293	270	103

Total	$316,823	$158,813	$78,624	$11,152

4. Premises and Equipment

Bank premises, furniture and equipment at December 31, 2012 and 2011 consist of the following (in thousands):

	2012	2011
Land	$2,878	$2,878
Bank premises	20,032	19,791
Furniture and equipment	25,940	26,639

Total cost	48,850	49,308
Less: Accumulated depreciation	32,412	31,767

	$16,438	$17,541

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2012 and 2011, furniture and equipment included $860,000 and $1.0 million, respectively, in equipment leased to others under operating leases. The related accumulated depreciation was $699,000 and $720,000 at December 31, 2012 and 2011, respectively. Depreciation expense on equipment leased to others totaled $120,000, $182,000, and $212,000 in 2012, 2011 and 2010, respectively.

At December 31, 2012, the minimum future lease payments to be received from equipment leased to others were $117,000 in 2013.

5. Goodwill and Other Intangible Assets

The carrying value of goodwill was $30.8 million at December 31, 2012 and 2011. No goodwill impairment adjustments were recognized in 2012 or 2011. The following table summarizes Alliance’s intangible assets that are subject to amortization (in thousands):

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets
Core deposit intangible	$4,202	$3,514	$688
Investment management intangible	10,089	3,950	6,139

Total	$14,291	$7,464	$6,827

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets
Core deposit intangible	$4,202	$3,151	$1,051
Investment management intangible	10,089	3,446	6,643

Total	$14,291	$6,597	$7,694

Amortization expense for intangible assets for the next five years is estimated as follows (in thousands):

	Core Deposit Intangible	Investment Management Intangible	Total
2013	287	504	791
2014	210	504	714
2015	134	504	638
2016	57	504	561
2017	—	504	504
Thereafter	—	3,619	3,619

6. Deposits

Deposits consisted of the following at December 31 (in thousands):

	2012	2011
Non-interest-bearing checking	$230,555	$185,736
Interest-bearing checking	157,903	145,885
Savings accounts	117,741	107,311
Money market accounts	352,320	330,000
Time accounts	236,474	314,133

Total deposits	$1,094,993	$1,083,065

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table indicates the maturities of Alliance’s time deposits at December 31 (in thousands):

	2012	2011
Due in one year	$168,529	$220,450
Due in two years	46,861	67,146
Due in three years	10,699	18,409
Due in four years	5,806	2,721
Due in five years or more	4,579	5,407

Total time deposits	$236,474	$314,133

Total time deposits in excess of $100,000 as of December 31, 2012 and 2011 were $100.9 million and $123.4 million, respectively. Time deposits include $10.0 million and $42.8 million in accounts acquired through third party brokers at December 31, 2012 and 2011.

7. Borrowings

The following is a summary of borrowings outstanding at December 31 (in thousands):

	2012	2011
Short-term:
Repurchase agreements	$21,169	$26,310

Total short-term borrowings	21,169	26,310
Long-term:
FHLB advances	80,000	90,000
Repurchase agreements	20,000	20,000

Total long-term borrowings	100,000	110,000

Total borrowings	$121,169	$136,310

The following table sets forth certain information with respect to the overnight lines of credit, federal funds purchased and short term repurchase agreements (dollars in thousands):

	2012	2011	2010
FHLB overnight advances and short-term advances:
Maximum month-end balance	$—	$47,000	$22,800
Balance at end of year	—	—	2,000
Average balance during the year	609	9,803	4,382
Weighted average interest rate at end of year	—%	—	0.40%
Weighted average interest rate during the year	0.58%	0.35%	0.46%

Repurchase agreements:
Maximum month-end balance	$27,264	$26,310	$25,792
Balance at end of year	21,169	26,310	25,792
Average balance during the year	25,584	24,280	20,252
Weighted average interest rate at end of year	0.07%	0.01%	0.11%
Weighted average interest rate during the year	0.08%	0.05%	0.11%

As of the dates indicated, the contractual amounts of FHLB long term advances mature as follows (dollars in thousands):

	December 31, 2012		December 31, 2011
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2012	$—	—%	$10,000	3.54%
2013	—	—%	35,000	3.33%
2014	10,000	1.17%	25,000	2.42%
2015	20,000	3.75%	20,000	3.75%
2016	20,000	1.14%	—	—
2017	15,000	1.36%	—	—
2018	15,000	1.61%	—	—

Total FHLB term advances	$80,000	1.93%	$90,000	3.19%

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

As of the dates indicated, the contractual amounts of long-term repurchase agreements mature as follows (in thousands):

	December 31, 2012		December 31, 2011
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2015	$20,000	4.01%	$20,000	4.01%

Total repurchase agreements	$20,000	4.01%	$20,000	4.01%

In June 2012, we restructured $50.0 million of FHLB advances. The restructurings resulted in prepayment penalties of $2.1 million which are being amortized as an adjustment to interest expense over the remaining term of the restructured debt in accordance with U.S. generally accepted accounting principles. The restructuring had the effect of extending the maturities of the restructured borrowings by 3.3 years lowering the annual average effective cost by 148 basis points.

Alliance has access to various credit facilities through the FHLB, including an overnight line of credit, a one-month line of credit, and a Term Advance Program, under which it can borrow at various terms and interest rates. All of the credit facilities are subject to meeting certain ongoing collateral requirements of the FHLB. In addition to pledging securities, Alliance has also pledged, under a blanket collateral agreement, certain residential mortgage loans with balances at December 31, 2012 of $301.7 million. At December 31, 2012, Alliance had borrowed $80.0 million against the pledged mortgages. At December 31, 2012, Alliance had $221.6 million available under its various credit facilities with the FHLB.

Alliance had a $164.3 million line of credit with no outstanding balance at December 31, 2012 with the Federal Reserve Bank of New York through its Discount Window. Alliance has pledged indirect loans and securities totaling $160.1 million and $4.2 million, respectively, at December 31, 2012. At December 31, 2012, Alliance also had available $62.5 million of federal funds lines of credit with other financial institutions, none of which was in use at December 31, 2012.

Alliance offers retail repurchase agreements primarily to certain business customers. Under the terms of the agreement, Alliance sells investment portfolio securities to such customers agreeing to repurchase the securities on the next business day. Alliance views the borrowing as a deposit alternative for its business customers. On December 31, 2012, Alliance had securities with a market value of $22.1 million pledged as collateral for these agreements. Alliance also has agreements with the FHLB and Bank approved brokers to sell securities under agreements to repurchase. At December 31, 2012, securities with a market value of $20.0 million were pledged against repurchase agreements in the amount of $20.0 million. All of these repurchase agreements at December 31, 2012 were transacted with the FHLB.

8. Junior Subordinated Obligations

In December 2003, Alliance formed a wholly-owned subsidiary, Alliance Financial Capital Trust I, a Delaware business trust (“Capital Trust I”). Capital Trust I issued $10.0 million of 30-year floating rate Company-obligated pooled capital securities. Alliance borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2034, but may be redeemed at Alliance’s option on predetermined dates with the first redemption date at par in five years. The capital securities of the trust are a pooled trust preferred fund of ALESCO Preferred Funding II, Ltd., and interest rates on the securities adjust quarterly based on the 3-month LIBOR plus 2.85% (3.16% at December 31, 2012). Alliance guarantees all of the securities.

In September 2006, Alliance formed a wholly-owned subsidiary, Alliance Financial Capital Trust II, a Delaware business trust (“Capital Trust II”). Capital Trust II issued $15.0 million of 30-year floating rate company-obligated pooled capital securities. Alliance borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2036, but may be redeemed at Alliance’s option on predetermined dates with the first redemption date at par in five years. The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities XXIV, Ltd., and interest rates on the securities adjust quarterly based on the 3-month LIBOR plus 1.65% (1.96% at December 31, 2012). Alliance guarantees all of the securities.

Alliance had a $310,000 investment in Capital Trust I at December 31, 2012 and 2011 and a $464,000 investment in Capital Trust II at December 31, 2012 and 2011.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Capital Trusts are variable interest entities (“VIE’s”). Alliance is not the primary beneficiary of the VIE’s and as such they are not consolidated in Alliance’s financial statements in accordance with accounting guidance. Liabilities owed to the Capital Trusts, totaling $25.8 million, were reflected as liabilities in the consolidated balance sheets at December 31, 2012 and 2011, respectively.

9. Earnings Per Common Share

Alliance has granted stock compensation awards with non-forfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by Accounting Standard Codification (“ASC”) 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards and warrants, but excludes awards considered participating securities.

Basic and diluted net income per common share calculations for the years ended December 31 are as follows (in thousands, except share and per share amounts):

	2012	2011	2010
Basic
Net income	$9,188	$13,297	$11,624
Less: dividends and undistributed earnings allocated to unvested restricted shares	(153)	(219)	(128)

Net earnings allocated to common shareholders	$9,035	$13,078	$11,496

Weighted average common shares outstanding including shares considered participating securities	4,781,167	4,748,379	4,669,324
Less: average participating securities	(79,480)	(78,327)	(49,606)

Weighted average shares	4,701,687	4,670,052	4,619,718

Net income per common share – basic	$1.92	$2.80	$2.49

Diluted
Net earnings allocated to common shareholders	$9,035	$13,078	$11,496

Weighted average common shares outstanding for basic earnings per common share	4,701,687	4,670,052	4,619,718
Incremental shares from assumed conversion of stock options and warrants	—	5,160	20,378

Average common shares outstanding – diluted	4,701,687	4,675,212	4,640,096

Net income per common share – diluted	$1.92	$2.80	$2.48

Dividends of $100,000, $95,000 and $63,000 for the years ended December 31, 2012, 2011 and 2010, respectively, were paid on unvested shares with non-forfeitable dividend rights. There were no anti-dilutive stock options for the periods presented.

10. Income Taxes

The provision for income taxes for the years ended December 31 is summarized as follows (in thousands):

	2012	2011	2010
Current tax expense:
Federal	$3,217	$5,269	$5,277
State	51	585	541

	3,268	5,854	5,818

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Deferred tax (benefit) provision:
Federal	(228)	(1,059)	(987)
State	(73)	(281)	(226)

	(301)	(1,340)	(1,213)

Total	$2,967	$4,514	$4,605

A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years indicated is as follows:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	34.0%
State franchise tax, net of federal tax benefit	(0.1)%	1.1%	1.3%
Tax exempt interest income	(9.6)%	(6.9)%	(7.6)%
Tax exempt insurance income	(3.7)%	(1.9)%	(2.2)%
Sale of insurance agency assets	—%	—%	2.6%
Non-deductible transaction costs	3.7%	—%	—%
Other, net	(0.9)%	(1.8)%	0.3%

Total	24.4%	25.5%	28.4%

The components of deferred income taxes, included in other assets, at December 31, are as follows (in thousands):

	2012	2011
Assets
Loans	$174	$213
Allowance for credit losses	3,367	4,238
Retirement benefits	961	1,163
Deferred compensation	4,001	3,243
Pension costs	1,924	1,868
Incentive compensation plans	382	286
Covenant not to compete	179	200
Other	762	889

Total deferred tax assets	11,750	12,100
Liabilities
Securities	40	55
Premises, furniture and equipment	435	447
Depreciation and leasing	572	1,516
Deferred fees	1,347	1,390
Intangible assets	272	416
Net unrealized gains on available-for-sale securities	4,114	4,320
Other	1,312	861

Total deferred tax liabilities	8,092	9,005

Net deferred tax asset at year-end	$3,658	$3,095

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

At December 31, 2012 and 2011, Alliance did not have any unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows (in thousands):

2010
Balance at January 1	$115
Reductions due to statute of limitations	(115)
Settlements	—

Balance at December 31	$—

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Alliance accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. We do not expect the amount of unrecognized tax benefits to significantly increase in the next twelve months.

Alliance or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Alliance is no longer subject to U.S. federal examination for tax years prior to 2009 and state examination for tax years prior to 2010.

11. Accumulated Other Comprehensive Income

A summary of activity in other comprehensive income, at December 31, is as follows (in thousands):

	Pre-tax Amount	Income Taxes	Net
December 31, 2012
Securities available-for-sale:
Net unrealized losses for the period	$(853)	$(338)	$(515)

Defined benefit pension plan:
Amortization of prior service costs	24	10	14
Amortization of net loss	335	132	203
Change in accumulated unrealized net losses for plan benefits	(453)	(179)	(274)
Change in unrealized prior service costs	64	25	39

Defined benefit plan liability adjustment	(30)	(12)	(18)

Total other comprehensive income	$(883)	$(350)	$(533)

December 31, 2011
Securities available-for-sale:
Net unrealized gains for the period	$6,565	$2,540	$4,025
Reclassification adjustment for net gains included in net income	(1,325)	(513)	(812)

Net unrealized gains on securities available-for-sale	5,240	2,027	3,213

Defined benefit pension plan:
Amortization of prior service costs	26	10	16
Amortization of net loss	174	68	106
Change in accumulated unrealized net losses for plan benefits	(1,790)	(693)	(1,097)

Defined benefit plan liability adjustment	(1,590)	(615)	(975)

Total other comprehensive income	$3,650	$1,412	$2,238

December 31, 2010
Securities available-for-sale:
Net unrealized gains for the period	$1,673	$622	$1,051
Reclassification adjustment for net gains included in net income	(308)	(119)	(189)

Net unrealized gains on securities available-for-sale	1,365	503	862

Defined benefit pension plan:
Amortization of prior service costs	26	9	17
Amortization of net loss	178	69	109
Change in accumulated unrealized net losses for plan benefits	(360)	(139)	(221)

Defined benefit plan liability adjustment	(156)	(61)	(95)

Total other comprehensive income	$1,209	$442	$767

A summary of activity in accumulated other comprehensive income, at December 31, is as follows (in thousands):

	Net unrealized gains (losses) in securities available for sale	Defined benefit plans	Total
Balance at January 1, 2010	$2,832	($1,886)	$946
Net gain (loss) during 2010	862	(95)	767

Balance at December 31, 2010	3,694	(1,981)	1,713

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Net gain (loss) during 2011	3,213	(975)	2,238

Balance at December 31, 2011	6,907	(2,956)	3,951
Net loss during 2012	(515)	(18)	(533)

Balance at December 31, 2012	$6,392	$(2,974)	$3,418

12. Employee and Director Benefit Plans

Defined Contribution Plan

Alliance provides retirement benefits through a defined contribution 401(k) plan that covers substantially all of its employees. Participants in the 401(k) plan may contribute from 1% of their compensation up to certain annual limitations imposed by the Internal Revenue Service. Alliance matches $0.50 for each $1.00 contributed up to 6% of the participant’s eligible compensation. Participants meeting certain eligibility requirements will receive an employer contribution equal to 1% of their annual eligible compensation. Company contributions to the plan were $614,000, $492,000 and $505,000 in 2012, 2011 and 2010, respectively.

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

The following table represents a reconciliation of the change in the benefit obligation, plan assets and funded status of the Pension Plan and Post-Retirement Plan at December 31 (using a measurement date of December 31) (in thousands):

	Pension Plan		Post-Retirement Plan
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$6,239	$5,325	$4,284	$4,290
Interest cost	269	288	178	224
Actuarial loss (gain)	399	871	(35)	5
Benefits paid	(237)	(245)	(226)	(242)
Participant contributions	—	—	7	7

Benefit obligation at end of year	6,670	6,239	4,208	4,284
Change in plan assets:
Fair value of plan assets at the beginning of the year	4,188	4,393	—	—
Actual return on plan assets	448	(69)	—	—
Benefits paid	(237)	(245)	(226)	(242)
Participant contributions	—	—	7	7
Employer contributions	563	109	219	235

Fair value of plan assets at the end of year	4,962	4,188	—	—

Funded status at end of year	$(1,708)	$(2,051)	$(4,208)	$(4,284)

Pre-tax amounts recognized in accumulated other comprehensive income at December 31 that has not been recognized as components of net periodic benefit or cost consist of (in thousands):

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	Pension Plan		Post-Retirement Plan
	2012	2011	2012	2011
Unrecognized actuarial loss	$3,307	$3,202	$619	$672
Unrecognized prior service benefit	—	—	(430)	(475)

	$3,307	$3,202	$189	$197

The composition of the plan’s net periodic cost for the years ended December 31 is as follows (in thousands):

	Pension Plan			Post-Retirement Plan
	2012	2011	2010	2012	2011	2010
Interest cost	$269	$288	$284	$178	$224	$230
Amortization of unrecognized prior service benefit	—	—	—	(44)	(44)	(44)
Amortization of unrecognized actuarial loss	219	123	153	17	19	16
Expected return on assets	(373)	(387)	(311)	—	—	—

Total net periodic cost	$115	$24	$126	$151	$199	$202

The estimated prior service benefit for the Post-Retirement Plan that is expected to be amortized from accumulated other comprehensive income into net periodic benefit over the next fiscal year is $44,000. The estimated unrecognized actuarial loss for the Pension Plan and Post-Retirement Plan that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $244,000 and $19,000, respectively.

The following weighted average assumptions were used to determine benefit obligations for these plans:

	Pension Plan			Post-Retirement Plan
	2012	2011	2010	2012	2011	2010
Projected benefit obligation:
Discount rate	4.05%	4.40%	5.54%	3.95%	4.30%	5.44%
Net periodic pension cost:
Discount rate	4.40%	5.54%	5.70%	4.30%	5.44%	5.60%
Expected return on plan assets	8.50%	9.00%	9.00%	—	—	—

The discount rates used in determining the benefit obligations for the Pension Plan and Post-Retirement Plan as of December 31, 2012, 2011 and 2010 were based upon the Citibank pension liability index. The Citibank pension liability index was determined to appropriately reflect the rate at which the Pension Plan and Post-Retirement Plan obligations could be effectively settled, based upon the expected duration of each plan.

The Pension Plan’s weighted-average asset allocations by asset category at December 31 are as follows:

Asset Category	2012	2011
Equity securities	64%	62%
Debt Securities (Bond Mutual Funds)	36%	38%

Total	100%	100%

Plan assets are invested in diversified investment funds of the RSI Retirement Trust, a private placement investment fund. The investment funds include a series of equity and bond mutual funds or comingled trust funds, each with its own investment objectives, investment strategies and risks, as detailed in the Trust’s Statement of Investment Objectives and Guidelines. The RSI Retirement Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the RSI Retirement Trust’s Statement of Investment Objectives and Guidelines (the “Guidelines”).

The long-term investment objectives are to maintain plan assets at a level that will sufficiently cover long-term obligations and to generate a return on plan assets that will meet or exceed the rate at which long-term obligations will grow. A broadly diversified combination of equity and fixed income portfolios and various risk management techniques are used to help achieve these objectives.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The investment goal is to achieve investment results that will contribute to the proper funding of the pension plan by exceeding the rate of inflation over the long-term. In addition, RSI Retirement Trust’s actively managed portfolios are expected to provide above-average performance when compared to their peers, while the passively managed portfolios are expected to provide performance in line with the appropriate index. Performance volatility is also monitored. Risk/volatility is further managed by the distinct investment objectives of each of the RSI Retirement Trust funds and the diversification within each fund.

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

Alliance used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Equity, Debt, Investment Funds and Other Securities

The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). At December 31, 2012, there are no Level 3 investment securities in the Pension Plan.

The fair value of the Plan assets at December 31, 2012, by asset category, is as follows (in thousands):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Mutual Funds Equity
Large cap value(1)	$469	$469	$—
Small cap core(2)	615	615	—
Large cap growth(3)	346	346	—
International core(4)	572	572	—
Common/Collective Trusts Equity
Large cap core(5)	549	—	549
Large cap value(6)	275	—	275
Large cap growth(7)	366	—	366
Common/Collective Trusts Fixed Income
Market duration fixed(8)	1,771	—	1,771

Total	$4,962	$2,002	$2,960

The fair value of the Plan assets at December 31, 2011, by asset category, is as follows (in thousands):

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Mutual Funds Equity
Large cap value(1)	$375	$375	$—
Small cap core(2)	495	495	—
Common/Collective Trusts Equity
Large cap core(5)	443	—	443
Large cap value(6)	218	—	218
Large cap growth(9)	603	—	603
International core(10)	462	—	462
Common/Collective Trusts Fixed Income
Market duration fixed(8)	1,592	—	1,592

Total	$4,188	$870	$3,318

(1)	This category consists of investments whose sector and industry exposures are maintained within a narrow band around Russell 1000 index. The portfolio holds approximately 150 stocks.
(2)	This category contains stocks whose sector weightings are maintained within a narrow band around those of the Russell 2000 Index. The portfolio will typically hold more than 150 stocks.
(3)	This category consists of a mutual fund that seeks fast growing large cap companies with suitable franchises and positive price momentum. The portfolio holds 60 to 90 stocks.
(4)	This category has investments in medium to large non-US companies, including high quality, durable growth companies and companies based in countries with stable economic and political systems.
(5)	This fund tracks the performance of the S&P 500 Index by purchasing the securities represented in the Index in approximately the same weightings as the Index.
(6)	This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.
(7)	This category consists of a portfolio of between 35 and 55 stocks of fast-growing, predictable and cyclical large cap growth companies.
(8)	This category consists of an index fund that tracks the Barclays Capital U.S. Aggregate Bond Index. The fund invests in Treasury, agency, corporate, mortgage-backed and asset-backed securities.
(9)	This category consists of a portfolio of between 45 and 65 stocks that will typically overweight technology and health care.
(10)	This category consists of a broadly diversified portfolio of non-U.S. domiciled stocks. The portfolio will typically hold more than 200 stocks, with 0-35% invested in emerging markets securities.

Alliance’s estimated contribution to the Pension Plan for 2013 is $104,000.

For measurement purposes, with respect to the Post-Retirement Plan, a 9.0% annual rate of increase in the per capita cost of covered health care benefits is assumed for 2013. The rate is assumed to decrease gradually to 4.5% by the year 2017 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects on the Post-Retirement Plan (in thousands):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$11	$(10)
Effect on post-retirement benefit obligations	254	(219)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the Pension Plan (in thousands):

Year ending December 31:
2013	$254
2014	266
2015	268
2016	278
2017	283
Years 2018-2022	1,620

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following healthcare benefits are expected to be paid under the Post-Retirement Plan (in thousands):

Year ending December 31:
2013	$285
2014	281
2015	283
2016	277
2017	285
Years 2018-2022	1,339

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

The following table represents a reconciliation of the change in the benefit obligations, plan assets and funded status of the Directors Plan at December 31 (in thousands):

	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$1,105	$1,006
Service cost	67	65
Interest cost	41	44
Benefits paid	(12)	(11)
Actuarial gain	(62)	1

Prior service cost	(19)	—

Benefit obligation at end of year	$1,120	$1,105
Plan assets	—	—

Funded status at end of year	$(1,120)	$(1,105)

Pre-tax amounts recognized in accumulated other comprehensive income at December 31 that have not been recognized as components of net periodic benefit or cost consist of (in thousands):

	2012	2011
Unrecognized actuarial loss	$114	$206
Unrecognized prior service cost	264	329

	$378	$535

The composition of the Directors Plan’s net periodic cost for the year ended December 31 is as follows (in thousands):

	2012	2011
Service cost	$67	$65
Interest cost	41	44
Amortization of unrecognized prior service cost	46	48
Amortization of unrecognized actuarial loss	30	28

Total net periodic cost	$184	$185

The following weighted average assumptions were used to determine benefit obligations for the Directors’ Plans:

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	2012	2011	2010
Projected benefit obligation:
Discount rate	4.05%	4.40%	5.54%
Net periodic pension cost:
Discount rate	4.40%	5.54%	5.70%

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

The following directors’ retirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year ending December 31:
2013	$49
2014	49
2015	46
2016	66
2017	66
Years 2018-2022	740

In 2013, $46,000 in unrecognized prior service costs and $114,000 in unrecognized actuarial losses are estimated to be amortized from accumulated other comprehensive income into the net periodic cost for the Directors’ Plan.

Supplemental Executive Retirement Plans

Alliance has supplemental executive retirement plans (“SERP”) for certain current and former employees. Included in other assets, Alliance had segregated assets of $102,000 and $127,000 at December 31, 2012 and 2011, respectively, to fund the estimated benefit obligation associated with certain SERP plans.

The following table represents a reconciliation of the change in the benefit obligations, plan assets and funded status of the SERP’s at December 31 (in thousands):

	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$4,115	$3,633
Service cost	88	90
Interest cost	171	190
Actuarial loss	182	458
Benefits paid	(258)	(256)

Benefit obligation at end of year	4,297	4,115
Change in plan assets:
Benefits paid	(258)	(256)
Employer contributions	258	256

Fair value of plan assets at the end of year	—	—

Funded status at end of year	$(4,297)	$(4,115)

Pre-tax amounts recognized in accumulated other comprehensive income at December 31, 2012 and 2011 that has not been recognized as components of net periodic benefit or cost consist of (in thousands):

	2012	2011
Unrecognized actuarial loss	$887	$773
Unrecognized prior service cost	97	142

	$984	$893

The composition of the SERP’s net periodic cost for the years ended December 31 is as follows (in thousands):

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	2012	2011	2010
Service cost	$88	$90	$79
Interest cost	171	190	192
Amortization of unrecognized prior service cost	22	22	22
Amortization of unrecognized actuarial loss	69	4	4

Total net periodic cost	$350	$306	$297

Alliance amortizes unrecognized gain or losses and prior service costs in the SERP’s on a straight line basis over the future working lifetime of the participant expected to receive benefits under the plan. In the year of a participant’s retirement, any unrecognized gains or losses and prior service costs are fully recognized. Future unrecognized gains or losses arising after retirement are amortized over the participant’s remaining life expectancy.

The following weighted average assumptions were used to determine benefit obligations and net period cost for the years ended December 31:

	2012	2011	2010
Projected benefit obligation:
Discount rate	3.95%	4.30%	5.44%
Net periodic pension cost:
Discount rate	4.30%	5.44%	5.60%

The discount rate used to determine benefit obligations for the plans was based upon the Citibank pension liability index. The Citibank pension liability index, less an adjustment of 10 basis points, was determined to appropriately reflect the rate at which the pension liabilities could be effectively settled based upon the expected duration of the plans. Salaries were assumed to increase at an annual rate of 4.0% in 2012, 2011 and 2010.

The following SERP payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year ending December 31:
2013	$255
2014	253
2015	354
2016	351
2017	338
Years 2018-2022	1,606

In 2013, $22,000 in unrecognized prior service costs and $43,000 in unrecognized actuarial losses are estimated to be amortized from accumulated other comprehensive income into the net periodic cost for the SERP’s.

Alliance assumed a SERP for directors from Bridge Street, providing for extended compensation after retirement. Alliance owns life insurance policies on these individuals to provide for the estimated benefit obligations for the SRP. Cash surrender value of these policies approximated $2.7 million and $2.6 million, respectively, at December 31, 2012 and 2011. At December 31, 2012 and 2011 other liabilities include approximately $657,000 and $649,000, respectively, accrued under the directors’ SERP from Bridge Street. Deferred compensation expense related to the SRP from Bridge Street for the year ended December 31, 2012, 2011 and 2010 approximated $102,000, $77,000 and $64,000, respectively.

13. Directors’ Deferred Compensation

Alliance has a stock-based deferral plan which provides directors and officers designated by the Board of Directors the opportunity to defer receipt of cash compensation and, thereby, accumulate additional shares of Alliance’s common stock. Only directors are deferring compensation under this plan. Alliance contributes the amount of compensation deferred to a trust, which purchases shares of Alliance’s common stock, and distributions are made in shares of Alliance’s common stock upon such events as are elected by participants. Dividends paid on shares are also converted to common stock. At December 31, 2012 and 2011, there were 148,083 and 134,260 shares held in trust with a cost basis of $3.9 million and $3.4 million, respectively.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Alliance maintained an optional deferred compensation plan for its directors, whereby fees normally received were deferred and paid by Alliance upon the retirement of the director. In March 2008, active directors transferred their plan balances into the stock-based deferred compensation plan and the remaining liability consists of the retired directors balances. At December 31, 2012 and 2011, other liabilities included approximately $257,000 and $324,000, respectively, relating to deferred compensation. Deferred compensation expense resulting from the earnings on deferred balances for the years ended December 31, 2012, 2011 and 2010 approximated $1,000, $2,000 and $5,000, respectively.

Alliance assumed a nonqualified deferred compensation plan for former directors of Bridge Street, under which participants were eligible to elect to defer all or part of their annual director fees. The plan provides that deferred fees are to be invested in mutual funds, as selected by the individual directors. Deferrals under the plan were discontinued effective with the acquisition of Bridge Street. At December 31, 2012 and 2011, deferred director fees included in other liabilities, and the corresponding assets included in other assets, aggregated approximately $259,000 and $275,000, respectively.

14. Stock Based Compensation Plans

The 2010 Restricted Stock Plan (“2010 Plan”) was approved by shareholders in May of 2010 authorizing 200,000 shares of authorized but unissued common stock of Alliance. The purpose of the 2010 Plan is to promote the growth and profitability of Alliance and to provide eligible directors, certain key officers and employees of Alliance with an incentive to achieve corporate objectives, to attract and retain directors, key officers and employees of outstanding competence and to provide such directors, officers and employees with an equity interest in Alliance. Awards granted under this plan vest ratably over a five year period. In 2012 and 2011, 18,465 and 17,839 restricted shares were granted, respectively, to certain key officers under this plan.

Alliance also has a long-term incentive compensation plan (the “1998 Plan”) authorizing 550,000 shares of authorized but unissued common stock of Alliance. Pursuant to the 1998 Plan, eligible individuals received incentive stock options, non-qualified stock options, and/or restricted stock awards. The 1998 Plan expired in 2009 and no further awards will be granted from this Plan.

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

Compensation expense associated with the amortization of the cost of all restricted shares issued for the years ended December 31, 2012, 2011 and 2010 was $512,000, $456,000, and $357,000, respectively. The fair value of the vested restricted shares was $477,000 in 2012. The unrecognized compensation cost for restricted stock awards was $1.4 million at December 31, 2012, which will be recognized as compensation expense over a weighted average period of 2.6 years.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of Alliance’s restricted stock activity for the year ended December 31, 2012:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	73,847	$29.45
Granted	18,465	$29.89
Forfeited	(550)	$30.19
Vested	14,432	$30.22

Outstanding at end of year	77,330	$29.43

There were no options outstanding at December 31, 2012. No options were granted during 2012, 2011 and 2010.

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

Financial instruments whose contract amounts represent credit risk (in thousands):

	Contract Amount
	2012	2011	2010
Commitments to extend credit, variable	$152,142	$146,015	$148,031
Commitments to extend credit, fixed	43,763	35,323	29,090
Standby letters of credit	4,568	3,620	3,223

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

Alliance leases office space and certain branches under noncancelable operating lease agreements having initial terms expiring at various dates through 2025. Total rental expense was approximately $1.2 million in 2012, 2011 and 2010.

Minimum rental payments under the initial terms of these leases are summarized as follows (in thousands):

Year ending December 31:
2013	$1,086
2014	869
2015	849
2016	820
2017	808
Thereafter	2,872

Total minimum lease payments	$7,304

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Bank entered into an agreement in 2005 with Onondaga County whereby the Bank obtained the naming rights to a sports stadium in Syracuse, NY for a 20-year term. Under the agreement, the Bank paid $152,000 in 2012, 2011 and 2010, and will pay $152,000 annually from 2013 through 2024.

Alliance is required to maintain a reserve balance as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ended December 31, 2012 was $600,000.

Alliance is subject to ordinary routine litigation incidental to its business in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate liability arising out of litigation pending or threatened against the Company will be material to its consolidated financial statements. On an on-going basis Alliance assesses its liabilities and contingencies in connection with such legal proceedings. For those matters where it is probable that Alliance will incur losses and the amounts of the losses can be reasonably estimated, the Company recognizes an expense and corresponding liability in its consolidated financial statements. When those conditions of probable and estimable are not met but it is reasonably possible that Alliance will incur a loss, it is required to disclose the existence of such litigation. Reasonably possible is defined as the chance of a future event occurring is more than remote but less than probable. Alliance has a current pending legal matter related to a commercial loan relationship that the chance of Alliance incurring a loss is reasonably possible. The range of reasonably possible loss for this matter was between $0 and $1 million as of December 31, 2012.

In connection with the pending merger with NBT, three plaintiffs filed purported class action lawsuits against Alliance, Alliance’s directors and NBT. All three purported class actions were brought in the Supreme Court of the State of New York, in the County of Onondaga, or the Court, and are captioned Oughterson v. Alliance Financial Corporation, et al. (No. 2012EF73, filed October 11, 2012), Stanard v. Alliance Financial Corporation, et al. (No. 2012EF75, filed October 22, 2012) and The Wire Family Trust of 1997 v. Alliance Financial Corporation et al. (No. 2012-5950, filed November 1, 2012). By Order dated December 10, 2012, the three cases were consolidated by the Court into a single action. The lawsuits allege that the Alliance directors breached their fiduciary duties to Alliance’s shareholders by seeking to sell Alliance through an allegedly unfair process and for an unfair price and on unfair terms, by soliciting shareholder approval of the proposed transaction through a Form S-4 that was alleged to be materially misleading, and that Alliance and NBT aided and abetted that breach. The lawsuits seek, among other things, equitable relief that would enjoin the merger, damages, and attorneys’ fees and costs. The plaintiffs also seek rescission of the merger (to the extent it has already been completed at the time that the court grants any relief). The parties have reached an agreement in principle to settle these cases and entered into a memorandum of understanding on January 15, 2013. As part of this memorandum of understanding, NBT and Alliance agreed to disclose additional information in the joint proxy statement/prospectus on Form S-4 with NBT, including information about matters discussed between the parties during the process of negotiating the merger, as well as information about the data that was analyzed and presented to the Alliance Board of Directors by its financial advisor. No substantive terms of the merger agreement will be modified as part of this settlement. The settlement is subject to review and approval by the Court. The range of reasonably possible loss for this matter related to litigation costs was between $300,000 and $500,000 as of December 31, 2012. Alliance has insurance coverage that limits our liability to $75,000.

The ASC Topic on Asset Retirement Obligations refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of Alliance. Alliance is required to recognize a liability for the fair value of a conditional asset retirement obligation when it is incurred, generally upon acquisition, construction, or development and (or) through the normal operation of the asset, and if the fair value of the liability can be reasonably estimated. The guidance acknowledges that in some cases sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. Alliance acknowledges that some of its facilities were constructed years ago when asbestos was used for insulation and other construction purposes. Of our current 29 branches, 9 are estimated to have been constructed when some use of asbestos was common. Regulations are now in place that require Alliance to handle and dispose of asbestos in a special manner if major renovations or demolition of a facility are to be completed. Alliance does not believe that it has sufficient information to estimate the fair value of the obligation at this time since no major renovations or demolition of any of its facilities have been planned and if undertaken, would occur at an unknown future date. Accordingly, Alliance has not recognized a liability or a contingent liability in connection with potential future costs to remove and dispose of asbestos from its facilities.

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

16. Dividends and Restrictions

The primary source of cash to pay dividends to Alliance’s shareholders is through dividends from its banking subsidiary. The FRB and the Office of the Comptroller of the Currency are authorized to determine certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe or unsound practice. Banking organizations may generally only pay dividends from the combined current year and prior two years’ net income less any dividends previously paid during that period. At December 31, 2012, approximately $21.4 million was available for the declaration of dividends by the Bank. There were no loans or advances from the Bank to Alliance at December 31, 2012.

Under the Merger Agreement, Alliance has agreed that, until the effective time of the merger or the termination of the Merger Agreement, Alliance and its subsidiaries will not, except as expressly permitted by the Merger Agreement or with the prior written consent of NBT (which consent NBT will not unreasonably withhold) declare or pay any dividend or other distribution on its capital stock other than: (a) dividends paid by wholly owned subsidiaries to Alliance or any other wholly owned subsidiary of Alliance; or (b) regular quarterly cash dividends not to exceed the rate paid during the fiscal quarter immediately preceding the date of the merger agreement.

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

Assets Measured on a Recurring Basis

The fair values of debt securities available-for-sale are determined by obtaining matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2). The fair value of mutual fund securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges when available (Level 1). There were no transfers between Level 1 and Level 2 during 2012 or 2011.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	Fair Value Measurements at December 31, 2012 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
U.S. Treasury obligations	$15,148	$—	$15,148
Obligations of states and political subdivisions	71,230	—	71,230
Mortgage-backed securities - residential	246,982	—	246,982

Total debt securities	333,360	—	333,360
Stock Investments:
Mutual funds	3,133	3,133	—

Total available-for-sale	$336,493	$3,133	$333,360

	Fair Value Measurements at December 31, 2011 Using
	Fair Value	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Debt Securities:
Obligations of U.S. government-sponsored corporations	$3,190	$—	$3,190
Obligations of states and political subdivisions	82,299	—	82,299
Mortgage-backed securities - residential	285,706	—	285,706

Total debt securities	371,195	—	371,195
Stock Investments:
Mutual funds	3,111	3,111	—

Total available-for-sale	$374,306	$3,111	$371,195

Assets Measured on a Non-Recurring Basis

Impaired loans and leases – Loans and leases are generally not recorded at fair value on a recurring basis. Periodically, Alliance records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace. These valuations are adjusted based on non-observable inputs and the related nonrecurring fair value measurement adjustments have generally been classified as Level 3. Estimates of fair value used for other collateral supporting commercial loans generally are based on assumptions not observable in the marketplace and, therefore, such valuations have been classified as Level 3. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Foreclosed real estate owned - assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Foreclosed real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Appraisals for both collateral-dependent impaired loans and real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Alliance. Once received, a member of the Managed Assets Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

statistics. A discount may be applied to an appraised value to arrive at fair value based on management’s knowledge of the market conditions and individual circumstances of the property being evaluated. For residential property appraisals, we compare the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. The most recent analysis performed indicated that a discount of 20% should be applied to properties appraised values to arrive at fair value.

Assets measured at fair value on a non-recurring basis by fair value measurement used are summarized below (in thousands):

	At December 31, 2012
	Carrying Amount	Valuation Allowance	Fair Value	Significant unobservable inputs (Level 3)
Impaired loans and leases
Commercial and commercial real estate	$126	$4	$122	$122
Other real estate owned	725	—	725	725

	At December 31, 2011
	Carrying Amount	Valuation Allowance	Fair Value	Significant unobservable inputs (Level 3)
Impaired loans and leases
Commercial and commercial real estate	$5,561	$1,705	$3,856	$3,856

Changes in fair value recognized for partial charge-offs of loans and leases and impairment reserves on loans and leases were $224,000, $3.3 million and $1.6 million during 2012, 2011 and 2010, respectively. The fair value of one commercial impaired loan is measured using equipment and inventory collateral values from customer prepared interim financial statements that management discounted 40% and 70% for the equipment and inventory, respectively. The fair value of foreclosed real estate owned was measured based upon the average of a real estate appraisal and a broker listing for the commercial property using a sales comparison approach. Unobservable inputs adjustments by the appraiser for differences between the comparable sales ranging from 5% to 20%.

The carrying amounts and estimated fair values of financial instruments at December 31, 2012 are as follows (in thousands):

	Fair Value Measurements Using:
	Quoted market prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Carrying Amount
Financial assets
Cash and cash equivalents	$33,673	$—	$—	$33,673
FHLB and FRB stock	N/A	N/A	N/A	7,987
Loans held for sale	—	2,133	—	2,133
Net loans and leases(1)	—	—	944,293	919,523
Accrued interest receivable	—	2,208	1,259	3,467
Financial liabilities
Deposits	858,519	237,510	—	1,094,993
Borrowings	—	125,571	—	121,169
Junior subordinated obligations	—	—	9,691	25,774
Accrued interest payable	3	675	76	754

(1)	includes impaired loans and leases

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of financial instruments at December 31, 2011 are as follows (in thousands):

	2011
	Estimated Fair Value	Carrying Amount
Financial Assets
Cash and cash equivalents	$52,802	$52,802
FHLB and FRB stock	N/A	8,478
Loans held for sale	1,217	1,217
Net loans and leases(1)	907,357	861,952
Accrued interest receivable	3,960	3,960
Financial Liabilities
Deposits	$1,085,608	$1,083,065
Borrowings	143,150	136,310
Junior subordinated obligations	10,979	25,774
Accrued interest payable	1,578	1,578

(1)	includes impaired loans and leases

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

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The capital levels at the Bank are maintained at or above the well-capitalized minimums of 10%, 6% and 5% for the total risk-based, Tier 1 capital, and leverage ratio, respectively. As of December 31, 2012, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Alliance’s and the Bank’s regulatory capital measures are presented in the following table (dollars in thousands):

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2012
Total risk-based capital
Company	$139,440	15.43%	$72,282	≥	8.00%	N/A	N/A
Bank	132,505	14.76%	71,842	≥	8.00%	89,802	≥10.00%
Tier 1 capital
Company	130,809	14.48%	36,141	≥	4.00%	N/A	N/A
Bank	123,874	13.79%	35,921	≥	4.00%	53,881	≥6.00%
Leverage
Company	130,809	9.37%	55,848	≥	4.00%	N/A	N/A
Bank	123,874	8.91%	55,636	≥	4.00%	69,545	≥5.00%

As of December 31, 2011
Total risk-based capital
Company	$137,273	15.97%	$68,749	≥	8.00%	N/A	N/A
Bank	128,479	15.05%	68,277	≥	8.00%	85,347	≥10.00%
Tier 1 capital
Company	126,481	14.72%	34,374	≥	4.00%	N/A	N/A
Bank	117,759	13.80%	34,139	≥	4.00%	51,208	≥6.00%
Leverage
Company	126,481	9.09%	55,680	≥	4.00%	N/A	N/A
Bank	117,759	8.50%	55,442	≥	4.00%	69,303	≥5.00%

19. Parent Company Financial Information

Condensed financial statement information of Alliance Financial Corporation for the years ended December 31 is as follows (in thousands):

Condensed Balance Sheets

	2012	2011
Assets
Investment in subsidiaries	$165,010	$160,275
Cash	2,385	5,343
Investment in limited partnerships	2,404	2,653
Other assets	2,996	3,060

Total Assets	$172,795	$171,331

Liabilities
Junior subordinated obligations	$25,774	$25,774
Dividends payable	—	1,479
Other liabilities	76	81

Total Liabilities	25,850	27,334

Shareholders’ Equity
Common stock	5,104	5,092
Surplus	47,932	47,147
Undivided profits	103,041	99,879
Accumulated other comprehensive income	3,418	3,951
Directors’ stock-based deferred compensation plan	(3,894)	(3,416)
Treasury stock	(8,656)	(8,656)

Total Shareholders’ Equity	146,945	143,997

Total Liabilities and Shareholders’ Equity	$172,795	$171,331

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Statements of Income

	2012	2011	2010
Income
Dividend income from the Bank	$4,500	$6,000	$4,500
Interest and dividends on securities	20	19	20
Loss on sale of securities available-for-sale	—	—	(5)
Loss on sale of premises and equipment	(22)	—	—
Income from limited partnerships	147	453	238
Gain on sale of insurance agency	—	—	815

Total income	4,645	6,472	5,568

Expense
Interest expense on junior subordinated debentures	678	638	645
Non-interest expense	47	870	65
Income tax expense	—	—	806

Total expense	725	1,508	1,516
Income before equity in undistributed income of subsidiaries	3,920	4,964	4,052
Equity in undistributed income of subsidiaries	5,268	8,333	7,572

Net income	$9,188	$13,297	$11,624

Condensed Statements of Cash Flows

	2012	2011	2010
Operating Activities
Net income	$9,188	$13,297	$11,624
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(5,268)	(8,333)	(7,572)
Depreciation expense	34	45	50
Impairment write-down on premises	—	555	—
Loss on sale of securities available-for-sale	—	—	5
Loss on sale of premises and equipment	22	—	—
Provision for deferred income tax	—	(262)	(199)
Gain on sale of insurance agency	—	—	(815)
Net change in other assets and liabilities	736	1,589	123

Net cash provided by operating activities	4,712	6,891	3,216

Investing Activities
Proceeds from sale of securities available-for-sale	—	—	21
Proceeds from sale of premises and equipment	—	—	65
Proceeds from sale of insurance agency	—	—	1,904

Net cash provided by investing activities	—	—	1,990

Financing Activities
(Payments) proceeds from stock activity	—	675	1,598
Retirement of common stock	(165)	(104)	(20)
Cash dividends paid to common shareholders	(7,505)	(5,738)	(5,311)

Net cash used in financing activities	(7,670)	(5,167)	(3,733)
(Decrease) increase in cash and cash equivalents	(2,958)	1,724	1,473
Cash and cash equivalents at beginning of year	5,343	3,619	2,146

Cash and cash equivalents at end of year	$2,385	$5,343	$3,619

Supplemental Disclosures of Cash Flow Information
Non-cash financing activities:
Dividend declared and unpaid	$—	$1,479	$1,419

Alliance Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

EXHIBIT INDEX

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger, dated as of October 7, 2012, by and among NBT Bancorp Inc. and Alliance Financial Corporation (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on October 9, 2012)

3.1	Amended and Restated Certificate of Incorporation of Alliance (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on August 9, 2011)

3.2	Amended and Restated Bylaws of Alliance (incorporated herein by reference to Exhibit 3.2 to Alliance’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2011)

4.1	Rights Agreement dated October 19, 2001 between Alliance Financial Corporation and American Stock Transfer & Trust Company, including the Certificate of Amendment to Alliance’s Certificate of Incorporation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated herein by reference to Exhibit 4.1 to Alliance’s Form 8-A12G filed with the SEC on October 25, 2001)

10.1 *	Alliance Financial Corporation 2010 Restricted Stock Plan dated May 11, 2010 (incorporated herein by reference to Exhibit 10.1 of Alliance’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010)

10.2 *	Alliance Financial Corporation 2010 Restricted Stock Plan Form of Restricted Stock Award Notice (incorporated herein by reference to Exhibit 10.1 of Alliance’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010)

10.3 *	Alliance Financial Corporation 1998 Long Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Alliance’s Registration Statement on Form S-4, Registration No. 333-62623, filed with the SEC on August 31, 1998, as amended)

10.4 *	Employment Agreement dated January 26, 2010 by and between Alliance and Jack H. Webb (incorporated herein by reference to Exhibit 10.1 of Alliance’s Current Report on Form 8-K filed with the SEC on February 1, 2010)

10.5 *	Amended and Restated Supplemental Retirement Agreement, dated as of November 28, 2006, by and among Alliance, Alliance Bank, N.A. and Jack H. Webb (incorporated herein by reference to Exhibit 10.5 to Alliance’s Current Report on Form 8-K filed with the SEC on February 1, 2010)

10.6 *	First Amendment to the Amended and Restated Supplemental Retirement Agreement between Alliance, the Bank and Jack H. Webb (incorporated herein by reference to Exhibit 10.6 to Alliance’s Current Report on Form 8-K filed with the SEC on February 1, 2010)

10.7 *	Split Dollar Agreement between the Bank and Jack H. Webb (incorporated herein by reference to Exhibit 10.4 to Alliance’s Current Report on Form 8-K filed with the SEC on February 1, 2010)

10.8 *	Employment Agreement dated January 26, 2010 by and among Alliance and John H. Watt Jr. (incorporated herein by reference to Exhibit 10.2 to Alliance’s Current Report on Form 8-K filed with the SEC on February 1, 2010)

10.9 *	Employment Agreement, dated January 26, 2010 by and between Alliance and J. Daniel Mohr (incorporated by reference to Exhibit 10.3 to Alliance’s Current Report on Form 8-K filed with the SEC on February 1, 2010)

10.10 *	Form of Change of Control Agreement, dated January 27, 2009, by and between Alliance, Alliance Financial Corporation, and each of James W. Getman and Steven G. Cacchio (incorporated herein by reference to Exhibit 10.11 of Alliance’s Annual Report on Form 10-K filed with the SEC on March 13, 2009)

10.11*	Form of First Amendment to Change of Control Agreement, dated December 18, 2012, by and between Alliance Financial Corporation, and each of James W. Getman and Steven G. Cacchio (incorporated herein by reference to Exhibit 10.1 of Alliance’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

10.12*	Employment Agreement dated as of October 7, 2012 by and among Jack H. Webb, NBT Bancorp Inc. and Alliance Bank, N.A. (incorporated by reference to Exhibit C to Exhibit 2.1 of Alliance’s Current Report on Form 8-K filed with the SEC on October 9, 2012)

10.13*	Form of Settlement Agreement, dated as of October 7, 2012, by and among certain executives, NBT Bancorp Inc., Alliance Financial Corporation and Alliance Bank, N.A. (incorporated by reference to Exhibit B to Exhibit 2.1 of Alliance’s Current Report on Form 8-K filed with the SEC on October 9, 2012)

10.14 *	Director Supplemental Retirement Benefit Plan of Oswego County Savings Bank, dated as of March 15, 2000 (incorporated by reference to Exhibit 10.10 to Alliance’s Annual Report on Form 10-K filed with the SEC on March 13, 2007)

10.15 *	Oswego County National Bank Voluntary Deferred Compensation Plan for Directors, Amended and Restated effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to Alliance’s Annual Report on Form 10-K filed with the SEC on March 13, 2007)

10.16 *	Directors Compensation Deferral Plan of Alliance (incorporated herein by reference to Exhibit 10.1 to Alliance’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 1999)

10.17 *	Alliance Financial Corporation Director Retirement Plan dated March 11, 2008 (incorporated herein by reference to Exhibit 10.1 to Alliance’s Current Report on Form 8-K filed with the SEC on March 14, 2008)

10.18 *	Alliance Financial Corporation Stock-Based Deferral Plan dated March 11, 2008 (incorporated herein by reference to Exhibit 10.3 to Alliance’s Current Report on Form 8-K filed with the SEC on March 14, 2008)

10.19 *	Alliance Bank Executive Incentive Retirement Plan dated March 11, 2008 (incorporated herein by reference to Exhibit 10.2 to Alliance’s Current Report on Form 8-K filed with the SEC on March 14, 2008)

10.20 *	First National Bank of Cortland Excess Benefit Plan for David R. Alvord, dated December 31, 1991, and all amendments thereto (incorporated herein by reference to Exhibit 10.13 to Alliance’s Annual Report on Form 10-K filed with the SEC on March 30, 2001)

10.21 *	Oneida Valley National Bank Supplemental Retirement Income Plan for John C. Mott, dated September 1, 1997, and all amendments thereto (incorporated herein by reference to Exhibit 10.14 to Alliance’s Annual Report on Form 10-K filed with the SEC on March 29, 2002)

21.1 †	List of Subsidiaries

23.1 †	Consent of Crowe Horwath LLP

31.1 †	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 †	Certification of J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 †	Certification of Jack H. Webb, Chairman of the Board, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 †	Certification of J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Financial statements from the Annual Report on Form 10-K of Alliance Financial Corporation for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

†	Filed herewith
*	Management contract or compensatory plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.